Form 10-Q
period 1997-09-30
PENNSYLVANIA MANUFACTURERS CORP
filed 1997-11-12
CIK 1041665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

   | _ | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the transition period _______________ to _____________________ .

                         Commission File Number: 0-22761

                     Pennsylvania Manufacturers Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                          23-2217932
        ------------                                          ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                                The PMA Building
                               380 Sentry Parkway
                       Blue Bell, Pennsylvania 19422-2328
                       ----------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (215) 665-5046
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | _ | NO | X |

There were 14,888,139 shares outstanding of the registrant's Common Stock, $5 par value per share, and 8,982,611 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on September 30, 1997.

                     Pennsylvania Manufacturers Corporation

                                Table of Contents

Part I.    Financial Information                                                            Page
                                                                                           Number
                                                                                           ------
Item 1.    Financial statements

           Condensed consolidated statements of operations for the three and nine months ended September 30, 1997 (unaudited)
           and 1996 (unaudited)                                                               3

           Condensed consolidated balance sheets as of
           September 30, 1997 (unaudited) and December 31, 1996                               4

           Condensed consolidated statements of cash flows for the nine months ended September 30, 1997 (unaudited)
           and 1996 (unaudited)                                                               5

           Notes to the condensed consolidated financial statements (unaudited)               6

Item 2.    Management's discussion and analysis of financial condition
           and results of operations                                                          8

Part II.   Other Information

Item 6.    Exhibits and reports on Form 8-K                                                  19


                     Pennsylvania Manufacturers Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                         September 30,
(dollar amounts in thousands, except per share data)          1997               1996               1997               1996
                                                              ----               ----               ----               ----
Revenues:
      Net premiums written                                  $ 104,487          $ 116,745          $ 352,758          $ 360,525
      Change in net unearned premiums                         (41,517)           (10,711)           (67,387)           (34,328)
                                                            ---------          ---------          ---------          ---------

      Net premiums earned                                      62,970            106,034            285,371            326,197
      Net investment income                                    34,353             32,732            102,812             98,663
      Net realized investment gains                             5,531              5,972              3,600              5,503
      Service revenues                                          2,674              2,642              7,712              6,654
                                                            ---------          ---------          ---------          ---------
      Total revenues                                          105,528            147,380            399,495            437,017
                                                            ---------          ---------          ---------          ---------

Losses and expenses:
      Losses and loss adjustment expenses                      47,785             97,013            240,919            282,468
      Amortization of deferred acquisition costs               20,093             19,586             66,562             66,134
      Operating expenses                                       18,765             21,162             55,670             54,936
      Dividends to policyholders                                3,566              3,566             10,183              9,418
      Interest expense                                          3,803              4,331             12,025             13,161
                                                            ---------          ---------          ---------          ---------
      Total losses and expenses                                94,012            145,658            385,359            426,117
                                                            ---------          ---------          ---------          ---------

      Income before income taxes and
        extraordinary item                                     11,516              1,722             14,136             10,900

Provision (Benefit) for income taxes:
      Current                                                    (741)               (84)            (1,094)             2,921
      Deferred                                                  4,913               (650)             2,609             (1,222)
                                                            ---------          ---------          ---------          ---------

      Total provision (benefit)                                 4,172               (734)             1,515              1,699
                                                            ---------          ---------          ---------          ---------

      Income before extraordinary item                          7,344              2,456             12,621              9,201

      Extraordinary loss from early
        extinguishment of debt (net of income
        tax benefit of $2,549)                                     --                 --             (4,734)                --
                                                            ---------          ---------          ---------          ---------

Net income                                                  $   7,344          $   2,456          $   7,887          $   9,201
                                                            =========          =========          =========          =========

Per Share Data:
      Income before extraordinary item                      $    0.30          $    0.10          $    0.51          $    0.37
      Extraordinary item                                           --                 --              (0.19)                --
                                                            ---------          ---------          ---------          ---------
      Net income                                            $    0.30          $    0.10          $    0.32          $    0.37
                                                            =========          =========          =========          =========

      Weighted average common and common
        share equivalents (in thousands)                       24,510             24,751             24,480             24,867
                                                            =========          =========          =========          =========

   See accompanying notes to the condensed consolidated financial statements.

                     Pennsylvania Manufacturers Corporation
                      Condensed Consolidated Balance Sheets


                                                                                       (Unaudited)
                                                                                       September 30,          December 31,
(dollar amounts in thousands, except share data)                                           1997                  1996
                                                                                        -----------           -----------
Assets
    Investments:
    Fixed maturities available for sale at fair value
       (amortized cost:  $2,071,763 and $2,164,391)                                     $ 2,060,521           $ 2,126,120
    Common stock (cost: $255 and $259)                                                          261                   262
    Short-term investments, at cost which approximates fair value                           141,863               134,971
                                                                                        -----------           -----------
         Total investments                                                                2,202,645             2,261,353

     Cash                                                                                     1,895                 7,176
    Investment income due and accrued                                                        30,581                30,268
    Uncollected premiums                                                                    295,589               285,982
    Reinsurance receivables                                                                 294,506               257,983
    Other assets                                                                            241,145               274,754
                                                                                        -----------           -----------
         Total assets                                                                   $ 3,066,361           $ 3,117,516
                                                                                        ===========           ===========

Liabilities
     Unpaid losses and loss adjustment expenses                                         $ 1,989,160           $ 2,091,072
     Unearned premiums                                                                      239,112               205,982
     Dividends to policyholders                                                              10,704                12,524
     Long-term debt                                                                         203,000               204,699
     Other liabilities                                                                      178,121               177,411
                                                                                        -----------           -----------
         Total liabilities                                                                2,620,097             2,691,688
                                                                                        -----------           -----------

Shareholders' Equity
     Common stock, $5 par value (40,000,000 shares authorized; 15,323,613 shares issued and 14,888,139 outstanding - 1997; 16,095,416 shares
     issued and 15,670,052 outstanding - 1996)                                               76,618                80,477
     Class A common stock, $5 par value (40,000,000 shares authorized;
     9,019,607 shares issued and 8,982,611 outstanding - 1997; 8,247,804
     shares issued and 8,173,023 outstanding - 1996)                                         45,098                41,239
     Retained earnings                                                                      338,244               336,921
     Unrealized loss on investments available for sale
       (net of deferred income taxes: $3,933 and $13,394)                                    (7,303)              (24,874)
     Notes receivable from officers                                                            (246)               (1,162)
     Treasury stock, at cost:
       Common stock (shares: 435,474 - 1997 and 425,364 - 1996)                              (5,572)               (5,408)
       Class A common stock (shares: 36,996 - 1997 and 74,781 - 1996)                          (575)               (1,365)
                                                                                        -----------           -----------
         Total shareholders' equity                                                         446,264               425,828
                                                                                        -----------           -----------

         Total liabilities and shareholders' equity                                     $ 3,066,361           $ 3,117,516
                                                                                        ===========           ===========


        See accompanying notes to the consolidated financial statements.

                    Pennsylvania Manufacturers Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
 (dollar amounts in thousands)
                                                                               1997                1996
                                                                               ----                ----
Cash flows from operating activities:
   Net income                                                              $     7,887         $     9,201
   Adjustments to reconcile net income to net cash flows used by operating activities:
     Depreciation                                                                7,117               5,733
     Amortization                                                                3,832               5,574
     Provision (benefit) for deferred income taxes                               2,609              (1,222)
     Extraordinary loss from early extinguishment of debt                       (4,734)               --
     Net realized investment gains                                              (3,600)             (5,503)
     Change in uncollected premiums and unearned premiums, net                  23,523               2,460
     Change in dividends to policyholders                                       (1,820)             (2,263)
     Change in reinsurance receivables                                         (36,523)            (13,350)
     Change in unpaid losses and loss adjustment expenses                     (101,912)            (69,918)
     Change in investment income due and accrued                                  (313)              2,628
     Other, net                                                                 14,275             (17,231)
                                                                           -----------         -----------
Net cash flows used by operating activities                                    (89,659)            (83,891)
                                                                           -----------         -----------

Cash flows from investing activities:
   Fixed maturity investments available for sale:
     Purchases                                                              (1,462,705)           (994,233)
     Maturities or calls                                                       122,974              45,671
     Sales                                                                   1,432,258             961,012
   Equity securities:
     Purchases                                                                    --                (5,192)
     Sales                                                                           3              15,780
   Net (purchases) sales of short-term investments                              (7,047)             70,046
   Proceeds from sale of corporate properties                                    7,145                --
   Net purchases of furniture and equipment                                     (2,245)             (2,751)
                                                                           -----------         -----------
Net cash flows provided by investing activities                                 90,383              90,333
                                                                           -----------         -----------

Cash flows from financing activities:
   Dividends paid to shareholders                                               (5,966)             (5,911)
   Proceeds from borrowed money                                                210,000                --
   Repayments of long-term debt                                               (211,699)             (7,234)
   Repayments of notes receivable from officers                                  1,034               2,396
   Treasury stock transactions, net                                                626              (2,058)
                                                                           -----------         -----------
Net cash flows used by financing activities                                     (6,005)            (12,807)
                                                                           -----------         -----------

Net decrease in cash                                                            (5,281)             (6,365)
Cash January 1                                                                   7,176               9,170
                                                                           -----------         -----------
Cash September 30                                                          $     1,895         $     2,805
                                                                           ===========         ===========


Supplementary cash flow information:
     Cash (received) paid for income taxes                                 $   (19,312)        $     6,190
     Cash paid for interest                                                $    15,637         $    12,601

        See accompanying notes to the consolidated financial statements.

                     Pennsylvania Manufacturers Corporation

            Notes to the Condensed Consolidated Financial Statements

               (dollar amounts in thousands except per share data)

1.  General

Pennsylvania Manufacturers Corporation (PMC) is an insurance holding company that sells reinsurance and property and casualty insurance through its insurance subsidiaries. PMC's reinsurance subsidiary, PMA Reinsurance Corporation (PMA
Re), emphasizes risk-exposed, excess of loss reinsurance and operates in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance. PMC's property and casualty insurance subsidiaries (the Property and Casualty Group) write workers' compensation and other lines of commercial insurance primarily in the Mid-Atlantic and Southern regions of the United States.

The accompanying condensed consolidated financial statements include the accounts of PMC and its wholly and majority owned subsidiaries (the Company), and have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1997 presentation.

Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the December 31, 1996, audited consolidated financial statements and footnotes thereto included in PMC's Registration Statement on Form 10.

2.  Per Share Data

Earnings per share data are based on weighted average common shares and common share equivalents outstanding during the period. Common stock options are considered common stock equivalents and are included in average share calculations if dilutive. See footnote 3 regarding the impact of SFAS No. 128.

3.  Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125, which is effective for transfers and extinguishments occurring after December 31, 1996, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Property and Casualty Group's domestic insurance subsidiaries currently participate in a transfer arrangement of certain accounts receivable. Such arrangement has been restructured as a result of the adoption of SFAS No. 125. The restructuring of such arrangement did not have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related interpretations. SFAS No. 128, which is effective for financial statements for both interim and annual periods ending after December 15, 1997, requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange or in the over-the-counter market, including securities quoted only locally or regionally. SFAS No. 128 establishes a new calculation for earnings per share showing both basic and diluted earnings per share. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while diluted earnings per share will be calculated similar to the current fully diluted earnings per share calculation. All prior period earnings per share amounts will be restated to be consistent with the new requirements. If earnings per share had been calculated in accordance with SFAS No. 128, the basic earnings per share for the three and nine months ended September 30, 1997 and 1996, would have been as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         1997      1996      1997        1996
                                        -----     -----     ------      -----
Income before extraordinary item        $0.31     $0.11     $ 0.53      $0.39
Extraordinary item                         --        --      (0.20)        --
                                        -----     -----     ------      -----
Net income                              $0.31     $0.11     $ 0.33      $0.39
                                        -----     -----     ------      -----

4.  Long-Term Debt

On March 14, 1997, the Company refinanced substantially all of its existing credit agreements not already maturing in 1997 through the completion of a new $235,000 revolving credit facility (New Credit Facility). Utilizing the New Credit Facility, the Company refinanced the following obligations:


Senior notes 9.60%, due 2001                         $ 46,428
Senior notes 7.62%, due 2001, Series A                 71,000
Senior notes 7.62%, due 2000, Series B                 36,000
Revolving credit agreement, expiring in 1998           36,000
                                                     --------
Total                                                $189,428
                                                     ========

The early extinguishment of the senior note agreements resulted in an extraordinary loss of $4,734 ($7,283 pre-tax) recorded in the first quarter of 1997. The New Credit Facility bears interest at LIBOR plus .70% on the utilized portion and carries a .275% facility fee on the unutilized portion. The spread over LIBOR and the facility fee are adjustable downward based upon the Company's debt to capitalization ratios in the future. As of September 30, 1997, the interest rate on the New Credit Facility was 6.23%. The Company entered into an interest rate swap agreement on March 14, 1997, covering $150,000 notional principal of the New Credit Facility. The interest rate swap effectively converts the floating rate to a fixed rate of 7.24% on such portion of the New Credit Facility. At September 30, 1997, the Company had $203,000 outstanding under the New Credit Facility, with $32,000 available for additional borrowings.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company consists of PMC, an insurance holding company, and its subsidiaries. PMC operates in two principal segments, property and casualty reinsurance and property and casualty primary insurance. PMA Reinsurance Corporation (PMA Re), emphasizes risk-exposed, excess of loss reinsurance and operates in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance. The Property and Casualty Group writes workers' compensation and other lines of commercial insurance primarily in the Mid-Atlantic and Southern regions of the United States, utilizing The PMA Group trade name.


     Results of Operations

The table below presents the major components of net income for the three and nine months ended September 30, 1997, and September 30, 1996, respectively:

              (dollar amounts in thousands, except per share data)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                     1997           1996                 1997           1996
--------------------------------------------------------------------------------------------------------------
Pre-tax operating income (loss)                    $  5,985       $ (4,250)            $ 10,536       $  5,397
Net realized investment gains                         5,531          5,972                3,600          5,503
                                                   --------       --------             --------       --------
Income before income taxes and
  extraordinary item                                 11,516          1,722               14,136         10,900
Provision (benefit) for income taxes                  4,172           (734)               1,515          1,699
                                                   --------       --------             --------       --------

Income before extraordinary item                      7,344          2,456               12,621          9,201
Extraordinary item, net of related taxes               --             --                 (4,734)          --
                                                   --------       --------             --------       --------
Net income                                         $  7,344       $  2,456             $  7,887       $  9,201
                                                   ========       ========             ========       ========

Per Share Data:
Income before extraordinary item                   $   0.30       $   0.10             $   0.51       $   0.37
Extraordinary item                                     --             --                  (0.19)          --
                                                   --------       --------             --------       --------
Net income                                         $   0.30       $   0.10             $   0.32       $   0.37
                                                   ========       ========             ========       ========

The following table indicates the Company's pre-tax operating income (loss) by principal business segment for the three and nine months ended September 30, 1997, and September 30, 1996, respectively:

                          (dollar amounts in thousands)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                     1997           1996                 1997           1996
--------------------------------------------------------------------------------------------------------------
PMA Re                                             $ 11,452       $ 10,366             $ 33,546       $ 28,904
The Property and Casualty Group                        (680)       (10,738)              (9,092)        (9,573)
Corporate operations                                   (984)           453               (1,893)          (773)
                                                   --------       --------             --------       --------
Pre-tax operating income before
  interest expense                                    9,788             81               22,561         18,558
Interest expense                                      3,803          4,331               12,025         13,161
                                                   --------       --------             --------       --------
Pre-tax operating income (loss)                    $  5,985       $ (4,250)            $ 10,536       $  5,397
                                                   ========       ========             ========       ========

On a consolidated basis, the Company reported pre-tax operating income of $6.0 million and $10.5 million for the three and nine months ended September 30, 1997, respectively, compared to a pre-tax operating loss of $4.3 million for the three months ended September 30, 1996 and pre-tax operating income of $5.4 million for the nine months ended September 30, 1996. The increases in pre-tax operating income for the three and nine month periods ended September 30, 1997, in comparison to the same periods in 1996 are due primarily to increased operating income generated by PMA Re, as well as lower operating costs related to the Property and Casualty Group's operations in the third quarter of 1997.

Interest expense decreased $528,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These decreases were due to the refinancing of the Company's debt with a new $235.0 million revolving credit facility (the "New Credit Facility"). See "Liquidity and Capital Resources" herein.

Net income on a consolidated basis, before extraordinary items, was $7.3 million, or $0.30 per share, and $12.6 million, or $0.51 per share, for the three and nine months ended September 30, 1997, respectively, compared to net income of $2.5 million, or $0.10 per share, and $9.2 million, or $0.37 per share, for the three and nine months ended September 30, 1996, respectively. On March 14, 1997, the Company refinanced substantially all of its outstanding credit agreements not already maturing in 1997 with the New Credit Facility. In connection with this refinancing, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.7 million, or $0.19 per share, net of tax.

       PMA Re Results of Operations

Summarized financial results of PMA Re for the three and nine months ended September 30, 1997, are as follows:

                          (dollar amounts in thousands)


                                              Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                            1997             1996             1997             1996
-----------------------------------------------------------------------------------------------------
Net premiums written                      $ 45,019         $ 43,113         $141,298         $132,522
                                          --------         --------         --------         --------

Net premiums earned                       $ 39,208         $ 39,297         $124,295         $116,313
Net investment income                       13,460           12,235           38,748           34,882
                                          --------         --------         --------         --------
Operating revenues                          52,668           51,532          163,043          151,195
                                          --------         --------         --------         --------

Losses and LAE incurred                     28,512           30,755           90,743           86,825
Acquisition and operating expenses          12,704           10,411           38,754           35,466
                                          --------         --------         --------         --------
Total losses and expenses                   41,216           41,166          129,497          122,291
                                          --------         --------         --------         --------

Pre-tax operating income                  $ 11,452         $ 10,366         $ 33,546         $ 28,904
                                          ========         ========         ========         ========

GAAP loss ratio                              72.7%            78.3%            73.0%            74.6%
GAAP combined ratio                         105.1%           104.8%           104.2%           105.1%
SAP loss ratio                               72.5%            78.3%            72.9%            74.6%
SAP combined ratio                          102.6%           102.7%           103.2%           104.3%

       Premium Revenues

The following table indicates PMA Re's gross and net premiums written by major category of business:

                          (dollar amounts in thousands)

                                  Three Months Ended                Nine Months Ended
                                     September 30,                    September 30,
                                 1997            1996            1997            1996
---------------------------------------------------------------------------------------
Gross premiums written:
  Casualty lines               $ 34,331        $ 37,270        $117,620        $114,967
  Property lines                 21,789          16,452          58,705          51,021
  Other lines                       206             214             707             732
                               --------        --------        --------        --------
Total                          $ 56,326        $ 53,936        $177,032        $166,720
                               ========        ========        ========        ========

Net premiums written:
  Casualty lines               $ 25,576        $ 32,744        $ 93,862        $ 98,271
  Property lines                 19,258          10,155          46,760          33,526
  Other lines                       185             214             676             725
                               --------        --------        --------        --------
Total                          $ 45,019        $ 43,113        $141,298        $132,522
                               ========        ========        ========        ========


Net premiums written increased $1.9 million, or 4.4%, and $8.8 million, or 6.6%, for the three and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. The main reasons for these increases were new treaties resulting from a marketing program initiated in late 1996 which have resulted in increased participations on reinsurance treaties and new programs with existing clients. These increases were partially offset by the trend toward large ceding companies increasing their retentions, which decreases PMA Re's subject premium, and highly competitive conditions in the U.S. reinsurance market.

The majority of the growth in the net premiums written was in the property lines, which increased 89.6% and 39.5% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The net increases in property lines primarily relate to an increased number of programs added in the second half of 1996 and during 1997, primarily with existing clients. The net written casualty premiums decreased 21.9% and 4.5% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 as a result of the continuing competitive pressures. Net premiums earned remained stable for the three months ended September 30, 1997 and increased 6.9% for the nine months ended September 30, 1997, compared to the same periods in 1996. Net premiums earned generally follow growth patterns similar to net premiums written with the earnings lag factored into the process.

       Losses and Expenses

The following table reflects the components of PMA Re's combined ratios, as computed under GAAP:


                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   1997          1996          1997          1996
--------------------------------------------------------------------------------------------------
Loss ratio                                         72.7%         78.3%         73.0%         74.6%
                                                  ------        ------        ------        ------
Expense ratio:
  Amortization of deferred acquisition costs       24.5%         20.5%         24.0%         24.8%
  Operating expenses                                7.9%          6.0%          7.2%          5.7%
                                                  ------        ------        ------        ------
  Total expense ratio                              32.4%         26.5%         31.2%         30.5%
                                                  ------        ------        ------        ------
Combined ratio  - GAAP (1)                        105.1%        104.8%        104.2%        105.1%
                                                  ------        ------        ------        ------

(1) The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus amortization of deferred acquisition costs, plus operating expenses, plus policyholders' dividends (where applicable), all divided by net premiums earned.

PMA Re's loss ratio decreased 5.6 points and 1.6 points for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The decrease in the third quarter loss ratio in 1997 compared to the third quarter of 1996 relates to the fact that PMA Re recorded additional favorable development of unpaid losses and loss adjustment expenses in the third quarter of 1997 which reduced the 1997 loss ratio.

The ratio of amortization of deferred acquisition costs to net premiums earned (the Acquisition Expense Ratio) increased 4.0 points for the three months ended September 30, 1997 and decreased 0.8 points for the nine months ended September 30, 1997, compared to the same periods in 1996. For the nine months ended September 30, 1997, the ratio of amortization of deferred acquisition costs is comparable to 1996, with a slight decrease related to the change in the mix of business for PMA Re.

The ratio of operating expenses to net premiums earned increased 1.9 points and
1.5 points for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases are attributable to increases in operating expenses, such as salaries and facility expenses, in connection with the addition of staff and expansion of office facilities.

       Net Investment Income

Net investment income increased $1.2 million and $3.9 million for the three and nine months ended September 30, 1997, respectively, compared to the three and nine months ended September 30, 1996. The increases are attributable to two factors: (i) increases in the average invested assets, and (ii) changes in portfolio holdings. During the first half of 1997, PMA Re shifted some of its holdings from government securities to high-quality corporate securities, which generally yield higher levels of investment income.

       The Property and Casualty Group Results of Operations

Summarized financial results of the Property and Casualty Group for the three and nine months ended September 30, 1997, are as follows:


                                   (dollar amounts in thousands)

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                             1997          1996               1997            1996
-----------------------------------------------------------------------------------------------------
Net premiums written:
     Workers' compensation                $  43,824      $  51,349          $ 145,611       $ 164,241
     Commercial lines                        15,644         22,283             65,849          63,762
                                          ---------      ---------          ---------       ---------
         Total                            $  59,468      $  73,632          $ 211,460       $ 228,003
                                          =========      =========          =========       =========

Net premiums earned:
     Workers' compensation                $  14,586      $  45,480          $ 112,578       $ 146,299
     Commercial lines                         9,176         21,257             48,498          63,585
                                          ---------      ---------          ---------       ---------
         Total                            $  23,762      $  66,737          $ 161,076       $ 209,884
Net investment income                        20,304         19,823             62,206          62,225
Service revenues                              2,674          2,642              7,712           6,654
                                          ---------      ---------          ---------       ---------
Operating revenues                           46,740         89,202            230,994         278,763
                                          ---------      ---------          ---------       ---------


                                   (dollar amounts in thousands)

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                             1997          1996               1997            1996
-----------------------------------------------------------------------------------------------------
Losses and LAE incurred                      19,347         66,438            150,317         195,823
Acquisition and operating expenses           24,507         29,936             79,586          83,095
Policyholders' dividends                      3,566          3,566             10,183           9,418
                                          ---------      ---------          ---------       ---------
Total losses and expenses                    47,420         99,940            240,086         288,336
                                          ---------      ---------          ---------       ---------

Pre-tax operating loss                    $    (680)     $ (10,738)         $  (9,092)      $  (9,573)
                                          =========      =========          =========       =========

GAAP loss ratio                                81.4%          99.6%              93.3%           93.3%
GAAP combined ratio                           189.3%         144.3%             144.7%          134.1%
SAP loss ratio                                 84.2%          77.9%              84.9%           81.1%
SAP combined ratio                            120.7%         118.2%             119.3%          118.0%


       Premium Revenues

Direct premiums written for the Property and Casualty Group decreased $8.3 million and $2.1 million for the three months and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. Direct premiums written for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") decreased $2.8 million and increased $12.3 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. Direct premiums written for workers' compensation decreased $5.5 million and $14.4 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. For the three and nine months ended September 30, 1997, reinsurance premiums assumed decreased $1.7 million and $2.6 million, respectively, compared to the same periods ended September 30, 1996. Reinsurance premiums ceded increased $4.1 million and $11.8 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996.

For the three and nine months ended September 30, 1997, net premiums written decreased $14.1 million and $16.5 million, respectively, compared to the same periods ended September 30, 1996. Earned premiums decreased by $43.0 million and $48.8 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. Net premiums earned generally follow growth patterns similar to net premiums written with the earnings lag factored into the process, absent any significant earned premium adjustments as occurred in the three months ended September 30, 1997.

The primary reason for the decrease in net premiums earned relative to net premiums written was a $37 million reduction of accrued retrospective premiums, primarily due to commutation of claims for accident years 1991 and prior in 1997 and the re-estimation of claims liabilities for more recent accident years. Accrued retrospective premiums were reduced approximately $9.0 million related to policy years 1991 and prior and approximately $28.0 million for policy years 1992 to 1996. The reduction for policy years 1991 and prior primarily relates to the commutation program for such years initiated in late 1996. In July 1997, the Property and Casualty Group completed a formal program where it commuted a large number of claims associated with workers' compensation claims from accident years 1991 and prior, including loss reserves associated with retrospective policies. The commutation program resulted in current payments to claimants which were less than the carried reserves. As a result of the differences between the current commutation payments to claimants and carried reserves on such claims, management reduced its estimate of amounts recoverable under retrospectively rated policies and also recognized a reduction in losses and LAE associated with such policies (see "Losses and Expenses" below). The reduction related to 1992 to 1996 policy years was primarily related to a corresponding amount of favorable development of underlying loss reserves for such years. The effects of the commutations on these prior loss reserves, as well as the intent of the Property and Casualty Group to continue utilizing early intervention techniques such as commutations on claims from more recent accident years, have led to a re-estimation of policy liabilities for these more recent accident years, and a re-estimation of amounts due under retrospectively rated policies for these more recent accident years. The reduction in amounts due under retrospectively rated policies resulting from commutation of the carried loss reserves and re-estimation of more recent accident years acted to reduce the GAAP loss ratio for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. Additionally, the reduction of earned premiums caused both the GAAP expense ratio and the policyholder dividend ratio to increase for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. However, the impact of the reduction of the accrued retrospective premiums (net of the adjustment to underlying loss reserves) on the Company's results of operations was negligible.

The decrease in direct premiums written for workers' compensation was due primarily to rate changes in Pennsylvania, the Property and Casualty Group's principal business jurisdiction, continued changes in product mix toward alternative market products and competitive conditions. Workers' compensation reform laws adopted in Pennsylvania (Act 57) resulted in a reduction in manual workers' compensation rates in excess of 25%, effective February 1997 for new and renewal business. Act 57 is also expected to reduce the Property and Casualty Group's loss and loss adjustment expenses for business written after September 1996. The rate decreases resulting from these changes were partially offset by an increase in exposures underwritten by the Property and Casualty Group.

The Property and Casualty Group has continued its marketing of alternative market workers' compensation products for larger accounts, including large-deductible policies and providing excess coverage to self-insured groups. Typically, the Property and Casualty Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. A substantial portion of related revenues are recorded as service revenues. Such service revenues increased $32,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Direct workers' compensation premiums written were also impacted by changes in the level of premium adjustments, primarily related to audit premiums and retrospective policies. For the three and nine months ended September 30, 1997, such adjustments reduced premiums written by $5.1 million ($3.5 million in audit premiums billed and $8.6 million in retrospective returns) and $6.8 million ($11.8 million in audit premiums billed and $18.6 million in retrospective returns), respectively, while in the comparable 1996 periods, such adjustments decreased premiums written by $3.3 million ($1.2 million in audit premiums billed and $4.5 million in retrospective returns) and $1.2 million ($14.5 million in audit premiums billed and $15.7 million in retrospective returns), respectively. These changes in premium adjustments billed in 1997 compared to the same periods in 1996 were primarily due to the increase in retrospectively rated premiums returned to insureds, resulting from the favorable loss experience in more recent accident years in workers' compensation. These adjustments do not impact earned premiums, as the effects of these changes have been accrued while such policies were in force.

The Property and Casualty Group's direct writings of Commercial Lines decreased $2.8 million for the three months ended September 30, 1997, but increased $12.3 million for the nine months ended September 30, 1997, compared to the same periods in 1996. The increase for the nine months was primarily focused in the property lines of business, which increased $12.6 million compared to the same period in 1996, and was primarily due to the timing of policy renewals. The decrease for the quarter was primarily due to a change in product mix emphasizing the workers' compensation line of business.

For the three and nine months ended September 30, 1997, ceded premiums increased $4.1 million and $11.8 million compared to the same periods in 1996. In 1997, the Property and Casualty Group entered into a new reinsurance treaty that covers substantially all Commercial Lines casualty business at a $175,000 per risk attachment point, compared to a $500,000 per risk attachment point in 1996. The effect of this new treaty, and the increased direct premiums written in property lines, for which the Property and Casualty Group generally purchases more reinsurance, caused ceded premiums to increase in the three and nine months ended September 30, 1997, compared to the same periods in 1996.

       Losses and Expenses

The following table reflects the components of the Property and Casualty Group's combined ratios, as computed under GAAP:


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                       1997          1996          1997          1996
------------------------------------------------------------------------------------------------------
Loss ratio                                             81.4%         99.6%         93.3%         93.3%
                                                      ------        ------        ------        ------
Expense ratio:
  Amortization of deferred acquisition costs           44.1%         17.3%         22.8%         17.8%
  Operating expenses                                   48.8%         22.1%         22.3%         18.5%
                                                      ------        ------        ------        ------
  Total expense ratio                                  92.9%         39.4%         45.1%         36.3%
                                                      ------        ------        ------        ------

Policyholders' dividends                               15.0%          5.3%          6.3%          4.5%
                                                      ------        ------        ------        ------

Combined ratio  - GAAP                                189.3%        144.3%        144.7%        134.1%
                                                      ------        ------        ------        ------


For the three months ended September 30, 1997, the GAAP loss ratio decreased
18.2 points and for the nine months ended September 30, 1997, remained stable, compared to the same periods in 1996. The commutation of claims from accident years 1991 and prior and the re-estimation of claims liabilities for more recent accident years resulting in favorable loss reserve development of $39 million, as previously discussed, generated a decrease in the GAAP loss ratio of 11.3 points and 1.3 points for the three months and nine months ended September 30, 1997, respectively. Exclusive of the aforementioned changes, and the effect of such changes on earned premiums and the savings on losses and expenses, the GAAP loss ratio decreased by 6.9 points for the three months ended September 30, 1997, and increased by 1.3 points for the nine months ended September 30, 1997, as compared to the same periods in 1996.

Excluding such effect from the commutation of claims from accident years 1991 and prior and the re-estimation of claims liabilities for more recent accident years, the increase in the loss ratio of 1.3 points for the nine month period is primarily due to an increase in the accretion of loss reserve discount in the Property and Casualty Group's operations. In December 1996, the Property and Casualty Group designated two of its insurance subsidiaries as run-off companies, for the purpose of reinsuring the domestic property and casualty primary insurance operations (the Pooled Companies) for substantially all of accident years 1991 and prior workers' compensation indemnity reserves and certain medical reserves. The domestic insurance run-off subsidiary, MASCCO, reinsures only established Pennsylvania indemnity claims, while the offshore insurance run-off subsidiary, PMA Cayman, reinsures both medical and indemnity claims. The increase in accretion of discount is primarily due to the reserve strengthening that the Property and Casualty Group recorded in December 1996.

Excluding such effect from the commutation of claims from accident years 1991 and prior and the re-estimation of claims liabilities for more recent accident years, the decrease in the loss ratio of 6.9 points for the three month period ended September 30, 1997, compared to the same period in 1996 is due to environmental losses incurred in the third quarter of 1996, which increased the loss ratio of such quarter, partially offset by the aforementioned accretion of loss reserve discount in the Property and Casualty Group's run-off operations.

The GAAP expense ratio for the three and nine months ended September 30, 1997 was greater than that in the same periods in 1996 by 53.5 points and 8.8 points, respectively. The aforementioned reduction of earned premiums associated with commutations of and re-estimation of liabilities under retrospective policies caused the expense ratio to increase by 56.6 points and 8.4 points, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. Excluding such effect, the GAAP expense ratio decreased by 3.1 points for the three months ended September 30, 1997, and increased by 0.4 points for the nine months ended September 30, 1997, as compared to the same periods in 1996, due primarily to savings associated with expense reduction initiatives implemented throughout 1997, offset by a third quarter charge of $1.0 million and a year-to-date charge of $2.0 million associated with such initiatives through September 1997.

The policyholder dividend ratios were 15.0% and 5.3% for the three months ended September 30, 1997, and 1996, respectively, and 6.3% and 4.5% for the nine months ended September 30, 1997, and 1996, respectively. Excluding the effect of the reduction of accrued retrospective premiums previously discussed, the ratios increased by 0.6 points for both the three and nine months ended September 30, 1997, as compared to the same periods in 1996, due to sliding-scale dividend plans. Under such plans, the insured receives a dividend based upon the collective loss experience of the plan. As the loss experience, as measured by such plans, has improved in recent years, the Property and Casualty Group has incurred higher policyholder dividends.

         Net Investment Income

Net investment income was $20.3 million and $62.2 million for the three and nine months ended September 30, 1997, respectively, compared to $19.8 million and $62.2 million for the same periods in 1996. Net investment income remained relatively stable primarily due to higher fixed income yields and lower investment expenses, offset by lower average invested assets resulting from the pay-down of loss reserves from prior accident years and decreasing premium volume. The formal commutation program that the Property and Casualty Group employed through July 1997 is expected to lower average invested asset balances in 1997 relative to 1996.

       Corporate Operations

The corporate segment is primarily comprised of corporate overhead and the operations of the Company's properties. For the three and nine months ended September 30, 1997, corporate operations experienced pre-tax operating losses before interest expense of $1.0 million and $1.9 million, respectively, compared to pre-tax operating income before interest expense of $453,000 for the three months ended September 30, 1996 and pre-tax operating losses before interest expense of $1.0 million for the nine months ended September 30, 1996. The higher operating losses in 1997 compared to the same periods in 1996 relate to increased operating costs related to certain corporate properties disposed of during the third quarter of 1997. No material gain or loss was recorded with the disposal of such properties.

       Net Realized Investment Gains

The Company recorded net realized investment gains of $5.5 million for the three months ended September 30, 1997, compared to net realized investment gains of $6.0 million for the comparable 1996 period. Net realized investment gains for the nine months ended September 30, 1997, were $3.6 million compared to $5.5 million for the 1996 comparable period. Gains and losses on the sale of investments are recognized as a component of net income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future results.

       Interest Expense and Income Taxes

Interest expense decreased $528,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively, compared to same periods in 1996. These decreases were due to the refinancing of the Company's debt under the New Credit Facility. See "Liquidity and Capital Resources" below. It is expected that interest expense will decline in the fourth quarter of 1997 compared to 1996 due to the New Credit Facility. The Company's effective tax rate was 36.2% and 10.7% for the three and nine months ended September 30, 1997, respectively, compared to (42.6)% and 15.6% for the three and nine months ended September 30, 1996, respectively. In 1997, the tax rate was impacted by the favorable resolution of certain tax issues, resulting in a $3.6 million reduction in the provision for income taxes.

       Liquidity and Capital Resources

       Liquidity

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. At the holding company level, the Company requires cash to pay debt obligations and dividends to shareholders, pay taxes to the federal government, as well as to capitalize subsidiaries from time to time. The Company's primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries, and borrowings.

The Company paid interest of $3.5 million and $15.6 million for the three and nine month periods ended September 30, 1997, respectively, compared to $4.2 million and $12.6 million for the three and nine month periods ended September 30, 1996, respectively. During the first three months of 1997, the Company made debt repayments of $8.0 million on the revolving credit agreement before refinancing all of its credit agreements not already maturing in 1997 with the New Credit Facility. See "Capital Resources" below. The Company paid dividends to shareholders of $2.0 million and $6.0 million for the three and nine months ended September 30, 1997, compared to $2.0 million and $5.9 million for the comparable periods in 1996, respectively.

Dividends paid from subsidiaries increased to $4.0 million and $12.0 million for the three and nine months ended September 30, 1997, respectively, compared to no dividends paid for the three months ended September 30, 1996, and $8.0 million for the nine months ended September 30, 1996. Net tax cash flows from subsidiaries were $5.5 million and $13.9 million for the three and nine months ended September 30, 1997, respectively, compared to $5.4 million and $13.1 million for the three and nine months ended September 30, 1996, respectively.

The Company's domestic insurance subsidiaries' abilities to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under such laws and regulations, dividends may not be paid without prior approval of the Commissioner in excess of the greater of (i) 10% of surplus as regards to policyholders as of the end of the preceding year or (ii) statutory net income for the preceding year. Under this standard, PMA Re and the Pooled Companies can pay an aggregate of $51.9 million of dividends, including the $12.0 million already paid through September 30, 1997, without the prior approval of the Commissioner, during 1997.

PMC's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the New Credit Facility, under the most restrictive debt covenant, PMC would be able to pay dividends totaling approximately $11.0 million in 1997, including the $6.0 million already paid in 1997.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

       Capital Resources

The Company's total assets remained stable, decreasing to $3,066.4 million at September 30, 1997, compared to $3,117.5 million at December 31, 1996. Total investments decreased $58.7 million to $2,202.6 million at September 30, 1997. This decrease is primarily attributable to the Property and Casualty Group's pay-down of loss reserves from prior accident years. All other assets increased $7.6 million, mainly due to an increase in reinsurance receivables of $36.5 million related to the new reinsurance treaty entered into by the Property and Casualty Group (see "Premium Revenues" for the Property and Casualty Group above) and increased ceded paid losses as of September 30, 1997, in comparison to December 31, 1996. This increase was partially offset by a decrease in other assets primarily related to the sale of certain corporate properties, the collection of an outstanding federal tax refund receivable, and the reduction of the deferred tax asset in conjunction with the reduction in unrealized depreciation of investments during 1997.

Consolidated shareholders' equity at September 30, 1997, totaled $446.3 million or $18.69 per share compared to $425.8 million or $17.86 per share at December 31, 1996. As a result of changes in market interest rates, the unrealized depreciation of investments, net of tax, was $7.3 million at September 30, 1997, compared to an unrealized depreciation of investments of $24.9 million at December 31, 1996, resulting in an increase in shareholders' equity of $17.6 million or $0.74 per share.

On March 14, 1997 the Company refinanced its existing credit agreements through the establishment of the New Credit Facility. The Company drew down $196.0 million from the New Credit Facility to pay off the following outstanding balances:

                          (dollar amounts in thousands)
     Senior notes 9.60% due 2001...........................       $ 46,428
     Senior notes 7.62% due 2001, Series A.................         71,000
     Senior notes 7.62% due 2000, Series B.................         36,000
     Revolving credit agreement, expiring 1998.............         36,000
                                                                  --------
     Total.................................................       $189,428
                                                                  ========

The New Credit Facility bears interest at LIBOR plus .70% on the utilized portion, and carries a .275% facility fee on the unutilized portion. The margin over LIBOR is adjustable downward based upon future reductions in the Company's debt to capitalization ratio. The final expiration of the New Credit Facility will be December 31, 2002, with level 25% reductions in availability each year beginning December 31, 1999. At September 30, 1997, the Company had $203.0 million outstanding under the new credit facility, with $32.0 million available for additional borrowings. Management also entered into an interest rate swap agreement which is intended to manage the impact of the potential volatility of the interest rate associated with the floating rates on the New Credit Facility. The interest rate swap covers a notional principal amount of $150.0 million and effectively converts the floating rate on such portion of the New Credit Facility to a fixed rate of 7.24%.

The Company's interest rate swap agreement involves the exchange of interest payment obligation without the exchange of underlying principal. The differential to be paid or received is recognized as an adjustment of interest expense. In the event that a counterparty fails to meet the terms of the agreement, the Company's exposure is limited to the interest rate differential on the notional principal amount ($150.0 million). Management believes such credit risk is minimal and any loss would not be significant.

       New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125, which is effective for transfers and extinguishments occurring after December 31, 1996, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Property and Casualty Group's domestic insurance subsidiaries currently participate in a transfer arrangement of certain accounts receivable. Such arrangement has been restructured as a result of the adoption of SFAS No. 125. The restructuring of such arrangement did not have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related interpretations. SFAS No. 128, which is effective for financial statements for both interim and annual periods ending after December 15, 1997, requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange or in the over-the-counter market, including securities quoted only locally or regionally. SFAS No. 128 establishes a new calculation for earnings per share showing both basic and diluted earnings per share. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while diluted earnings per share will be calculated similar to the current fully diluted earnings per share calculation. All prior period earnings per share amounts will be restated to be consistent with the new requirements. If earnings per share had been calculated in accordance with SFAS No. 128, the basic earnings per share for the three and nine months ended September 30, 1997 would have been as follows:

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                         1997     1996       1997        1996
                                        -----     -----     ------      -----
Income before extraordinary item        $0.31     $0.11     $ 0.53      $0.39
Extraordinary item                         --        --      (0.20)        --
                                        -----     -----     ------      -----
Net income                              $0.31     $0.11     $ 0.33      $0.39
                                        =====     =====     ======      =====

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11.1:     Statement of computation of earnings per share

Exhibit 27:       Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PENNSYLVANIA MANUFACTURERS
                                CORPORATION



Date:    11/12/97               By: /s/  Francis W. McDonnell
         --------                  --------------------------
                                     Francis W. McDonnell, Senior Vice
                                     President, Chief Financial Officer and
                                     Treasurer