Form 10-K
period 1997-12-31
PENNSYLVANIA MANUFACTURERS CORP
filed 1998-03-23
CIK 1041665

                                     INDEX


PART I                                                                             PAGE

Item 1.   Business                                                                    1
Item 2.   Properties                                                                 34
Item 3.   Legal Proceedings                                                          34
Item 4.   Submission of Matters to a Vote of Security Holders                        34
          Executive Officers of the Registrant                                       34

PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder Matters  35
Item 6.   Selected Financial Data                                                    35
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  35
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                  35
Item 8.   Financial Statements and Supplementary Data                                36
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                        36

PART III

Item 10.  Directors and Executive Officers of the Registrant                         36
Item 11.  Executive Compensation                                                     36
Item 12.  Security Ownership of Certain Beneficial  Owners and Management            36
Item 13.  Certain Relationships and Related Transactions                             36

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           36


The Business Section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements" in the Company's Management's Discussion and Analysis that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

ITEM 1.        BUSINESS

COMPANY OVERVIEW

Pennsylvania Manufacturers Corporation (the "Company" or "PMC"), headquartered in Blue Bell, Pennsylvania, is a Pennsylvania insurance holding company. Presently, the Company operates in two principal segments, property and casualty reinsurance through PMA Reinsurance Corporation ("PMA Re"), and workers' compensation and standard property and casualty primary insurance through Pennsylvania Manufacturers' Association Insurance Company ("PMAIC") and other affiliated insurance companies (the "Property and Casualty Group"). PMA Re emphasizes risk-exposed, excess of loss reinsurance and operates in the domestic brokered market. The Property and Casualty Group offers workers' compensation products and services and certain other standard lines of commercial insurance primarily in nine contiguous jurisdictions in the Mid-Atlantic and Southern regions of the United States, utilizing the PMA Group trade name. The domestic insurance subsidiaries through which the Property and Casualty Group writes its insurance products and who share results through an intercompany pooling agreement are referred to herein as the "Pooled Companies."

During 1997, the Company established a separate specialty insurance operation focusing on excess and surplus lines, Caliber One Management Company (Caliber
One). Caliber One did not write any business during 1997. Management anticipates that Caliber One will primarily write multi-line business consisting of primary and excess commercial general liability, professional liability, excess automobile and certain property exposures beginning in 1998. Because Caliber One's operating revenues and results were not significant in 1997, its data was included in the Corporate and Other segment in the foregoing discussions.

PMA Re and the Property and Casualty Group are sometimes collectively referred to herein as the "Insurance Subsidiaries." A.M. Best & Company ("A.M. Best") has currently assigned an "A+ (Superior)" rating to PMA Re, an "A- (Excellent)" rating to the Pooled Companies and an "A" (Excellent) to Caliber One Indemnity Company.

At December 31, 1997, the Company had total assets of $3.1 billion and shareholders' equity of $478.3 million. Unless otherwise specified in this Form 10-K, dollar amounts set forth herein with respect to the Company are presented in accordance with generally accepted accounting principles ("GAAP").

After a period of rapid growth in the late 1980's, the Company's consolidated total net premiums written declined from $552.0 million in 1992 to $418.3 million in 1997. Between 1993 and 1997, PMA Re's premium volume expanded as a result of the increased demand for reinsurance in the markets in which PMA Re participates as well as trends towards ceding companies restricting the number of reinsurers with which they will do business. Those trends have facilitated PMA Re's increased participation on reinsurance treaties with its existing clients, the writing of additional layers and programs with existing clients, and to a lesser extent, the addition of business from new ceding companies. During this period, the market for the products written by the Property and Casualty Group was very competitive. The Property and Casualty Group restricted its premium volume, rather than write business at rates that were not commensurate with the risks assumed, and introduced loss-sensitive coverages and large-deductible programs, under which insureds pay less premium but bear a greater portion of loss exposure. Beginning in 1992, premiums written were also reduced as a result of the Property and Casualty Group's re-underwriting of its book of business and, commencing in 1993, rate reductions associated with workers' compensation benefit reform laws. Management believes that recent initiatives undertaken and workers' compensation reforms enacted in recent years afford the Property and Casualty Group an opportunity to increase its core business, workers' compensation insurance, on terms acceptable to it. See "The Property and Casualty Group -- Background and Recent Developments" below.

The composition of the Company's net premiums written for 1997 was as follows:

                         (dollar amounts in thousands)

                                          Net premiums
                                            written        % of total
                                          ------------     ----------
PMA Re................................       $177,934        42.5%
                                             --------        ----
The Property and Casualty Group:
    Workers' Compensation.............        175,301        41.9%
    Other commercial lines............         65,047        15.6%
                                             --------       -----
    Total.............................        240,348        57.5%
                                             --------       -----

Total.................................       $418,282       100.0%
                                             ========       =====
PMA RE

BACKGROUND

PMA Re is primarily a treaty reinsurer of domestic property and casualty business that operates in the brokered market. The Reinsurance Association of America (the "RAA") reported that as of September 30, 1997, PMA Re was the eighteenth largest professional reinsurer in the brokered market and the twenty-second largest professional reinsurer in the United States market based upon statutory capital and surplus.

In the brokered reinsurance market, the products (reinsurance coverages) are distributed to the ultimate customer (ceding companies) through reinsurance intermediaries, known as brokers. In exchange for providing such distribution services, the brokers are paid commissions, known as brokerage, which is typically based upon a percentage of the premiums ceded under a particular contract. The brokered reinsurance market differs from the direct reinsurance market in which reinsurers maintain their own sales forces and distribute their products directly to their ceding company clients.

In the five-year period ended December 31, 1997, PMA Re has expanded its premium base without changing its underwriting standards. From 1992 to 1997, PMA Re reported premium volume growth which exceeded that of the overall reinsurance industry. During such period, PMA Re's compound annual growth rate for net premiums written was 13.2%, while it is estimated that the reinsurance industry's compound annual growth rate was 8.2% for the same period based upon information published by the RAA. Management believes that the expansion of PMA Re's premium base has been attributable to several factors. First, PMA Re's volume has been impacted by industry trends that have tended to increase the demand for reinsurance. Specifically, much of the growth that has occurred in the primary insurance market in recent years has been attributable to regional and niche companies. Typically, these companies demand more reinsurance than their larger counterparts. Second, there has been growth in primary industry segments in which PMA Re specializes, such as excess and surplus lines. Third, management believes that PMA Re has benefited from the greater selectivity by ceding companies which have restricted the number of reinsurers with which they will transact business. Additionally, commencing in 1996, PMA Re initiated a target marketing program, under which certain existing accounts and new accounts were identified as having certain desirable characteristics (such as quality management and underwriting) and such accounts were pursued for additional or new business. This program, as well as fallout from consolidation in the reinsurance industry has enabled PMA Re to grow faster than the industry in 1996 and 1997. These factors have more than offset the recent trends of ceding companies retaining more of their business and highly competitive conditions which caused PMA Re to non-renew certain accounts and not accept certain new business opportunities for underwriting or pricing reasons.

PMA Re's premium volume increases have largely taken the form of increased participation levels on clients' existing programs, as well as writing of additional layers and programs with current clients. To a lesser extent, volume growth has been attributable to business written with new ceding company clients.

REINSURANCE PRODUCTS

The following table indicates PMA Re's gross and net premiums written by major category of business:

                         (dollar amounts in thousands)

                                                              1997      1996      1995       1994      1993
                                                            --------  --------  ---------  --------  --------
Gross premiums written (1)
    Casualty................................                $151,901  $143,991  $128,736   $107,001  $ 94,482
    Property................................                  72,625    63,325    63,693     36,592    28,217
    Other...................................                     795       842       (63)       837     1,854
                                                            --------  --------  --------   --------  --------

    Total...................................                $225,321  $208,158  $192,366   $144,430  $124,553
                                                            ========  ========  ========   ========  ========

Net premiums written (2)
    Casualty................................                $118,889  $122,008  $107,383   $ 88,585  $ 82,016
    Property................................                  58,257    41,240    45,440     23,929    18,407
    Other...................................                     788       805       (63)       837     1,854
                                                            --------  --------  --------   --------  --------

    Total...................................                $177,934  $164,053  $152,760   $113,351  $102,277
                                                            ========  ========  ========   ========  ========

(1) In 1997 and 1996, gross premiums written include $5.8 million and $3.5 million of facultative reinsurance, respectively, comprised of the following: property, $2.4 million and $1.1 million, respectively; casualty, $3.4 million and $2.3 million, respectively; and other lines, $0.1 million in 1996.

(2) In 1997 and 1996, net premiums written include $2.5 million and $1.0 Million of facultative reinsurance, respectively, comprised of the following: property, $1.7 million and $0.5 million, respectively; casualty, $0.8 million and $0.5 million, respectively; and other lines, less than $0.1 million in 1996.

CASUALTY BUSINESS

In terms of net premiums written, casualty business has increased at a compound annual growth rate of 7.2% in the five-year period ended December 31, 1997, and casualty business accounted for 66.8% of net premiums written in 1997. The following table indicates the mix of casualty business by class on the basis of net premiums written:

                         (dollar amounts in thousands)

                              1997      1996      1995     1994     1993
                            --------  --------  --------  -------  -------

Umbrella..................  $ 30,967  $ 40,307  $ 51,558  $38,743  $34,189
Errors and Omissions......    13,813    19,866     7,149    7,281    4,033
General Liability.........    15,174    11,702     7,460    8,936    8,665
Medical Malpractice.......     7,373     7,411     6,835    6,355    6,657
Directors' and Officers'..     5,897     6,210     4,586    4,156    1,815
Miscellaneous Liability...    16,431    12,811    10,350    6,006    3,690
Auto Liability............    22,268    17,056    13,032   10,134   12,616
Workers' Compensation.....     6,966     6,645     6,412    6,974   10,351
                            --------  --------  --------  -------  -------

Total.....................  $118,889  $122,008  $107,382  $88,585  $82,016
                            ========  ========  ========  =======  =======

Due to the competitive conditions in the casualty market, management has maintained a relatively conservative growth posture for casualty business in the five-year period. PMA Re has generally focused on other liability coverages (which include general liability, products liability, professional liability and other more specialized liability coverages), while maintaining a relatively stable level of auto liability premiums, and de-emphasizing workers' compensation coverages. The decrease in 1997 casualty net premiums was primarily attributable to increased retrocessional protection purchased (see "The Company's Reinsurance Ceded"), which offset increases in gross casualty premiums relating to new business with existing clients and larger lines taken on existing programs. In 1997, 1996 and 1995, PMA Re decreased the amount of its excess and umbrella business, as rates and terms for this type of business were no longer as attractive as they had been. Much of the growth in 1995 and 1996 related to the expansion and addition of several programs covering specialty business (which includes professional liability, directors' and officers' liability, environmental impairment liability, employment practices liability and other miscellaneous specialized coverages). Such specialty business now accounts for approximately 53.1% of in force casualty treaty business. In 1994, the growth in other liability was mainly attributable to excess and umbrella business, as PMA Re added several significant programs.

PROPERTY BUSINESS

Property business has increased at a compound annual growth rate of 40.4% in the five-year period ended December 31, 1997, and accounted for 32.7% of net premiums written in 1997. The increase in net property premiums written in 1997 was primarily the result of additional property underwriting expertise that PMA Re added to its underwriting staff in late 1996 to broaden its product offerings. Such expertise enabled PMA Re to increase cross-selling opportunities with its existing treaty reinsurance clients by offering additional and/or expanded property coverages. In addition, property premiums ceded decreased primarily related to changes in PMA Re's property retrocessional coverages in terms of premiums and ceding commissions (see "The Company's Reinsurance Ceded"). The decrease in net premiums written in 1996 was primarily attributable to higher ceding company retentions, competitive pricing conditions and higher ceded property premiums. The growth in net property business in 1995 and 1994, of 89.9% and 30.0%, respectively, was attributable to the expansion of several programs covering auto physical damage, inland marine risks and certain specialty property coverages written on a surplus lines basis.

PMA Re has generally de-emphasized catastrophe coverages. As of December 31, 1997, catastrophe business accounted for approximately 4.0% of property premiums in force. The property programs written by PMA Re generally contain per occurrence limits and/or are not considered significantly catastrophe exposed, either because of the locations of the insured values or the nature of the underlying properties insured. However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophic events due to the aggregation of per occurrence limits and similar issues. PMA Re actively manages this exposure through aggregate management, avoidance of catastrophe business and retrocessional protection. As of January 1, 1998, PMA Re maintained catastrophe retrocessional protection of $46.0 million excess of $2.0 million. Management believes that its catastrophe retrocessional coverage is adequate to protect PMA Re against its probable maximum loss from a significant catastrophe. See "Underwriting" and "The Company's Reinsurance Ceded" below.

FACULTATIVE REINSURANCE

Facultative reinsurance is a form of reinsurance coverage which is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company.

Facultative differs from treaty reinsurance in that treaty reinsurance typically covers multiple risks within a particular classification, the reinsurer does not retain the right to accept or reject individual risks as long as such risks conform to the contract stipulations, and the ceding company is obligated to cede the risks to the reinsurer. Companies typically purchase facultative reinsurance for several reasons, including: (i) to cover unusual risks; (ii) to cover high hazard risks; (iii) to protect a ceding company's net retention and/or treaty reinsurers; (iv) to obtain additional capacity beyond that provided by a company's treaty reinsurers; (v) to cover risks excluded under a company's treaties; and (vi) to cover risks under a company's new line of business.

There are some facultative products which are variations of the above general concept, such as automatic and semi-automatic facultative contracts. Under automatic facultative arrangements (sometimes known as facultative obligatory treaties), the cession is not obligatory from the ceding company's point of view, but the acceptance of the risk is automatic from the reinsurer's standpoint. For semi-automatic facultative contracts, the cession is not obligatory, but the acceptance of the risk is obligatory, unless the risk falls outside certain stipulated criteria. If the risk falls outside such criteria, the reinsurer has the option of either: (i) accepting the risk, (ii) declining the risk, or (iii) repricing the risk.

In 1997, PMA Re recorded $2.5 million of net facultative reinsurance premiums which represented 1.4% of total net premiums written for the year, compared to $1.0 million, or 0.6%, in 1996. PMA Re will offer facultative products as a complement to existing treaty business, as well as offering such products to companies with whom PMA Re does not presently have a relationship. The products offered include traditional facultative certificates and automatic or semi-automatic programs for both property and casualty exposures. PMA Re commenced writing facultative reinsurance in November 1995.

MARKETING AND DISTRIBUTION

PMA Re operates primarily through the domestic brokered reinsurance market in which it has developed relationships with major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. PMA Re's brokers that accounted for more than 10% of the gross premiums in force as of December 31, 1997 were as follows:

                         (dollar amounts in thousands)


Broker                          Gross Premiums in Force    Percentage of Total
------                          -----------------------    --------------------

Aon Reinsurance.............               $99,151                 35.7%
Guy Carpenter & Company.....                64,803                 23.3%
E. W. Blanch................                38,267                 13.8%

The above brokers are among the largest brokers in the reinsurance industry.

Beginning in 1996, PMA Re began a target marketing program designed to identify companies in the smaller and medium company segments with whom PMA Re presently has either no or an insignificant relationship, but meet desired risk profiles. After such identification, marketing and underwriting personnel work with the ceding company's broker to enable PMA Re to have an opportunity to participate in the reinsurance coverage.

As of December 31, 1997, PMA Re had approximately 200 unaffiliated clients, with no individual client accounting for more than 7.4% of gross premiums in force.

UNDERWRITING

PMA Re's underwriting process has two principal aspects: underwriting the specific program to be reinsured and underwriting the ceding company. Underwriting the specific program to be reinsured involves, in addition to pricing, a review of the type of program, the total risk and the ceding company's policy forms. Underwriting the ceding company involves an evaluation of the expected future performance of the ceding company through an examination of that company's management, financial strength, claims handling and underwriting abilities. PMA Re generally conducts underwriting and claim reviews at the offices of prospective ceding companies before entering into a major treaty, as well as throughout the life of the reinsurance contract.

In underwriting excess-of-loss business, PMA Re has typically sought to write treaties that are exposed to loss on a per occurrence basis within the original policy limits of the ceding company. Management believes these layers in general lend themselves more effectively to actuarial pricing techniques.

PMA Re's underwriters and actuaries work closely together to evaluate the particular reinsurance program. Using the information provided by the broker, the actuaries employ pricing models to estimate the ultimate exposure to the treaty. The pricing models that are utilized employ various experience rating and exposure rating techniques and are tailored in each case to the risk exposures underlying each treaty. The underwriters then weigh the results of the pricing models with the terms and conditions being offered to determine PMA Re's selected price.

As noted above, PMA Re typically requires per occurrence limits for property coverages and requires that the underlying insured values not be catastrophe exposed. Also, PMA Re does not emphasize catastrophe reinsurance coverages and has historically maintained sufficient retrocessional protection. Recent natural catastrophes did not have a significant adverse impact on PMA Re's combined ratio and earnings inasmuch as PMA Re has not focused on assuming catastrophe reinsurance business or catastrophe-exposed coverages and it has had sufficient retrocessional arrangements.

The following table indicates PMA Re's gross, ceded and net losses from recent catastrophes as of December 31, 1997:

                         (dollar amounts in thousands)

                                                      Incurred            PMA Re              PMA Re             PMA Re
Catastrophe                          Year             Loss(1)           Gross Loss          Ceded Loss          Net Loss
-----------                          ----             --------          ----------          ----------          --------

Hurricane Hugo.................      1989          $ 4,200,000             $13,200             $11,400            $1,800
San Francisco Earthquake.......      1989            1,000,000               2,300               1,000             1,300
Oakland Fires..................      1991            1,700,000               2,700               1,400             1,300
Hurricane Andrew...............      1992           15,500,000              22,800              20,700             2,100
Hurricane Iniki................      1992            1,600,000               4,100               2,900             1,200
Northridge, CA Earthquake......      1994           12,500,000              17,600              11,700             5,900
Hurricane Fran.................      1996            1,500,000               1,300                 900               400

(1)  Source: Property Claims Services.

PMA Re has no significant obligations to its reinsurers as a result of the above catastrophes.

CLAIMS ADMINISTRATION

PMA Re's claims department evaluates loss exposures, establishes individual claim reserves, pays claims, provides claims-related services to PMA Re's clients, audits the claims activities of current clients and assists in the underwriting process by evaluating the claims departments of prospective clients. PMA Re's claims department's evaluation of loss exposure includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with PMA Re's actuarial and underwriting departments.

In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of prospective ceding companies. Satisfactory audit results are required in order for reinsurance coverage to be written by PMA Re. Also, the claims department conducts annual claims audits for many current and former client ceding companies.

THE PROPERTY AND CASUALTY GROUP

BACKGROUND AND RECENT DEVELOPMENTS

The Property and Casualty Group provides workers' compensation insurance, other commercial property and casualty insurance coverages, and related services to entities located primarily in nine contiguous jurisdictions in the Mid-Atlantic and Southern regions of the United States, utilizing the PMA Group trade name. As a result primarily of the Property and Casualty Group's underwriting decisions, the introduction of loss-sensitive coverages and large deductible programs, competition and the impact of workers' compensation benefit reform laws, the Property and Casualty Group's statutory net premiums written declined from $434.7 million in 1993 to $240.3 million in 1997.

In 1997, the Property and Casualty Group completed a commutation program, in which it paid approximately $118.9 million, of which $17.8 million was paid in the fourth quarter of 1996, to injured workers in exchange for a release from any future indemnity payments. Commutations are agreements with claimants whereby the claimants, in exchange for a lump sum payment, release their rights to future indemnity payments from the Property and Casualty Group. Under Pennsylvania law, all such commutation agreements must be approved by the individual claimant, who is generally represented by outside legal counsel, and the Pennsylvania Workers' Compensation Board. Savings associated with these claims were consistent with management's expectations. The number of open claims for accident years 1991 and prior was substantially reduced as a result of the commutation program. This reduction in open claims is expected to reduce the possibility of any further adverse development on such reserves, although there can be no assurances that the level of commutations will have a significant impact on the future development of such reserves.

The operating results of the Property and Casualty Group improved in 1997 relative to 1996, largely as a result of reserve strengthening that these companies incurred in 1996, and also as a result of expense initiatives instituted by the Property and Casualty Group in 1997. In 1996, the Property and Casualty Group strengthened its loss reserves by $191.4 million. Of this amount, $110.0 million related to workers' compensation, $60.4 million related to asbestos and environmental claims, and $21.0 million related to other lines and loss adjustment expenses ("LAE"). The adverse development arising from workers' compensation had reduced earnings by a cumulative $251.6 million between 1992 and 1995. The reform legislation enacted in Pennsylvania, the Property and Casualty Group's principal marketing territory, in 1993 and 1996 has introduced various controls and limitations on disability and medical benefits. Management believes that the reforms and more stringent underwriting standards adopted since 1991 have had and continue to have a beneficial effect on the Company's accident year loss ratios. The strengthening recorded for asbestos and environmental claims is based upon a detailed loss analysis that examined data on an account-by-account and site-by-site basis for asbestos, and an actuarial calendar year aggregate loss development technique for environmental claims. The Property and Casualty Group's net survival ratio is 7.4 years at December 31, 1997 (8.2 years at December 31, 1996). See "Loss Reserves" below. In 1997, the Property and Casualty Group did not record any adverse loss reserve development (see "Loss Reserves"), and additionally, the impact of a lower expense base has contributed to improved operating results for the Property and Casualty Group.

The Property and Casualty Group continues to emphasize its traditional core business, workers' compensation. Management believes that it can capitalize on the recent regulatory reforms, attract additional business based upon the Property and Casualty Group's expertise in workers' compensation and reduce expenses, because acquisition costs are lower for workers' compensation than other lines of commercial insurance. Additionally, the Property and Casualty Group has aligned itself with network health care providers in an attempt to offer medical cost containment practices to its insureds. In Pennsylvania, the Property and Casualty Group will seek to expand and retain more of its premium base in territories which meet the Property and Casualty Group's underwriting and actuarial criteria. Recent regulatory reforms in Pennsylvania (Acts 44 and 57) have made workers' compensation business more attractive from an underwriting perspective than it had been in the early 1990's. The workers' compensation system in certain other existing marketing territories (specifically, New Jersey, North Carolina and Virginia) has also improved in recent years. In addition, the Property and Casualty Group intends to expand into certain new territories. In 1997, the Property and Casualty Group began writing business in Georgia, and in 1996, in New York and South Carolina. In all new territories, the Property and Casualty Group will undertake a target marketing effort by identifying profiles of entities that it desires to insure. These profiles will be communicated to the key producers in the territories. It is also contemplated that the Property and Casualty Group will seek to expand its relationships with larger national and regional brokerage operations in both its existing and new territories. However, no assurance can be given that the Property and Casualty Group will be able to accomplish the above marketing plan.

The Property and Casualty Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers' compensation business. Effective January 1, 1997, the Property and Casualty Group reduced its retention on commercial casualty lines of business to $175,000 per risk from $500,000 per risk.

The Property and Casualty Group has established two internal run-off operations to reinsure certain obligations associated with workers' compensation claims for the years 1991 and prior of the Pooled Companies for statutory accounting purposes. The results of the internal run-off operations are included in the GAAP financial results of the Property and Casualty Group. See "PMA Insurance, Cayman Ltd." and "MASCCO" below. Additionally, during 1997, PMA Life Insurance Company reinsured the majority of its in force annuity business with a third party reinsurer via a quota-share reinsurance agreement for approximately $15.4 million. The transaction effectively makes PMA Life Insurance Company a dormant company.

BUSINESS WRITTEN

The following table sets forth certain information on the Property and Casualty Group's net premiums written for the years ended December 31:

                         (dollar amounts in thousands)

                                     1997       1996      1995      1994      1993
                                   ---------  --------  --------  --------  --------

Workers' Compensation............  $175,301   $198,198  $236,742  $267,033  $342,184
Commercial Auto..................    28,938     35,224    39,834    38,984    48,108
Commercial Multi-Peril...........    41,713     35,108    40,659    31,123    27,306
General Liability & Umbrella.....     8,751      8,204    11,370    12,691    16,788
Other............................   (14,355)     6,245     8,511     3,320       324
                                   --------   --------  --------  --------  --------

Total............................  $240,348   $282,979  $337,116  $353,151  $434,710
                                   ========   ========  ========  ========  ========
WORKERS' COMPENSATION INSURANCE

Workers' compensation is a statutory system that requires employers to provide workers' compensation benefits to their employees and their employees' dependents for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer's or the employee's negligence. Employers may insure their workers' compensation obligations or, subject to regulatory approval, self-insure such liabilities. State workers' compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are established by statute, but no maximum dollar limitation exists for medical benefits.

Workers' compensation benefits vary among states, and insurance rates are subject to differing forms of state regulation. Based upon direct written premium information published by A.M. Best for the most recently available year
(1996), the Property and Casualty Group is the third largest private writer of workers' compensation insurance in Pennsylvania and between the third and twenty-third largest writer of workers' compensation insurance in the remaining named jurisdictions listed in the table below. The Property and Casualty Group has focused on these jurisdictions based upon its knowledge of their workers' compensation systems and the Property and Casualty Group's assessment of their business, economic and regulatory climates. Rate adequacy, regulatory climate, economic conditions and other factors in each state are closely monitored and taken into consideration in the underwriting process. Management intends to employ similar analyses in determining whether and to what extent the Property and Casualty Group will sell its products in additional jurisdictions. See "Underwriting" below. The following table sets forth statutory direct workers' compensation business written by jurisdiction for the years ended December 31:

                         (dollar amounts in thousands)

                                     1997           1996          1995          1994              1993
                                   --------       --------      --------      --------          --------

Pennsylvania                       $ 91,126       $134,171      $142,234      $169,448          $224,067
New Jersey                           26,327         17,995        24,388        31,287            47,745
Virginia                             19,552         17,449        26,395        29,938            31,545
Maryland                             16,538         11,406        17,993        14,391            15,318
North Carolina                        9,501          8,195        14,035        11,649            21,216
Delaware                              7,041          7,545         5,763         4,831             4,274
Other                                11,470          5,403         7,889         4,864             7,165
                                   --------       --------      --------      --------          --------

Total                              $181,555       $202,164      $238,697      $266,408          $351,330
                                   ========       ========      ========      ========          ========

Management of the Property and Casualty Group believes that conditions in the workers' compensation market have been improving in the last several years. In addition, several states, including Pennsylvania, have enacted reforms to the workers' compensation benefit system.

In 1993, Pennsylvania enacted Act 44, which introduced medical cost containment measures to the workers' compensation benefit system and expanded the period of time during which the insurer may require an employee to accept medical treatment from the employer's list of designated health care providers. The law also reduced the minimum wage replacement benefit to injured workers, introduced a credit for unemployment compensation benefits, restored the right of subrogation against tort recoveries in work-related automobile accidents and created new anti-fraud measures. In June 1996, Pennsylvania enacted Act 57, which further reformed the workers' compensation system in the state. Among its provisions, Act 57: (i) imposes application of American Medical Association Impairment Guidelines for the assessment of permanent and total claims after the first two years of total disability compensation payments and limits indemnity benefits to an additional 500 weeks for workers who are not at least 50% disabled (as measured by those guidelines); (ii) contains certain Social Security and pension benefit offsets; (iii) further increases the time frame for directed medical treatment; (iv) addresses certain inequities in the average weekly wage calculation; and (v) increases the ability of employers to demonstrate that injured workers have earning capacity.

To date, Act 44 has had a favorable impact on medical loss costs in Pennsylvania and Act 57 has had a favorable impact on indemnity loss costs. In recognition of these developments, in the respective first years following the enactments of Act 44 and Act 57, the average manual rate level in Pennsylvania decreased approximately 10% in 1994 and approximately 25% in 1997. The benefit reforms, management's re-underwriting of the Property and Casualty Group's book of business and the use of loss-sensitive and alternative market products have had a favorable impact on the Property and Casualty Group's accident year loss ratios, as evidenced below:

Property and Casualty Group's Workers' Compensation Undiscounted Accident Year
------------------------------------------------------------------------------
                   Pure Loss Ratios As Of December 31, 1997
                   ----------------------------------------

                Accident
                  Year                             Loss Ratio
                  ----                             ----------

                  1990                               100%
                  1991                                86%
                  1992                                80%
                  1993                                64%
                  1994                                64%
                  1995                                63%
                  1996                                63%
                  1997                                66%

WORKERS' COMPENSATION PRODUCTS

The Property and Casualty Group offers a variety of workers' compensation products to its customers. Certain of these products are based on rates filed and approved by state insurance departments ("rate-sensitive products"), while others are priced to a certain extent on the basis of the insured's own loss experience ("loss-sensitive products"). In the last five years, the Property and Casualty Group has also developed and sold large deductible products and other programs and services to customers who agree to assume an even greater exposure to loss than under more traditional loss-sensitive products ("alternative market products"). The Property and Casualty Group decides which type of product to offer a customer based upon the customer's needs and the underwriting review. See "Underwriting" below. Set forth below is percentage information on the voluntary workers' compensation direct premiums written by product type for the policy years indicated:


                                                 1997   1996   1995   1994   1993   1992   1991   1990   1989
                                                 -----  -----  -----  -----  -----  -----  -----  -----  -----

Rate-sensitive products                            62%    57%    52%    50%    54%    53%    54%    60%    73%
Loss-sensitive products                            27%    30%    34%    39%    40%    46%    46%    40%    27%
Alternative market products                        11%    13%    14%    11%     6%     1%     0%     0%     0%
                                                 ----   ----   ----   ----   ----   ----   ----   ----   ----

Total                                             100%   100%   100%   100%   100%   100%   100%   100%   100%
                                                 ====   ====   ====   ====   ====   ====   ====   ====   ====

RATE-SENSITIVE WORKERS' COMPENSATION PRODUCTS

Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. Since the late 1980s, the Property and Casualty Group has reduced its proportion of rate-sensitive products from over 70% to approximately 62% in 1997. With the enactment of regulatory reform in several jurisdictions in the Property and Casualty Group's marketing territory, the Property and Casualty Group has become more interested in this type of business and increased its writings of rate-sensitive accounts in such jurisdictions in 1997.

LOSS-SENSITIVE WORKERS' COMPENSATION PRODUCTS

The Property and Casualty Group's loss-sensitive products adjust the amount of the insured's premiums after the policy period expires based upon the insured's actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals and actuaries periodically evaluate the reserves on losses after the policy period expires to determine whether additional premiums or refunds are owed under the policy. Such policies are typically open for adjustments for an average of five years after policy expiration. The Property and Casualty Group generally restricts such loss-sensitive products to accounts developing annual minimum premiums in excess of $100,000.

ALTERNATIVE MARKET WORKERS' COMPENSATION PRODUCTS

Since 1992, the Property and Casualty Group has developed a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, the Property and Casualty Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is responsible for paying its own losses up to the amount of the deductible for each occurrence. The deductibles under such policies generally range from $250,000 to $1.0 million. In addition to these products, the Property and Casualty Group offers certain workers' compensation services to its clients unbundled from the insurance products. See "PMA Management Corp."

WORKERS' COMPENSATION RESIDUAL MARKET BUSINESS

Workers' compensation insurers doing business in certain states are required to provide insurance for risks which are not otherwise written on a voluntary basis by the private market ("residual market business"). This system exists in all of the Property and Casualty Group's current marketing jurisdictions, except Pennsylvania and Maryland. In these two states, separate governmental entities write all of the workers' compensation residual market business. In 1997, the Property and Casualty Group wrote $5.2 million of residual market business, which constituted approximately 3% of its voluntary net workers' compensation premiums written. Based upon data for policy year 1997 reported by the National Council on Compensation Insurance, the percentage for the industry as a whole, in all states, was 9.7%.

COMMERCIAL LINES

The Property and Casualty Group writes property and liability coverages for larger and middle market accounts which satisfy its underwriting standards. See "Underwriting" below. These coverages feature package, umbrella and commercial automobile business. During the present soft market, prices for commercial coverages have been particularly competitive. The Property and Casualty Group intends to continue offering these products, but generally only if they support the core workers' compensation business. In addition, effective January 1, 1997, the Property and Casualty Group has reduced its retention on commercial casualty lines of business to $175,000 per risk from $500,000 per risk. See "The Company's Reinsurance Ceded" below.

HOME OFFICE AND FIELD OPERATIONS

As of December 31, 1997, approximately 220 employees worked in the home office located in Blue Bell, Pennsylvania, and approximately 660 employees were assigned to field offices located throughout the Property and Casualty Group's marketing territory.

Senior executives, financial operations, management information systems, human resources, actuarial services and legal services are headquartered in the home office. The definition of overall underwriting standards and major account and alternative market underwriting support also take place in the home office. The home office works in conjunction with senior managers from the field to establish the Property and Casualty Group's business plan and underwriting standards, which are then implemented by the field organization.

The field organization currently consists of three regional offices in Valley Forge, Pennsylvania, Harrisburg, Pennsylvania, and Richmond, Virginia, as well as branch offices in each of Georgia, Maryland, New Jersey, Pennsylvania, Virginia and North Carolina. Additionally, the Property and Casualty Group operates smaller satellite offices in Ohio and New York. The branch offices deliver a full range of services directly to customers located in their service territory, and the satellite offices offer primarily underwriting and claim adjustment services.

DISTRIBUTION

The Property and Casualty Group distributes its products through approximately 20 direct sales employees and approximately 240 independent brokers and agents. The direct sales employees are generally responsible for certain business located in Pennsylvania. For the year ended December 31, 1997, these employees produced $39.2 million in direct premiums written, constituting 13% of the Property and Casualty Group's direct written business. The brokers and agents write business throughout the marketing territory. In 1997, the top ten brokers and agents accounted for 22% of the Property and Casualty Group's business, the largest of which accounted for not more than 4% of its business. All brokers and agents are required to submit business to the Property and Casualty Group's underwriting process before business may be accepted.

The Property and Casualty Group monitors several statistics with respect to its producer force, including the number of years the producer has been associated with the Property and Casualty Group, the percentage of the producer's business that is underwritten by the Property and Casualty Group, the ranking of the Property and Casualty Group within the producer's business, and the profitability of the producer's business. Since 1989, the Property and Casualty Group has reduced the number of its producers by approximately 35%. The relationships with former brokers and agents were terminated for a variety of reasons, including lack of profitability of a terminated producer's book of business, absence of the types of accounts that the Property and Casualty Group wants to write and lack of commitment by the producer to the Property and Casualty Group's customer service program. The current distribution network generally consists of large regional agents and brokers, local agents and national brokers that specialize in larger to middle market accounts that require the variety of workers' compensation, commercial lines and alternative market products offered by the Property and Casualty Group.

UNDERWRITING

Home office underwriters, in consultation with casualty actuaries, determine the general types of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. The home office underwriting team also establishes classes of business that the Property and Casualty Group generally will not write, such as most coastal property exposures, certain hazardous products and activities and certain environmental coverages. The home office establishes the overall business goals and the underwriting authority for each regional and branch office. It also identifies specific types of business that must be referred to home office underwriting specialists and actuaries for individual pricing, including large accounts over a specified dollar limit and alternative market workers' compensation products. Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer, but also work as a team with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals also consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts.

The Property and Casualty Group also employs credit analysts. These employees review the financial strength and stability of customers whose business is written on loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements.

REHABILITATION AND MANAGED CARE

The Property and Casualty Group uses a variety of managed care techniques to reduce costs and losses. Disability management coordinators and point-of-service case managers, all of whom are registered nurses, work together with claims professionals to provide expeditious medical and disability management to injured workers and to investigate injuries. The case managers and professionals also help employers identify opportunities that allow injured employees to make a gradual transition to full-time, full-duty jobs. The Property and Casualty Group also has contracts with preferred provider networks consisting of medical practitioners selected for their expertise in treating injured workers. Specialties include occupational medicine, physical medicine, orthopedics and neurology. There are also preferred pharmacy networks to reduce the cost of medication. Finally, an automated program is used to check medical bills for accuracy, duplication, unrelated charges and overcharges. Questionable bills are forwarded to the Cost Containment Unit, which is staffed by registered nurses and resolves disputed or suspect charges.

CLAIMS ADMINISTRATION

Claims services are delivered to customers primarily through employees in the field offices. Certain specialized matters, such as asbestos and environmental claims, are referred to a special unit in the home office. The Property and Casualty Group also employs in-house attorneys who represent customers in workers' compensation cases and other insurance matters.

The Property and Casualty Group has a separate, formal anti-fraud unit. The anti-fraud unit investigates suspected false claims and other irregularities and cooperates with regulatory and law enforcement officials in prosecuting violators.

PMA MANAGEMENT CORP.

PMA Management Corp. offers claims, risk management and related services primarily to self-insureds on an unbundled basis. In addition, PMA Management Corp. offers "rent-a-captive" products for certain insureds and associations. The purpose of a rent-a-captive program is to offer a customer an alternative method of managing its loss exposures by obtaining many of the benefits of a captive insurer without establishing and capitalizing its own captive; in effect, the insured is "renting" a captive facility that the Company has already established. Under this arrangement, the client purchases an insurance policy from the Pooled Companies and chooses a participation level. The Pooled Companies then cede this portion of the premium and loss exposures to a Bermuda subsidiary of PMC. The client participates in the loss and investment experience of the portion ceded to the Bermuda subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and such potential obligation is typically secured through a letter of credit or similar arrangement. The Company's principal sources of income from its rent-a-captive program are the premium income on the excess risk retained by the Pooled Companies and captive management fees earned by PMA Management Corp.

PMA INSURANCE, CAYMAN LTD.

PMA Insurance, Cayman Ltd. ("PMA Cayman"), a wholly owned subsidiary of the Company, was incorporated in Grand Cayman, and had no material operations until 1996. At December 31, 1997, PMA Cayman has $260.5 million in total assets and $256.2 million in total reserves. Substantially all of PMA Cayman's assets are held in trust for the benefit of the Pooled Companies. PMA Cayman is included in the Property and Casualty Group's GAAP results.

MID-ATLANTIC STATES CASUALTY COMPANY

Mid-Atlantic States Casualty Company ("MASCCO") is a Pennsylvania insurance company and a wholly owned subsidiary of the Company. Prior to December 31, 1996, MASCCO was a party to a pooling agreement with the Pooled Companies. Effective December 31, 1996, and with the approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), MASCCO withdrew from the pool and ceased writing any new business. The Pooled Companies also ceded to MASCCO the indemnity portion of Pennsylvania workers' compensation claims for accident years 1991 and prior. At December 31, 1997, MASCCO had $111.6 million in total assets and $96.2 million in total reserves. Substantially all of MASCCO's assets are held in trust for the benefit of the Pooled Companies. MASCCO is also included in the Property and Casualty Group's GAAP results.

Pursuant to a surplus maintenance agreement between PMC and the Commissioner, MASCCO is required to discount its reserves at no more than 5%, maintain a reserve to surplus ratio not in excess of 8:1 and continue to invest its assets only in investment grade securities. At December 31, 1997, MASCCO's level of reserves to surplus was 6.6:1.

CALIBER ONE

In 1997, the Company established a specialty insurance operation, Caliber One. In starting Caliber One, the Company's intention is to expand PMC's access to the insurance market by offering products and marketing to classes of business that the neither PMA Re nor the Property and Casualty Group presently does. The Company has hired an experienced senior underwriting professional to be the Chief Operating Officer of this unit (see "Executive Officers of the Registrant"), as well as other individuals with experience in underwriting and claims management for specialty insurance.

PRODUCTS, UNDERWRITING AND DISTRIBUTION

Caliber One's initial focus will be on excess and surplus lines of insurance for difficult risks that are typically declined by the standard market. Caliber One plans to offer liability coverages for low frequency/high severity classes, including pharmaceuticals, chemicals, machinery manufacturers, toy makers, medical product manufacturers, and other difficult-to-insure product liability risks. In addition, Caliber One plans to market environmental impairment liability coverages, clinical trials coverage for emerging biotechnology products, intellectual property rights liability coverages, as well as property coverages for unprotected and vacant buildings. Caliber One's policy forms will contain appropriate and flexible manuscript endorsements and exclusions, and in some cases, will contain defense costs within the policy limits rather than offering such coverage on an unlimited basis.

The underwriting of these specialty products involves a significant amount of judgment. The senior underwriters that Caliber One has hired and those that it intends to hire have a significant amount of experience in dealing with esoteric high severity risks. The underwriting process involves reviewing the claim experience of an account (if any), the claim experience of the particular class or similar classes, and responding to special risks that an account has through the use of policy features that can be changed for the circumstances, such as retentions, exclusions, and endorsements. Caliber One's underwriting teams for casualty products have been divided into three regions within the U.S., each led by a regional underwriting vice president who reports to the Chief Operating Officer. For property products, one underwriting team will support the activities of the three regions.

Caliber One will distribute its excess and surplus lines products, on a nationwide basis, through approximately 30 appointed surplus lines brokers. For most product offerings, Caliber One will not grant underwriting or binding authority to its brokers.

ACQUISITION OF CALIBER ONE INDEMNITY COMPANY

In December 1997, PMA Re acquired 100% of the common stock of Lincoln Insurance Company ("Lincoln"), a Delaware domiciled insurance company, which was subsequently renamed Caliber One Indemnity Company. PMA Re paid $16.0 million to acquire the company and made an $11.3 million capital contribution to bring Caliber One Indemnity Company's statutory surplus to $25.0 million, the minimum surplus level required by several states to be an authorized excess and surplus lines carrier. Caliber One Indemnity Company was essentially a shell company, as affiliates of the former parent had taken over the business that had been previously written by Lincoln. Additionally, an affiliate of the former parent entered into a reinsurance transaction with Lincoln immediately prior to the acquisition whereby such company assumed all of Lincoln's existing loss reserves and is providing protection against adverse loss reserve development and uncollectible reinsurance of up to $68.5 million. Also, PMA Re has entered into a surplus maintenance agreement with Caliber One Indemnity Company whereby PMA Re will maintain Caliber One Indemnity Company's statutory surplus such that the amount is not less than $25.0 million and so that the net premiums written to surplus ratio does not exceed 1.0 to 1.0.

Caliber One Indemnity Company is presently authorized as an excess and surplus lines carrier in 32 states, and it is management's intention to be authorized in 49 states so that products can be offered on a national basis. Caliber One Indemnity Company has obtained an "A" (Excellent) rating from A.M. Best.

THE COMPANY'S REINSURANCE CEDED

The Company follows the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by the Insurance Subsidiaries. This reinsurance is maintained to protect the Insurance Subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the Insurance Subsidiaries from their primary maximum liabilities to their policyholders for the full amount of the losses insured under the insurance policies, it does make the assuming reinsurer liable to the Insurance Subsidiaries for the reinsured portion of the risk.

The Insurance Subsidiaries' reinsurance ceded agreements generally may be terminated at their annual anniversary by either party upon 30 to 90 days' notice. In general, the reinsurance agreements are of the treaty variety, which cover all underwritten risks of the types specified in the treaties. Presently, the maximum gross lines that PMA Re will write are $5.0 million for property covers, $1.0 million for property catastrophe covers and $7.5 million for casualty covers. Net retentions on any one claim are $750,000 for property covers and $1.5 million for casualty covers.

PMA Re maintains property catastrophe retrocession programs in an aggregate amount of $46.0 million in excess of $2.0 million for multiple claims arising from two or more risks in a single occurrence or event.

PMA Re also maintains casualty retrocession programs. PMA Re has a casualty retrocession contract, written on a funds withheld basis, which covers individual casualty losses and provides low-layer clash protection. For individual losses, the contract covers $6.0 million in excess of $1.5 million on a per occurrence basis. The contract has clash limits for losses arising from two or more risks of $1.25 million in excess of $1.5 million. The term of the contract is three years, and the term aggregate limit is $25.0 million plus the amount of funds withheld.

In addition to the above programs, PMA Re maintains casualty clash protection of $12.5 million in excess of $2.75 million per occurrence and a workers' compensation retrocession program with limits of $53.0 million in excess of $2.0 million per occurrence.

Also, PMA Re maintains aggregate protection up to $22.3 million in excess of $178.0 million for the current accident year. Effective January 1, 1998, PMA Re added a new workers' compensation program which includes coverage of $98.0 million excess of $2.0 million per occurrence, $98.5 million excess of $1.5 million per program per occurrence and $18.5 million excess of $1.5 million per person per occurrence.

The Property and Casualty Group has its own ceded reinsurance program, and carries excess-of-loss per occurrence reinsurance for $103.5 million over a net retention of $1.5 million on workers' compensation. The Property and Casualty Group also carries excess-of-loss per risk reinsurance for $4.8 million ($49.8 million per occurrence) over a net retention of $175,000 on other casualty lines; $2.0 million on automobile physical damage and $19.5 million ($48.5 million per occurrence) on property claims over its combined net retention of $500,000. A property catastrophe program with a per occurrence limit of $27.7 million in excess of an $850,000 retention is maintained to provide protection for multiple property losses involved in one occurrence. The Property and Casualty Group also maintains reinsurance protection for its umbrella risks at $9.0 million over a net retention of $1.0 and purchases facultative reinsurance for certain other risks.

Effective January 1, 1998, Caliber One maintains reinsurance protection of $4.5 million excess of $500,000 per policy. For primary coverages, the reinsurance is written on an excess of loss basis, and for excess coverages, the reinsurance is written on a surplus share basis. Caliber One Indemnity Company is also reinsured by an affiliate of its former parent relating to all business written prior to its acquisition by PMA Re in December 1997 (see "Caliber One").

The Company actively manages its exposure to catastrophic events. In the underwriting process, the Company generally avoids the accumulation of insurable values in catastrophe prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, the Company also manages its net retention in each exposure. As a result, the Company's loss ratios have not been significantly impacted by catastrophes, and management believes that the Company has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophic event; however, though management believes it is unlikely, an especially severe catastrophic event could exceed the Company's reinsurance and/or retrocessional protection, and adversely impact the Company's financial position, perhaps materially.

The Company performs extensive credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet the Company's standards are excluded from the Company's reinsurance programs. In addition, the Company requires letters of credit to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.

LOSS RESERVES

In many cases significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. Liabilities for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development.

To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims with respect to insured events which have occurred, including events that have not been reported to the insurer. Reserves are also established for LAE representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel, based on general corporate reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not yet reported to the insurer, for the overall adequacy of case reserves and the estimated expenses of settling claims. Such reserves are estimated using various generally accepted actuarial techniques.

As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, changes in social attitudes and economic conditions, including the effects of inflation. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. There is generally no precise method, however, for subsequently evaluating the adequacy of the consideration given to inflation or to any other specific factor, since the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

Estimating the Company's ultimate claims liability is necessarily a complex and judgmental process as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments and economic conditions, the estimates are revised accordingly. If the Company's ultimate net losses prove to be substantially greater than the amounts recorded at December 31, 1997, the related adjustments could have a material adverse impact on the Company's financial condition and results of operations.

In 1997, the Company had favorable loss and LAE development (of which $51.8 million has offsetting impacts to earned premiums as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference). The Company's losses and LAE were impacted by significant loss reserve strengthening for the Property and Casualty Group in 1996, partially offset by favorable development for PMA Re. The components of the Company's incurred losses and LAE for prior accident years, excluding accretion of discount, are as follows:

                          (dollar amounts in millions)

                                     1997     1996     1995
                                    -------  -------  -------
PMA Re............................  $(32.1)  $(35.3)  $(15.0)
                                    ------   ------   ------
The Property and Casualty Group:
 Workers' compensation............   (44.1)   110.0     54.7
 Asbestos and environmental.......      --     60.4     23.4
 Other losses and LAE.............     5.0     21.0    (11.6)
                                    ------   ------   ------

 Total............................   (39.1)   191.4     66.5
                                    ------   ------   ------
Other.............................   (14.8)      --       --
                                    ------   ------   ------

Total.............................  $(86.0)  $156.1   $ 51.5
                                    ======   ======   ======

In 1997, the Property and Casualty Group recorded a reserve release of approximately $53.9 million on prior year losses and LAE, excluding the accretion of discount. The release primarily relates to favorable reserve development of $9.0 million related to retrospectively rated policies for accident years 1991 and prior and favorable development of $28.0 million related to retrospectively rated policies pertaining to accident years 1992 through 1996. The Property and Casualty Group also recorded favorable development on guaranteed cost workers' compensation reserves for accident years 1991 and prior of $7.1 million, partially offset by reserve strengthening in commercial multi-peril business for accident year 1996 of $5.0 million. Furthermore, incurred losses on prior accident years were also affected by the cession of prior year reserves included in the PMA Life Insurance Company transaction of $14.8 million. In 1996 and 1995, the loss ratio included $191.4 million and $66.5 million, respectively, of strengthening of unpaid losses and loss adjustment expenses of prior accident years.

The following table shows the composition of changes in the reserves for losses and LAE for the past three years:

                         (dollar amounts in thousands)

                                                                               1997                  1996               1995
                                                                            -----------           ----------         ----------

Balance at January 1............................................            $2,091,072            $2,069,986         $2,103,714
Less: Reinsurance recoverable on unpaid losses and LAE..........               256,576               261,492            247,856
                                                                            ----------            ----------         ----------

  Net balance at January 1......................................             1,834,496             1,808,494          1,855,858
                                                                            ----------            ----------         ----------

Losses and LAE incurred, net:
  Current year..................................................               341,880               323,069            357,787
  Prior years...................................................               (86,006)              156,074             51,491
  Accretion of discount (includes ($35,000) effect of the
  change in the discount rate for the Property and
  Casualty Group's workers' compensation unpaid
  losses from 4% to 5% in 1995).................................                51,407                57,480             13,300
                                                                            ----------            ----------         ----------
Total losses and LAE incurred, net..............................               307,281               536,623            422,578
                                                                            ----------            ----------         ----------

Losses and LAE paid, net:
  Current year..................................................               (72,399)              (72,194)           (71,126)
  Prior years...................................................              (398,475)             (438,427)          (398,816)
                                                                            ----------            ----------         ----------

Total losses and LAE paid, net..................................              (470,874)             (510,621)          (469,942)
                                                                            ----------            ----------         ----------

Net balance at December 31......................................             1,670,903             1,834,496          1,808,494
Reinsurance recoverable on unpaid losses and LAE................               332,284               256,576            261,492
                                                                            ----------            ----------         ----------

Balance at December 31..........................................            $2,003,187            $2,091,072         $2,069,986
                                                                            ==========            ==========         ==========

The following table shows how the Company's losses have been paid and reserves re-estimated over time, compared to the liability initially estimated:

           CONSOLIDATED LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                          (dollar amounts in millions)

                            1987     1988     1989      1990      1991      1992      1993      1994      1995      1996     1997
                            ----     ----     ----      ----      ----      ----      ----      ----      ----      ----     ----
I.   Initial estimated
     liability for unpaid
     losses and LAE net
     of reinsurance
     recoverables        $1,246.1  $1,457.4  $1,632.2  $1,734.6  $1,824.3  $1,941.0  $1,932.0  $1,855.9 $1,808.5  $1,834.5  $1,670.9

II.  Amount of reserve paid, net of reinsurance through:

- one year later........    305.2     322.3     444.6     470.8     490.5     442.4     407.8     398.9    437.6     398.8       --
- two years later.......    504.4     601.1     771.5     842.0     848.8     779.1     746.1     763.7    780.0
- three years later.....    691.8     825.9   1,042.6   1,133.8   1,127.0   1,066.8   1,055.9   1,072.9
- four years later......    834.0   1,011.4   1,258.0   1,353.1   1,364.9   1,329.2   1,330.6
- five years later......    955.8   1,165.8   1,421.4   1,539.4   1,585.4   1,573.8
- six years later.......  1,063.1   1,283.8   1,553.1   1,715.1   1,788.9
- seven years later.....  1,143.3   1,380.1   1,684.6   1,882.1
- eight years later.....  1,214.0   1,478.9   1,817.3
- nine years later......  1,288.2   1,584.2
- ten years later.......  1,366.9

III. Reestimated liability, net of
     reinsurance as of:

- one year later........  1,280.1   1,468.3   1,696.0   1,795.3   1,966.8   1,998.1   1,932.3   1,907.4  1,964.6   1,748.5       --
- two years later.......  1,303.9   1,511.9   1,742.5   1,949.9   2,067.5   2,006.5   1,982.5   2,073.4  1,866.8
- three years later.....  1,339.1   1,553.3   1,876.0   2,034.1   2,081.5   2,060.6   2,163.9   1,986.7
- four years later......  1,358.5   1,607.3   1,938.2   2,040.8   2,134.8   2,258.2   2,078.3
- five years later......  1,368.4   1,651.5   1,935.1   2,123.0   2,302.0   2,170.3
- six years later.......  1,391.1   1,648.7   1,985.3   2,273.3   2,209.3
- seven years later.....  1,392.8   1,684.2   2,098.2   2,205.4
- eight years later.....  1,425.4   1,783.6   2,052.2
- nine years later......  1,503.9   1,751.8
- ten years later.......  1,484.7

IV.  Indicated deficiency
     (redundancy)        $  238.6  $  294.4  $  420.0  $  470.8  $  385.0  $  229.3  $  146.3  $  130.8 $   58.3  $  (86.0) $    --

V.   Net liability -
     December 31,                                                                    $1,932.0  $1,855.9 $1,808.5  $1,834.5  $1,670.9
     Reinsurance recoverables                                                           218.7     247.9    261.5     256.6     332.3
     Gross liability -
     December 31,                                                                    $2,150.7  $2,103.8 $2,070.0  $2,091.1  $2,003.2


VI.  Re-estimated net
     liability                                                                       $2,078.3  $1,986.7 $1,866.8  $1,748.5  $1,670.9
     Re-estimated reinsurance
     recoverables                                                                       178.1     221.3    253.5     250.8     332.3
     Re-estimated gross
     liability                                                                       $2,256.4  $2,208.0 $2,120.3  $1,999.3  $2,003.2



The columns in the above exhibit are not mutually exclusive. For example, if a reserve established in 1987 for a claim incurred during that year had been re-estimated during 1989, the re-estimate would be reflected in the table for each of the statement years from 1987 and 1988 during calendar years 1989 through 1997. Conditions and trends that have affected the reserve development reflected in the table may change and care should be exercised in making conclusions about the relative adequacy of reserves from such development.

The 1996 aggregate workers' compensation adverse development was allocated $102.0 million to Pennsylvania and $8.0 million to all other states in the Company's marketing territory. Of the $102.0 million, the allocation by year is as follows: prior to 1987: $16.0 million; 1987 to 1991: $101.0 million; and 1992 and subsequent years: ($15.0 million). In 1995, substantially all of the workers' compensation adverse development related to accident years 1987 to 1991 in Pennsylvania. For accident years prior to 1992, the traditional paid loss development schedules for workers' compensation had begun to exhibit an increasing trend in loss development factors by 1993. This trend was initially attributed to an increase in commutation activity. In 1995, management began to question whether loss data was developing in a manner that was consistent with the conclusion that the loss development trends were impacted solely by commutation activity. As a result, management began to accumulate additional data in order to determine whether there were additional causes of the increase in the paid loss development data;

management obtained claim count data that was far more detailed than had been historically utilized in the reserve setting process. This data indicated that the paid loss development factors were not only impacted by commutation activity, but also by a decline in the claims closure rate in Pennsylvania. Management believes that the decline of the closure rates was due to several interrelated factors. One factor related to the fact that efforts to rehabilitate claimants and return them to work were not as successful as anticipated. For accident years 1987 to 1991, in particular, extensive efforts were made by the Company to rehabilitate claimants and return them to work at either full or modified duty. By late 1995 and into 1996, it was recognized, by a review of a slow down in the claims closure pattern that these rehabilitation efforts were not impacting the closure rates as expected. Another factor negatively impacting claims closure rates related to the economic conditions in Pennsylvania in the early 1990's. During the period from 1990 to 1994, economic conditions in Pennsylvania were considered to be depressed in the Company's major industry niches for workers' compensation insurance (construction, heavy manufacturing). Payrolls in these industries were stagnant, and in many cases, employment was flat or declining. The Company believes that in periods of declining employment opportunities, there is a tendency for indemnity periods to increase, which occurred for workers who suffered injuries in these industries.

The above factors, when considered with the fact that the benefits period in Pennsylvania was unlimited, caused the Company to believe that a substantial portion of claimants from the pre-1992 period, who had already been out of work five to nine years, would not return to work in any capacity. In late 1995 and during 1996, management undertook an effort to quantify the impact of the declining closure rates versus the increase in commutation activity. During the fourth quarter of 1995, management strengthened the Property and Casualty Group's workers' compensation reserves by $54.7 million; however, the quantification of the effect of the claims closure rate was an extremely complex process, and as such, the data was not fully understood at that time. As the data under analysis was more mature and refined in 1996, management determined that the workers' compensation loss reserves for Pennsylvania in the pre-1992 accident years needed to be increased substantially; therefore, the Property and Casualty Group increased its workers' compensation reserves by $110.0 million.

Benefit reforms enacted by states in which the Property and Casualty Group transacts business, most significantly Pennsylvania, have had a beneficial impact on more recent accident year loss ratios. Prior to 1996, the principal revisions of the Pennsylvania system included medical cost containment measures and an expansion of the period of time during which the insurer may require an employee to accept medical treatment from the employer's list of designated health care providers. In July 1996, Pennsylvania enacted Act 57, a workers' compensation reform bill which is expected to substantially reduce indemnity benefit periods in Pennsylvania. In addition to regulatory reforms, the loss ratios have been favorably impacted by the conversion to loss sensitive and alternative market products. Such a trend is evidenced by the fact that accident year pure loss ratios (losses recorded for the year in which the event occurred expressed as a percentage of the earned premiums for that year) for workers' compensation have been generally lower in more recent accident years, as the following chart indicates:

 Property and Casualty Group's Workers' Compensation Undiscounted Accident Year
 ------------------------------------------------------------------------------
                    Pure Loss Ratios as of December 31, 1997
                    ----------------------------------------

                  Accident Years              Loss Ratio
                  --------------              ----------
                      1990                        100%
                      1991                         86%
                      1992                         80%
                      1993                         64%
                      1994                         64%
                      1995                         63%
                      1996                         63%
                      1997                         66%

In addition, management took several steps to reduce the outstanding claims associated with the Pennsylvania workers' compensation business written through 1991. A formal commutation program was initiated in the fourth quarter 1996 and continued into late 1997. Commutations are agreements with claimants whereby the claimants, in exchange for a lump sum payment, will forego their rights to future indemnity payments from the Property and Casualty Group. Under Pennsylvania workers' compensation laws, all such commutation arrangements must be approved by the claimant and the Pennsylvania Workers' Compensation Board. The Property and Casualty Group paid $101.1 million and $17.8 million in 1997 and the fourth quarter of 1996, respectively, to commute workers' compensation indemnity claims. Savings associated with these claims were consistent with management's expectations. The number of open claims for accident years 1991 and prior was substantially reduced as a result of the commutation program. This reduction in open claims is expected to reduce the possibility of any further adverse development on such reserves, although there can be no assurances that the level of commutations will have a significant impact on the future development of such reserves.

Estimating reserves for workers' compensation claims can be more difficult than many other lines of property and casualty insurance for several reasons, including (i) the long payment 'tail' associated with the business; (ii) the impact of social, political and regulatory trends on benefit levels for both medical and indemnity payments; (iii) the impact of economic trends; and (iv) the impact of changes in the mix of business. At various times, one or a combination of such factors can make the interpretation of actuarial data associated with workers' compensation loss development more difficult, and it can take additional time to recognize changes in loss development patterns. Under such circumstances, adjustments will be made to such reserves as loss patterns develop and new information becomes available and such adjustments may be material.

The adverse development in reserves associated with asbestos and environmental claims is the result of a detailed analysis of loss and LAE reserves associated with asbestos and environmental liability claims completed in 1996. The reserving for asbestos and environmental claims has undergone change at both the Company and in the insurance industry in general. For environmental and asbestos liability claims, reserving methodology has been evolving into accepted industry practice in the recent past; the Company's actuaries were able to apply these methods to its loss reserves in 1997 and 1996. To reserve for environmental claims, the Company currently utilizes a calendar year development technique known as aggregate loss development. This technique focuses on the aggregate losses paid as of a particular date and aggregate payment patterns associated with such claims. Several elements including remediation studies, remediation, defense, declaratory judgment, and third party bodily injury claims were considered in estimating the costs and payment patterns of the environmental and toxic tort losses. Prior to the development of these techniques, there was a substantial range in the nature of reserving for environmental and toxic tort liabilities. The methods employed by the Company prior to the review performed in 1996 included a review of aggregate loss and loss adjustment paid and case incurred data along with resulting "survival ratios" to establish IBNR for environmental and toxic tort claims. For asbestos claims, the Company had previously reserved costs to defend, and any indemnification payments anticipated on, claims for which it had received notice that it was a responsible party, plus a bulk factor applied to the estimated case reserves to provide for potential development of indemnification and defense cost related to such claims. In 1996, the Company performed a ground up analysis of asbestos loss reserves using an actuarially accepted modeling technique. Using historical information as a base and information obtained from a review of open claims files, assumptions were made about future claims activity in order to estimate ultimate losses. For each individual major account, projections were made regarding new plaintiffs per year, the number of years new claims will be reported, the average loss severity per plaintiff and the ratio of loss adjustment expense to loss. In many cases involving larger asbestos claims, the Company reserved up to the policy limits for the applicable loss coverage parts for the affected accounts. Policy terms and reinsurance treaties were applied in the modeling of future losses. Estimation of obligations for asbestos and environmental exposures continues to be more difficult than for other loss reserves because of several factors, including:
(i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards.

The Company's asbestos-related loss reserves for the years ended December 31, were as follows:
                         (dollar amounts in thousands)

                                                             1997                1996                  1995
                                                          ----------          ---------             ---------
Gross of reinsurance:
 Beginning reserves..........................              $ 80,055           $ 27,611               $ 13,969
 Incurred losses and LAE.....................                 2,435             62,854                 22,482
 Calendar year payments for losses and LAE...                (5,764)           (10,410)                (8,840)
                                                           --------           --------               --------
 Ending reserves.............................              $ 76,726           $ 80,055               $ 27,611
                                                           ========           ========               ========
Net of reinsurance:
 Beginning reserves..........................              $ 53,300           $ 23,443               $  8,168
 Incurred losses and LAE.....................                   (36)            39,427                 21,826
 Calendar year payments for losses  and LAE..                (4,686)            (9,570)                (6,551)
                                                           --------           --------               --------
 Ending reserves.............................              $ 48,578           $ 53,300               $ 23,443
                                                           ========           ========               ========

The Company's environmental-related loss reserves for the years ended December 31, were as follows:

                         (dollar amounts in thousands)

                                                             1997                1996                  1995
                                                          ----------          ---------             ---------
Gross of reinsurance:
  Beginning reserves...........................           $ 35,626            $ 20,134              $ 20,952
  Incurred losses and LAE......................              1,130              22,143                 3,516
  Reserves acquired through purchase of Caliber
  One Indemnity Company (1)....................             13,060                   -                     -
  Calendar year payments for losses and LAE.....            (4,708)             (6,651)               (4,334)
                                                          --------            --------              --------
  Ending reserves..............................           $ 45,108            $ 35,626              $ 20,134
                                                          ========            ========              ========

Net of reinsurance:
  Beginning reserves............................          $ 34,592            $ 20,134              $ 20,952
  Incurred losses and LAE.......................             1,068              21,109                 3,516
  Calendar year payments for losses  and LAE....            (3,965)             (6,651)               (4,334)
                                                          --------            --------              --------
  Ending reserves...............................          $ 31,695            $ 34,592              $ 20,134
                                                          ========            ========              ========

(1) Such acquired reserves have been reinsured by an affiliate of the former parent (see "Caliber One" for further discussion).

Of the total net asbestos reserves, $6.7 million, $6.8 million, and $6.7 million related to established claims reserves at December 31, 1997, 1996, and 1995, respectively, and $41.9 million, $46.5 million, and $16.7 million related to incurred but not reported losses at December 31, 1997, 1996, and 1995, respectively. Of the total net environmental reserves, $11.2 million, $12.5 million, and $10.3 million related to established claims reserves at December 31, 1997, 1996, and 1995, respectively, and $20.5 million, $22.1 million, and $9.8 million related to incurred but not reported losses at December 31, 1997, 1996, and 1995, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability and other factors, the ultimate exposure to the Property and Casualty Group for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment in the claims reserves recorded. Additionally, issues involving policy provisions, allocation of liability among participating insurers, proof of coverage and other factors make quantification of liabilities exceptionally difficult and subject to adjustment based upon newly available data.

In 1996, Commercial Lines experienced reserve strengthening of $21.0 million, as compared to a reserve release of $11.6 million in 1995. The reserve strengthening in 1996 was principally due to a re-estimation of loss adjustment costs associated with general liability claims. Through 1991, the Property and Casualty Group's mix of general liability insurance policies were weighted towards the manufacturing classes of business. Subsequent to 1991, the Property and Casualty Group's mix of business became more heavily weighted towards the construction and contracting classes of business. These particular classes of business have experienced losses due to construction defects and similar matters, that have taken longer to emerge than the classes of business previously written by the Property and Casualty Group. Defense costs associated with these claims have also exceeded the original estimate of the Property and Casualty Group's management, which was based on the patterns of indemnification payments associated with the earlier classes of business written. When this issue was discovered, the Property and Casualty Group factored the increased defense costs and the emergence pattern in determining a more appropriate reserve amount for loss handling costs. The release of reserves in 1995 was primarily due to favorable loss experience in commercial automobile business.

PMA Re has reported net favorable development of unpaid losses and LAE of $23.3 in 1997, $28.6 million in 1996 and $15.0 million in 1995. Such favorable development is attributable to losses emerging at a lower rate than was anticipated when the initial accident year reserves were established.

At December 31, 1997, the Company's loss reserves were stated net of $59.9 million of salvage and subrogation, of which $50.8 million related to the Property and Casualty Group, which was comprised of $46.0 million related to workers' compensation and $4.8 million related to Commercial Lines. The anticipated salvage and subrogation was $9.1 million for PMA Re. Incurred salvage and subrogation (increased) reduced losses and LAE by ($18.5) million, ($0.6) million and $9.5 million in 1997, 1996 and 1995, respectively. The Company's policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by the Company. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historic paid data implicitly considers realization and collectibility.

INVESTMENTS

The Company's investment policy objectives are to (i) seek competitive after-tax income and total return, (ii) maintain very high grade asset quality and marketability, (iii) maintain maturity distribution commensurate with the Company's business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. The Company has established strategies, asset quality standards, asset allocations and other relevant criteria for its fixed maturity and equity portfolios. In addition, maturities are structured after projecting liability cash flows with actuarial models. The Company also does not invest in various types of investments, including speculative derivatives. The Company's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

The Company's Board of Directors is responsible for the Company's investment policy objectives. The Company retains outside investment advisers to provide investment advice and guidance, supervise the Company's portfolio and arrange securities transactions through brokers and dealers. The Company's Executive and Finance Committees of the Board of Directors meet periodically with the investment advisers to review the performance of the investment portfolio and to determine what actions should be taken with respect to the Company's investments. Investments by the Pooled Companies, MASCCO and PMA Re must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania and investments for Caliber One Indemnity Company must comply with the insurance laws and regulations of Delaware. The Company's capital not allocated to the Pooled Companies, MASCCO, PMA Re and Caliber One Indemnity Company may be invested in securities and other investments that are not subject to such insurance laws, but nonetheless conform to the Company's investment policy.

The following table summarizes the Company's investments by carrying value as of December 31, 1997, and 1996:

                          (dollar amounts in millions)

                                                                                 1997                     1996
                                                                          -------------------       -----------------
                                                                          Carrying                  Carrying
Investment                                                                  Value     Percent        Value    Percent
----------                                                                --------    -------       --------  -------
U.S. Treasury securities and
   obligations of U.S. Government
   agencies.........................                                      $1,119.5      51.0%   $1,602.8      70.8%
Obligations of states and political
   subdivisions.....................                                            --        --        76.5       3.4%
Corporate debt securities............                                        687.7       31.3%     372.8      16.5%
Mortgage backed securities...........                                        122.3        5.6%      74.0       3.3%
Equity securities....................                                           --         --        0.3        --
Short-term investments...............                                        265.2       12.1%     135.0       6.0%
                                                                          --------      -----   --------     ------
Total (1)............................                                     $2,194.7      100.0%  $2,261.4     100.0%
                                                                          ========      =====   ========     ======

(1) As of December 31, 1997, the market value of the Company's total investments was $2,194.7 million.

The following table indicates the composition of the Company's fixed maturities portfolio at carrying value, excluding short-term investments, by rating as of December 31, 1997, and 1996:

                          (dollar amounts in millions)

                                                                                 1997                   1996
                                                                          -------------------   -----------------
                                                                          Carrying              Carrying
Ratings (1)                                                                 Value     Percent     Value   Percent
----------                                                                --------    -------   --------  -------
Total (1)............................                                     $2,194.7      100.0%  $2,261.4     100.0%
U.S. Treasury securities and AAA..                                        $1,449.0       75.1%  $1,882.4      88.5%
AA................................                                           150.0        7.8%      95.8       4.5%
A.................................                                           282.2       14.6%     147.9       7.0%
BBB...............................                                            48.3        2.5%        --        --
                                                                          --------      -----   --------     ------
Total.............................                                        $1,929.5      100.0%  $2,126.1     100.0%
                                                                          ========      =====   --------     ------

(1) Ratings as assigned by Standard and Poor's. Such ratings are generally assigned at the issuance of the securities, subject to revision on the basis of ongoing evaluations. Ratings in the table are as of December 31 of the years indicated.

The following table sets forth scheduled maturities for the Company's investments in fixed maturities, excluding short-term investments, based on stated maturity dates as of December 31, 1997. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

                          (dollar amounts in millions)

                                                       Carrying Value               Percent
                                                       --------------               -------
1 year or less.................                              $  128.9                   6.7%
Over 1 year through 5 years....                                 633.6                  32.8%
Over 5 years through 10 years..                                 396.5                  20.6%
Over 10 years..................                                 648.2                  33.6%
Mortgage backed securities.....                                 122.3                   6.3%
                                                             --------                 -----
Total..........................                              $1,929.5                 100.0%
                                                             ========                 =====

The following table reflects the Company's investment results for each year in the three-year period ended December 31, 1997:
                          (dollar amounts in millions)

                                   1997       1996       1995
                                 ---------  ---------  ---------
Average invested assets (1)....  $2,247.7   $2,366.8   $2,395.8
Net investment income (2)......  $  136.7   $  133.9   $  139.4
Net effective yield (3)........     6.09%      5.66%      5.82%
Net realized investment gains..  $    8.6   $    3.0   $   31.9

(1) Average of beginning and ending amounts of cash and investments for the period at carrying value.
(2)  After investment expenses, excluding net realized investment gains.
(3) Net investment income for the period divided by average invested assets for the same period.

As of December 31, 1997, the duration of the Company's investments was approximately 5.3 years and the duration of its liabilities was approximately
5.1 years.

During 1997, the Company established a securities lending program through which securities are loaned from the Company's portfolio to qualifying third parties, subject to certain limits, via a lending agent for short periods of time. Borrowers of these securities must provide collateral equal to a minimum of 102% of the market value and accrued interest of the loaned securities. Acceptable collateral may be in the form of either cash or securities. Cash received as collateral is invested in short-term investments, and all securities received as collateral are of similar quality to those securities lent by the Company. Additionally, the Company limits securities lending to 40% of statutory admitted assets of its insurance subsidiaries, with a 2% limit on statutory admitted assets to any individual borrower. The Company receives either a fee from the borrower or retains a portion of the income earned on the collateral. Under the terms of the securities lending program, the Company is indemnified against borrower default, with the lending agent responsible to the Company for any deficiency between the cost of replacing a security that was not returned and the amount of collateral held by the Company. In 1997, the Company recognized income from securities lending transactions of approximately $524,000, net of lending fees, which was included in investment income. The Company had approximately $175.0 million of securities on loan as of December 31, 1997.

COMPETITION

The domestic property-casualty insurance industry consists of many companies, with no one company dominating the market. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. In addition to competition from other insurance companies, the Property and Casualty Group and Caliber One compete with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. PMA Re competes with other reinsurers in the brokered market as well as reinsurers that directly underwrite reinsurance business. Many of the Company's competitors are larger and have greater financial resources than the Company.

The main factors upon which entities in the Company's markets compete are price, service, product capabilities and financial security. The Property and Casualty Group, PMA Re and Caliber One attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting return targets. Given the present soft pricing environment, competing solely on the basis of price has become increasingly difficult for the Property and Casualty Group and PMA Re, and both have had to reject risks submitted and non-renew certain accounts in recent years, as the market rates for such risks did not provide the opportunity to achieve what management considers to be an acceptable return.

In terms of service, management maintains service standards to ensure that clients are satisfied with the products and services provided by the Company. Such standards concern turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. Management periodically participates in surveys of intermediaries and clients to gain an understanding of the perceptions of the Company's service as compared to its competitors.

Management attempts to design products which meet the needs of clients in the Company's markets. In recent years, the Property and Casualty Group has developed products which reflect the evolving nature of the workers' compensation market. Specifically, management has increased its focus on rehabilitation and managed care to keep workers' compensation costs lower for the employers. Additionally, the Property and Casualty Group has introduced and refined alternative market products, as well as unbundled risk management and claims administration services. See "The Property and Casualty Group." PMA Re has also expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last two years include: facultative reinsurance, finite risk reinsurance, and integrated capital management (which involves providing reinsurance as well as some type of direct investment in a ceding company). See "PMA Re." For Caliber One, it is management's intention to design products that meet the needs of new classes of business and that cover emerging risks. See "Caliber One." Management continues to review new product opportunities for the Property and Casualty Group, PMA Re and Caliber One.

For many intermediaries and clients, financial security is measured by the ratings assigned by independent rating agencies. Therefore, management believes that the ratings assigned by independent rating agencies, particularly A.M. Best, are material to the Company's operations. A.M. Best has currently assigned an "A+" (Superior) rating to PMA Re, an "A-" (Excellent) rating to the Pooled Companies and an "A" (Excellent) to Caliber One Indemnity Company (see "Caliber One"). According to A.M. Best, its ratings are based on an analysis of the financial condition and operating performance of an insurance company as they relate to the industry in general. These ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. These ratings are not shareholder ratings, however, and do not represent an opinion as to the value of the Company's stock. No assurance can be given that these ratings can be maintained by PMA Re, the Pooled Companies and Caliber One Indemnity Company.

YEAR 2000 ISSUE

The unprecedented advances in computer technology over the past several decades have resulted in dramatic changes in the way companies do business. Most of these developments have been beneficial, but some have proven costly, as businesses have struggled to adapt to various features of the new technological landscape. One such well-publicized problem has arisen out of the worldwide use of the so-called "Year 2000" programming convention, in which two digit numbers were generally used instead of four digit numbers to identify the years used in dates. As a consequence, most computers require relatively costly reprogramming to enable them to correctly perform date operations involving years 2000 or later, a problem anticipated to have substantial repercussions on the business world, since computer operations involving date calculations are pervasive.

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its own computer systems to address the Year 2000 issue in late 1995. Management anticipates that by year-end 1998, it will have substantially completed all necessary programming work so that Year 2000 issues are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The cost of this work through year-end 1997 has been approximately $3.8 million. The Company estimates that the total remaining cost will be approximately $1.3 million, which will be expensed in 1998.

Many experts now believe that Year 2000 problem may have a material adverse impact on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. Although management has concluded that under a fair reading of the various policies of insurance issued by it no coverage for Year 2000 problems should be considered to exist, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Company to accurately estimate the impact of the Year 2000 problem on the insurance issued by, or other business operations of, the Company.

REGULATORY MATTERS

GENERAL

PMA Re is licensed or accredited to transact its reinsurance business in, and is subject to regulation and supervision by 50 states and the District of Columbia. The Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by 45 states and the District of Columbia. Caliber One Indemnity Company is licensed in one state and is an eligible excess and surplus lines carrier in 32 states. The Insurance Subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business. Inasmuch as PMA Re and the Pooled Companies are domiciled in Pennsylvania, however, the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them, and Delaware exercises principal jurisdiction over Caliber One Indemnity Company. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related material and, for certain lines of insurance, the approval of rates. Property and casualty reinsurers and excess and surplus lines carriers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, policy forms or contract wording. The form and content of statutory financial statements are regulated. State insurance departments in jurisdictions in which the Insurance Subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of PMA Re and the Pooled Companies as of December 31, 1992, and the Delaware Department of Insurance last conducted an examination of Caliber One Indemnity Company as of December 31, 1996. No adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no substantive qualitative matters indicated in the examination reports that had or are expected to have a material adverse impact on the operations of PMA Re, the Pooled Companies or Caliber One Indemnity Company. In supervising and regulating insurance companies, including reinsurers, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for the protection of policyholders and the public.

INSURANCE HOLDING COMPANY REGULATION

The Company and the Insurance Subsidiaries are subject to regulation pursuant to the insurance holding company laws of Pennsylvania and Delaware. These state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the state regulatory authorities, to file with those authorities certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions including material transfers of assets and intercompany business agreements, and to report material changes in such information. Such laws also require that intercompany transactions be fair and reasonable and that an insurer's surplus as regards policyholders following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

Under Pennsylvania and Delaware law, no person may acquire, directly or indirectly, a controlling interest in the capital stock of the Company unless such person, corporation or other entity has obtained prior approval from the Commissioner(s) for such acquisition of control. Pursuant to the Pennsylvania and Delaware law, any person acquiring, controlling or holding with the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have "control" of such company. This presumption may be rebutted by a showing that control does not exist in fact. The respective Commissioner(s), however, may find that "control" exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner(s) of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner(s) an application containing information regarding the identity and background of the acquirer and its affiliates, the nature, source and amount of funds to be used to effect the acquisition, the financial statements of the acquirer and its affiliates, any potential plans for disposition of the securities or business of the insurer, the number and type of securities to be acquired, any contracts with respect to the securities to be acquired, any agreements with broker-dealers and other matters.

Other jurisdictions in which the Insurance Subsidiaries are licensed to transact business may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in such jurisdictions. Additional requirements in such jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws also govern the holding company structure payment of dividends by the Insurance Subsidiaries to the Company.

RESTRICTIONS ON INSURANCE SUBSIDIARIES DIVIDENDS

The principal source of funds for servicing debt of the Company and paying dividends to shareholders of the Company is derived from receipt of dividends from the subsidiaries. Under the Pennsylvania insurance laws, PMA Re and the Pooled Companies may pay dividends only from unassigned funds (surplus), as reported in the statutory financial statement filed by them with the Insurance Department for the most recent annual period. As of December 31, 1997, PMA Re and the Pooled Companies reported unassigned funds (surplus) in the amount of $294.2 million. Caliber One Indemnity Company had an unassigned deficit of $6.4 million as of December 31, 1997, and therefore, cannot pay non-extraordinary dividends; also, Caliber One Indemnity Company is directly owned by PMA Re, and as such, its dividends may not be paid directly to PMC. Subject to such constraints, PMA Re, any of the Pooled Companies and Caliber One Indemnity Company may declare and pay non-extraordinary dividends subject to certain notice requirements to the Commissioner and extraordinary dividends to stockholders subject to certain notice and approval requirements by the Commissioner. Under Pennsylvania law, an "extraordinary" dividend is any dividend or other distribution which, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of
(i) 10% of such insurer's surplus as regards policyholders as shown on its last annual statement on file with the Commissioner; or (ii) statutory net income for the previous year. Payment of extraordinary dividends is permissible only if the Commissioner has approved the payment of such extraordinary dividends, or if the Commissioner has not disapproved the payment of such extraordinary dividend within thirty days from the date the Commissioner receives notice of the declaration of such dividend. In addition to the foregoing standards, following the payment of any dividends, the policyholders' surplus of the insurance company must be reasonable in relation to its outstanding liabilities and adequate for its financial needs. The Commissioner may bring an action to enjoin or rescind the payment of a dividend or distribution by any insurance company that would cause its statutory surplus to be unreasonable or inadequate under this standard.

For the years ended December 31, 1997, 1996 and 1995, the aggregate cash dividends paid by PMA Re and the Pooled Companies were $20.0 million, $53.6 million, and $71.5 million, respectively. None of the dividends paid was "extraordinary" for purposes of the Pennsylvania insurance laws. For 1998, PMA Re and the Pooled Companies collectively are permitted to declare and pay dividends to the Company in the aggregate amount of $51.2 million, subject to the notice requirements on dividend declarations and payments. In accordance with its plan of operation filed with the Pennsylvania Insurance Department, MASCCO must maintain a ratio of unpaid losses and LAE to policyholders' surplus of no more than 8:1. As of December 31, 1997, MASCCO was in compliance with such requirements.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (the "NAIC") has adopted risk-based capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors.

Under RBC requirements, regulatory compliance is determined by the ratio of a Company's total adjusted capital, as defined by the NAIC, to its authorized control level, also as defined by the NAIC. Companies below prescribed trigger points in terms of such ratio are classified as follows:

                Company action level.........    200%
                Regulatory action level......    150%
                Authorized control level.....    100%
                Mandatory control level......     70%


At December 31, 1997, the ratios of the domestic insurance subsidiaries of the Property and Casualty Group ranged from 293% to 324%, PMA Re's ratio was 355% and Caliber One Indemnity Company's ratio was 1,922%.

RBC requirements for property/casualty insurance companies allow a discount for workers' compensation reserves to be included in the adjusted surplus calculation. However, the calculation for RBC requires the phase-out of non-tabular reserve discounts previously taken for workers' compensation reserves. The discount phase-out has increased by 20% in each year since 1994, ultimately phasing out 100% of such discount by 1998. As a result, this phase-out negatively impacts the RBC ratios of companies which write workers' compensation insurance and discount such reserves on a non-tabular basis relative to companies which write other types of property/casualty insurance. Management believes that it will be able to maintain the Pooled Companies' RBC in excess of regulatory requirements through prudent underwriting and claims handling, investing and capital management. However, no assurances can be given that developments affecting the Property and Casualty Group, many of which could be outside of management's control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which the Property and Casualty Group writes business, will cause the Pooled Companies' RBC to fall below required levels resulting in a corresponding regulatory response.

EMPLOYEES

As of March 31, 1998, the Company had approximately 1,020 full-time employees. None of the employees of the Company is represented by a labor union and the Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Actuarial analysis..................Evaluation of risks in order to attempt to assure that premiums and loss reserves
                                    adequately reflect expected future loss
                                    experience and claims payments; in
                                    evaluating risks, mathematical models are used to predict future loss experience and claims payments based on past loss ratios and loss development patterns and other relevant data and assumptions.

Adverse loss development............Increases in losses and ALAE exceeding anticipated loss and ALAE experience over a given period of time.

Aggregate excess reinsurance
arrangements........................Reinsurance arrangements under which a reinsurer assumes the risks and/or loss
                                    reserves of certain business of a ceding company in their entirety.

Allocated loss adjustment
expenses ("ALAE")...................Allocated loss adjustment expenses include all legal expenses and other expenses
                                    incurred by a company in connection with the investigation, adjustment, settlement or litigation of claims or losses under business covered. ALAE does not include costs of "in-house" counsel, claims staff or other overhead or general expense of the reinsured.

Attachment point....................The amount of losses above which excess of loss reinsurance becomes operative.

Automatic facultative
arrangements........................Facultative insurance contracts whereby the ceding company has the right, but not the obligation, to cede risks to a reinsurer and the reinsurer is obligated to accept such risks pursuant to the contract terms.

Broker; intermediary................One who negotiates contracts of reinsurance between a primary insurer or other reinsured and a reinsurer on behalf of the primary insurer or reinsured. The broker receives from the reinsurer a commission for placement and other services rendered.

Broker reinsurer....................A reinsurer that markets and sells reinsurance through brokers rather than
                                    through its own employees.

Case reserves.......................Loss reserves established with respect to individual reported claims.

Casualty insurance and/or
reinsurance.........................Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance.............A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company;
cedent..............................When a company reinsures its risk with another, it "cedes" business and is referred to as the "ceding company" or the "cedent".

Claim closure rate..................The number of closed lost time workers'
                                    compensation claims divided by total
                                    reported lost time workers' compensation claims by accident year as of a given evaluation date.

Clash cover.........................A form of excess of loss casualty reinsurance policy covering losses arising from a single set of circumstances covered by more than one primary policy. For example, if an insurer covers both motorists involved in an accident, a clash cover would protect the insurer from suffering a net loss in the full amount of both parties. The clash cover would pay to the insurer a portion of the loss in excess of the coverage of one of the two parties.

Combined ratio......................A combination of the underwriting expense ratio, the loss and LAE ratio, and the
                                    policyholder dividend ratio. The loss and LAE ratio measures the ratio of net incurred losses and LAE to net earned premiums. The underwriting expense ratio measures the ratio of underwriting expenses to net premiums written. The policyholder dividend ratio measures policyholder dividends as a percent of net premiums earned. Generally, companies which write predominately long-tailed liability risks will have a higher combined ratio than those companies writing predominately property risks.

Direct reinsurer, direct
underwriter, direct writer..........A reinsurer that markets and sells reinsurance directly to its reinsureds
                                    without the assistance of brokers.

Excess and surplus lines............Surplus lines risks are those risks not fitting normal underwriting patterns,
                                    involving a degree of risk that is not
                                    commensurate with standard rates and/or
                                    policy forms, or that will not be written by standard carriers because of general market conditions. Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language.

Excess of loss reinsurance..........The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a "layer" or "retention." Also known as nonproportional reinsurance or stop loss coverage.

Facultative reinsurance.............The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Gross premiums written..............Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported
("IBNR") reserves...................Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses.....................The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer ("IBNR").

IRIS ratios.........................Financial ratios annually calculated by the
                                    NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Layers..............................The division of a particular reinsurance program delineated by an attachment point and a maximum limit. Often, a reinsurance program will be divided into several layers, with the lower layers (See "Low or working layer excess of loss reinsurance") typically having higher premiums and higher claim frequency and the higher layers typically having lower premiums and claim frequency.

Loss adjustment expenses
("LAE").............................The expenses of settling claims, including legal and other fees and the portion of
                                    general expenses allocated to claim
                                    settlement costs.

Loss ratio/pure loss ratio..........Loss ratio is equal to losses and LAE divided by earned premiums. The pure loss ratio refers to losses divided by earned premiums. Undiscounted loss ratios refer to loss ratios that do not consider the net effect of discounting of loss reserves; the Company's current practice is to discount loss reserves for workers' compensation insurance.

Loss reserves.......................Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer ultimately will be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR reserves.

Low or working layer excess of
loss reinsurance....................Reinsurance that absorbs the losses immediately above the reinsured's retention layer. A low layer excess of loss reinsurer will pay up to a certain dollar amount at which point a higher layer reinsurer (or the ceding company) will be liable for additional losses.

Manual rates........................Refers to insurance rates for lines and classes of business approved and published by state insurance departments.

Manual rate level or average
manual rate level...................Refers to the manual rates for lines and classes of business relative to a benchmark;
                                    within this document, the term refers to the manual rates, as compared to other periods, such as a prior policy year.

Net premiums earned.................The portion of net premiums written that is recognized for accounting purposes as income during a period.

Net premiums written................Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Operating ratio.....................The combined ratio, reduced by the net investment income ratio. The net investment income ratio is the ratio of net investment income to net premiums earned. The ratio measures a company's operating profitability, exclusive of realized gains and federal income taxes.

Per occurrence......................A form of insurance or reinsurance under which the date of the loss event is deemed to be the date of the occurrence, regardless of when reported and permits all losses arising out of one event to be aggregated instead of being handled on a risk-by-risk basis.

Primary insurer.....................An insurance company that issues insurance policies to the general public or to certain non-insurance entities.

Pro rata reinsurance................A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. Pro rata reinsurance also is known as proportional reinsurance, quota share reinsurance and participating reinsurance.

Property insurance
and/or reinsurance..................Insurance and/or reinsurance that indemnifies a person with an insurable
                                    interest in tangible property for his
                                    property loss, damage or loss of use.

Pure loss ratio.....................See "Loss ratio/pure loss ratio" above.

Reinsurance.........................The practice whereby one party, called the reinsurer, in consideration of a premium paid to it, agrees to indemnify another party, called the reinsured, for part or all of the liability assumed by the reinsured under a policy or policies of insurance that it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company or the ceding company.

Retention, retention layer..........The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are paid by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession;
retrocessionaire....................A transaction whereby a reinsurer cedes to another reinsurer (the "retrocessionaire") all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Semi-automatic facultative
arrangements........................Facultative reinsurance contracts where the ceding company has the right, but not the obligation to cede risks to a reinsurer and the reinsurer is obligated to accept such risks as long as they are within stated criteria. If a risk falls outside such criteria, the reinsurer has the option of either: (i) accepting the risk, (ii) declining the risk, or (iii) repricing the risk.

Statutory accounting
principles ("SAP")..................Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Statutory or policyholder's
surplus; statutory capital
& surplus...........................The excess of admitted assets over total liabilities (including loss reserves),
                                    determined in accordance with SAP.

Stop loss...........................See "Excess of loss reinsurance".

Survival ratio......................For asbestos and environmental (A&E) claims, the survival ratio is equal to the average normalized loss and LAE payments for A&E over three years divided by loss reserves established for A&E.

Treaty reinsurance..................The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Underwriting........................The reinsurer's process of reviewing applications submitted for insurance
                                    coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting cycle..................An historical pattern in which property and casualty insurance and reinsurance premiums, profits and availability of coverage rise and fall with some regularity over time.

Underwriting expenses...............The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premiums...................The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve............Liabilities established by insurers and reinsurers to reflect unearned premiums
                                    which are refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

ITEM 2.        PROPERTIES

The Company's headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. PMA Re's headquarters are located in 78,000 square feet of leased space in Mellon Bank Center, Philadelphia, Pennsylvania.

Through various wholly owned subsidiaries, the Company also owns and occupies additional office facilities in three other locations and rents additional office space for its insurance operations in 15 other locations. The Company believes that such owned properties are suitable and adequate for its current business operations.

Subsidiaries of the Company also own various real estate properties that are not used by the Company in its insurance operations but are leased to third parties. These properties are one to eight story buildings that are generally located in Philadelphia.

ITEM 3.        LEGAL PROCEEDINGS

The Insurance Subsidiaries are defendants in actions arising out of their insurance business and from time to time are involved in various governmental and administrative proceedings. These actions include lawsuits seeking coverage for alleged damages relating to exposure to asbestos and other toxic substances and environmental clean-up actions under federal and state law. See "Item 1. Business - Loss Reserves" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers  of the Company are as follows:

           Name                Age                     Position
           ----                ---      --------------------------------------
Frederick W. Anton III....      64      Chairman of the Board
John W. Smithson..........      52      President and Chief Executive Officer
Francis W. McDonnell......      41      Senior Vice President, Chief
                                        Financial Officer
                                         and Treasurer
Vincent T. Donnelly.......      45      President and Chief Operating Officer -
                                         The Property and Casualty Group
Stephen G. Tirney.........      44      President and Chief Operating Officer -
                                         PMA Re
Ronald S. Austin..........      40      President and Chief Operating Officer -
                                         Caliber One

Frederick W. Anton III has served as Chairman of the Board since 1995 and as a director of the Company since 1972. Mr. Anton's current term as a director of the Company expires in 2000. Mr. Anton served as Chairman of the Board and Chief Executive Officer from 1995 to May 1997, as President and Chief Executive Officer from 1981 to 1995, as President of the Property and Casualty Group from 1972 to 1989 and as Secretary and General Counsel of PMAIC from 1962 to 1972.

John W. Smithson has served as President and Chief Executive Officer of the Company since May 1997, and as a director of the Company since 1987. Mr. Smithson's current term as a director of the Company expires in 1999. Mr. Smithson served as President and Chief Operating Officer of the Company from 1995 to May 1997, as Chairman and Chief Executive Officer of PMA Re from 1984 to 1997 and as Chairman and Chief Executive Officer of the Property and Casualty Group from April 1995 to 1997, and was employed by PMAIC from 1972 to 1984. Mr. Smithson is a designated Chartered Property-Casualty Underwriter.

Francis W. McDonnell has served as Senior Vice President and Chief Financial Officer of the Company since 1995 and as Treasurer since 1997, and has served as Senior Vice President and Chief Financial Officer of PMA Re since 1995. From 1993 to 1995, Mr. McDonnell served as Vice President Finance of PMA Re. Prior to joining PMA Re in 1993, Mr. McDonnell served in various controllership positions with Reliance Insurance Company from 1985 to 1993. Mr. McDonnell is a Certified Public Accountant and a designated Chartered Property-Casualty Underwriter.

Vincent T. Donnelly has served as President and Chief Operating Officer of the Property and Casualty Group since February 1997. Mr. Donnelly served as Senior Vice President - Finance and Chief Actuary of the Property and Casualty Group from 1992 to 1997. Prior to joining the Property and Casualty Group, Mr. Donnelly served as Vice President and Corporate Actuary of Continental Insurance Company from 1987 to 1992 and as an actuary for American International Group from 1978 to 1987. Mr. Donnelly is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.

Stephen G. Tirney has served as President and Chief Operating Officer of PMA Re since 1997. Mr. Tirney served as Executive Vice President of PMA Re from 1993 to 1997, as Senior Vice President of PMA Re from 1989 to 1993 and has been an employee of PMA Re since 1976.

Ronald S. Austin was hired in 1997 as the President and Chief Operating Officer of Caliber One. From 1988 to 1997, Mr. Austin served as an officer and director of General Star Management Company, a member of the General Re Group.

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

Footnote number 20 on pages 85 through 87 of PMC's 1997 Annual Report to Shareholders is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 1997, 1996 and 1995, the Company sold shares of Class A Common Stock in connection with the exercise of employee stock options pursuant to the terms of the Company's stock option plans. In 1997, an aggregate of 162,248 shares were sold to fourteen officers and employees of the Company pursuant to such options at exercise prices ranging from $8.00 to $15.00 per share for an aggregate price of $1,424,349. Additionally, in 1997, the Company sold 1,000 shares to employees at $18.00 per share. In 1996, an aggregate of 97,150 shares were sold to five officers of the Company pursuant to such options at exercise prices ranging from $6.60 to $10.00 per share for an aggregate price of $806,000. In 1995, an aggregate of 205,199 shares were sold to six officers and employees of the Company pursuant to such options at exercise prices ranging from $6.60 to $11.50 per share for an aggregate price of $1,776,288. The Company believes that these sales were made pursuant to the exemption afforded by Section 4(2) of the Securities Act inasmuch as the sales were made to a limited number of sophisticated investors in transactions not involving a public offering.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Financial Data on pages 24 through 25 of PMC's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 51 of PMC's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14a below

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" under Item 4. Director information is incorporated by reference to the caption "Directors and Executive Officers" in the definitive proxy statement involving the election of directors and other matters (the "Proxy Statement") which PMC intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference to the caption "Compensation of Directors and Executive Officers" in the Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the caption "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
(a)(1) The following consolidated financial statements of PMC and its subsidiary companies, included on pages 52 through 88 of PMC's 1997 Annual Report to Shareholders, are incorporated herein by reference:

 .   Consolidated Balance Sheets at December 31, 1997 and 1996.

 .   Consolidated Statements of Operations for the years ended December 31, 1997,
    1996 and 1995.

 .   Consolidated Statements of Shareholders' Equity for the years ended December
    31, 1997, 1996 and 1995.

 .   Consolidated Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995.

 .   Notes to the Consolidated Financial Statements

 .   Report of Independent Accountants

(a)(2)  SCHEDULES SUPPORTING FINANCIAL STATEMENTS

Schedule No.                    Description                     Page
--------------                  -----------                     ----

     I          Summary of Investments - Other Than             S-1
                Investments in Related Parties at
                December 31, 1997

     II         Condensed Financial Information of            S-2 - S-4
                Registrant as of December 31, 1997 and
                1996 and for the years ended December 31,
                1997, 1996 and 1995

     III        Supplementary Insurance Information for the     S-5
                years ended December 31, 1997, 1996 and 1995

     IV         Reinsurance for the years ended December 31,    S-6
                1997, 1996 and 1995

     V          Valuation and Qualifying Accounts for the       S-7
                years ended December 31, 1997, 1996 and 1995

     VI         Supplementary Information Concerning            S-8
                Property & Casualty Insurance Operations
                for the years ended December 31, 1997, 1996
                and 1995

                Report of Independent Accountants               S-9


All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) See Exhibits listed on pages 38 through 39.


(b)   Reports on Form 8-K filed in the fourth quarter of 1997

      None.


                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE I
       SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997


                                                                                        Amount at
                                                                                     which shown in
Type of investment                                      Cost             Value       the balance sheet
------------------------------------------------------------------  ---------------  ----------------
(Dollar amounts in thousands)
Fixed maturities:
  Bonds:
    U.S. Treasury Securities and obligations of U.S.
      Government agencies                            $1,105,689       $1,119,566       $1,119,566
    Corporate debt securities                           675,218          687,671          687,671
    Mortgage-backed securities                          119,687          122,281          122,281
                                                   ---------------  ---------------  ----------------

    Total fixed maturities                            1,900,594        1,929,518        1,929,518
                                                   ---------------  ---------------  ----------------

Equity securities:
  Common Stocks:
    Industrial, miscellaneous and all other                   5               13               13
                                                   ---------------  ---------------  ----------------
    Total equity securities                                   5               13               13
                                                   ---------------  ---------------  ----------------

Short-term investments                                  265,207          265,207          265,207
                                                   ---------------  ---------------  ----------------

    Total investments                                $2,165,806       $2,194,738       $2,194,738
                                                    ==============   ==============   ===============


                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE II
                                BALANCE SHEETS
                             (PARENT COMPANY ONLY)



as of December 31 (in thousands, except share data)                         1997                   1996
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                      $    253               $   -
Investments in subsidiaries                                                632,680                584,608
Deferred tax asset, net                                                     29,163                 36,602
Related party receivables                                                    7,074                    727
Other assets                                                                22,545                 21,096
                                                                         ---------               --------
    Total assets                                                          $691,715               $643,033
                                                                         =========               ========

LIABILITIES
Long term debt                                                            $203,000               $204,571
Related party payables                                                         -                    1,605
Dividends payable to shareholders                                            2,008                  1,983
Other liabilities                                                            8,360                  9,046
                                                                         ---------               --------
    Total liabilities                                                      213,368                217,205
                                                                         ---------               --------

SHAREHOLDERS' EQUITY
Common stock, $5 par value (40,000,000 shares authorized;
  15,286,263 shares issued and 14,850,789 outstanding - 1997
  16,095,416 shares issued and 15,670,052 outstanding - 1996)               76,431                 80,477
Class A common stock, $5 par value (40,000,000 shares authorized;
  9,156,682 shares issued and 9,117,735 outstanding - 1997
  8,247,804 shares issued and 8,173,023 outstanding - 1996)                 45,783                 41,239
Additional paid-in capital - Class A common stock                              339                    -
Retained earnings                                                          343,368                336,921
Unrealized gain (loss) on investments of subsidiaries (net of
  deferred income taxes: 1997 - $(10,126); 1996 - $13,394)                  18,806                (24,874)
Notes receivable from officers                                                (198)                (1,162)
Treasury stock, at cost:
  Common stock (1997 - 435,474 shares; 1996 - 425,364  shares               (5,572)                (5,408)
  Class A common stock (1997 - 38,947 shares; 1996 - 74,781
  shares)                                                                     (610)                (1,365)
                                                                         ---------               --------
    Total shareholders' equity                                             478,347                425,828
                                                                         ---------               --------
    Total liabilities and shareholders' equity                            $691,715               $643,033
                                                                         =========               ========


These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE II
                           STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)



for the years ended December 31, (in thousands)                                       1997         1996        1995
--------------------------------------------------------------------------------------------------------------------
REVENUES:
Net investment income                                                              $    263    $     354   $    217
Net realized investment gains                                                           -             35          4
Management fees                                                                       8,977        5,974        350
Other related party income                                                             -             263      1,642
                                                                                   --------------------------------
   Total revenues                                                                     9,240        6,626      2,213
                                                                                   --------------------------------

EXPENSES:
General expenses                                                                      9,375        7,082      6,982
Interest expense                                                                     15,764       17,039     18,712
                                                                                   --------------------------------
   Total expenses                                                                    25,139       24,121     25,694
                                                                                   --------------------------------

Loss before income taxes and equity in earnings (losses) of subsidiaries            (15,899)     (17,495)   (23,481)

Benefit for income taxes                                                            (14,271)     (60,345)   (13,210)
                                                                                   --------------------------------

(Loss) income before equity in earnings (losses) of subsidiaries and
   extraordinary item                                                                (1,628)      42,850    (10,271)

Equity in earnings (losses) of subsidiaries                                          21,381     (178,184)    34,401
                                                                                   --------------------------------

Income (loss) before extraordinary item                                              19,753     (135,334)    24,130

Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $2,549)                                             (4,734)        -           -
                                                                                   --------------------------------

Net income (loss)                                                                  $ 15,019    $(135,334)  $ 24,130
                                                                                   ================================

These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE II
                           STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)



for the years ended December 31, (in thousands)                             1997        1996        1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $  15,019   $(135,334)  $  24,130
  Adjustments to reconcile net income to net cash flows provided by operating activities:
     Equity in (earnings) losses of subsidiaries                            (21,381)    178,184     (34,401)
     Net realized investment gains                                              -           (35)         (4)
     Provision (benefit) for deferred income taxes                            9,614     (19,822)      7,000
     Extraordinary loss from early extingusihment of debt                    (4,734)        -          -
     Dividends received from subsidiaries                                    22,500      53,634     103,213

     Other, net                                                               5,331     (33,283)    (20,384)
                                                                          ---------------------------------
  Net cash flows provided by operating activities                            26,349      43,344      79,554
                                                                          ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash contributions to subsidiaries                                        (11,000)    (50,000)    (61,000)
  Sales of fixed maturity investments, net                                     -             45       2,122
  Sales (purchases) of equity investments, net                                 -             70         (16)
                                                                          ---------------------------------
  Net cash flows used by investing activities                               (11,000)    (49,885)    (58,894)
                                                                          ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in related party receivables and payables                           (7,952)     10,863     (12,939)
  Proceeds from issuance of long-term debt                                  210,000      26,000     125,000
  Repayments of long-term debt                                             (211,571)    (25,000)   (125,000)
  Dividends paid to shareholders                                             (7,965)     (7,926)     (7,885)
  Proceeds from exercised stock options and
     issuance of Class A common stock                                           837         -           -
  Treasury stock transactions, net                                              591        (929)        480
  Repayments of notes receivable from officers                                  964       2,734         478
                                                                          ---------------------------------
  Net cash flows (used) provided by financing activities                    (15,096)      5,742     (19,866)
                                                                          ---------------------------------

  Net increase (decrease) in cash                                               253        (799)        794
  Cash January 1                                                                -           799           5
                                                                          ---------------------------------
  Cash December 31                                                              253   $     -     $     799
                                                                          =================================

These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                 SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION

                                        Future policy                                   Benefits,   Amortization
                            Deferred    benefits,                                       claims,     of deferred  Other
                            Policy      losses,                               Net       losses and    policy     oparting   Net
        (in thousands)      Acquistion  claims, and   Unearned   Premium    investment  settlement  acquisition  expenses premiums
                            Costs       lost expenses premiums   revenue    income(1)   expenses       costs       (2)    written
--------------------------- ----------- ------------- ---------- ---------- ----------- ----------- ----------- --------- ---------
 Year ended December 31, 1997:
The Property and Casualty
 Group                       $20,010     $1,353,917   $115,998   $212,348    $ 82,098   $ 193,530    $48,343    $57,206    $240,348
PMA Re                        25,278        622,484     95,457    163,603      52,270     113,931     45,158     11,982     177,934
Corporate and Other               -          26,786        -          -         2,330        (180)        -       5,951         -

--------------------------- ----------- ------------- ---------- ---------- ----------- ----------- ----------- --------- ---------

             Total           $45,288     $2,003,187   $211,455   $375,951    $136,698   $ 307,281    $93,501    $75,139    $418,282
=========================== =========== ============= ========== ========== =========== =========== =========== ========= =========

 Year ended December 31, 1996
The Property and Casualty
 Group                       $23,488     $1,501,897   $127,986   $268,601    $ 82,455   $ 424,900    $52,706    $86,003    $279,422
PMA Re                        20,518        589,175     77,996    151,974      48,676     111,937     37,586      8,344     164,053
Corporate and Other               -             -          -          -         2,805        (214)        -       3,509         -
--------------------------- ----------- ------------- ---------- ---------- ----------- ----------- ----------- --------- ---------

             Total           $44,006     $2,091,072   $205,982   $420,575    $133,936   $ 536,623    $90,292    $97,856    $443,475
======================================= ============= ========== ========== =========== =========== =========== ========= =========


 Year ended December 31, 1995
The Property and Casualty
 Group                       $20,747     $1,518,163   $124,988   $345,607    $ 92,275   $ 319,644    $53,420    $57,486    $337,116
PMA Re                        17,154        551,823     67,734    139,345      45,166     103,947     33,787      7,334     152,760

Corporate and Other               -             -          -          -         1,914      (1,013)        -      16,341         -

--------------------------- ----------- ------------- ---------- ---------- ----------- ----------- ----------- --------- ---------

             Total           $37,901     $2,069,986   $192,722   $484,952    $139,355   $ 422,578    $87,207    $81,161    $489,876
======================================= ============= ========== ========== =========== =========== =========== ========= =========


         (1)  Net investment income is based on each segment's invested assets.
         (2) Other operating expenses are allocated primarily on the specific identification basis. When indirect expenses cannot be directly related to a segment, these expenses are allocated depending on the nature of the expense.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE IV
                                  REINSURANCE

                                                                             ASSUMED
                                                              CEDED TO        FROM                         PERCENTAGE OF
                                                  DIRECT       OTHER          OTHER            NET         AMOUNT ASSUMED
(dollar amounts in thousands)                     AMOUNT      COMPANIES      COMPANIES       AMOUNT           TO NET
--------------------------------------          -----------  -----------   -------------   ------------   --------------

Year Ended December 31, 1997:
Premiums:
  Property and liability insurance              $277,871     $118,277       $216,357        $375,951          58%
                                                ===========  ===========   =============   ============   ==============

Year Ended December 31, 1996:
Premiums:
  Property and liability insurance              $299,386      $88,499       $209,688        $420,575          50%
                                                ===========  ===========   =============   ============   ==============

Year Ended December 31, 1995:
Premiums:
  Property and liability insurance              $370,590      $35,476       $149,838        $484,952          31%
                                                ===========  ===========   =============   ============   ==============

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE V
                       VALUATION AND QUALIFYING ACCOUNTS



                                                                                Deductions -
                                                 Balance at      Charged to     write-offs of         Balance at
                                                 beginning of    costs and      uncollectible           end of
               Description                         period        expenses          accounts             period
  -------------------------------------          -------------   ------------   -----------------   ----------------

  Year ended December 31, 1997:
  Allowance for uncollectible accounts:
          Uncollected premiums                       $18,877          -                  471             $18,406

  -------------------------------------          -------------   ------------   -----------------   ----------------

  Year ended December 31, 1996:
  Allowance for uncollectible accounts:
          Uncollected premiums                       $16,330      19,532              16,985             $18,877

  -------------------------------------          -------------   ------------   -----------------   ----------------

  Year ended December 31, 1995:
  Allowance for uncollectible accounts:
          Uncollected premiums                       $22,402          -                6,072             $16,330

  -------------------------------------          -------------   ------------   -----------------   ----------------


                    PENNSYLVANIA MANUFACTURERS CORPORATION
                                  SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------

                                                  Discounts
                                                  on Reserves
                                     Reserves     for Unpaid                                               Claim and claim
                                     for Unpaid   Claims and                                              adjustment expenses
                       Deferred      Claims and     Claim                                                 incurred related to
                       policy        Claim        Adjustment                               Net          ------------------------
Affiliation with       acquisition  Adjustment     Expenses    Unearned     Earned       Investment      Current       Prior
Registrant             costs         Expenses        (1)       Premiums     Premiums       Income          Year        Years(2)
---------------------- ----------- ------------  ----------   ----------   ----------    ----------     ----------     ---------

Consolidated property-
casualty subsidiaries



Year Ended

   December 31, 1997     $45,288   $2,033,187    $460,230     $211,455     $375,951      $134,368       $141,880       $(86,036)



Year Ended

  December 31, 1996       44,086    2,091,072     514,248      205,982      420,979       131,130        323,069        156,074



Year Ended

  December 31, 1995       37,901    2,069,986     581,025      192,722      484,952       137,441        157,787         51,491

---------------------- ----------- ------------  ----------   ----------   ----------    ----------     ----------     ---------

                             Amortization of
                             deferred policy        Paid claims and        Net Premium
                             acquisition costs    adjustment expenses       Written
                             -----------------    -------------------      ----------
Year Ended
   December 31, 1997            93,501               470,874                418,282

Year Ended
  December 31, 1996             90,292               510,620                443,475

Year Ended
  December 31, 1995             87,207               469,942                489,876
                             -----------------    -------------------      ----------


(1) - Workers' compensation reserves discounted at approximately 5%.
(2) - Excludes accretion of less reserve discount of $51,407, $857,480 and $13,300 in 1997, 1996 and 1995, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Pennsylvania Manufacturers Corporation:


Our report on the consolidated financial statements of Pennsylvania Manufacturers Corporation has been incorporated by reference in this Form 10-K from page 88 of the 1997 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 37 of this Form 10-K.

In our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 6, 1998

EXHIBITS

Exhibit No.        Description of Exhibit

(3)               Article of incorportion and bylaws:

  *3.1            Amended and Restated Artilce of Incorporation of the Company.

  *3.2            Amended and Restated Bylaws of the Company.

(10)              Material contracts:

  *10.1           Employment Agreement dated April 1, 1995 between the Company and
                  Frederick W. Anton III.

  *10.2           Employment Agreement dated May 1, 1995 between the Company and
                  John W. Smithson.

  *10.3           The PMC EDC Plan Trust Agreement dated as of 1994.

  *10.4           The PMC Supplemental Executive Retirement Plan (SERP) dated July
                  1995.

  *10.5           The Company's Amended and Restated 1987 Incentive Stock Option
                  Plan

  *10.6           The Company's Amended and Restated 1991 Equity Incentive Plan.

  *10.7           The Company's Amended and Restated 1993 Equity Incentive Plan.

  *10.8           The Company's Amended and Restated 1994 Equity Incentive Plan.

  *10.9           The Company's 1995 Equity Incentive Plan.

  *10.10          The Company's 1996 Equity Incentive Plan.

  *10.11          Federal Tax Allocation Agreement.

  *10.12          Office lease between Nine Penn Center Associates, L.P., as
                  Landlord, and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia,
                  Pennsylvania, dated May 26, 1994.

  *10.13 Credit Agreement dated as of March 14, 1997 by and among the Company, The Bank of New York, First Union National Bank of
                  North Carolina, Fleet National Bank, PNC Bank, National
                  Association, Mellon Bank, N.A., CoreStates Bank, N.A. and
                  Dresdener Bank AG, New York Branch and Grand Cayman Branch.

  *10.14          Master Agreement dated as of February 7, 1997 between the
                  Company and First Union National Bank of North Carolina.

  *10.15 First Amended and Restated Letter of Credit Agreement by and among the Company, the Bank of New York, Mellon Bank, N.A.,
                  Fleet Bank, National Association, PNC Bank, National Association and First Union Bank of North Carolina.

   10.16          Amendment No. 1 to Tax Allocation Agreement dated January 7,
                  1998.

   10.17          Caliber One Indemnity Company Purchase Agreement dated December
                  15, 1997.



(11)              Statement regarding computation of per share earnings.

(13) PMC's 1997 Annual Report to Shareholders only those portions thereof which are expressly incorporated by reference in PMC's
                  Annual report on Form 10-K for 1997, are "filed" as part of this Annual Report on Form 10-K

(21)              Subsidiaries of the Company.

(23)              Consents of experts and counsel

(27)              Financial Data Schedule.


* Incorporated by reference to initial filing of Registrant's Registration Statement on Form 10, filed June 26, 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PENNSYLVANIA MANUFACTURERS
                              CORPORATION

Date:   March 23, 1998        By: /s/ John W. Smithson
        --------------        ------------------------

                                John W. Smithson, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                          Date
---------                                    -----                                          ----
 /s/ Frederick W. Anton III
_________________________                    Chairman of the Board and                       March 23, 1998
Frederick W. Anton III                       a Director

/s/ John W. Smithson
_________________________                    President, Chief Executive                      March 23, 1998
John W. Smithson                             Officer and a Director

/s/ Francis W. McDonnell
_________________________                    Senior Vice President, Chief                    March 23, 1998
Francis W. McDonnell                         Financial Officer and
                                             Treasurer (principal financial
                                             and accounting officer)


_________________________                    Director                                        March __, 1998
Paul I Detwiler, Jr.

/s/ Joseph H. Foster
_________________________                    Director                                        March 23, 1998
Joseph H. Foster

/s/ Anne S. Genter
_________________________                    Director                                        March 23, 1998
Anne S. Genter

/s/ James F. Malone III
_________________________                    Director                                        March 23, 1998
James F. Malone III

/s/ A. John May
_________________________                    Director                                        March 23, 1998
A. John May

/s/ Louis N. McCarter III
_________________________                    Director                                        March 23, 1998
Louis N. McCarter III




Signature                                    Title                                           Date
---------                                    -----                                           ----
/s/ John W. Miller, Jr.
_________________________                    Director                                        March 23, 1998
John W. Miller, Jr.

/s/ Edward H. Owlett
_________________________                    Director                                        March 23, 1998
Edward H. Owlett

/s/ Louis I. Pollock
_________________________                    Director                                        March 23, 1998
Louis I. Pollock


_________________________                    Director                                        March __, 1998
Roderic H. Ross

 /s/ L.J. Rowell, Jr.
_________________________                    Director                                        March 23, 1998
L.J. Rowell, Jr.


EXHIBITS


Exhibit No.       Description of Exhibit

(3)               Articles of incorporation and bylaws:

  *3.1            Amended and Restated Articles of Incorporation of the Company.

  *3.2            Amended and Restated Bylaws of the Company.

(10)              Material contracts:

  *10.1           Employment Agreement dated April 1, 1995 between the Company and
                  Frederick W. Anton III.

  *10.2           Employment Agreement dated May 1, 1995 between the Company and
                  John W. Smithson.

  *10.3           The PMC EDC Plan Trust Agreement dated as of 1994.

  *10.4           The PMC Supplemental Executive Retirement Plan (SERP) dated July
                  1995.

  *10.5           The Company's Amended and Restated 1987 Incentive Stock Option
                  Plan

  *10.6           The Company's Amended and Restated 1991 Equity Incentive Plan.

  *10.7           The Company's Amended and Restated 1993 Equity Incentive Plan.

  *10.8           The Company's Amended and Restated 1994 Equity Incentive Plan.

  *10.9           The Company's 1995 Equity Incentive Plan.

  *10.10          The Company's 1996 Equity Incentive Plan.

  *10.11          Federal Tax Allocation Agreement.

  *10.12          Office lease between Nine Penn Center Associates, L.P., as
                  Landlord, and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia,
                  Pennsylvania, dated May 26, 1994.

  *10.13 Credit Agreement dated as of March 14, 1997 by and among the Company, The Bank of New York, First Union National Bank of
                  North Carolina, Fleet National Bank, PNC Bank, National
                  Association, Mellon Bank, N.A., CoreStates Bank, N.A. and
                  Dresdener Bank AG, New York Branch and Grand Cayman Branch.

  *10.14          Master Agreement dated as of February 7, 1997 between the
                  Company and First Union National Bank of North Carolina.

  *10.15 First Amended and Restated Letter of Credit Agreement by and among the Company, the Bank of New York, Mellon Bank, N.A.,
                  Fleet Bank, National Association, PNC Bank, National Association and First Union Bank of North Carolina.

   10.16          Amendment No. 1 to Tax Allocation Agreement dated January 7,
                  1998.

   10.17          Caliber One Indemnity Company Purchase Agreement dated December
                  15, 1997.



(11)              Statement regarding computation of per share earnings.

(13) PMC's 1997 Annual Report to Shareholders only those portions thereof which are expressly incorporated by reference in PMC's
                  Annual report on Form 10-K for 1997, are "filed" as part of this Annual Report on Form 10-K

(21)              Subsidiaries of the Company.

(23)              Consents of experts and counsel

(27)              Financial Data Schedule.


* Incorporated by reference to initial filing of Registrant's Registration Statement on Form 10, filed June 26, 1997.