Form 10-Q
period 1998-03-31
PENNSYLVANIA MANUFACTURERS CORP
filed 1998-05-15
CIK 1041665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                       Commission File Number  000-22761

                     Pennsylvania Manufacturers Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                               23-2217932
       -------------------------------                    ----------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

             The PMA Building
            380 Sentry Parkway
          Blue Bell, Pennsylvania                         19422-2328
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (215) 665-5046
                                                           --------------

          Securities to be registered pursuant to Section 12(b): None

       Securities to be registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $5.00 per share
                -----------------------------------------------
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

There were 14,459,672 shares outstanding of the registrant's Common Stock, $5 par value per share, and 9,253,263 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on March 31, 1998.

                                     INDEX

--------------------------------------------------------------------------------

                                                                         Page

Part I.   Financial Information

Item 1.   Financial statements

          Consolidated statements of operations for the three months
          ended March 31, 1998 (unaudited)  and 1997 (unaudited)           1

          Consolidated balance sheets as of March 31, 1998 (unaudited)
          and December 31, 1997                                            2

          Consolidated statements of comprehensive income for the three
          months ended March 31, 1998 (unaudited) and 1997 (unaudited)     3

          Consolidated statements of cash flows for three months ended
          March 31, 1998 (unaudited) and 1997 (unaudited)                  4

          Notes to the consolidated financial statements (unaudited)       5

Item 2.   Management's discussion and analysis of financial condition
          and results of operations                                        8

Part II.  Other Information

Item 6.   Exhibits and reports on Form 8-K                                21

Part 1. Item 1

                     Pennsylvania Manufacturers Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
(dollar amounts in thousands, except per share data)                                         1998                    1997
                                                                                           --------                --------
Revenues:
  Net premiums written                                                                     $156,186                $151,279
  Change in net unearned premiums                                                           (46,484)                (41,932)
  Change in accrued retrospective premiums                                                   (2,780)                 (1,397)
                                                                                           --------                --------
   Net premiums earned                                                                      106,922                 107,950
  Net investment income                                                                      32,515                  35,847
  Net realized investment gains (losses)                                                      7,514                  (1,251)
  Service revenues                                                                            2,435                   2,548
                                                                                           --------                --------
   Total revenues                                                                           149,386                 145,094
                                                                                           --------                --------

Losses and expenses:
  Losses and loss adjustment expenses                                                        84,857                  94,904
  Acquisition expenses                                                                       22,703                  18,339
  Operating expenses                                                                         19,467                  16,942
  Dividends to policyholders                                                                  3,917                   3,257
  Interest expense                                                                            3,701                   4,334
                                                                                           --------                --------
   Total losses and expenses                                                                134,645                 137,776
                                                                                           --------                --------

  Income before income taxes and
     extraordinary item                                                                      14,741                   7,318
                                                                                           --------                --------

Provision (benefit) for income taxes:
  Current                                                                                       210                    (353)
  Deferred                                                                                    2,443                   2,914
                                                                                           --------                --------
  Total                                                                                       2,653                   2,561
                                                                                           --------                --------

  Income before extraordinary item                                                           12,088                   4,757

  Extraordinary loss from early
    extinguishment of debt (net of income
    tax benefit of $2,549)                                                                       --                  (4,734)
                                                                                           --------                --------
Net income                                                                                 $ 12,088                $     23
                                                                                           ========                ========

Earnings per basic and diluted share
  Basic:
   Earnings before extraordinary item                                                      $   0.51                $   0.20
   Extraordinary item                                                                            --                   (0.20)
                                                                                           --------                --------
  Net earnings                                                                             $   0.51                $     --
                                                                                           ========                ========

  Diluted:
   Earnings before extraordinary item                                                      $   0.49                $   0.19
   Extraordinary item                                                                            --                   (0.19)
                                                                                           --------                --------
  Net earnings                                                                             $   0.49                $     --
                                                                                           ========                ========

       See accompanying notes to the consolidated financial statements.

                     Pennsylvania Manufacturers Corporation
                          Consolidated Balance Sheets

                                                                                            (Unaudited)
                                                                                             March 31,      December 31,
(dollar amounts in thousands, except share data)                                                1998            1997
                                                                                             ----------     ------------
Assets
  Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost:  1998 - $1,961,904; 1997 - $1,900,594)                                  $1,984,800     $1,929,518
  Equity securities, at fair value (cost: 1998 - $5; 1997 - $5)                                      14             13
  Short-term investments, at amortized cost which approximates fair value                       189,267        265,207
                                                                                             ----------     ----------
          Total investments                                                                   2,174,081      2,194,738

  Cash                                                                                            2,267         32,148
  Investment income due and accrued                                                              26,845         23,818
  Uncollected premiums (net of allowance for uncollectible accounts:
    1998 - $18,493; 1997 - $18,406)                                                             310,558        252,425
  Reinsurance receivables (net of allowance for uncollectible reinsurance:
    1998 - $2,096; 1997 - $2,096)                                                               354,113        332,406
  Property and equipment (net of accumulated depreciation:
    1998 - $43,841; 1997 - $42,771)                                                              38,135         38,621
  Deferred income taxes, net                                                                     70,058         70,391
  Deferred acquisition costs                                                                     56,562         45,288
  Other assets                                                                                   70,861         67,423
                                                                                             ----------     ----------
          Total assets                                                                       $3,103,480     $3,057,258
                                                                                             ==========     ==========

Liabilities
  Unpaid losses and loss adjustment expenses                                                 $1,989,115     $2,003,187
  Unearned premiums                                                                             261,045        211,455
  Long-term debt                                                                                203,000        203,000
  Dividends to policyholders                                                                      9,317         10,200
  Funds held under reinsurance treaties                                                          73,452         69,545
  Taxes, licenses and fees, and other expenses                                                   45,842         49,410
  Other liabilities                                                                              42,216         32,114
                                                                                             ----------     ----------
          Total liabilities                                                                   2,623,987      2,578,911
                                                                                             ----------     ----------

Shareholders' Equity
  Common stock, $5 par value (40,000,000 shares authorized;
    14,895,146 shares issued and 14,459,672 outstanding - 1998;
    15,286,263 shares issued and 14,850,789 outstanding - 1997)                                  74,476         76,431
  Class A common stock, $5 par value (40,000,000 shares authorized;
    9,547,799 shares issued and 9,253,263 outstanding - 1998;
    9,156,682 shares issued and 9,117,735 outstanding - 1997)                                    47,738         45,783
  Additional paid-in capital - Class A common stock                                                 339            339
  Retained earnings                                                                             353,053        343,368
  Unrealized gain on investments available for sale
    (net of deferred income taxes: ($8,017) and ($10,126))                                       14,888         18,806
  Notes receivable from officers                                                                   (198)          (198)
  Treasury stock, at cost:
    Common stock (shares: 435,474 - 1998 and 435,474 - 1997)                                     (5,572)        (5,572)
    Class A common stock (shares: 294,536 - 1998 and 38,947 - 1997)                              (5,231)          (610)
                                                                                             ----------     ----------
          Total shareholders' equity                                                            479,493        478,347
                                                                                             ----------     ----------
          Total liabilities and shareholders' equity                                         $3,103,480     $3,057,258
                                                                                             ==========     ==========

       See accompanying notes to the consolidated financial statements.

                     Pennsylvania Manufacturers Corporation
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                                                                   Three Months Ended
                                                                                                       March 31,
(dollar amounts in thousands)
                                                                                              1998                     1997
                                                                                             -------                 --------
Net income                                                                                   $12,088                 $     23
                                                                                             -------                 --------

Other comprehensive income, net of tax:
  Unrealized losses on securities:
    Holding gains (losses) arising during the period                                              966                  (38,867)
    Less:  reclassification adjustment for (gains) losses included in net
          income                                                                              (4,884)                     813
                                                                                             -------                 --------

Other comprehensive loss                                                                      (3,918)                 (38,054)
                                                                                             -------                 --------

Comprehensive income (loss)                                                                  $ 8,170                 $(38,031)
                                                                                             =======                 ========


       See accompanying notes to the consolidated financial statements.

                     Pennsylvania Manufacturers Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
(dollar amounts in thousands)
                                                                                           1998        1997
                                                                                        ----------  ----------
Cash flows from operating activities:
 Net income                                                                             $  12,088   $      23
 Adjustments to reconcile net income to net cash flows used by operating activities:
  Depreciation                                                                              1,373       1,367
  (Accretion) amortization                                                                   (431)      1,469
  Provision for deferred income taxes                                                       2,443       2,914
  Extraordinary loss from early extinguishment of debt                                         --      (4,734)
  Net realized investment (gains) losses                                                   (7,514)      1,251
  Change in uncollected premiums and unearned premiums, net                                (8,543)       (289)
  Change in dividends to policyholders                                                       (883)       (424)
  Change in reinsurance receivables                                                       (21,707)    (19,994)
  Change in unpaid losses and loss adjustment expenses                                    (14,072)     (5,340)
  Change in investment income due and accrued                                              (3,027)     (6,256)
  Other, net                                                                               (4,312)    (15,126)
                                                                                        ---------   ---------
Net cash flows used by operating activities                                               (44,585)    (45,139)
                                                                                        ---------   ---------

Cash flows from investing activities:
 Fixed maturity investments available for sale:
  Purchases                                                                              (461,925)   (534,318)
  Maturities or calls                                                                      41,154      23,839
  Sales                                                                                   367,404     473,116
 Net sales of short-term investments                                                       75,940      93,617
 Net purchases of furniture and equipment                                                    (887)       (987)
                                                                                        ---------   ---------
Net cash flows provided by investing activities                                            21,686      55,267
                                                                                        ---------   ---------

Cash flows from financing activities:
 Dividends paid to shareholders                                                            (2,008)     (1,991)
 Proceeds from long-term debt                                                                  --     195,998
 Repayments of long-term debt                                                                  --    (197,465)
 Repayments of notes receivable from officers                                                  --         137
 Treasury stock transactions, net                                                          (4,974)          3
                                                                                        ---------   ---------
Net cash flows used by financing activities                                                (6,982)     (3,318)
                                                                                        ---------   ---------

Net (decrease) increase in cash                                                           (29,881)      6,810
Cash January 1                                                                             32,148       7,176
                                                                                        ---------   ---------
Cash March 31                                                                           $   2,267   $  13,986
                                                                                        =========   =========


Supplementary cash flow information:
  Cash received for income taxes                                                        $      --   $  (2,900)
  Cash paid for interest                                                                $   3,316   $   7,913

                     Pennsylvania Manufacturers Corporation

                 Notes to the Consolidated Financial Statements

         (dollar amounts in thousands except share and per share data)

1.  General

The accompanying consolidated financial statements include the accounts of Pennsylvania Manufacturers Corporation (PMC) and its wholly and majority owned subsidiaries (the Company). PMC is an insurance holding company that sells property and casualty reinsurance and insurance through its insurance subsidiaries. PMC's insurance subsidiaries are domiciled in Pennsylvania, except for its newly established excess and surplus lines writer which is domiciled in Delaware, and certain foreign subsidiaries.

Reinsurance -- PMC's reinsurance subsidiary, PMA Reinsurance Corporation (PMA
Re), emphasizes risk-exposed, excess of loss reinsurance and operates in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

Workers' Compensation and Primary Standard Insurance -- PMC's property and casualty insurance subsidiaries (the Property and Casualty Group) write workers' compensation and other standard lines of commercial insurance primarily in the Mid-Atlantic and Southern regions of the U.S.

Specialty Property and Casualty -- In January of 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. It is management's intention that Caliber One will write primarily casualty business through wholesale surplus lines brokers on a nationwide basis. Caliber One's excess and surplus lines insurance subsidiary, Caliber One Indemnity Company, is presently authorized as a surplus lines carrier in 33 states, Washington, DC, and Puerto Rico, with applications either pending or being prepared for the remaining states.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation. Additionally, net premiums written were adjusted to include $2.8 million and $1.4 million for the three months ended March 31, 1998 and 1997, respectively, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. This adjustment was made for presentation purposes only and does not impact the Company's reported revenues, financial position or results of operations as these adjustments have no effect on net premiums earned.

Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the December 31, 1997, audited consolidated financial statements and footnotes thereto included in PMC's Annual Report to Shareholders and incorporated by reference in Form 10-K.

2.  Per Share Data

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and Related Interpretations, and which the Company adopted during 1997. In accordance with SFAS No. 128, all prior period data presented has been restated to conform with the provisions of this statement. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerators and denominators used in the basic earnings per share calculation to the numerators and denominators used in the diluted earnings per share calculation. Such reconciliation is provided below:

                                                       March 31,
                                                1998               1997
                                            -----------         -----------
Numerator:
Control number - income
  before extraordinary item..............   $    12,088         $     4,757

Denominator:
Basic shares - weighted average
  common and Class A common
  shares outstanding                         23,850,631          23,836,878

Dilutive stock options...................       731,704             738,489
                                            -----------         -----------
Total diluted shares.....................    24,582,335          24,575,367
                                            ===========         ===========

Basic earnings per share: For the three months ended March 31, 1998 and 1997, basic earnings per share was based upon the weighted average number of common and Class A common shares outstanding for the period.

Diluted earnings per share: For the three months ended March 31, 1998 and 1997, diluted earnings per share was based upon the weighted average number of common and Class A common shares outstanding during the year and the assumed exercise price of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A common stock.

3.  Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $4,884 (after income taxes of $2,630) for the three months ended March 31, 1998 and net realized investment losses of $813 (after income taxes of $438) for the three months ended March 31, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information from 1997 for comparability, primarily related to certain corporate expenses which were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3, which is effective for fiscal years beginning after December 15, 1998, provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, and such increase may be material. The impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis and other statements made throughout this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expected by the Company. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the ability of the Company to conduct its business; competitive or regulatory changes that affect the cost of or demand for the Company's products; the effect of changes in workers' compensation statutes and the administration thereof; the Company's ability to predict and effectively manage claims related to insurance and reinsurance policies; reliance on key management; adequacy of claim liabilities; adequacy and collectibility of reinsurance purchased by the Company; and natural disasters. Investors should not place undue reliance on any such forward-looking statements.

  Results of Operations

The table below presents the major components of net income for the three months ended March 31, 1998 and 1997:

              (dollar amounts in thousands, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1998                  1997
----------------------------------------------------------------------------------------------------
Pre-tax operating income (1)                                           $ 7,227               $ 8,569
Net realized investment gains (losses)                                   7,514                (1,251)
                                                                       -------               -------
Income before income taxes and
  extraordinary item                                                    14,741                 7,318
Provision for income taxes                                               2,653                 2,561
                                                                       -------               -------
Income before extraordinary item                                        12,088                 4,757
Extraordinary item, net of related taxes                                    --                (4,734)
                                                                       -------               -------
Net income                                                             $12,088               $    23
                                                                       =======               =======

Per Basic Share:
Income before extraordinary loss                                       $  0.51               $  0.20
Extraordinary loss                                                          --                 (0.20)
                                                                       -------               -------
Net income                                                             $  0.51               $    --
                                                                       =======               =======

Per Diluted Share:
Income before extraordinary loss                                       $  0.49               $  0.19
Extraordinary loss                                                          --                 (0.19)
                                                                       -------               -------
Net income                                                             $  0.49               $    --
                                                                       =======               =======

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, but excluding net realized investment gains (losses).

The following table indicates the Company's pre-tax operating income by principal business segment for the three months ended March 31, 1998 and 1997:

                         (dollar amounts in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1998                  1997
----------------------------------------------------------------------------------------------------
PMA Re                                                                 $11,372               $13,358
The Property and Casualty Group                                          2,736                 1,422
Caliber One                                                               (389)                   --
Corporate and Other                                                     (2,791)               (1,877)
                                                                       -------               -------
Pre-tax operating income before interest expense                        10,928                12,903
Interest expense                                                         3,701                 4,334
                                                                       -------               -------
Pre-tax operating income                                               $ 7,227               $ 8,569
                                                                       =======               =======

The following table indicates the Company's total assets by principal business segment at March 31, 1998 and December 31, 1997:

                         (dollar amounts in thousands)

                                                                              March 31 ,        December 31,
                                                                                  1998             1997/(1)/
------------------------------------------------------------------------------------------------------------
PMA Re                                                                       $1,169,538          $1,128,635
The Property and Casualty Group                                               1,880,335           1,869,333
Caliber One                                                                      62,088              64,302
Corporate and Other                                                              (8,481)             (5,012)
                                                                             ----------          ----------
Total assets                                                                 $3,103,480          $3,057,258
                                                                             ==========          ==========

(1) Total assets by business segment have been reclassified for 1997 to reflect the changes related to the implementation of SFAS No. 131 (see Note 3 to the Consolidated Financial Statements for further discussion).

On a consolidated basis, the Company reported pre-tax operating income of $7.2 million for the three months ended March 31, 1998, compared to $8.6 million for the three months ended March 31, 1997. The decrease in pre-tax operating income for the three months ended March 31, 1998, in comparison to the same period in 1997 was primarily due to decreased operating income at PMA Re and Corporate and Other, partially offset by increased operating income generated by the Property and Casualty Group in the first quarter of 1998. In addition, Caliber One had a pre-tax operating loss of $389,000 related to the commencement of its operations. The decrease in operating income at PMA Re was mainly related to higher acquisition costs. Also, PMA Re's operating results in the first quarter of 1998, as compared to the first quarter of 1997, were impacted by the timing of certain expenses, which impacted the first quarter of 1998, but not the first quarter of 1997. These expenses were associated with the restructuring of its outbound reinsurance program and the implementation of certain compensation plans, both of which occurred in the second half of 1997. The higher operating loss at Corporate and Other was primarily due to increased corporate expenses, mainly compensation related, during the first quarter of 1998 compared to 1997. The increase in operating income for the Property and Casualty Group was due to lower losses and expenses recorded in the first quarter of 1998 compared to 1997 as a result of the restructuring efforts made during 1997.

Interest expense decreased $633,000 for the three months ended March 31, 1998, compared to the same period in 1997 due to the March 1997 refinancing of the Company's debt with a new $235.0 million revolving credit facility.

Net income on a consolidated basis, before extraordinary item, was $12.1 million, or $0.51 per basic share and $0.49 per diluted share, for the three months ended March 31, 1998, compared to $4.8 million, or $0.20 per basic share and $0.19 per diluted share, for the three months ended March 31, 1997. On March 14, 1997, the Company refinanced substantially all of its outstanding credit agreements not already maturing in 1997. In connection with this refinancing, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.7 million, or $0.20 per basic share and $0.19 per diluted share, net of tax.

   PMA Re Results of Operations

Summarized financial results of PMA Re for the three months ended March 31, 1998 and 1997, are as follows:

                         (dollar amounts in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1998        1997
-----------------------------------------------------------------------
Net premiums written                                $70,819     $59,490
                                                    =======     =======

Net premiums earned                                 $46,098     $39,296
Net investment income                                13,500      13,154
                                                    -------     -------
Operating revenues                                   59,598      52,450
                                                    -------     -------

Losses and LAE incurred                              32,814      29,845
Acquisition and operating expenses                   15,412       9,247
                                                    -------     -------
Total losses and expenses                            48,226      39,092
                                                    -------     -------

Pre-tax operating income                            $11,372     $13,358
                                                    =======     =======

GAAP loss ratio                                        71.2%       75.9%
GAAP combined ratio                                   104.6%       99.4%
SAP loss ratio                                         71.0%       75.9%
SAP combined ratio                                    102.9%      103.8%


   Premium Revenues

The following table indicates PMA Re's gross and net premiums written by major category of business:

                         (dollar amounts in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1998        1997
-----------------------------------------------------------------------
Gross premiums written:
  Casualty lines                                    $60,804     $50,428
  Property lines                                     25,911      23,766
  Other lines                                           394         453
                                                    -------     -------
Total                                               $87,109     $74,647
                                                    =======     =======

Net premiums written:
  Casualty lines                                    $48,421     $42,750
  Property lines                                     22,004      16,287
  Other lines                                           394         453
                                                    -------     -------
Total                                               $70,819     $59,490
                                                    =======     =======

Gross premiums written increased $12.5 million, or 16.7%, in the first quarter of 1998 compared to the first quarter of 1997. Net premiums written increased $11.3 million, or 19.0%, for the three months ended March 31, 1998, compared to the same period ended March 31, 1997. The main reasons for these increases were increased participations on reinsurance treaties and new programs with existing clients, as well as contracts with new clients. These increases were partially offset by the trend toward large ceding companies increasing their retentions, which decreases PMA Re's subject premium, and highly competitive conditions in the U.S. reinsurance market, which caused PMA Re to non-renew certain accounts due to inadequate rates and/or other underwriting concerns.

Gross premiums written increased $10.4 million, or 20.6%, and $2.1 million, or 9.0%, for casualty lines and property lines, respectively. Net premiums written for casualty lines and property lines increased $5.7 million, or 13.3%, and $5.7 million, or 35.1%, respectively, compared to the first quarter of 1997. PMA Re made changes to its retrocessional program in the second half of 1997 and in 1998 which reduced the amount of premiums ceded to retrocessionaires in the first quarter of 1998 and also impacted the Acquisition Expense Ratio in 1998 (see below for further discussion). Net premiums earned for PMA Re increased $6.8 million, or 17.3%, for the three months ended March 31, 1998, compared to the same period in 1997, consistent with the increases in gross and net premiums written mentioned above. Net premiums earned generally follow growth patterns similar to net premiums written factoring in an earnings lag.

   Losses and Expenses

The following table reflects the components of PMA Re's combined ratios, as computed on a GAAP basis:

                                                    Three Months Ended
                                                         March 31,
                                                     1998        1997
----------------------------------------------------------------------
Loss ratio                                           71.2%      75.9%
                                                    -----       ----
Expense ratio:
  Acquisition expenses                               26.0%      19.0%
  Operating expenses                                  7.4%       4.5%
                                                    -----       ----
Total expense ratio                                  33.4%      23.5%
                                                    -----       ----
Combined ratio - GAAP (1)                           104.6%      99.4%
                                                    =====       ====

(1) The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses (LAE), plus acquisition expenses, plus operating expenses, plus policyholders' dividends (where applicable), all divided by net premiums earned.

PMA Re's loss ratio decreased 4.7 points for the three months ended March 31, 1998, compared to the same period in 1997. This decrease primarily relates to changes in the mix of business toward proportionately more contracts with ceding commissions plus additional favorable development of unpaid losses and LAE recorded in the first quarter of 1998 compared to 1997. For contracts written on a pro rata basis and other contracts containing ceding commissions, premiums tend to be higher relative to the losses when compared to contracts that do not contain ceding commissions. Over the past year, PMA Re has written more contracts containing ceding commissions, which has contributed to the decrease in the loss ratio. For such contracts, PMA Re pays the ceding company a commission, but in return, PMA Re receives a higher proportion of the subject premium. PMA Re recorded net favorable development on prior years' unpaid losses and LAE of $4.0 million in the first quarter of 1998 compared to none in the first quarter of 1997.

The ratio of acquisition expenses to net premiums earned (the "Acquisition Expense Ratio") increased 7.0 points for the three months ended March 31, 1998, compared to the same period in 1997. Acquisition costs for gross premiums written began increasing during 1997 and into 1998 due to the competitive market conditions and the change in the mix of business toward more contracts with ceding commissions as discussed above. The impact of these increases was more significant for the first quarter of 1998 as compared to the 1997 period due to the deferral and amortization of the acquisition costs over the contract periods. Additionally, the Acquisition Expense Ratio was negatively impacted by changes PMA Re made to its retrocessional program in the second half of 1997 and in 1998, which reduced the commissions received from retrocessionaires in the first quarter of 1998.

The ratio of operating expenses to net premiums earned increased 2.9 points for the three months ended March 31, 1998, compared to the same period in 1997. The increase is attributable to increases in operating expenses in connection with the addition of staff associated with higher activity levels. PMA Re has increased staffing by approximately 15% from the first quarter of 1997 to the first quarter of 1998. Additionally, PMA Re implemented a new management incentive compensation plan in the second quarter of 1997 that has increased expenses for 1998 compared to the first quarter of 1997.

PMA Re incurred costs amounting to approximately $125,000 related to the Year 2000 Project ("Year 2000 Project"). Management expects that PMA Re will incur approximately $600,000 in 1998 related to the Year 2000 Project and that such project will be completed in 1998 (see "Liquidity and Capital Resources" for further discussion).

   Net Investment Income

Net investment income increased $346,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase primarily relates to an increase in average invested assets. The invested asset balance increased $44.9 million to $913.9 million at March 31, 1998 compared to $869.0 million at March 31, 1997.

   The Property and Casualty Group Results of Operations

Run-off operations ("Run-off Operations") of the Property and Casualty Group are comprised of Mid-Atlantic States Casualty Company, PMA Insurance, Cayman Limited and PMA Life Insurance Company and have been established internally to reinsure certain obligations primarily associated with workers' compensation claims written by Pennsylvania Manufacturers' Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company (the "Pooled Companies") for the years 1991 and prior for statutory accounting purposes. Excluding the Run-Off Operations, the Property and Casualty Group is comprised of the Pooled Companies, PMA Management Corp., and Pennsylvania Manufacturers International Insurance, Limited. The Run-off Operations have been segregated into separate legal entities and substantially all of the assets of the Run-off Operations are held in trust for the benefit of the Pooled Companies.

Net premiums written for the Property and Casualty Group were adjusted to include $2.8 million and $1.4 million for the three months ended March 31, 1998 and 1997, respectively, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. This adjustment was made for presentation purposes only and does not impact the Property and Casualty Group's reported revenues, financial position or results of operations as these adjustments have no effect on net premiums earned. Summarized financial results of the Property and Casualty Group for the three months ended March 31, 1998 and 1997, are as follows:

                         (dollar amounts in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1998        1997
-----------------------------------------------------------------------
Net premiums written:
  Workers' compensation                             $67,501     $62,952
  Commercial Lines                                   17,654      28,837
                                                    -------     -------
     Total                                          $85,155     $91,789
                                                    =======     =======
Net premiums earned:
  Workers' compensation                             $44,313     $49,718
  Commercial Lines                                   16,485      18,936
                                                    -------     -------
     Total                                          $60,798     $68,654
                                                    -------     -------
Net investment income:
  Excluding Run-off Operations                       12,710      14,615
  Run-off Operations                                  5,839       7,513
                                                    -------     -------
     Total                                           18,549      22,128
Service revenues                                      2,435       2,548
                                                    -------     -------
Operating revenues                                   81,782      93,330
                                                    -------     -------

                                                     Three Months Ended
                                                          March 31,
                                                      1998        1997
-----------------------------------------------------------------------
Losses and LAE incurred:
  Excluding Run-off Operations                       47,206      56,983
  Run-off Operations                                  4,896       8,108
                                                    -------     -------
     Total                                           52,102      65,091
                                                    -------     -------
Acquisition and operating expenses:
  Excluding Run-off Operations                       22,219      22,767
  Run-off Operations                                    808         793
                                                    -------     -------
     Total                                           23,027      23,560
                                                    -------     -------
Policyholders' dividends                              3,917       3,257
                                                    -------     -------
Total losses and expenses                            79,046      91,908
                                                    -------     -------

Pre-tax operating income                            $ 2,736     $ 1,422
                                                    =======     =======

GAAP loss ratio                                        85.7%       94.8%
GAAP combined ratio                                   126.2%      130.5%
SAP loss ratio (1)                                     77.4%       85.3%
SAP combined ratio (1)                                109.7%      115.9%

(1) The SAP loss and combined ratios above relate to the Pooled Companies only and do not include the results of the statutory entities within the Run-Off Operations.

   Property and Casualty Group Excluding Run-off Operations
   --------------------------------------------------------

   Premium Revenues

Direct premiums written for the Property and Casualty Group decreased $8.2 million for the three months ended March 31, 1998, compared to the same period in 1997. Direct premiums written for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") decreased $11.5 million for the three months ended March 31, 1998, compared to the same period in 1997. Direct premiums written for workers' compensation increased $3.3 million for the three months ended March 31, 1998, compared to the same period in 1997. For the three months ended March 31, 1998, reinsurance premiums assumed decreased $643,000 compared to the same period in 1997. Reinsurance premiums ceded decreased $2.2 million for the three months ended March 31, 1998, compared to the same period in 1997.

For the three months ended March 31, 1998, net premiums written decreased $6.6 million compared to the same period in 1997. Earned premiums decreased by $7.9 million for the three months ended March 31, 1998, compared to the same period in 1997. Net premiums earned generally follow growth patterns similar to net premiums written factoring in an earnings lag, absent any significant adjustments to accrued retrospective premiums. Such adjustments did not fluctuate materially between periods.

The increase in direct premiums written for workers' compensation was primarily due to an increase in exposures underwritten. Workers' compensation reform laws adopted in Pennsylvania (Act 57) resulted in a reduction in manual workers' compensation rates in excess of 25%, effective February 1997 for new and renewal business. Management does not expect manual rate changes to be as significant for the 1998 policy year as compared to the 1997 policy year.

The Property and Casualty Group has continued its marketing of alternative market workers' compensation products for larger accounts, including large-deductible policies and providing excess coverage to self-insured groups. Typically, the Property and Casualty Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. A substantial portion of related revenues are recorded as service revenues. Such service revenues decreased $113,000 for the three months ended
March 31, 1998,   compared to the same period in 1997.  The rate changes in
Pennsylvania, combined with continued intense price competition in the workers' compensation line of business have reduced the market for alternative market products.

Direct workers' compensation premiums written were also impacted by changes in the level of premium adjustments, primarily related to audit premiums. For the three months ended March 31, 1998, such adjustments increased premiums written by $4.6 million, compared to a $4.3 million increase in the comparable 1997 period.

The Property and Casualty Group's direct writings of Commercial Lines decreased $11.5 million for the three months ended March 31, 1998, compared to the same period in 1997. The decrease was primarily due to a planned reduction in net Commercial Lines business as well as continued competitive conditions in Commercial Lines pricing in 1998. Rather than lower prices to what it believes are unacceptable levels, the Property and Casualty Group has chosen not to renew some of its Commercial Lines business. Additionally, the Property and Casualty Group has reduced its writings of new accounts in the first quarter of 1998 compared to the same period in 1997.

For the three months ended March 31, 1998, ceded premiums decreased $2.2 million compared to the same period in 1997. The decrease in ceded premiums is primarily due to the decrease in Commercial Lines direct written premiums.

   Losses and Expenses

The following table reflects the components of the Property and Casualty Group's combined ratios, as computed under GAAP:


                                                    Three Months Ended
                                                         March 31,
                                                     1998         1997
-----------------------------------------------------------------------
Loss ratio                                           77.6%       84.0%
                                                    -----       -----
Expense ratio:
  Acquisition expenses                               17.7%       16.0%
  Operating expenses (1)                             15.1%       14.2%
                                                    -----       -----
  Total expense ratio                                32.8%       30.2%
                                                    -----       -----
Policyholders' dividends                              6.4%        4.8%
                                                    -----       -----
Combined ratio - GAAP (2)                           116.8%      119.0%
                                                    =====       =====

(1) The GAAP Operating Expense Ratio excludes $2.3 million in 1998 and 1997, respectively, of PMA Management Corp. direct expenses related to service revenues, which are not included in premiums earned.
(2) The GAAP combined ratios for the Property and Casualty Group including the Run-off Operations were 126.2% and 130.5% in the first quarter of 1998 and 1997, respectively. See "Run-off Operations."

For the three months ended March 31, 1998, the GAAP loss ratio improved by 6.4 points compared to the same period in 1997. This improvement was primarily due to a lower amount of discount accretion on workers' compensation loss reserves, improved loss and LAE ratios in Commercial Lines, and an improvement in medical costs and in loss adjustment expenses in the workers' compensation line.

The improvement in loss and LAE ratios in Commercial Lines has favorably impacted the overall loss ratio by 2.3 points for the three months ended March 31, 1998, compared to the same period in 1997. This improvement in the

Commercial Lines loss and LAE ratio was primarily due to a reduction in exposures underwritten by the Property and Casualty Group in 1998, as well as reduced large losses in the first quarter of 1998 compared to the same period in 1997. The Property and Casualty Group believes that the loss of this business, which has been primarily as a result of price competition, has improved the overall loss ratio on its remaining Commercial Lines business.

Measures to control medical costs and loss adjustment expenses in workers' compensation have improved the overall loss and LAE ratio by 1.0 point in the three months ended March 31, 1998, compared to the same period in 1997. Medical costs have improved primarily due to the Property and Casualty Group's affiliation with a national preferred provider organization, which became effective January 1998, and has lowered its cost to provide medical benefits to injured workers. Loss adjustment expenses have decreased primarily due to continued use of certain claims resolution practices. By using techniques such as managed care and commutations, the Property and Casualty Group has reduced the amount of outstanding claims and the amount of time that a claim remains open. This in turn has lowered costs associated with managing open claims.

During the past five years, direct premiums written for workers' compensation have declined significantly and the Property and Casualty Group has underwritten less exposures in more recent years. As a result, loss reserve levels have declined and the level of discount has declined as well. This has decreased the amount of discount accretion related to the established loss reserves. As a result, this lower amount of discount accretion improved the overall loss and LAE ratio by 3.1 points in the first three months of 1998, compared to the same period in 1997. The Property and Casualty Group has initiated another commutation program which is currently underway and expected to continue through the second quarter of 1998. This program is expected to continue to focus on claims from accident years 1991 and prior.

The GAAP expense ratio increased by 2.6 points for the three months ended March 31, 1998, compared to the same period in 1997. The increase in the Acquisition Expense Ratio of 1.7 points was primarily due to increased commission expenses associated with the Property and Casualty Group's larger agents and lower ceding commissions received from Commercial Lines business. The operating expense ratio increased by 0.9 points, primarily due to lower earned premiums in the first three months of 1998 compared to the same period in 1997. Operating expenses decreased by $411,000 in the first quarter of 1998 compared to the same period in 1997.

In the first quarter of 1998 and 1997, the Property and Casualty Group incurred approximately $418,000 and none, respectively, related to severance costs and approximately $171,000 and $293,000, respectively, related to the Year 2000 Project. Management anticipates that the Property and Casualty Group will incur approximately $700,000 in 1998 related to the Year 2000 Project and that such Project will be completed in 1998 (see "Liquidity and Capital Resources" for further discussion).

The policyholder dividend ratio was 6.4% for the three months ended March 31, 1998, compared to 4.8 points for the same period in 1997. The increase in the dividend ratio is primarily due to improved loss experience in more recent accident years in the workers' compensation line of business.

   Net Investment Income

Net investment income was $12.7 million for the three months ended March 31, 1998, compared to $14.6 million for the same period in 1997. Net investment income decreased as a result of lower fixed income yields and lower average invested assets resulting from the pay-down of loss reserves from prior accident years and decreasing premium volume. The average portfolio yields decreased by approximately 30 basis points for the three months ended March 31, 1998, compared to the same period in 1997.

   Run-off Operations
   ------------------

Mid-Atlantic States Casualty Company ("MASCCO") is a Pennsylvania insurance company and a wholly owned subsidiary of the Company. Prior to December 31, 1996, MASCCO was a party to a pooling agreement with the Pooled Companies. Effective December 31, 1996, and with the approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), MASCCO withdrew from the Pooled Companies and ceased writing any new business. The Pooled Companies also ceded to MASCCO the indemnity portion of Pennsylvania workers' compensation claims for accident years 1991 and prior. At March 31, 1998, MASCCO had $103.7 million in total assets and $88.3 million in total reserves. Substantially all of MASCCO's assets are held in trust for the benefit of the Pooled Companies. MASCCO is also included in the Property and Casualty Group's GAAP results.

PMA Insurance, Cayman Ltd. ("PMA Cayman"), was incorporated in Grand Cayman, and had no material operations until 1996. In 1996, the Pooled Companies ceded to PMA Cayman substantially all of its remaining liability for workers' compensation claims for accident years 1991 and prior. In 1997, the Pooled Companies also ceded to PMA Cayman a portion of its workers compensation reserves from accident years 1992 to 1996. At March 31, 1998, PMA Cayman had $245.9 million in total assets and $237.9 million in total reserves. Substantially all of PMA Cayman's assets are held in trust for the benefit of the Pooled Companies.

PMA Life Insurance Company ("PMA Life") is a Pennsylvania life insurance company that derives all of its insurance revenues from intercompany transactions with the Pooled Companies. In 1997, the Property and Casualty Group reinsured substantially all of PMA Life's insurance liabilities with a third party reinsurer, and no longer places insurance business with PMA Life. At March 31, 1998, PMA Life had assets of $23.0 million and $17.9 million in total reserves.

The following table reflects the components of the Property and Casualty Group - Run-off Operations' operating results for the three months ended March 31, 1998 and 1997:

                                                    Three Months Ended
                                                          March 31,
                                                      1998        1997
----------------------------------------------------------------------
Investment Income                                   $5,839      $7,513
Net premiums earned (1)                                 --         814
                                                    ------      ------
Total Operating Revenues                             5,839       8,327
                                                    ------      ------

Losses and LAE                                       4,896       8,108
Operating Expenses                                     808         793
                                                    ------      ------
Total Expenses                                       5,704       8,901
                                                    ------      ------

Operating income (loss)                             $  135      $ (574)
                                                    ======      ======


(1) Amount represents net premiums earned during the first quarter of 1997 for PMA Life prior to the reinsurance transaction mentioned above which put PMA Life into run-off.

Investment income for the Run-off Operations decreased by $1.7 million in the three months ended March 31, 1998, compared to the same period in 1997 primarily due to lower average invested balances, as the Run-off Operations paid claims aggregating $160.7 million in 1997 and $32.2 million in the first quarter of 1998. The commutation program initiated by the Property and Casualty Group in late 1996 and completed in July 1997 accelerated payments to claimants, and substantially all of such payments were funded by the Run-off Operations.

Losses and LAE of the Run-off Operations are comprised of discount accretion on established loss reserves within the Run-off Operations. The decrease in loss reserve discount accretion was primarily due to the payments made for the underlying claims in 1997.

   Caliber One

Summarized financial results of Caliber One for the three months ended March 31, 1998, are as follows:

                         (dollar amounts in thousands)

                                             Three Months Ended
                                                  March 31,
                                                    1998
---------------------------------------------------------
Net premiums written                                $ 212
                                                    =====
Net premiums earned                                 $  26
Net investment income                                 343
                                                    -----
Operating revenues                                    369
                                                    -----
Losses and LAE incurred                                20
Acquisition and operating expenses                    738
                                                    -----
Total losses and expenses                             758
                                                    -----

Pre-tax operating income                            $(389)
                                                    =====

Due to the start-up nature of the business, the financial ratios for Caliber One do not provide meaningful representation of the operating results, and therefore, have been excluded from the table above. Gross premiums written and net premiums written for Caliber One in the first quarter of 1998 were $291,000 and $212,000, respectively. The loss ratio for the first quarter of 1998 was 76.9%. As expected, operating expenses in 1998 were high relative to the premium volume which distorts the expense ratio. Management expects operating expenses to be more commensurate with premium volume over time as premium volume continues to grow. Net investment income was $343,000 for the first quarter of 1998.

   Corporate and Other

Corporate and Other is primarily comprised of corporate overhead and the operations of the Company's properties. For the three months ended March 31, 1998, Corporate and Other experienced a pre-tax operating loss before interest expense of $2.8 million, compared to $1.9 million for the three months ended March 31, 1997. The higher operating loss in 1998 compared to the same period in 1997 relates to increased corporate operating costs, primarily related to compensation as the Company implemented a new management incentive compensation plan in the second quarter of 1997 that increased expenses for 1998 relative to the first quarter of 1997.

   Net Realized Investment Gains

The Company recorded net realized investment gains of $7.5 million for the three months ended March 31, 1998, compared to net realized investment losses of $1.3 million for the comparable 1997 period. Gains and losses on the sale of investments are recognized as a component of net income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future results.

   Interest Expense and Income Taxes

Interest expense decreased $633,000 for the three months ended March 31, 1998, compared to the same period in 1997 due to refinancing of the Company's debt in March of 1997. The Company's effective tax rate was 18.0% for the three months ended March 31, 1998, compared to 35.0% for the three months ended March 31, 1997. The Company recorded a net deferred tax asset of $70.1 million and $70.4 million in the first quarter of 1998 and 1997, respectively.

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

The Company paid interest of $3.3 million for the three months ended March 31, 1998, compared to $7.9 million for the three months ended March 31, 1997. The decrease pertains to the fact that the March 1997 refinancing of PMC's debt obligations accelerated certain interest payments to the first quarter of 1997. The Company paid $2.0 million of dividends to shareholders in both the first quarter of 1998 and 1997, respectively.

Dividends received from subsidiaries were $4.0 million for both three month periods ended March 31, 1998 and 1997, respectively. Net tax cash flows from subsidiaries were $6.0 million and $2.6 million for the three months ended March 31, 1998 and 1997, respectively.

The Company's domestic insurance subsidiaries' abilities to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under such laws and regulations, dividends may not be paid without prior approval of the Commissioner in excess of the greater of (i) 10% of surplus as regards to policyholders as of the end of the preceding year or
(ii) statutory net income for the preceding year, but in no event to exceed unassigned funds. Under this standard, the Company's domestic insurance subsidiaries can pay an aggregate of $51.2 million of dividends, without the prior approval of the Commissioner, during 1998. Caliber One Indemnity Company is directly owned by PMA Re, and as such, its dividends may not be paid directly to PMC.

PMC's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Company's credit facility, under the most restrictive debt covenant, PMC would be able to pay dividends of approximately $14.5 million in 1998.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

   Capital Resources

The Company's total assets increased $46.2 million to $3,103.5 million at March 31, 1998, compared to $3,057.3 million at December 31, 1997. Total investments decreased $20.7 million to $2,174.1 million at March 31, 1998. This decrease was primarily attributable to the Property and Casualty Group's pay-down of loss reserves from prior accident years. All other assets increased $66.9 million, mainly due to increases in uncollected premiums of $58.1 million, reinsurance receivables of $21.7 million and deferred acquisition costs of $11.3 million, in comparison to December 31, 1997. The increases in uncollected premiums and deferred acquisition costs compared to December 31, 1997 were primarily related to the cyclical nature of the premium volume in the first quarter. The uncollected premiums and deferred acquisition costs are more comparable to the balances at March 31, 1997. The increase in reinsurance receivables compared to December 31, 1997 primarily relates to the Property and Casualty Group's new reinsurance treaty for Commercial Lines entered into during 1997 which has increased the amount of ceded losses, which increases the reinsurance receivables balance. These increases were partially offset by a decrease in cash of $29.9 million related to settlement timing of investment transactions at December 31, 1997.

Consolidated shareholders' equity at March 31, 1998, totaled $479.5 million or $20.22 per share compared to $478.3 million or $19.96 per share at December 31, 1997. As a result of changes in market interest rates, the unrealized appreciation of investments, net of tax, was $14.9 million at March 31, 1998, compared to $18.8 million at December 31, 1997, resulting in an decrease in shareholders' equity of $3.9 million or $0.17 per share.

At March 31, 1998, the Company had $203.0 million outstanding under its existing credit facility, with $32.0 million available for additional borrowings. Management also entered into an interest rte swap agreement which is intended to manage the impact of the potential volatility of the interest rate associated with the floating rates on the credit facility. The interest rate swap covers a notional principal amount of $150.0 million and effectively converts the floating rate on such portion of the credit facility to fixed rate of 7.24%

The Company's interest rate swap agreement involves the exchange of interest payment obligation without the exchange of underlying principal. The differential to be paid or received is recognized as an adjustment of interest expense. In the event that a counterparty fails to meet the terms of the agreement, the Company's exposure is limited to the interest rate differential on the notional principal amount ($150.0 million). Management believes such credit risk is minimal and any loss would not be significant.

   Year 2000 Issue

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its own computer systems to address the Year 2000 problem in late 1995. Management anticipates that by year-end 1998, it will have substantially completed all necessary programming work so that Year 2000 issues are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The cost of this work through March 31, 1998 has been approximately $4.1 million. The Company estimates that the total remaining cost will be approximately $1.0 million, which will be expensed through the remainder of 1998.

Many experts now believe that Year 2000 problems may have a material adverse impact on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 problems, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. Although management has concoluded that under a fair reading of the various policies of insurance issued by it no coverage for Year 2000 problems should be considered to exist, it is not possibly to predict whether or to what extend any such coverage could ultimately be found to exist by courts in various jurisdicitions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Company to accurately estimate the impact of the Year 2000 problem on the insurance issued by or other business operations of the Company.

   New Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $4.9 million (after income taxes of $2.6 million) for the three months ended March 31, 1998 and net realized investment losses of $813,000 (after income taxes of $438,000) for the three months ended March 31, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information from 1997 for comparability, primarily related to certain corporate expenses which were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3, which is effective for fiscal years beginning after December 31, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, and such increase may be material. The impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

Part II.  Other Information

Item 6.  Exhibits and Reports on form 8-K

(a)  Exhibits

Exhibit 3.1*:  Amended and Restated Articles of Incorporation of the Company

Exhibit 3.2*:  Amended and Restated Bylaws of the Company

Exhibit 11.1:  Statement of Computation of Earnings Per Share

Exhibit 27:    Financial Data Schedule

* Incorporated by reference to initial filing of Registrant's Registration Statement on Form 10, filed June 26, 1997.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

A Current Report on Form 8-K, dated February 5, 1998, was filed regarding Pennsylvania Manufacturers Corporations' commencement of trading of its Class A Common Stock, $5.00 par value per share, on Nasdaq National Market under the ticker symbol, "PMFRA."

A Current Report on Form 8-K, dated February 6, 1998, was filed announcing that the Registrant's Board of Directors has authorized a share repurchase plan of the Company's Common and Class A Common Stock over the next two years of up to $25.0 million, subject to a maximum of 1.5 million shares of Common and Class A Common Stock. On a pro forma basis, the 1.5 million shares would represent approximately 6.25% of the Company's outstanding shares. Any repurchase may be made from time to time in the open market or directly from shareholders at prevailing market prices.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PENNSYLVANIA MANUFACTURERS
                         CORPORATION



Date:  5/15/98           By: /s/ Francis W. McDonnell
       -------              -------------------------

                             Francis W. McDonnell, Senior Vice
                             President, Chief Financial Officer and
                             Treasurer

                                 Exhibit Index

(a)  Exhibits

Exhibit 3.1*:  Amended and Restated Articles of Incorporation of the Company

Exhibit 3.2*:  Amended and Restated Bylaws of the Company

Exhibit 11.1:  Statement of Computation of Earnings Per Share

Exhibit 27:    Financial Data Schedule


* Incorporated by reference to initial filing of Registrant's Registration Statement on Form 10, filed June 26, 1997.