Form 10-Q
period 1998-06-30
PENNSYLVANIA MANUFACTURERS CORP
filed 1998-08-13
CIK 1041665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number  000-22761

                     Pennsylvania Manufacturers Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                              23-2217932
         ------------------------------------------------  ----------
           (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)                  Identification No.)

                THE PMA BUILDING
               380 SENTRY PARKWAY
             Blue Bell, Pennsylvania                    19422-2328
             ----------------------------------------   ----------
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

YES /X/ NO /_/

There were 14,329,013 shares outstanding of the registrant's common stock, $5 par value per share, and 9,356,995 shares outstanding of the registrant's Class A common stock, $5 par value per share, as of the close of business on June 30, 1998.

                                     INDEX

                                                                            PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated statements of operations for the three and six months
         ended June 30, 1998 (unaudited) and 1997 (unaudited)                 1

         Consolidated balance sheets as of June 30, 1998 (unaudited) and
         December 31, 1997                                                    2

         Consolidated statements of comprehensive income for the three and
         six months ended June 30, 1998 (unaudited) and 1997 (unaudited)      3

         Consolidated statements of cash flows for the six months ended
         June 30, 1998 (unaudited) and 1997 (unaudited)                       4

         Notes to the consolidated financial statements (unaudited)           5

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                            8

Part II. OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders                 22

Item 5.  Other information                                                   22

Item 6.  Exhibits and reports on Form 8-K                                    22

Part 1.  Item 1.
                    PENNSYLVANIA MANUFACTURERS CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
(dollar amounts in thousands, except per share data)          1998              1997              1998               1997
                                                        ----------------  ----------------  -----------------  -----------------
REVENUES:
  Net premiums written                                         $100,852          $101,846           $257,038           $253,125
  Change in net unearned premiums                                17,507            16,062            (28,977)           (25,870)
  Change in accrued retrospective premiums                       (3,705)           (3,457)            (6,485)            (4,854)
                                                               --------          --------           --------           --------
      Net premiums earned                                       114,654           114,451            221,576            222,401
  Net investment income                                          32,685            32,612             65,200             68,459
  Net realized investment gains (losses)                          3,749              (680)            11,263             (1,931)
  Service revenues                                                2,655             2,490              5,090              5,038
                                                               --------          --------           --------           --------
      Total revenues                                            153,743           148,873            303,129            293,967
                                                               --------          --------           --------           --------
Losses and expenses:
  Losses and loss adjustment expenses                            87,900            98,230            172,757            193,134
  Acquisition expenses                                           29,060            28,130             51,763             46,469
  Operating expenses                                             18,033            19,963             37,500             36,905
  Dividends to policyholders                                      4,213             3,360              8,130              6,617
  Interest expense                                                3,762             3,888              7,463              8,222
                                                               --------          --------           --------           --------
      Total losses and expenses                                 142,968           153,571            277,613            291,347
                                                               --------          --------           --------           --------
  Income (loss) before income taxes and
      extraordinary loss                                         10,775            (4,698)            25,516              2,620

Provision (benefit) for income taxes:
  Current                                                           481                --                691               (353)
  Deferred                                                          937            (5,218)             3,380             (2,304)
                                                               --------          --------           --------           --------
      Total                                                       1,418            (5,218)             4,071             (2,657)
                                                               --------          --------           --------           --------

  Income before extraordinary loss                                9,357               520             21,445              5,277

  Extraordinary loss from early
      extinguishment of debt (net of
      Income tax benefit of $2,549)                                  --                --                 --             (4,734)
                                                               --------          --------           --------           --------
Net income                                                     $  9,357          $    520           $ 21,445           $    543
                                                               ========          ========           ========           ========
EARNINGS PER BASIC AND DILUTED SHARE:
  Basic:
      Earnings before extraordinary loss                       $   0.39          $   0.02           $   0.90           $   0.22
      Extraordinary loss                                             --                --                 --              (0.20)
                                                               --------          --------           --------           --------
  Net income                                                   $   0.39          $   0.02           $   0.90           $   0.02
                                                               ========          ========           ========           ========
  Diluted:
      Earnings before extraordinary loss                       $   0.38          $   0.02           $   0.87           $   0.21
      Extraordinary loss                                             --                --                 --              (0.19)
                                                               --------          --------           --------           --------
  Net income                                                   $   0.38          $   0.02           $   0.87           $   0.02
                                                               ========          ========           ========           ========

       See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                          Consolidated Balance Sheets

                                                                                            (Unaudited)
                                                                                              June 30,    December 31,
(dollar amounts in thousands, except share data)                                                1998          1997
                                                                                            ------------  -------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value
          (amortized cost:  1998 - $1,955,206; 1997 - $1,900,594)                            $1,995,653     $1,929,518
  Equity securities, at fair value (cost: 1998 - $5; 1997 - $5)                                      15             13
  Short-term investments, at amortized cost which approximates fair value                       163,635        265,207
                                                                                             ----------     ----------
          Total investments                                                                   2,159,303      2,194,738

  Cash                                                                                            7,585         32,148
  Investment income due and accrued                                                              20,808         23,818
  Uncollected premiums (net of allowance for uncollectible accounts:
    1998 - $18,495; 1997 - $18,406)                                                             293,303        252,425
  Reinsurance receivables (net of allowance for uncollectible reinsurance:
          1998 - $2,085; 1997 - $2,096)                                                         347,821        332,406
  Property and equipment (net of accumulated depreciation:
          1998 -$49,822; 1997 - $42,771)                                                         37,901         38,621
  Deferred income taxes, net                                                                     62,978         70,391
  Deferred acquisition costs                                                                     53,363         45,288
  Other assets                                                                                   92,351         67,423
                                                                                             ----------     ----------
          Total assets                                                                       $3,075,413     $3,057,258
                                                                                             ==========     ==========
LIABILITIES
  Unpaid losses and loss adjustment expenses                                                 $1,939,568     $2,003,187
  Unearned premiums                                                                             243,012        211,455
  Long-term debt                                                                                203,000        203,000
  Dividends to policyholders                                                                     10,779         10,200
  Funds held under reinsurance treaties                                                          75,806         69,545
  Taxes, licenses and fees, and other expenses                                                   52,543         49,410
  Other liabilities                                                                              54,322         32,114
                                                                                             ----------     ----------
          Total liabilities                                                                   2,579,030      2,578,911
                                                                                             ----------     ----------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value (40,000,000 shares authorized;
          14,765,020 shares issued and 14,329,013 outstanding - 1998;
          15,286,263 shares issued and 14,850,789 outstanding - 1997)                            73,825         76,431
  Class A common stock, $5 par value (40,000,000 shares authorized;
          9,677,925 shares issued and 9,356,995 outstanding - 1998;
          9,156,682 shares issued and 9,117,735 outstanding - 1997)                              48,389         45,783
  Additional paid-in capital - Class A common stock                                                 339            339
  Retained earnings                                                                             359,486        343,368
  Unrealized gain on investments available for sale
   (net of deferred income taxes: $(14,160) - 1998 and $(10,126) - 1997)                         26,297         18,806
  Notes receivable from officers                                                                   (198)          (198)
  Treasury stock, at cost:
   Common stock (shares: 436,007 - 1998 and 435,474 - 1997)                                      (5,582)        (5,572)
   Class A common stock (shares: 320,930 - 1998 and 38,947 - 1997)                               (6,173)          (610)
                                                                                             ----------     ----------
          Total shareholders' equity                                                            496,383        478,347
                                                                                             ----------     ----------
          Total liabilities and shareholders' equity                                         $3,075,413     $3,057,258
                                                                                             ==========     ==========

        See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
(dollar amounts in thousands)
                                                               1998             1997            1998             1997
                                                          ---------------  --------------  ---------------  ---------------
Net income                                                       $ 9,357          $   520         $21,445          $   543
                                                                 -------          -------         -------          -------
Other comprehensive income (loss), net of tax:
  Unrealized losses on securities:
   Holding gains (losses) arising during the period               15,433           30,637          16,399           (8,230)
   Less:  reclassification adjustment for (gains)
    losses included in net income                                 (4,024)             137          (8,908)             950
                                                                 -------          -------         -------          -------

Other comprehensive income (loss)                                 11,409           30,774           7,491           (7,280)
                                                                 -------          -------         -------          -------

Comprehensive income (loss)                                      $20,766          $31,294         $28,936          $(6,737)
                                                                 =======          =======         =======          =======

       See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
(dollar amounts in thousands)
                                                                                           1998        1997
                                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $  21,445   $     543
 Adjustments to reconcile net income to net cash flows used by operating activities:
  Depreciation                                                                              2,773       3,945
  (Accretion) amortization                                                                 (1,307)      3,160
  Provision (benefit) for deferred income taxes                                             3,380      (2,304)
  Extraordinary loss from early extinguishment of debt                                         --      (4,734)
  Net realized investment (gains) losses                                                  (11,263)      1,931
  Change in uncollected premiums and unearned premiums, net                                (9,321)    (16,998)
  Change in dividends to policyholders                                                        579         883
  Change in reinsurance receivables                                                       (56,740)    (26,482)
  Change in unpaid losses and loss adjustment expenses                                    (27,346)    (38,281)
  Change in investment income due and accrued                                               3,010       4,333
  Other, net                                                                                1,251     (15,789)
                                                                                        ---------   ---------
Net cash flows used in operating activities                                               (73,539)    (89,793)
                                                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed maturity investments available for sale:
  Purchases                                                                              (927,342)   (771,135)
  Maturities or calls                                                                      84,915      75,400
  Sales                                                                                   802,825     790,994
 Net sales of short-term investments                                                      101,572      81,974
 Net purchases of property and equipment                                                   (2,053)     (2,239)
                                                                                        ---------   ---------
Net cash flows provided by investing activities                                            59,917     174,994
                                                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to shareholders                                                            (4,059)     (3,982)
 Proceeds from long-term debt                                                                  --     210,000
 Repayments of long-term debt                                                                  --    (211,650)
 Repayments of notes receivable from officers                                                  --         507
 Treasury stock transactions, net                                                          (6,882)        486
                                                                                        ---------   ---------
Net cash flows used in financing activities                                               (10,941)     (4,639)
                                                                                        ---------   ---------

Net (decrease) increase in cash                                                           (24,563)     80,562
Cash January 1                                                                             32,148       7,176
                                                                                        ---------   ---------
Cash June 30                                                                            $   7,585   $  87,738
                                                                                        =========   =========


SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash received for income taxes                                                        $           $  (2,900)
                                                                                        --
  Cash paid for interest                                                                $   7,467   $  12,161

       See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION

                Notes to the Consolidated Financial Statements

             (dollar amounts in thousands, except per share data)

1.  General

The accompanying consolidated financial statements include the accounts of Pennsylvania Manufacturers Corporation (PMC) and its wholly and majority owned subsidiaries (the Company). PMC is an insurance holding company that sells property and casualty reinsurance and insurance through its insurance subsidiaries. PMC's insurance subsidiaries are domiciled in Pennsylvania, except for its excess and surplus lines affiliate which is domiciled in Delaware, and certain foreign subsidiaries.

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

Specialty Property and Casualty -- In January of 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. It is management's intention that Caliber One will write primarily casualty business through surplus lines brokers on a nationwide basis. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is presently authorized as a surplus lines carrier in 37 states, Washington, DC, and Puerto Rico, with applications either pending or being prepared for the remaining states.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation. Additionally, net premiums written were adjusted to include $3,705 and $6,485 for the three and six months ended June 30, 1998, respectively, and $3,457 and $4,854 for the three and six months ended June 30, 1997, respectively, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. These adjustments were made for presentation purposes only and do not impact the Company's reported revenues, financial position or results of operations as these adjustments have no effect on net premiums earned.

Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the December 31, 1997, audited consolidated financial statements and footnotes thereto included in PMC's 1997 Annual Report to Shareholders and incorporated by reference in Form 10-K.

2.  Per Share Data

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and Related Interpretations. The Company adopted SFAS No. 128 during 1997. In accordance with SFAS No. 128, all prior period data presented has been restated to conform with the provisions of this statement. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerators and denominators used in the basic earnings per share calculation to the numerators and denominators used in the diluted earnings per share calculation. Such reconciliation is provided below:

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                               1998                1997                1998                1997
                                        ------------------  ------------------  ------------------  ------------------
Numerator:
Control number - income
  before extraordinary loss...........         $     9,357         $       520         $    21,445         $     5,277

DENOMINATOR:
Basic shares  weighted average
  Common and Class A common
  shares outstanding..................          23,692,071          23,828,248          23,770,912          23,832,562

Dilutive stock options................           1,002,385             613,862             887,999             672,330
                                               -----------         -----------         -----------         -----------
Total diluted shares..................          24,694,456          24,442,110          24,658,911          24,504,892
                                               ===========         ===========         ===========         ===========

Basic earnings per share: For the three and six months ended June 30, 1998 and 1997, basic earnings per share calculations were based upon the weighted average number of common and Class A common shares outstanding for the period.

Diluted earnings per share: For the three and six months ended June 30, 1998 and 1997, diluted earnings per share calculations were based upon the weighted average number of common and Class A common shares outstanding during the periods and the assumed exercise price of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A common stock.

3.  Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $4,024 (after income taxes of $2,167) and $8,908 (after income taxes of $4,797) for the three and six months ended June 30, 1998 and net realized investment losses of $137 (after income taxes of $74) and $950 (after income taxes of $512) for the three and six months ended June 30, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information for 1997 for comparability, primarily related to certain corporate expenses that were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3, which is effective for fiscal years beginning after December 15, 1998, provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, and such increase may be material. If material, the impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

4.  Sale of Subsidiary

The Company entered into a definitive letter of intent, dated June 26, 1998, to sell PMA Insurance, Cayman Ltd., one of the run-off entities included in the Property and Casualty Group's Run-off Operations. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to be completed in the third quarter of 1998. In connection with the announced sale, the Company recorded a pre-tax loss of $2,442 in the second quarter of 1998, which is included in "Net Realized Investment Gains."

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

  RESULTS OF OPERATIONS

The table below presents the major components of net income for the Company for the three and six months ended June 30, 1998 and 1997:

              (dollar amounts in thousands, except per share data)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                      1998          1997               1998            1997
                                                 ----------       --------           -------          -------
Pre-tax operating income (loss) (1)                $ 7,026          $(4,018)          $14,253          $ 4,551
Net realized investment gains (losses)               3,749             (680)           11,263           (1,931)
                                                   -------          -------           -------          -------
Income (loss) before income taxes and
  extraordinary loss                                10,775           (4,698)           25,516            2,620
Provision (benefit) for income taxes                 1,418           (5,218)            4,071           (2,657)
                                                   -------          -------           -------          -------
Income before extraordinary loss                     9,357              520            21,445            5,277
Extraordinary loss, net of related taxes                --               --                --           (4,734)
                                                   -------          -------           -------          -------
Net income                                         $ 9,357          $   520           $21,445          $   543
                                                   =======          =======           =======          =======

PER BASIC SHARE:
Income before extraordinary loss                   $  0.39          $  0.02           $  0.90          $  0.22
Extraordinary loss                                      --               --                --            (0.20)
                                                   -------          -------           -------          -------
Net income                                         $  0.39          $  0.02           $  0.90          $  0.02
                                                   =======          =======           =======          =======

After-tax operating income (2)                     $  0.29          $  0.04           $  0.59          $  0.27

PER DILUTED SHARE:
Income before extraordinary loss                   $  0.38          $  0.02           $  0.87          $  0.21
Extraordinary loss                                      --               --                --            (0.19)
                                                   -------          -------           -------          -------
Net income                                         $  0.38          $  0.02           $  0.87          $  0.02
                                                   =======          =======           =======          =======

After-tax operating income (2)                     $  0.28          $  0.04           $  0.57          $  0.27
                                                   =======          =======           =======          =======

(1) Pre-tax operating income (loss) is defined as income from continuing operations before income taxes, but excluding net realized investment gains (losses).
(2) After-tax operating income is defined as pre-tax operating income (loss) less a provision for income tax adjusted for the taxes attributable to net realized investment gains (losses).

The following table indicates the Company's pre-tax operating income (loss) by principal business segment for the three and six months ended June 30, 1998 and 1997:

                         (dollar amounts in thousands)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   1998             1997 (1)            1998           1997 (1)
                                                ----------         ---------        ---------         ---------
PMA Re                                            $11,580           $ 9,829           $22,952           $23,187
The Property and Casualty Group                     2,646            (7,310)            5,382            (5,888)
Caliber One                                          (681)               --            (1,070)               --
Corporate and Other                                (2,757)           (2,649)           (5,548)           (4,526)
                                                  -------           -------           -------           -------
Pre-tax operating income (loss) before
 interest expense                                  10,788              (130)           21,716            12,773
Interest expense                                    3,762             3,888             7,463             8,222
                                                  -------           -------           -------           -------
Pre-tax operating income (loss)                   $ 7,026           $(4,018)          $14,253           $ 4,551
                                                  =======           =======           =======           =======

The following table indicates the Company's total assets by principal business segment at June 30, 1998 and 1997:

                         (dollar amounts in thousands)

                                                                   1998            1997 (1)
                                                               ----------      ----------
PMA Re                                                         $1,188,852      $1,080,178
The Property and Casualty Group                                 1,822,760       1,869,333
Caliber One                                                        62,465              --
Corporate and Other                                                 1,336         136,129
                                                               ----------      ----------

 Total assets                                                  $3,075,413      $3,085,640
                                                               ==========      ==========

(1) Pre-tax operating income and total assets by business segment have been reclassified for 1997 to reflect the changes related to the implementation of SFAS No. 131 (see Note 3 to the Consolidated Financial Statements for further discussion).

On a consolidated basis, the Company reported pre-tax operating income of $7.0 million and $14.3 million for the three and six months ended June 30, 1998, respectively, compared to a pre-tax operating loss of $4.0 million for the second quarter of 1997 and pre-tax operating income of $4.6 million for the six months ended June 30, 1997. The increases in pre-tax operating income for the three and six months ended June 30, 1998, compared to the same periods in 1997, were primarily due to increased operating income at PMA Re for the second quarter of 1998 and the Property and Casualty Group for both the first and second quarter of 1998 partially offset by the Caliber One pre-tax operating loss of $1.1 million related to the commencement of its operations. The increase in operating income at PMA Re for the second quarter was mainly related to higher premium volume, lower loss ratios and higher investment income. Operating income for PMA Re for the first half of 1998 was comparable to the first half of 1997, due primarily to increases in acquisition costs as well as timing issues related to certain operating expenses in the first six months of 1998. The increase in operating income for the Property and Casualty Group was due to lower losses and expenses recorded in the first half of 1998 compared to 1997 as a result of the restructuring efforts initiated during 1997. The operating loss at Corporate and Other for the second quarter of 1998 was comparable to the 1997 period, while the operating loss for the first half of 1998 was $1.0 million higher than the comparable 1997 period, related to certain compensation programs, which were not adopted until the second half of 1997, partially offset by costs incurred in 1997 related to certain corporate properties that were disposed of in the third quarter of 1997.

Interest expense for the second quarter was comparable to the 1997 period and decreased $759,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to the March 1997 refinancing of the Company's debt facility.

Net income on a consolidated basis, before extraordinary item, was $9.4 million, or $0.39 per basic share and $0.38 per diluted share, and $21.4 million, or $0.90 per basic share and $0.87 per diluted share, for the three and six months ended June 30, 1998, respectively, compared to $520,000, or $0.02 per basic and diluted share, and $5.3 million, or $0.22 per basic share and $0.21 per diluted share, for the three and six months ended June 30, 1997, respectively. On March 14, 1997, the Company refinanced substantially all of its outstanding credit agreements not already maturing in 1997. In connection with this refinancing, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.7 million, or $0.20 per basic share and $0.19 per diluted share, net of tax.

   PMA RE RESULTS OF OPERATIONS

Summarized financial results of PMA Re for the three and six months ended June 30, 1998 and 1997, are as follows:

                         (dollar amounts in thousands)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     1998              1997              1998              1997
                                                    -------           -------          --------          --------
Net premiums written                                $47,089           $36,789          $117,908          $ 96,279
                                                    =======           =======          ========          ========
Net premiums earned                                 $54,869           $45,791          $100,967          $ 85,087
Net investment income                                13,671            12,134            27,171            25,288
                                                    -------           -------          --------          --------
Operating revenues                                   68,540            57,925           128,138           110,375
                                                    -------           -------          --------          --------
Losses and LAE incurred                              36,864            32,386            69,678            62,231
Acquisition and operating expenses                   20,096            15,710            35,508            24,957
                                                    -------           -------          --------          --------
Total losses and expenses                            56,960            48,096           105,186            87,188
                                                    -------           -------          --------          --------

Pre-tax operating income                            $11,580           $ 9,829          $ 22,952          $ 23,187
                                                    =======           =======          ========          ========

GAAP loss ratio                                        67.2%             70.7%             69.0%             73.1%
GAAP combined ratio                                   103.8%            105.0%            104.2%            102.4%
SAP loss ratio                                         66.2%             70.7%             68.4%             73.1%
SAP combined ratio                                    108.9%            105.1%            104.5%            103.5%

   Premium Revenues

The following table indicates PMA Re's gross and net premiums written by major category of business:

                         (dollar amounts in thousands)

                                                       Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                      1998             1997            1998             1997
                                                    -------          -------         --------         --------

Gross premiums written:
  Casualty lines                                    $41,804          $32,861         $102,608         $ 83,289
  Property lines                                     15,402           13,150           41,313           36,916
  Other lines                                           107               48              501              501
                                                    -------          -------         --------         --------
Total                                               $57,313          $46,059         $144,422         $120,706
                                                    =======          =======         ========         ========

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                      1998             1997            1998              1997
                                                    -------          -------         --------          -------
Net premiums written:
  Casualty lines                                    $35,122          $25,536         $ 83,535          $68,286
  Property lines                                     11,845           11,214           33,849           27,501
  Other lines                                           122               39              524              492
                                                    -------          -------         --------          -------
Total                                               $47,089          $36,789         $117,908          $96,279
                                                    =======          =======         ========          =======

Gross premiums written increased $11.3 million, or 24.4%, and $23.7 million, or 19.6%, for the three and six months ended June 30, 1998, respectively, compared
to the same periods ended June 30, 1997.   For the six months ended June 30,
1998, gross premiums written increased 23.2% for casualty lines and 11.9% for property lines compared to the same period in 1997. The main reasons for these increases in gross premiums written were increased participations on reinsurance treaties and new programs with existing clients, as well as contracts with new clients. These increases were partially offset by the trend toward large ceding companies increasing their retentions, which decreases PMA Re's subject premium. In addition, highly competitive conditions in the U.S. reinsurance market caused PMA Re to non-renew certain accounts due to inadequate rates and/or other underwriting concerns.

Net premiums written increased $10.3 million, or 28.0%, and $21.6 million, or 22.5%, for the three and six months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. PMA Re made changes to its retrocessional program in the second half of 1997 and in 1998, which reduced the percentage of premiums ceded to retrocessionaires in 1998. Net premiums earned for PMA Re also increased $9.1 million, or 19.8%, and $15.9 million, or 18.7%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Net premiums earned generally follow growth patterns similar to net premiums written after giving effect to a lag in premium earnings.

   Losses and Expenses

The following table reflects the components of PMA Re's combined ratios, as computed under GAAP:

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                         1998             1997             1998             1997
                                                        -----            -----            -----            -----
Loss ratio                                               67.2%            70.7%            69.0%            73.1%
                                                        -----            -----            -----            -----
Expense ratio:
  Amortization of deferred acquisition costs             30.5%            27.9%            28.5%            23.8%
  Operating expenses                                      6.1%             6.4%             6.7%             5.5%
                                                        -----            -----            -----            -----
  Total expense ratio                                    36.6%            34.3%            35.2%            29.3%
                                                        -----            -----            -----            -----
Combined ratio  - GAAP (1)                              103.8%           105.0%           104.2%           102.4%
                                                        =====            =====            =====            =====

(1) The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus amortization of deferred acquisition costs, plus operating expenses, plus policyholders' dividends (where applicable), all divided by net premiums earned.

For both the three and six month periods ended June 30, 1998, PMA Re posted lower loss ratios, reflecting higher levels of favorable loss reserve development and the effects of more treaties written with ceding commissions, which increases the proportion of the subject premium assumed by PMA Re. The quarter and six month periods in 1998 were also impacted by higher acquisition costs, which reflected the aforementioned increase in the number of treaties written with ceding commissions, as well as competitive conditions.

The ratio of operating expenses to net premiums earned (the "Operating Expense Ratio") for the three months ended June 30, 1998 is comparable with the three months ended June 30, 1997. The Operating Expense Ratio increased 1.2 points for the six months ended June 30, 1998, compared to the same period in 1997. The increase in the Operating Expense Ratio for the year to date periods relates to increases in staff relating to higher activity levels, as well as the timing of certain expenses in 1997, such as costs relating to the restructuring of PMA Re's compensation plans. In addition, the increase is partially due to the Year 2000 Project ("Year 2000 Project"), for which the majority of expenses incurred began in the second half of 1997. PMA Re has incurred costs of approximately $425,000 during 1998 related to the Year 2000 Project. Management expects that PMA Re will incur approximately $175,000 of additional expenses in 1998 related to the Year 2000 Project and that such project will be completed in 1998 (see "Liquidity and Capital Resources" for further discussion).

   Net Investment Income

PMA Re's operating income was also impacted by higher levels of investment income, which reflected higher levels of invested assets. For the quarter ended June 30, 1998, PMA Re's net investment income increased $1.5 million versus the second quarter of 1997, and for the six months ended June 30, 1998, net investment income increased $1.9 million versus the comparable 1997 period.

   THE PROPERTY AND CASUALTY GROUP RESULTS OF OPERATIONS

The Property and Casualty Group is comprised of Pennsylvania Manufacturers' Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company (the "Pooled Companies"), PMA Management Corp., and Pennsylvania Manufacturers International Insurance, Limited. Run-off operations ("Run-off Operations") of the Property and Casualty Group are comprised of Mid-Atlantic States Casualty Company, PMA Insurance, Cayman Limited and PMA Life Insurance Company and have been established internally to reinsure certain obligations primarily associated with workers' compensation claims written by the Pooled Companies for the years 1991 and prior for statutory accounting purposes. The Run-off Operations have been segregated into separate legal entities and substantially all of the assets of the Run-off Operations are held in trust for the benefit of the Pooled Companies.

Net premiums written for the Property and Casualty Group were adjusted to include $3.7 million and $6.5 million for the three and six months ended June 30, 1998, respectively, and $3.5 million and $4.9 million for the three and six months ended June 30, 1997, respectively, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. These adjustments were made for presentation purposes only and do not impact the Property and Casualty Group's reported revenues, financial position or results of operations as these adjustments have no effect on net premiums earned. Summarized financial results of the Property and Casualty Group for the three and six months ended June 30, 1998 and 1997, are as follows:

                         (dollar amounts in thousands)

                                                         Three Months Ended                 Six Months Ended
                                                             June 30,                            June 30,
                                                      1998              1997             1998              1997
                                                    -------           -------          --------          --------
Net premiums written:
  Workers' compensation                             $39,451           $41,512          $106,952          $104,464
  Commercial lines                                   13,778            23,545            31,432            52,382
                                                    -------           -------          --------          --------
     Total                                          $53,229           $65,057          $138,384          $156,846
                                                    =======           =======          ========          ========
Net premiums earned:
  Workers' compensation                             $42,698           $45,897          $ 87,011          $ 95,616
  Commercial lines                                   17,093            22,763            33,578            41,698
                                                    -------           -------          --------          --------
     Total                                           59,791            68,660           120,589           137,314
                                                    -------           -------          --------          --------
Net investment income:
  Excluding Run-off Operations                       12,657            12,315            25,367            26,930
  Run-off Operations                                  5,464             7,459            11,303            14,972
                                                    -------           -------          --------          --------
     Total                                           18,121            19,774            36,670            41,902
                                                    -------           -------          --------          --------
Service revenues                                      2,655             2,490             5,090             5,038
                                                    -------           -------          --------          --------
Operating revenues                                   80,567            90,924           162,349           184,254
                                                    -------           -------          --------          --------
Losses and LAE incurred:
  Excluding Run-off Operations                       46,478            58,890            93,684           115,873
  Run-off Operations                                  4,505             6,989             9,401            15,097
                                                    -------           -------          --------          --------
     Total                                           50,983            65,879           103,085           130,970
                                                    -------           -------          --------          --------
Acquisition and operating expenses:
  Excluding Run-off Operations                       22,059            27,992            44,278            50,759
  Run-off Operations                                    666             1,003             1,474             1,796
                                                    -------           -------          --------          --------
     Total                                           22,725            28,995            45,752            52,555
                                                    -------           -------          --------          --------
Policyholders' dividends                              4,213             3,360             8,130             6,617
                                                    -------           -------          --------          --------
Total losses and expenses                            77,921            98,234           156,967           190,142
                                                    -------           -------          --------          --------

Pre-tax operating income (loss)                     $ 2,646           $(7,310)         $  5,382          $ (5,888)
                                                    =======           =======          ========          ========

GAAP loss ratio                                        85.3%             95.9%             85.5%             95.4%
GAAP combined ratio                                   126.3%            139.8%            126.2%            135.2%
SAP loss ratio (1)                                     78.4%             85.1%             77.9%             85.3%
SAP combined ratio (1)                                119.0%            123.1%            113.4%            118.9%

(1) The SAP loss and combined ratios above relate to the Pooled Companies only and do not include the results of other statutory entities within the Run-off Operations.

   PROPERTY AND CASUALTY GROUP EXCLUDING RUN-OFF OPERATIONS
   --------------------------------------------------------

   Premium Revenues

Direct premiums written for the Property and Casualty Group decreased $11.7 million and $19.9 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Direct premiums written for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") decreased $8.0 million and $19.6 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Direct premiums written for workers' compensation decreased $3.7 million and $298,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. For the three months ended June 30, 1998, reinsurance premiums assumed increased $570,000 compared to the same period in 1997 and decreased $73,000 for the six months ended June 30, 1998 compared to the same period in 1997. Reinsurance premiums ceded increased $717,000 and decreased $1.5 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The percentage of net workers' compensation premiums written to total net premiums written increased to 74% and 77% for the three and six months ended June 30, 1998, respectively, from 64% and 67% in the three and six months ended June 30, 1997, respectively. This increase was primarily due to a planned reduction in Commercial Lines business, as more fully described below.

For the three and six months ended June 30, 1998, net premiums written decreased $11.8 million and $18.5 million compared to the same periods in 1997. Earned premiums decreased by $8.9 million and $16.7 million for the three and six months ended June 30, 1998, compared to the same periods in 1997. Net premiums earned generally follow growth patterns similar to net premiums written after giving effect to a lag in premium earnings, absent any significant adjustments to accrued retrospective premiums. Such adjustments did not fluctuate materially between periods.

The decrease in direct premiums written for workers' compensation was primarily due to continued intense price competition in the workers' compensation market as well as the impact of rate changes associated with workers' compensation benefit reforms in Pennsylvania. Workers' compensation reform laws adopted in Pennsylvania ("Act 57") resulted in a reduction in manual workers' compensation rates in excess of 25%, effective February 1997 for new and renewal business. Management does not expect manual rate decreases to be as significant for the 1998 policy year as compared to the 1997 policy year, although manual rate levels in all of its principal marketing states continue to decrease.

The Property and Casualty Group has continued its marketing of alternative market workers' compensation products for larger accounts, including large-deductible policies and providing excess coverage to self-insured groups. Typically, the Property and Casualty Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. A substantial portion of related revenues are recorded as service revenues. Such service revenues increased $165,000 and $52,000 for the three and six months ended June 30, 1998, compared to the same periods in 1997.

Direct workers' compensation premiums written were also impacted by changes in the level of premium adjustments, primarily related to audit premiums. For the three and six months ended June 30, 1998, such adjustments increased premiums written by $3.6 million and $8.1 million, compared to increases of $4.0 million and $8.3 million in the comparable 1997 periods.

The decreases in Commercial Lines direct writings for the three and six months ended June 30, 1998 compared to 1997 were primarily due to a planned reduction in net Commercial Lines business as well as continued competitive conditions in Commercial Lines pricing in 1998. Rather than lower prices to what it believes are unacceptable levels, the Property and Casualty Group has chosen not to renew some of its Commercial Lines business. Additionally, the Property and Casualty Group has reduced its writings of new Commercial Lines accounts in the first six months of 1998 compared to the same period in 1997.

   Losses and Expenses

The following table reflects the components of the Property and Casualty Group's combined ratios, as computed under GAAP:

                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                         1998             1997             1998             1997
                                                        -----            -----            -----            -----
Loss ratio                                               77.7%            85.8%            77.7%            84.9%
                                                        -----            -----            -----            -----
Expense ratio:
  Amortization of deferred acquisition costs             20.7%            22.4%            19.2%            19.2%
  Operating expenses (1)                                 12.1%            15.1%            13.6%            14.7%
                                                        -----            -----            -----            -----
  Total expense ratio                                    32.8%            37.5%            32.8%            33.9%
                                                        -----            -----            -----            -----
Policyholders' dividends                                  7.0%             4.9%             6.7%             4.8%
                                                        -----            -----            -----            -----
Combined ratio  - GAAP(2)                               117.5%           128.2%           117.2%           123.6%
                                                        =====            =====            =====            =====

(1) The GAAP Operating Expense Ratio excludes $2.4 million and $2.2 million in the second quarter and $4.7 million and $4.5 million for the six months ended June 30, 1998 and 1997, respectively, of PMA Management Corp. direct expenses related to service revenues, which are not included in premiums earned.
(2) The GAAP combined ratios for the Property and Casualty Group including the Run-off Operations were 126.3% and 126.2% for the three and six months ended June 30, 1998, respectively, compared to 139.8% and 135.2% for the three and six months ended June 30, 1997, respectively. See "Run-off Operations."

For the three months and six months ended June 30, 1998, respectively, the GAAP loss ratio improved by 8.1 and 7.2 points compared to the same periods in 1997. This improvement was primarily due to a lower amount of discount accretion on workers' compensation loss reserves, improved loss and LAE ratios in Commercial Lines, and an improvement in medical costs and in loss adjustment expenses in the workers' compensation line.

The improvement in loss and LAE ratios in Commercial Lines has favorably impacted the overall loss ratio by 1.7 and 1.4 points for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This improvement in the Commercial Lines loss and LAE ratio was primarily due to a reduction in exposures underwritten by the Property and Casualty Group in 1998 compared to the same period in 1997. The Property and Casualty Group believes that reduced exposures, which have been primarily as a result of price competition and more stringent underwriting, have improved the overall loss ratio on its remaining Commercial Lines business.

Measures to control medical costs and loss adjustment expenses in workers' compensation have improved the overall loss and LAE ratio by 3.0 and 2.5 points in the three and six months ended June 30, 1998, compared to the same periods in 1997. Medical costs have improved primarily due to the Property and Casualty Group's affiliation with a national preferred provider organization, which became effective January 1998. This affiliation has enabled the Property and Casualty Group to lower its cost in providing medical benefits to injured workers. Loss adjustment expenses have decreased primarily due to continued use of certain claims resolution practices. By using techniques such as managed care and commutations, the Property and Casualty Group has reduced the amount and number of outstanding claims and the amount of time that a claim remains open. This in turn has lowered costs associated with managing open claims.

In July 1997, the Property and Casualty Group completed a formal program under which it commuted a large number of workers' compensation claims from accident years 1991 and prior. The commutation program resulted in current payments, which were less than the carried reserves. As substantially all of these reserves were carried on a discounted basis, the ultimate level of discount on the Property and Casualty Group's carried reserves decreased as well. As the level of discount has decreased, the loss ratio has benefited from lower amounts of discount accretion.

During the past five years, direct premiums written for workers' compensation have declined significantly and the Property and Casualty Group has underwritten less exposures in more recent years. As a result, loss reserve levels have declined and the level of discount has declined as well. This has decreased the amount of discount accretion related to the established loss reserves. As a result, this lower amount of discount accretion improved the overall loss and LAE ratio by 2.6 points in the first three and six months of 1998, compared to the same periods in 1997. The Property and Casualty Group has initiated another commutation program, which is currently underway and expected to continue through 1998. This program is expected to focus on claims from accident years 1992 to 1996.

The increase in the percentage of net workers' compensation premiums written and earned to total net premiums written and earned had a favorable impact on the loss and LAE ratio, as workers' compensation business has had better loss experience than other Commercial Lines in the Property and Casualty Group's marketing territory. This mix of business caused a 0.8 point and 0.7 point reduction in the loss and LAE ratio for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

The GAAP expense ratio decreased by 4.7 points and 1.1 points for the three and six months ended June 30, 1998, compared to the same periods in 1997. The decrease in the Acquisition Expense Ratio of 1.7 points for the three months ended June 30, 1998 was primarily due to lower taxes and assessments in the quarter ended June 30, 1998 compared to the same period in 1997. The operating expense ratio decreased by 3.0 points and 1.1 points for the three and six months ended June 30, 1998, respectively, as compared with the same periods in 1997, due to decreases in operating expenses ($3.3 and $3.7 million for the three and six months ended June 30, 1998, respectively) compared to the same periods in 1997 as a result of continued cost reduction measures initiated during 1997.

The Property and Casualty Group incurred approximately $80,000 for the three months and $498,000 for the six months ended June 30, 1998, of severance and other restructuring costs compared with $1.7 million for the same periods in 1997. In addition, approximately $875,000 for the three months and $1.0 million for the six months ended June 30, 1998, of costs related to the Year 2000 Project were incurred compared with $145,000 and $438,000 for the same period in 1997. The remaining Year 2000 costs are not expected to be material and management anticipates that such project will be completed in 1998 (see "Liquidity and Capital Resources" for further discussion).

The policyholder dividend ratio was 7.0% for the three months and 6.7% for the six months ended June 30, 1998, compared to 4.9% and 4.8 % for the same periods in 1997. The increase in the dividend ratio is primarily due to improved loss experience in the workers' compensation line of business and increased writings of participating business.

  Net Investment Income

Net investment income was $12.7 million for the three months and $25.4 million for the six months ended June 30, 1998, compared to $12.3 million and $26.9 million for the same periods in 1997. Year-to-date net investment income decreased primarily as a result of lower fixed income yields, partially offset by slightly higher average invested assets.


   RUN-OFF OPERATIONS
   ------------------

Mid-Atlantic States Casualty Company ("MASCCO") is a Pennsylvania insurance company and a wholly owned subsidiary of the Company. Prior to December 31, 1996, MASCCO was a party to a pooling agreement with the Pooled Companies. Effective December 31, 1996, and with the approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), MASCCO withdrew from the pooling agreement and ceased writing any new business. The Pooled Companies also ceded to MASCCO the indemnity portion of Pennsylvania workers' compensation claims for accident years 1991 and prior. At June 30, 1998, MASCCO had $97.0 million in total assets and $80.1 million in total reserves. Substantially all of MASCCO's assets are held in trust for the benefit of the Pooled Companies. MASCCO is also included in the Property and Casualty Group's GAAP results.

PMA Insurance, Cayman Ltd. ("PMA Cayman"), was incorporated in Grand Cayman, and had no material operations until 1996. In 1996, the Pooled Companies ceded to PMA Cayman substantially all of its remaining liability for workers' compensation claims for accident years 1991 and prior. In 1997, the Pooled Companies also ceded to PMA Cayman a portion of its workers compensation reserves from accident years 1992 to 1996. At June 30, 1998, PMA Cayman had $233.0 million in total assets and $215.5 million in total reserves. Substantially all of PMA Cayman's assets are held in trust for the benefit of the Pooled Companies. The Company has entered into a definitive letter of intent to sell PMA Cayman. See discussion below for further details.

PMA Life Insurance Company ("PMA Life") is a Pennsylvania life insurance company that derives all of its insurance revenues from intercompany transactions with the Pooled Companies. In 1997, the Property and Casualty Group reinsured substantially all of PMA Life's insurance liabilities with a third party reinsurer and no longer places insurance business with PMA Life. At June 30, 1998, PMA Life had assets of $22.9 million and $17.7 million in total reserves.

The following table reflects the components of the Property and Casualty Group - Run-off Operations' operating results for the three and six months ended June 30, 1998 and 1997:

                         (dollar amounts in thousands)

                                                       Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                      1998             1997             1998             1997
                                                     ------           ------           ------           -------
Net investment income                                $5,464           $7,459           $11,303          $14,972
Net premiums earned (1)                                  --               --                --              814
                                                     ------           ------           -------          -------
Total operating revenues                              5,464            7,459            11,303           15,786
                                                     ------           ------           -------          -------
Losses and LAE incurred                               4,505            6,989             9,401           15,097
Operating expenses                                      666            1,003             1,474            1,796
                                                     ------           ------           -------          -------
Total expenses                                        5,171            7,992            10,875           16,893
                                                     ------           ------           -------          -------

Pre-tax operating income (loss)                      $  293           $ (533)          $   428          $(1,107)
                                                     ======           ======           =======          =======

(1) Amount represents net premiums earned during the first six months of 1997 for PMA Life prior to the reinsurance transaction mentioned above, after which PMA Life was placed into run-off.

Investment income for the Run-off Operations decreased by $2.0 million in the three months and $3.6 million in the six months ended June 30, 1998, compared to the same periods in 1997 primarily due to lower average invested balances, as the Run-off Operations paid claims aggregating $160.7 million in 1997 and $58.4 million in the first six months of 1998. The aforementioned commutation program initiated by the Property and Casualty Group in late 1996 and completed in July 1997 accelerated payments to claimants, and a portion of such payments were funded by the Run-off Operations.

Losses and LAE of the Run-off Operations are comprised of discount accretion on established loss reserves within the Run-off Operations. The decrease in loss reserve discount accretion was primarily due to the payments made for the underlying claims in 1997.

The Company entered into a definitive letter of intent, dated June 26, 1998, to sell PMA Cayman. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to be completed in the third quarter of 1998. In connection with the announced sale, the Company recorded a $2.4 million pre-tax loss in the second quarter, which is included in "Net Realized Investment Gains.".

   CALIBER ONE RESULTS OF OPERATIONS

Summarized financial results of Caliber One for the three and six months ended June 30, 1998, are as follows:

                         (dollar amounts in thousands)

                                                                             Three Months Ended    Six Months Ended
                                                                                   June 30,             June 30,
                                                                                    1998                 1998
                                                                                   ------              -------
Net premiums written                                                               $  705              $   917
                                                                                   ======              =======
Net premiums earned                                                                $  165              $   191
Net investment income                                                                 371                  714
                                                                                   ------              -------
Operating revenues                                                                    536                  905
                                                                                   ------              -------
Losses and LAE incurred                                                               133                  153
Acquisition and operating expenses                                                  1,084                1,822
                                                                                   ------              -------
Total losses and expenses                                                           1,217                1,975
                                                                                   ------              -------

Pre-tax operating income                                                           $ (681)             $(1,070)
                                                                                   ======              =======

Due to the start-up nature of the business, the financial ratios for Caliber One do not provide meaningful representation of the operating results, and therefore, have been excluded from the table above. Gross premiums written and net premiums written for Caliber One in the second quarter of 1998 were $1.3 million and $705,000, respectively, representing a 345% increase in gross premiums written and a 233% increase in net premiums written compared to the first quarter of 1998. The loss ratio for the second quarter of 1998 was 80.6%. As expected, operating expenses, which include start-up costs, in the first half of 1998 were high relative to the premium volume, which distorts the expense ratio. Management expects operating expenses to be more commensurate with premium volume over time as premium volume continues to grow. Net investment income was $371,000 for the second quarter of 1998.

   CORPORATE AND OTHER RESULTS OF OPERATIONS

Corporate and Other is primarily comprised of corporate overhead and the operations of the Company's properties. For the three and six months ended June 30, 1998, Corporate and Other recorded pre-tax operating losses before interest expense of $2.8 million and $5.5 million, respectively, compared to $2.6 million and $4.5 million for the three and six months ended June 30, 1997, respectively. The higher operating loss in 1998 compared to the same period in 1997 relates to increased corporate operating costs, primarily related to compensation as the Company implemented a new management incentive compensation plan in the second quarter of 1997 that increased expenses for 1998 relative to the first half of 1997, partially offset by operating costs associated with certain corporate properties disposed of in the third quarter of 1997.

   NET REALIZED INVESTMENT GAINS

The Company recorded net realized investment gains of $3.7 million and $11.3 million for the three and six months ended June 30, 1998, respectively, compared to net realized investment losses of $680,000 and $1.9 million for the comparable 1997 periods. Gains and losses on the sale of investments are recognized as a component of net income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future results. In addition, the $2.4 million pre-tax loss related to the announced sale of PMA Cayman was included in net realized investment gains for the three and six months ended June 30, 1998.

   INTEREST EXPENSE AND INCOME TAXES

Interest expense for the second quarter decreased $126,000 compared to the same period in 1997 due to interest rate fluctuations. Interest expense decreased $759,000 for the six months ended June 30, 1998 compared to the 1997 period due to the refinancing of the Company's debt in March of 1997. The Company's effective tax rate was 13.2% and 16.0% for the three and six months ended June 30, 1998, compared to 111.1% and (101.4%) for the three and six months ended June 30, 1997. The Company recorded a net deferred tax asset of $63.0 million as of June 30, 1998 compared to $70.4 million as of December 31, 1997.

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

The Company paid interest of $4.2 million and $7.5 million for the three and six months ended June 30, 1998, compared to $4.2 million and $12.2 million for the three and six months ended June 30, 1997. The decrease in interest paid for the first half of 1998 relates to the fact that the March 1997 refinancing of PMC's debt obligations accelerated certain interest payments to the first quarter of 1997. The Company paid $2.1 million and $4.1 million of dividends to shareholders in the three and six month periods ended June 30, 1998, respectively, compared to $2.0 million and $4.0 million for the comparable periods in 1997.

Dividends received from subsidiaries were $6.0 million and $10.0 million for the three and six months ended June 30, 1998, respectively, compared to $4.0 million and $8.0 million for the comparable 1997 periods. Net tax cash flows from subsidiaries were $8.7 million and $14.7 million for the three and six months ended June 30, 1998, respectively, compared to $5.8 million and $8.4 million for the comparable 1997 periods.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under such laws and regulations, dividends may not be paid without prior approval of the Commissioner in excess of the greater of (i) 10% of surplus as regards to policyholders as of the end of the preceding year or
(ii) statutory net income for the preceding year, but in no event to exceed unassigned funds. Under this standard, the Company's domestic insurance subsidiaries can pay an aggregate of $51.2 million of dividends, without the prior approval of the Commissioner, during 1998. Caliber One Indemnity Company is directly owned by PMA Re, and as such, its dividends may not be paid directly to PMC.

PMC's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Company's credit facility, under the most restrictive debt covenant, PMC would be able to pay dividends of approximately $14.5 million in 1998.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

   CAPITAL RESOURCES

The Company's total assets increased $18.2 million to $3,075.4 million at June 30, 1998 compared to $3,057.3 million at December 31, 1997. Total investments decreased $35.4 million to $2,159.3 million at June 30, 1998. This decrease was primarily attributable to the Property and Casualty Group's pay-down of loss reserves from prior accident years. All other assets increased $53.6 million, mainly due to increases in uncollected premiums of $40.9 million and reinsurance receivables of $15.4 million in comparison to December 31, 1997. The increases in uncollected premiums compared to December 31, 1997 were primarily related to the cyclical nature of the premium volume and collection patterns throughout the year. The uncollected premiums are more comparable to the balances at June 30, 1997. The increase in reinsurance receivables compared to December 31, 1997 primarily relates to the Property and Casualty Group's new reinsurance treaty for Commercial Lines entered into during 1997 which has increased the amount of ceded losses, which increases the reinsurance receivables balance. Additional increases in other assets and deferred acquisition costs of $24.9 million and $8.1 million, respectively, were offset by a decrease in cash of $24.6 million related to settlement timing of investment transactions at December 31, 1997. The increase in other assets at June 30, 1998 compared to December 31, 1997 primarily relates to timing differences in prepaid expenses and miscellaneous assets at the operating companies. The increase in deferred acquisition costs at June 30, 1998 compared to December 31, 1997 is primarily due to the higher acquisition costs at PMA Re (see "PMA Re Results of Operations") as well as the cyclical nature of the premium writings which increases acquisition costs in the beginning of the year.

Consolidated shareholders' equity at June 30, 1998, totaled $496.4 million or $20.96 per share compared to $478.3 million or $19.96 per share at December 31, 1997. As a result of changes in market interest rates, the unrealized appreciation of investments, net of tax, was $26.3 million at June 30, 1998, compared to $18.8 million at December 31, 1997, resulting in an increase in shareholders' equity of $7.5 million or $0.32 per share.

At June 30, 1998, the Company had $203.0 million outstanding under its existing credit facility, with $32.0 million available for additional borrowings. Management also entered into an interest rate swap agreement which is intended to manage the impact of the potential volatility of the interest rate associated with the floating rates on the credit facility. The interest rate swap covers a notional principal amount of $150.0 million and effectively converts the floating rate on such portion of the credit facility to a fixed rate of 7.24%.

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

   YEAR 2000 ISSUE

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its own computer systems to address the Year 2000 issue in late 1995. Management anticipates that by year-end 1998, it will have substantially completed all necessary programming work. Accordingly, management believes that Year 2000 issues related to the Company's hardware and internal software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The cost of this work through June 30, 1998 has been approximately $5.3 million. The Company estimates that the total remaining cost will be approximately $175,000, which will be expensed throughout the remainder of 1998.

The Company is currently in the process of evaluating its relationships with third parties with whom the Company has a direct and material relationship to determine whether they are Year 2000 compliant. The responses by such third parties to inquiries made by the Company as have been received to date indicate that these third parties either are or expect to be compliant by the year 2000. Even assuming that all material third parties provide a timely representation affirming such Year 2000 compliance, however, it is not possible to state with certainty that such representations will turn out to have been accurate, or that the operations of such third parties will not be materially impacted in turn by other parties with whom they themselves have a material relationship, and who fail to timely become Year 2000 compliant. Consequently, it is not possible to predict whether or to what extent the Year 2000 issues may have an adverse material impact on the Company as a result of their impact on the operations of third parties with whom the Company has a material relationship.

Many experts now believe that Year 2000 issues may have a material adverse impact on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 issues, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. Although management has concluded that under a fair reading of the various policies of insurance issued by the Company no coverage for Year 2000 issues should be considered to exist, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in various jurisdictions. Accordingly, important factors which could cause actual results to differ materially from those expressed in the forward looking statements include, but are not limited to, the inability of the Company to accurately estimate the impact of the Year 2000 issue on the insurance issued by, or other business operations of, the Company.

   NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $4.0 million (after income taxes of $2.2 million) and $8.9 million (after income taxes of $4.8 million) for the three and six months ended June 30, 1998 and net realized investment losses of $137,000 (after income taxes of $74,000) and $950,000 (after income taxes of $512,000) for the three and six months ended June 30, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information from 1997 for comparability, primarily related to certain corporate expenses that were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3, which is effective for fiscal years beginning after December 31, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, and such increase may be material. The impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Shareholders was held on April 27, 1998. At the meeting, the following nominees were elected to serve as members of the Class of 2001 of the Company's Board of Directors, to serve for a term of three years and until their successors are elected:

Name of Nominee                                    Votes Cast For                           Votes Withheld
-------------------------------------  ---------------------------------------  ---------------------------------------
Louis N. McCarter, III                                              84,759,568                                  842,768
-----------------------------------------------------------------------------------------------------------------------
John W. Miller, Jr.                                                 85,524,568                                   77,768
-----------------------------------------------------------------------------------------------------------------------
Edward H. Owlett                                                    84,759,568                                  842,768
-----------------------------------------------------------------------------------------------------------------------
Louis I. Pollock                                                    84,759,568                                  842,768
-----------------------------------------------------------------------------------------------------------------------

The name of each director whose term of office as a director continued after the meeting and such director's respective class is as set forth below:

Class of 1999:                          Class of 2000:
--------------------------              --------------------------
Paul I. Detwiler, Jr.                   Frederick W. Anton III
Anne S. Genter                          Joseph H. Foster
A. John May                             James F. Malone II
Roderic H. Ross                         L.J. Rowell, Jr.
John W. Smithson

Item 5.  Other Information

Any shareholders who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at The PMA Building, 380 Sentry Parkway, Blue Bell, Pennsylvania 19422, not later than November 26, 1998.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to February 9, 1999, then management proxies will be allowed to use their discretionary authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting of Shareholders, even though there is no discussion of the 1999 proxy statement.

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


(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PENNSYLVANIA MANUFACTURERS
                         CORPORATION



Date:  8/13/98          By: /s/  Francis W. McDonnell
       -------              --------------------------

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