Form 10-Q
period 1998-09-30
PENNSYLVANIA MANUFACTURERS CORP
filed 1998-11-13
CIK 1041665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number  000-22761

                    Pennsylvania Manufacturers Corporation
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

              Pennsylvania                                       23-2217932
     -------------------------------                        --------------------
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

            THE PMA BUILDING
            380 SENTRY PARKWAY
           BLUE BELL PENNSYLVANIA                                   19422-2328
 ---------------------------------------                            ----------
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

YES /X/ NO /  /

There were 14,179,580 shares outstanding of the registrant's common stock, $5 par value per share, and 9,146,028 shares outstanding of the registrant's Class A common stock, $5 par value per share, as of the close of business on September 30, 1998.

                                     INDEX

 ---------------------------------------------------------------------------------------------

                                                                                         PAGE
Part I.   FINANCIAL INFORMATION

Item 1.   Financial statements

            Consolidated statements of operations for the three and nine months
            ended September 30, 1998 (unaudited) and 1997 (unaudited)                     1

            Consolidated balance sheets as of September 30, 1998 (unaudited) and
            December 31, 1997                                                             2

            Consolidated statements of comprehensive income for the three and
            nine months ended September 30, 1998 (unaudited) and 1997 (unaudited)         3

            Consolidated statements of cash flows for the nine months ended
            September 30, 1998 (unaudited) and 1997 (unaudited)                           4

            Notes to the consolidated financial statements                                5

Item 2.     Management's discussion and analysis of financial condition
            and results of operations                                                     9

Part II.    OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K                                              24

Part1.  Item 1.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                        September 30,
(dollar amounts in thousands, except per share data)          1998              1997              1998               1997
                                                        ----------------  ----------------  -----------------  -----------------
REVENUES:
  Net premiums written                                         $120,653          $ 67,475           $369,134           $315,760
  Change in net unearned premiums                                (6,636)           (4,505)           (33,541)           (30,389)
                                                               --------          --------           --------           --------
      Net premiums earned                                       114,017            62,970            335,593            285,371
  Net investment income                                          29,163            34,353             94,363            102,812
  Net realized investment gains                                   4,099             5,531             15,362              3,600
  Service revenues                                                2,192             2,674              7,282              7,712
                                                               --------          --------           --------           --------
      Total revenues                                            149,471           105,528            452,600            399,495
                                                               --------          --------           --------           --------

Losses and expenses:
  Losses and loss adjustment expenses                            83,473            47,785            256,230            240,919
  Acquisition expenses                                           25,985            20,093             77,748             66,562
  Operating expenses                                             18,154            18,765             55,654             55,670
  Dividends to policyholders                                      5,507             3,566             13,637             10,183
  Interest expense                                                3,768             3,803             11,231             12,025
                                                               --------          --------           --------           --------
      Total losses and expenses                                 136,887            94,012            414,500            385,359
                                                               --------          --------           --------           --------

  Income before income taxes and
      extraordinary loss                                         12,584            11,516             38,100             14,136

Provision (benefit) for income taxes:
  Current                                                          (424)             (741)               267             (1,094)
  Deferred                                                        2,456             4,913              5,836              2,609
                                                               --------          --------           --------           --------
      Total                                                       2,032             4,172              6,103              1,515
                                                               --------          --------           --------           --------

  Income before extraordinary loss                               10,552             7,344             31,997             12,621

  Extraordinary loss from early
      extinguishment of debt (net of
      income tax benefit of $2,549)                                  --                --                 --             (4,734)
                                                               --------          --------           --------           --------
Net income                                                     $ 10,552          $  7,344           $ 31,997           $  7,887
                                                               ========          ========           ========           ========

INCOME PER BASIC AND DILUTED SHARE:
  Basic:
      Income before extraordinary loss                         $   0.45          $   0.31           $   1.35           $   0.53
      Extraordinary loss                                             --                --                 --              (0.20)
                                                               --------          --------           --------           --------
  Net income                                                   $   0.45          $   0.31           $   1.35           $   0.33
                                                               ========          ========           ========           ========

  Diluted:
      Income before extraordinary loss                         $   0.43          $   0.30           $   1.30           $   0.51
      Extraordinary loss                                             --                --                 --              (0.19)
                                                               --------          --------           --------           --------
  Net income                                                   $   0.43          $   0.30           $   1.30           $   0.32
                                                               ========          ========           ========           ========

       See accompanying notes to the consolidated financial statements.

                     PENNSYLVANIA MANUFACTURERS CORPORATION
                          Consolidated Balance Sheets

                                                                                             (Unaudited)
                                                                                            September 30,   December 31,
(dollar amounts in thousands, except share data)                                                 1998           1997
                                                                                            --------------  -------------
ASSETS
Investments:
Fixed maturities available for sale, at fair value
          (amortized cost: 1998 - $1,805,137; 1997 - $1,900,594)                               $1,875,910     $1,929,518
  Equity securities, at fair value (cost: 1998 - $5; 1997 - $5)                                        15             13
  Short-term investments, at amortized cost which approximates fair value                          91,328        265,207
                                                                                               ----------     ----------
          Total investments                                                                     1,967,253      2,194,738

  Cash                                                                                              7,595         32,148
  Investment income due and accrued                                                                23,674         23,818
  Uncollected premiums (net of allowance for uncollectible accounts:
    1998 - $18,545; 1997 - $18,406)                                                               294,534        252,425
  Reinsurance receivables (net of allowance for uncollectible reinsurance:
          1998 - $2,168; 1997 - $2,096)                                                           604,108        332,406
  Property and equipment (net of accumulated depreciation:
          1998 -$50,910; 1997 - $42,771)                                                           37,088         38,621
  Deferred income taxes, net                                                                       49,907         70,391
  Deferred acquisition costs                                                                       55,958         45,288
  Other assets                                                                                     91,805         67,423
                                                                                               ----------     ----------
          Total assets                                                                         $3,131,922     $3,057,258
                                                                                               ==========     ==========

LIABILITIES
  Unpaid losses and loss adjustment expenses                                                   $1,951,497     $2,003,187
  Unearned premiums                                                                               253,216        211,455
  Long-term debt                                                                                  203,000        203,000
  Dividends to policyholders                                                                        9,605         10,200
  Funds held under reinsurance treaties                                                            75,678         69,545
  Taxes, licenses and fees, and other expenses                                                     53,622         49,410
  Other liabilities                                                                                67,724         32,114
                                                                                               ----------     ----------
          Total liabilities                                                                     2,614,342      2,578,911
                                                                                               ----------     ----------

SHAREHOLDERS' EQUITY
  Common stock, $5 par value (40,000,000 shares authorized;
          1998 - 14,615,587 shares issued and 14,179,580 outstanding;
          1997 - 15,286,263 shares issued and 14,850,789 outstanding)                              73,078         76,431
  Class A common stock, $5 par value (40,000,000 shares authorized;
          1998 - 9,827,358 shares issued and 9,146,028 outstanding;
          1997 - 9,156,682 shares issued and 9,117,735 outstanding)                                49,136         45,783
  Additional paid-in capital - Class A common stock                                                   339            339
  Retained earnings                                                                               367,999        343,368
  Accumulated other comprehensive income                                                           46,009         18,806
  Notes receivable from officers                                                                     (198)          (198)
  Treasury stock, at cost:
   Common stock (shares: 1998 - 436,007 and 1997 - 435,474)                                        (5,582)        (5,572)
   Class A common stock (shares: 1998 - 681,330 and 1997 - 38,947)                                (13,201)          (610)
                                                                                               ----------     ----------
          Total shareholders' equity                                                              517,580        478,347
                                                                                               ----------     ----------
          Total liabilities and shareholders' equity                                           $3,131,922     $3,057,258
                                                                                               ==========     ==========

       See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
(dollar amounts in thousands)                                          September 30,                     September 30,
                                                                  1998             1997              1998             1997
                                                                  ----             ----              ----             ----
Net income                                                       $10,552          $ 7,344         $ 31,997          $ 7,887
                                                                 -------          -------         --------          -------

Other comprehensive income, net of tax:
  Unrealized gains on securities:
   Holding gains arising during the period                        22,363           28,185           38,761           19,955
   Less:  reclassification adjustment for gains
       included in net income                                     (2,651)          (3,334)         (11,558)          (2,384)
                                                                 -------          -------         --------          -------

Other comprehensive income                                        19,712           24,851           27,203           17,571
                                                                 -------          -------         --------          -------

Comprehensive income                                             $30,264          $32,195         $ 59,200          $25,458
                                                                 =======          =======         ========          =======

       See accompanying notes to the consolidated financial statements.

                    PENNSYLVANIA MANUFACTURERS CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
(dollar amounts in thousands)
                                                                                            1998          1997
                                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $    31,997   $     7,887
 Adjustments to reconcile net income to net cash flows used in operating activities:
  Depreciation                                                                                4,155         7,117
  (Accretion) amortization                                                                     (878)        3,832
  Provision for deferred income taxes                                                         5,836         2,609
  Extraordinary loss from early extinguishment of debt                                           --        (4,734)
  Net realized investment gains                                                             (15,362)       (3,600)
  Change in uncollected premiums and unearned premiums, net                                    (348)       23,523
  Change in dividends to policyholders                                                         (595)       (1,820)
  Change in reinsurance receivables                                                         (54,165)      (36,523)
  Change in unpaid losses and loss adjustment expenses                                      (51,690)     (101,912)
  Change in investment income due and accrued                                                   144          (313)
  Other, net                                                                                  7,671        14,275
                                                                                        -----------   -----------
Net cash flows used in operating activities                                                 (73,235)      (89,659)
                                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed maturity investments available for sale:
  Purchases                                                                              (1,377,422)   (1,462,705)
  Maturities or calls                                                                       108,013       122,974
  Sales                                                                                   1,175,526     1,432,258
 Equity securities:
  Sales                                                                                          --             3
 Net sales (purchases) of short-term investments                                            162,296        (7,047)
 Proceeds from sale of corporate properties                                                      --         7,145
 Proceeds from sale of subsidiary                                                             2,902            --
 Net purchases of property and equipment                                                     (2,601)       (2,245)
                                                                                        -----------   -----------
Net cash flows provided by investing activities                                              68,714        90,383
                                                                                        -----------   -----------

Cash flows from financing activities:
 Dividends paid to shareholders                                                              (6,086)       (5,966)
 Proceeds from long-term debt                                                                    --       210,000
 Repayments of long-term debt                                                                    --      (211,699)
 Repayments of notes receivable from officers                                                    --         1,034
 Treasury stock transactions, net                                                           (13,946)          626
                                                                                        -----------   -----------
Net cash flows used in financing activities                                                 (20,032)       (6,005)
                                                                                        -----------   -----------

Net decrease in cash                                                                        (24,553)       (5,281)
Cash January 1                                                                               32,148         7,176
                                                                                        -----------   -----------
Cash September 30                                                                       $     7,595   $     1,895
                                                                                        ===========   ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash received for income taxes                                                        $      (616)  $   (19,312)
  Cash paid for interest                                                                $    11,150   $    15,637


       See accompanying notes to the consolidated financial statements.

                     PENNSYLVANIA MANUFACTURERS CORPORATION

                 Notes to the Consolidated Financial Statements

1.   General

The accompanying consolidated financial statements include the accounts of Pennsylvania Manufacturers Corporation ("PMC") and its wholly and majority owned subsidiaries (the "Company"). PMC is an insurance holding company that sells property and casualty reinsurance and insurance through its insurance subsidiaries. PMC's insurance subsidiaries are domiciled in Pennsylvania, except for its excess and surplus lines affiliate which is domiciled in Delaware, and certain foreign subsidiaries.

Reinsurance -- PMC's reinsurance operations ("PMA Re"), including PMA Reinsurance Corporation, emphasize risk-exposed, excess of loss reinsurance and operate in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

Workers' Compensation and Primary Standard Insurance -- PMC's property and casualty insurance subsidiaries (the "Property and Casualty Group") write workers' compensation and other standard lines of commercial insurance primarily in the Mid-Atlantic and Southern regions of the U.S.

Specialty Property and Casualty Insurance -- In January of 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One writes primarily casualty business through surplus lines brokers on a nationwide basis. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is presently authorized as a surplus lines carrier in 41 states, Washington, DC, and Puerto Rico, with applications pending for the remaining states.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 1998 presentation. Additionally, net premiums written were reduced by $37.0 million for both the three and nine months ended September 30, 1997, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. These adjustments to net premiums written were made for presentation purposes only and had previously been reflected in the Company's reported revenues, financial position and results of operations.

Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the December 31, 1997 audited consolidated financial statements and footnotes thereto included in PMC's 1997 Annual Report to Shareholders and incorporated by reference in PMC's Form 10-K annual report for the year ended December 31, 1997.

2.   Per Share Data

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and Related Interpretations. The Company adopted SFAS No. 128 in 1997. In accordance with SFAS No. 128, all prior period data presented has been restated to conform to the provisions of this statement. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 also requires a reconciliation of the numerators and denominators used in the basic earnings per share calculation to the numerators and denominators used in the diluted earnings per share calculation. Such reconciliation is provided below:

                                                       (dollar amounts in thousands, except share data)
                                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                           September 30,
                                               1998                1997                1998                1997
                                        ------------------  ------------------  ------------------  ------------------
Numerator:
Control number - income
  Before extraordinary loss...........         $    10,552         $     7,344         $    31,997         $    12,621

DENOMINATOR:
Basic shares - weighted average
  Common and Class A common
  Shares outstanding..................          23,573,472          23,870,089          23,704,376          23,845,194


Dilutive stock options................           1,043,105             639,843             945,028             661,544
                                               -----------         -----------         -----------         -----------
Total diluted shares..................          24,616,577          24,509,932          24,649,404          24,506,738
                                               ===========         ===========         ===========         ===========

Basic earnings per share: For the three and nine months ended September 30, 1998 and 1997, basic earnings per share calculations were based upon the weighted average number of common and Class A common shares outstanding for the periods.

Diluted earnings per share: For the three and nine months ended September 30, 1998 and 1997, diluted earnings per share calculations were based upon the weighted average number of common and Class A common shares outstanding for the periods and the assumed exercise price of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A common stock.

3.  Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $2.7 million (after income taxes of $1.4 million) and $11.6 million (after income taxes of $6.2 million) for the three and nine months ended September 30, 1998 and $3.3 million (after income taxes of $1.8 million) and $2.4 million (after income taxes of $1.3 million) for the three and nine months ended September 30, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. The Company has excluded net realized investment gains (losses) from the profit and loss measurement it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of future performance and (ii) in many instances, decisions to buy and sell securities are made at the parent holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information for 1997 for comparability, primarily related to certain corporate expenses that were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

The following table indicates the Company's pre-tax operating income (loss) by principal business segment for the three and nine months ended September 30, 1998 and 1997:

                                                                 (dollar amounts in thousands)
                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                    1998            1997 (1)            1998         1997 (1)
-------------------------------------------------------------------------------------------------------------
PMA Re                                            $11,930           $11,487           $34,882        $34,674
The Property and Casualty Group:
 Excluding Run-off Operations                       3,389               (76)            8,343         (4,857)
 Run-off Operations                                  (387)              999                41           (108)
                                                  -------           -------           -------        -------
 Total                                              3,002               923             8,384         (4,965)
Caliber One                                          (247)               --            (1,317)            --
Corporate and Other                                (2,432)           (2,622)           (7,980)        (7,148)
                                                  -------           -------           -------        -------
Pre-tax operating income before
 interest expense                                  12,253             9,788            33,969         22,561
Interest expense                                    3,768             3,803            11,231         12,025
                                                  -------           -------           -------        -------
Pre-tax operating income                            8,485             5,985            22,738         10,536
Net realized investment gains                       4,099             5,531            15,362          3,600
                                                  -------           -------           -------        -------
Income before income taxes and
 extraordinary loss                                12,584            11,516            38,100         14,136
Provision for income taxes                          2,032             4,172             6,103          1,515
                                                  -------           -------           -------        -------
Income before extraordinary loss                   10,552             7,344            31,997         12,621
Extraordinary loss                                     --                --                --         (4,734)
                                                  -------           -------           -------        -------
Net income                                        $10,552           $ 7,344           $31,997        $ 7,887
                                                  -------           -------           -------        -------

(1) Pre-tax operating income (loss) by principal business segment has been reclassified for 1997 to reflect the changes related to the implementation of SFAS No. 131.

The following table indicates the Company's total assets by principal business segment at September 30, 1998:


                                    (dollar amounts in thousands)
PMA Re                                       $1,223,315
The Property and Casualty Group:
 Excluding Run-off Operations                 1,722,177
 Run-off Operations                             116,242
                                             ----------
 Total                                        1,838,419
Caliber One                                      63,725
Corporate and Other                               6,463
                                             ----------

 Total assets                                $3,131,922
                                             ==========


In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3, which is effective for fiscal years beginning after December 15, 1998, provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, although such increase is not expected to exceed $5.0 million. The impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

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

4.  Sale of Subsidiary

Effective July 1, 1998, the Company sold PMA Insurance, Cayman Ltd. ("PMA Cayman"), one of the entities included in the Property and Casualty Group's Run-off Operations, which reinsures claims for certain policies written by Pennsylvania Manufacturers' Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company (the "Pooled Companies"), to a third party for a purchase price of $1.8 million and recorded an after-tax loss of $1.6 million. In addition, the Company transferred to the buyer $231.5 million in cash and invested assets and recorded reinsurance receivables of $241.8 million as of September 30, 1998 related to the existing reinsurance agreements with PMA Cayman. If the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves have been established, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

5.  Cost Reduction Initiatives

During 1997, the Company recorded a $7.0 million charge in operating expenses for costs associated with nonvoluntary terminations of approximately 60 employees in various operational and management positions. During 1998, the Company recorded additional charges of approximately $500,000 in operating expenses for such terminations. As of September 30, 1998, approximately $2.0 million of such charges remained in Other Liabilities on the balance sheet.

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

  RESULTS OF OPERATIONS

The table below presents the major components of net income for the Company for the three and nine months ended September 30, 1998 and 1997:



                                       (dollar amounts in thousands, except per share data)



                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                   September 30,
                                                     1998          1997              1998            1997
------------------------------------------------------------------------------------------------------------
Pre-tax operating income (1)                      $ 8,485          $ 5,985          $22,738          $10,536
Net realized investment gains                       4,099            5,531           15,362            3,600
                                                  -------          -------          -------          -------
Income before income taxes and
  extraordinary loss                               12,584           11,516           38,100           14,136
Provision for income taxes                          2,032            4,172            6,103            1,515
                                                  -------          -------          -------          -------
Income before extraordinary loss                   10,552            7,344           31,997           12,621
Extraordinary loss, net of related taxes               --               --               --           (4,734)
                                                  -------          -------          -------          -------
Net income                                        $10,552          $ 7,344          $31,997          $ 7,887
                                                  =======          =======          =======          =======

PER BASIC SHARE:
Income before extraordinary loss                  $  0.45          $  0.31          $  1.35          $  0.53
Extraordinary loss                                     --               --               --            (0.20)
                                                  -------          -------          -------          -------
Net income                                        $  0.45          $  0.31          $  1.35          $  0.33
                                                  =======          =======          =======          =======

PER DILUTED SHARE:
Income before extraordinary loss                  $  0.43          $  0.30          $  1.30          $  0.51
Extraordinary loss                                     --               --               --            (0.19)
                                                  -------          -------          -------          -------
Net income                                        $  0.43          $  0.30          $  1.30          $  0.32
                                                  =======          =======          =======          =======

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, but excluding net realized investment gains. The Company has excluded net realized investment gains (losses) from the profit and loss measurement it utilizes to assess the perfornance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of future performance and (ii) in many instances, decisions to buy and sell securities are made at the parent holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

The following table indicates the Company's pre-tax operating income (loss) by principal business segment for the three and nine months ended September 30, 1998 and 1997:

                                                 (dollar amounts in thousands)

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                   1998             1997 (1)            1998            1997 (1)
----------------------------------------------------------------------------------------------------------------
PMA Re                                            $11,930           $11,487           $34,882           $34,674
The Property and Casualty Group:
 Excluding Run-off Operations                       3,389               (76)            8,343            (4,857)
 Run-off Operations                                  (387)              999                41              (108)
                                                  -------           -------           -------           -------
 Total                                              3,002               923             8,384            (4,965)
Caliber One                                          (247)               --            (1,317)               --
Corporate and Other                                (2,432)           (2,622)           (7,980)           (7,148)
                                                  -------           -------           -------           -------
Pre-tax operating income before
 interest expense                                  12,253             9,788            33,969            22,561
Interest expense                                    3,768             3,803            11,231            12,025
                                                  -------           -------           -------           -------
Pre-tax operating income                          $ 8,485           $ 5,985           $22,738           $10,536
                                                  =======           =======           =======           =======

(1) Pre-tax operating income (loss) by principal business segment has been reclassified for 1997 to reflect the changes related to the implementation of SFAS No. 131 (see Note 3 to the Consolidated Financial Statements for further discussion).

The following table indicates the Company's total assets by principal business segment at September 30, 1998:

                         (dollar amounts in thousands)
PMA Re                                                         $1,223,315
The Property and Casualty Group:
 Excluding Run-off Operations                                   1,722,177
 Run-off Operations                                               116,242
                                                               ----------
 Total                                                          1,838,419
Caliber One                                                        63,725
Corporate and Other                                                 6,463
                                                               ----------

 Total assets                                                  $3,131,922
                                                               ==========

On a consolidated basis, the Company reported pre-tax operating income of $8.5 million and $22.7 million for the three and nine months ended September 30, 1998, respectively, compared to pre-tax operating income of $6.0 million and $10.5 million for the three and nine months ended September 30, 1997. The increases in pre-tax operating income for the three and nine months ended September 30, 1998, compared to the same periods in 1997, were primarily due to increased operating income at the Property and Casualty Group and PMA Re, partially offset by the Caliber One pre-tax operating losses related to the commencement of its operations. The improvements in pre-tax operating results for the Property and Casualty Group were primarily related to improved loss experience in workers' compensation business, reduced exposures in other commercial lines business and lower operating expenses resulting from the Property and Casualty Group's ongoing cost reduction initiatives. PMA Re's increased pre-tax operating results for the three and nine months ended September 30, 1998 compared to the same periods in 1997 were as a result of increased premium volume, lower loss ratios and higher investment income, partially offset by increased acquisition costs.

Interest expense for the three months ended September 30, 1998 was comparable to the third quarter of 1997 and decreased $794,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due to the March 1997 refinancing of the Company's debt facility.

Net realized investment gains were $4.1 million and $15.4 million for the three and nine months ended September 30, 1998, respectively, compared to $5.5 million and $3.6 million for the comparable 1997 periods. Gains and losses on the sale of investments are recognized as a component of net income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future results.

Net income on a consolidated basis, before extraordinary loss, was $10.6 million, or $0.45 per basic share and $0.43 per diluted share, and $32.0 million, or $1.35 per basic share and $1.30 per diluted share, for the three and nine months ended September 30, 1998, respectively, compared to $7.3 million, or $0.31 per basic share and $0.30 per diluted share, and $12.6 million, or $0.53 per basic share and $0.51 per diluted share, for the three and nine months ended September 30, 1997, respectively. On March 14, 1997, the Company refinanced substantially all of its outstanding credit agreements not already maturing in 1997. In connection with this refinancing, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.7 million, or $0.20 per basic share and $0.19 per diluted share, net of tax.

     PMA RE RESULTS OF OPERATIONS

Summarized financial results of PMA Re for the three and nine months ended September 30, 1998 and 1997, were as follows:

                                                 (dollar amounts in thousands)

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                   1998             1997 (1)            1998            1997 (1)
-----------------------------------------------------------------------------------------------------------------
Net premiums written                                $54,687           $45,019          $172,595          $141,298
                                                    =======           =======          ========          ========

Net premiums earned                                 $56,386           $39,208          $157,353          $124,295
Net investment income                                13,732            13,460            40,903            38,748
                                                    -------           -------          --------          --------
Operating revenues                                   70,118            52,668           198,256           163,043
                                                    -------           -------          --------          --------

Losses and LAE incurred                              37,633            28,512           107,311            90,743
Acquisition and operating expenses                   20,555            12,669            56,063            37,626
                                                    -------           -------          --------          --------
Total losses and expenses                            58,188            41,181           163,374           128,369
                                                    -------           -------          --------          --------

Pre-tax operating income                            $11,930           $11,487          $ 34,882          $ 34,674
                                                    =======           =======          ========          ========

GAAP loss ratio                                        66.7%             72.7%             68.2%             73.0%
GAAP combined ratio                                   103.2%            105.0%            103.8%            103.3%
SAP loss ratio                                         66.6%             72.5%             67.8%             72.9%
SAP combined ratio                                    104.7%            102.6%            104.5%            103.2%

     Premium Revenues

The following table indicates PMA Re's gross and net premiums written by major category of business:


                                                  (dollar amounts in thousands)

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                      September 30,
                                                      1998            1997             1998             1997
--------------------------------------------------------------------------------------------------------------
Gross premiums written:
  Casualty lines                                    $49,857          $34,331         $152,465         $117,620
  Property lines                                     17,066           21,789           58,379           58,705
  Other lines                                           308              206              809              707
                                                    -------          -------         --------         --------
Total                                               $67,231          $56,326         $211,653         $177,032
                                                    =======          =======         ========         ========

Net premiums written:
  Casualty lines                                    $40,922          $25,576         $124,457         $ 93,862
  Property lines                                     13,516           19,259           47,365           46,760
  Other lines                                           249              184              773              676
                                                    -------          -------         --------         --------
Total                                               $54,687          $45,019         $172,595         $141,298
                                                    =======          =======         ========         ========

Gross premiums written increased $10.9 million, or 19.4%, and $34.6 million, or 19.6%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. For the three months ended September 30, 1998, gross premiums written increased 45.2% for casualty lines and decreased 21.7% for property lines compared to the same period in 1997. For the nine months ended September 30, 1998, gross premiums written increased 29.6% for casualty lines and decreased 0.6% for property lines compared to the same period in 1997. Premium growth has resulted primarily from expanding relationships with existing clients reflecting PMA Re's focus on increased participations on existing reinsurance treaties and participations on new programs for current clients. PMA Re added 33 new programs for existing clients during the first nine months of 1998. PMA Re also added contracts with 14 new ceding companies, which meet the criteria established internally defining small to medium size companies. These increases were partially offset by the highly competitive conditions in the U.S. reinsurance market, which resulted in 46 accounts being non-renewed during the first nine months of 1998, largely due to inadequate rates and/or other underwriting concerns.

Net premiums written increased $9.7 million, or 21.5%, and $31.3 million, or 22.1%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. PMA Re made changes to its retrocessional program in the second half of 1997 and in 1998, which reduced the percentage of premiums ceded to retrocessionaires in 1998. Net premiums earned for PMA Re also increased $17.2 million, or 43.8%, and $33.1 million, or 26.6%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Net premiums earned generally follow growth patterns similar to net premiums written after giving effect to a lag in premium earnings.

     Losses and Expenses

The following table reflects the components of PMA Re's combined ratios, as computed under GAAP:

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                   1998                1997             1998               1997
----------------------------------------------------------------------------------------------------------------
Loss ratio                                         66.7%               72.7%            68.2%               73.0%
                                                  -----               -----            -----               -----
Expense ratio:
  Acquisition expenses                             30.6%               24.5%            29.2%               24.0%
  Operating expenses                                5.9%                7.8%             6.4%                6.3%
                                                  -----               -----            -----               -----
  Total expense ratio                              36.5%               32.3%            35.6%               30.3%
                                                  -----               -----            -----               -----
Combined ratio  - GAAP (1)                        103.2%              105.0%           103.8%              103.3%
                                                  =====               =====            =====               =====

(1) The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition expenses, plus operating expenses, plus policyholders' dividends (where applicable), all divided by net premiums earned.

For both the three and nine month periods ended September 30, 1998, PMA Re posted lower loss ratios, reflecting higher levels of favorable loss reserve development and the effects of more treaties written with ceding commissions, which increases the proportion of the subject premium assumed by PMA Re. The three and nine-month periods in 1998 were also impacted by higher acquisition costs, which reflected the aforementioned increase in the number of treaties written with ceding commissions, as well as competitive conditions.

The ratio of operating expenses to net premiums earned (the "Operating Expense Ratio") decreased 1.9 points for the three months ended September 30, 1998, compared to the same period in 1997 and, for the nine months ended September 30, 1998, remained comparable to the same period in 1997. The decrease in the Operating Expense Ratio for the three months ended September 30, 1998 compared to the same period in 1997 primarily reflects a 43.8% increase in net premiums earned versus a 7.4% increase in operating expenses.

     Net Investment Income

PMA Re's operating income was also impacted by higher levels of investment income, which reflected higher average invested assets. For the quarter ended September 30, 1998, PMA Re's net investment income increased $272,000 versus the third quarter of 1997, and for the nine months ended September 30, 1998, net investment income increased $2.2 million versus the comparable 1997 period.

     THE PROPERTY AND CASUALTY GROUP RESULTS OF OPERATIONS

The Property and Casualty Group is comprised of Pennsylvania Manufacturers' Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company (the "Pooled Companies"), PMA Management Corp., Pennsylvania Manufacturers International Insurance, Limited and the Run-off Operations. Run-off operations ("Run-off Operations") of the Property and Casualty Group are comprised of Mid-Atlantic States Casualty Company, PMA Life Insurance Company and PMA Insurance, Cayman Ltd. (which was sold effective July 1, 1998 - see Run-off Operations below for further discussion) and have been established internally to reinsure certain obligations primarily associated with workers' compensation claims written by the Pooled Companies for the years 1991 and prior for statutory accounting purposes. The Run-off Operations have been segregated into separate legal entities and substantially all of the assets of the Run-off Operations are held in trust for the benefit of the Pooled Companies.

Net premiums written for the Property and Casualty Group's Run-off Operations were reduced by $37.0 million for both the three and nine months ended September 30, 1997, representing estimated retrospective policy adjustments related to the current accident year and retrospective policy adjustments paid. These adjustments to net premiums written were made for presentation purposes only and had previously been reflected in the Company's reported revenues, financial position and results of operations. Summarized financial results of the Property and Casualty Group for the three and nine months ended September 30, 1998 and 1997, are as follows:

                                                   (dollar amounts in thousands)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                      1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------
Net premiums written:
  Workers' compensation                             $49,107           $  8,989          $147,502          $108,613
  Commercial lines                                   15,397             13,467            46,829            65,849
                                                    -------           --------          --------          --------
     Total                                          $64,504           $ 22,456          $194,331          $174,462
                                                    =======           ========          ========          ========
Net premiums earned:
  Workers' compensation                             $40,931           $  4,366          $127,942          $ 99,982
  Commercial lines                                   16,458             19,396            50,036            61,094
                                                    -------           --------          --------          --------
     Total                                           57,389             23,762           177,978           161,076
                                                    -------           --------          --------          --------
Net investment income:
  Excluding Run-off Operations                       13,180             13,143            38,547            40,073
  Run-off Operations                                  1,477              7,161            12,780            22,133
                                                    -------           --------          --------          --------
     Total                                           14,657             20,304            51,327            62,206
                                                    -------           --------          --------          --------
Service revenues                                      2,192              2,674             7,282             7,712
                                                    -------           --------          --------          --------
Operating revenues                                   74,238             46,740           236,587           230,994
                                                    -------           --------          --------          --------
Losses and LAE incurred:
  Excluding Run-off Operations                       44,326             50,957           138,010           166,830
  Run-off Operations                                  1,241            (31,610)           10,642           (16,513)
                                                    -------           --------          --------          --------
     Total                                           45,567             19,347           148,652           150,317
                                                    -------           --------          --------          --------
Acquisition and operating expenses:
  Excluding Run-off Operations                       19,539             22,132            63,817            72,891
  Run-off Operations                                    623                772             2,097             2,568
                                                    -------           --------          --------          --------
     Total                                           20,162             22,904            65,914            75,459
                                                    -------           --------          --------          --------
Policyholders' dividends                              5,507              3,566            13,637            10,183
                                                    -------           --------          --------          --------
Total losses and expenses                            71,236             45,817           228,203           235,959
                                                    -------           --------          --------          --------

Pre-tax operating income (loss)                     $ 3,002           $    923          $  8,384          $ (4,965)
                                                    =======           ========          ========          ========

GAAP loss ratio                                        79.4%              81.4%             83.5%             93.3%
GAAP combined ratio (1)                               120.4%             182.6%            124.4%            142.1%
SAP loss ratio (2)                                     78.1%              84.2%             78.0%             84.9%
SAP combined ratio (2)                                113.6%             120.7%            113.5%            119.3%

(1) The GAAP combined ratio excludes $2.2 million and $6.9 million for the three and nine months ended September 30, 1998, respectively, and $2.4 million and $6.9 million for the three and nine months ended September 30, 1997, respectively, of PMA Management Corp. direct expenses related to service revenues, which are not included in net premiums earned.
(2)  The SAP loss and combined ratios above relate to the Pooled Companies only.

     PROPERTY AND CASUALTY GROUP EXCLUDING RUN-OFF OPERATIONS
     --------------------------------------------------------

     Premium Revenues

For the three and nine months ended September 30, 1998, net premiums written increased $5.1 million and decreased $16.3 million compared to the same periods in 1997. Earned premiums decreased by $3.4 million and $19.3 million, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. Net premiums earned generally follow growth patterns similar to net premiums written with the earnings lag factored into the process, absent any significant adjustments to unearned premiums. Such adjustments did not fluctuate materially between periods.

Net premiums written are comprised of direct premiums written, reinsurance premiums assumed and reinsurance premiums ceded. Direct premiums written for the Property and Casualty Group increased $2.7 million and decreased $20.1 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Direct premiums written for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") decreased $3.0 million and $21.8 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Direct premiums written for workers' compensation increased $5.7 million and $1.7 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Reinsurance premiums assumed decreased $323,000 and $395,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Reinsurance premiums ceded decreased $2.7 million and $4.2 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The percentage of net workers' compensation premiums written to total net premiums written increased to 75.9% for the nine months ended September 30, 1998, from 69.1% for the nine months ended September 30, 1997, primarily due to a planned reduction in Commercial Lines of business, as more fully described below.

Direct premiums written for workers' compensation increased due to product marketing, in spite of continued intense price competition in the workers' compensation market as well as the impact of rate changes associated with workers' compensation benefit reforms in Pennsylvania. Workers' compensation reform laws adopted in Pennsylvania ("Act 57") resulted in a reduction in manual workers' compensation rates in excess of 25%, effective February 1997 for new and renewal business. Management does not expect manual rate decreases to be as significant for the 1998 policy year as compared to the 1997 policy year, although manual rate levels in all of its principal marketing states continue to decrease.

Direct workers' compensation premiums written were also impacted by changes in the level of premium adjustments, primarily related to audit premiums. For the three and nine months ended September 30, 1998, such adjustments increased premiums written by $1.6 million and $9.7 million, compared to increases of $3.5 million and $11.8 million in the same periods in 1997.

The decreases in Commercial Lines direct writings for the three and nine months ended September 30, 1998 compared to the same periods in 1997 were primarily due to a planned reduction in net Commercial Lines business as well as continued competitive conditions in Commercial Lines pricing in 1998. Rather than lower prices to what it believes are unacceptable levels, the Property and Casualty Group has chosen not to renew some of its Commercial Lines business.

The Property and Casualty Group has continued its marketing of alternative market workers' compensation products for larger accounts, including large-deductible policies and providing excess coverage to self-insured groups. Typically, the Property and Casualty Group receives a lower up-front premium for these types of alternative market product plans because the insured retains a greater portion of the underwriting risk than under rate-sensitive or loss-sensitive products. A substantial portion of related revenues are recorded as service revenues. Such service revenues decreased $482,000 and $430,000 for the three and nine months ended September 30, 1998, compared to the same periods in 1997.

     Losses and Expenses

The following table reflects the components of the Property and Casualty Group's combined ratios, as computed under GAAP:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                        1998             1997              1998            1997
----------------------------------------------------------------------------------------------------------------
Loss ratio                                               77.2%            83.9%            77.5%            84.6%
                                                        -----            -----            -----            -----
Expense ratio:
  Amortization of deferred acquisition costs             13.5%            17.2%            17.3%            18.6%
  Operating expenses (1)                                 16.8%            15.2%            14.7%            14.8%
                                                        -----            -----            -----            -----
  Total expense ratio                                    30.3%            32.4%            32.0%            33.4%
                                                        -----            -----            -----            -----
Policyholders' dividends                                  9.6%             5.9%             7.7%             5.2%
                                                        -----            -----            -----            -----
Combined ratio  - GAAP (2)                              117.1%           122.2%           117.2%           123.2%
                                                        =====            =====            =====            =====

(1) The GAAP Operating Expense Ratio excludes $2.2 million and $6.9 million for the three and nine months ended September 30, 1998, respectively, and $2.4 million and $6.9 million for the three and nine months ended September 30, 1997, respectively, of PMA Management Corp. direct expenses related to service revenues, which are not included in net premiums earned.
(2) The GAAP combined ratios for the Property and Casualty Group including the Run-off Operations were 120.4% and 124.4% for the three and nine months ended September 30, 1998, respectively, compared to 182.6% and 142.1% for the three and nine months ended September 30, 1997, respectively. See "Run-off Operations."

For the three months and nine months ended September 30, 1998, respectively, the loss ratio improved by 6.7 and 7.1 points compared to the same periods in 1997. This improvement was primarily due to a lower amount of discount accretion on workers' compensation loss reserves, improved loss and loss adjustment expense ("LAE") ratios in Commercial Lines, and an improvement in medical costs and in loss adjustment expenses in the workers' compensation line.

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

During the past five years, direct premiums written for workers' compensation have declined significantly and the Property and Casualty Group has underwritten less exposures in more recent years on such reserves. As a result, loss reserve levels have declined and the level of discount on such reserves has declined as well. This has decreased the amount of discount accretion related to the established loss reserves. As a result, this lower amount of discount accretion improved the overall loss and LAE ratio by 4.4 and 3.2 points for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The Property and Casualty Group has initiated another commutation program, which is currently underway and expected to continue through 1998. This program is expected to focus on claims from accident years 1992 to 1996.

The improvement in loss and LAE ratios in Commercial Lines has favorably impacted the overall loss ratio by 1.3 and 1.9 points, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. This improvement in the Commercial Lines loss and LAE ratio was primarily due to a reduction in exposures underwritten by the Property and Casualty Group in 1998, compared to the same period in 1997. The Property and Casualty Group believes that reduced exposures, which have been primarily as a result of price competition and more stringent underwriting, have improved the overall loss ratio on its remaining Commercial Lines business.

Measures to control medical costs and loss adjustment expenses in workers' compensation have improved the overall loss and LAE ratio by 1.0 and 1.7 points in the three and nine months ended September 30, 1998, compared to the same periods in 1997. Medical costs have improved primarily due to the Property and Casualty Group's affiliation with a national preferred provider organization, which became effective January 1998. This affiliation has enabled the Property and Casualty Group to lower its cost of providing medical benefits to injured workers. Loss adjustment expenses have decreased primarily due to continued use of certain claims resolution practices. By using claims management techniques such as managed care and commutations, the Property and Casualty Group has reduced the amount and number of outstanding claims and the amount of time that a claim remains open. This in turn has lowered costs associated with managing open claims.

The increase in the percentage of net workers' compensation premiums written and earned to total net premiums written and earned had a favorable impact on the 1998 loss and LAE ratio, as workers' compensation business has had better loss experience than other Commercial Lines in the Property and Casualty Group's marketing territory. This increase in the percentage of net workers' compensation premiums written caused a 0.3 point decrease in the loss and LAE ratio for the nine months ended September 30, 1998, compared to the same period in 1997.

The expense ratio decreased by 2.1 points and 1.4 points for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The decrease in the Acquisition Expense Ratio of 3.7 points and 1.3 points for the three and nine months ended September 30, 1998, respectively, was primarily due to lower taxes and assessments compared to the same periods in 1997. The Operating Expense Ratio increased by 1.6 points for the three months ended September 30, 1998, as compared with the same period in 1997, primarily due to lower earned premiums.

For the nine months ended September 30, 1998, the Property and Casualty Group recorded approximately $500,000 of severance and other restructuring costs compared with $2.7 million for the nine months ended September 30, 1997. In addition, for the nine months ended September 30, 1998, $1.1 million of costs related to the Year 2000 Project were incurred compared with $681,000 for the comparable period in 1997. The remaining Year 2000 costs are not expected to be material and management anticipates that such project will be completed in 1998 (see "Liquidity and Capital Resources" for further discussion).

The policyholder's dividend ratio increased 3.7 points and 2.5 points for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in the dividend ratio is primarily due to increased writings of participating business within the Pooled Companies and favorable loss experience in the workers' compensation line of business.

     Net Investment Income

Net investment income was $13.2 million and $38.5 million, respectively, for the three and nine months ended September 30, 1998, compared to $13.1 million and $40.1 million for the same periods in 1997. Year-to-date net investment income decreased $1.6 million primarily as a result of lower fixed income yields, partially offset by slightly higher average invested assets.

   RUN-OFF OPERATIONS
   ------------------

Mid-Atlantic States Casualty Company ("MASCCO") is a Pennsylvania insurance company and a wholly owned subsidiary of the Company. Prior to December 31, 1996, MASCCO was a party to a pooling agreement with the Pooled Companies. Effective December 31, 1996, and with the approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), MASCCO withdrew from the pooling agreement and ceased writing any new business. The Pooled Companies also ceded to MASCCO the indemnity portion of Pennsylvania workers' compensation claims for accident years 1991 and prior. At September 30, 1998, MASCCO had $93.7 million in total assets and $74.4 million in total reserves. Substantially all of MASCCO's assets are held in trust for the benefit of the Pooled Companies. MASCCO is also included in the Property and Casualty Group's GAAP results.

PMA Insurance, Cayman Ltd. ("PMA Cayman") was incorporated in Grand Cayman as a wholly owned subsidiary of the Company, and had no material operations until 1996. In 1996, the Pooled Companies ceded to PMA Cayman substantially all of its remaining liability for workers' compensation claims for accident years 1991 and prior. In 1997, the Pooled Companies also ceded to PMA Cayman a portion of its workers compensation reserves from accident years 1992 to 1996.

Effective July 1, 1998, the Company sold PMA Cayman to a third party for a purchase price of $1.8 million and recorded an after-tax loss of $1.6 million. In addition, the Company transferred to the buyer $231.5 million in cash and invested assets and recorded reinsurance receivables of $241.8 million as of September 30, 1998 related to the existing reinsurance agreements with PMA Cayman. If the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves have been established, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

PMA Life Insurance Company ("PMA Life") is a Pennsylvania life insurance company that derives all of its insurance revenues from intercompany transactions with the Pooled Companies. In 1997, the Property and Casualty Group reinsured substantially all of PMA Life's insurance liabilities with a third party reinsurer and no longer places insurance business with PMA Life. At September 30, 1998, PMA Life had assets of $22.6 million and $17.4 million in total reserves.

The following table reflects the components of the Property and Casualty Group - Run-off Operations' operating results for the three and nine months ended September 30, 1998 and 1997:

                         (dollar amounts in thousands)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     1998             1997               1998              1997
---------------------------------------------------------------------------------------------------------------
Net investment income                                $1,477           $  7,161           $12,780         $ 22,133
Net premiums earned (1)                                  --            (37,000)               --          (36,186)
                                                     ------           --------           -------         --------
Total operating revenues                              1,477            (29,839)           12,780          (14,053)
                                                     ------           --------           -------         --------
Losses and LAE incurred                               1,241            (31,610)           10,642          (16,513)
Operating expenses                                      623                772             2,097            2,568
                                                     ------           --------           -------         --------
Total expenses                                        1,864            (30,838)           12,739          (13,945)
                                                     ------           --------           -------         --------

Pre-tax operating (loss) income                      $ (387)          $    999           $    41         $   (108)
                                                     ======           ========           =======         ========

(1) Amount represents a $37.0 million reduction of accrued retrospective premiums, primarily due to commutation of claims for accident years 1991 and prior in 1997 and the re-estimation of claims liabilities for more recent accident years, and net premiums earned during the first nine months of 1997 for PMA Life prior to the reinsurance transaction mentioned above, after which PMA Life was placed into run-off. The $37.0 million reduction in earned premiums was offset by a corresponding loss and LAE reserve release.

Investment income for the Run-off Operations decreased by $5.7 million and $9.4 million, respectively, in the three and nine months ended September 30, 1998, compared to the same periods in 1997 primarily due to the sale of PMA Cayman and lower levels of invested assets.

Losses and LAE of the Run-off Operations are comprised primarily of discount accretion on established loss reserves within the Run-off Operations. The decrease in losses and LAE was primarily due to the sale of PMA Cayman as discussed above, plus the reduction in discount accretion associated with payments made for the underlying claims since 1997.

   CALIBER ONE RESULTS OF OPERATIONS

Summarized financial results of Caliber One for the three and nine months ended September 30, 1998 are as follows:

                         (dollar amounts in thousands)


                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                                 1998                 1998
--------------------------------------------------------------------------------
Net premiums written                            $1,660               $ 2,577
                                                ======               =======
Net premiums earned                             $  440               $   631
Net investment income                              361                 1,075
                                                ------               -------
Operating revenues                                 801                 1,706
                                                ------               -------

Losses and LAE incurred                            352                   505
Acquisition and operating expenses                 696                 2,518
                                                ------               -------
Total losses and expenses                        1,048                 3,023
                                                ------               -------

Pre-tax operating loss                          $ (247)              $(1,317)
                                                ======               =======

Due to the start-up nature of the business, the financial ratios for Caliber One do not provide meaningful representation of the operating results, and therefore, have been excluded from the table above. Gross premiums written and net premiums written for Caliber One for the three months ended September 30 1998 were $2.5 million and $1.7 million, respectively, compared to $1.3 million and $705,000 for the three months ended June 30, 1998, respectively, representing a 90.7% increase in gross premiums written and a 135.5% increase in net premiums written compared to the second quarter of 1998. The loss ratio for the third quarter of 1998 was 80%. As expected, operating expenses, which include start-up costs, in the first nine months of 1998 were high relative to the premium volume, which distorts the expense ratio. Management expects operating expenses to become more commensurate with premium volume over time as premium volume continues to grow.

   CORPORATE AND OTHER RESULTS OF OPERATIONS

Corporate and Other is primarily comprised of corporate overhead and the operations of the Company's properties. For the three and nine months ended September 30, 1998, Corporate and Other recorded pre-tax operating losses before interest expense of $2.4 million and $8.0 million, respectively, compared to $2.6 million and $7.1 million for the three and nine months ended September 30, 1997, respectively. The operating loss in the third quarter of 1998 was comparable to the third quarter of 1997, while the year-to-date loss in 1998 was $832,000 higher than the comparable 1997 period due to higher corporate operating costs.

   NET REALIZED INVESTMENT GAINS

The Company recorded net realized investment gains of $4.1 million and $15.4 million for the three and nine months ended September 30, 1998, respectively, compared to $5.5 million and $3.6 million for the comparable 1997 periods. Gains and losses on the sale of investments are recognized as a component of net income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future results. In addition, the $1.6 million after tax loss related to the sale of PMA Cayman was included in net realized investment gains for the nine months ended September 30, 1998.

   INTEREST EXPENSE AND INCOME TAXES

Interest expense for the third quarter of 1998 was comparable to the same period in 1997, with a decrease of approximately $794,000 for the nine months ended September 30, 1998 compared to the 1997 period due to the refinancing of the Company's debt in March of 1997. The Company's effective tax rate was 16.1% and 16.0%, respectively, for the three and nine months ended September 30, 1998, compared to 36.2% and 10.7% for the three and nine months ended September 30, 1997. The Company recorded a net deferred tax asset of $49.9 million as of September 30, 1998 compared to $70.4 million as of December 31, 1997.

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

The Company paid interest of $3.7 million and $11.2 million for the three and nine months ended September 30, 1998, respectively, compared to $3.5 million and $15.6 million for the three and nine months ended September 30, 1997. The decrease in interest paid for the first nine months of 1998 relates to the fact that the March 1997 refinancing of PMC's debt obligations accelerated certain interest payments to the first quarter of 1997. The Company paid $2.0 million and $6.1 million of dividends to shareholders in the three and nine month periods ended September 30, 1998, respectively, compared to $2.0 million and $6.0 million for the comparable periods in 1997.

Dividends received from subsidiaries were $8.0 million and $18.0 million for the three and nine months ended September 30, 1998, respectively, compared to $4.0 million and $12.0 million for the comparable 1997 periods. Net tax cash flows from subsidiaries were $7.5 million and $22.3 million for the three and nine months ended September 30, 1998, respectively, compared to $5.5 million and $13.9 million for the comparable 1997 periods.

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

   CAPITAL RESOURCES

The Company's total assets increased $74.7 million to $3,131.9 million at September 30, 1998 compared to $3,057.3 million at December 31, 1997. Total investments decreased $227.5 million to $1,967.3 million at September 30, 1998. This decrease was primarily attributable to the sale of PMA Cayman, plus the pay-down of loss reserves from prior accident years by the Property and Casualty Group. All other assets increased $302.2 million, mainly due to increases in reinsurance receivables of $271.7 million and uncollected premiums of $42.1 million in comparison to December 31, 1997. The increase in reinsurance receivables primarily relates to the sale of PMA Cayman, which increased reinsurance receivables by $241.8 million and had an offsetting decrease in invested assets. Also, the Property and Casualty Group's new reinsurance treaty for Commercial Lines entered into during 1997 has increased the amount of ceded losses, which increases the reinsurance receivables balance. The increase in uncollected premiums compared to December 31, 1997 was primarily related to the cyclical nature of the premium volume and collection patterns throughout the year. The uncollected premiums at September 30, 1998 are more comparable to the balance at September 30, 1997. Deferred acquisition costs increased $10.7 million compared to December 31, 1997 primarily due to the cyclical nature of the premium writings throughout the year plus increased acquisition costs at PMA Re ( see "PMA Re Results of Operations"). Additional increases in other assets of $24.4 million were offset by a decrease in cash of $24.6 million related to settlement timing of investment transactions at December 31, 1997. The increase in other assets at September 30, 1998 compared to December 31, 1997 primarily relates to timing differences in prepaid expenses and miscellaneous assets at the operating companies.

Consolidated shareholders' equity at September 30, 1998, totaled $517.6 million or $22.19 per share compared to $478.3 million or $19.96 per share at December 31, 1997. As a result of changes in market interest rates, the unrealized appreciation of investments, net of tax, was $46.0 million at September 30, 1998, compared to $18.8 million at December 31, 1997, resulting in an increase in shareholders' equity of $27.2 million or $1.17 per share.

At September 30, 1998, the Company had $203.0 million outstanding under its existing credit facility, with $32.0 million available for additional borrowings. Management also entered into an interest rate swap agreement which is intended to manage the impact of the potential volatility of the interest rate associated with the floating rates on the credit facility. The interest rate swap covers a notional principal amount of $150.0 million and effectively converts the floating rate on such portion of the credit facility to a fixed rate of 7.24%.

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

   YEAR 2000 ISSUE

As a consequence of the programming convention which utilized a two-digit date field rather than a four-digit date field, most computers require relatively costly reprogramming to enable them to perform correctly date operations involving year 2000 ("Year 2000") or later (the "Year 2000 Issue"). Many anticipate that the Year 2000 Issue will have substantial repercussions on the business world, since computer operations involving date calculations are pervasive.

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its own computer systems to address the Year 2000 Issue in late 1995. Management anticipates that by year-end 1998, it will have substantially completed all necessary programming work. Accordingly, management believes that Year 2000 Issues related to the Company's hardware and internal software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The cost of this work through September 30, 1998 has been approximately $5.3 million, including approximately $1.5 million incurred during the first nine months of 1998. The Company estimates that the total remaining cost will be approximately $120,000, which will be expensed throughout the remainder of 1998.

In addition to assessing Year 2000 Issues relating to computer systems, the Company is also in the process of reviewing its use of equipment which contains microprocessors or other embedded technology ("non-IT Systems") over which it has control to ensure that they are, to the extent reasonably necessary to conduct the Company's day-to-day operations, Year 2000 compliant. Because the Company is not materially dependent upon non-IT Systems, the Company does not believe it has any material non-IT Systems Year 2000 exposure.

The Company is currently in the process of evaluating its relationships with third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 compliant, such as banks, brokers, reinsurers, third party service providers, software and other service vendors, insureds and agents and other intermediaries. The responses by such third parties to inquiries made by the Company as have been received to date indicate that these third parties either are or expect to be compliant by the Year 2000.

Even assuming that all material third parties provide a timely representation affirming such Year 2000 compliance, however, it is not possible to state with certainty that such representations will turn out to have been accurate, or that the operations of such third parties will not be materially impacted in turn by other parties with whom they themselves have a material relationship, and who fail to timely become Year 2000 compliant. Consequently, it is not possible to predict whether or to what extent the Year 2000 Issues may have an adverse material impact on the Company as a result of their impact on the operations of third parties with whom the Company has a material relationship. The failure of one or more third parties with whom the Company has a material relationship to be Year 2000 compliant could cause significant disruptions in the Company's ability to pay claims, receive and deposit funds and make investments, which could have a material adverse effect on the Company's financial condition and results of operations. The Company's contingency plans in the event of failure of such third parties to be Year 2000 compliant include replacing the third party, performing directly the services performed by the third party and maintaining liquidity under the Company's Revolving Credit Facility, which may have a material impact on the Company.

Many experts now believe that Year 2000 Issues may have a material adverse effect on the national and global economy generally. In addition, it seems likely that if businesses are materially damaged as a result of Year 2000 Issues, at least some such businesses may attempt to recoup their losses by claiming coverage under various types of insurance policies. Management of the Property and Casualty Group and Caliber One believe that under a fair reading of the various policies issued by them, no coverage for Year 2000 Issues should exist. Management of PMA Re also believes that the policies of its ceding company clients which are reinsured by PMA Re do not provide coverage for Year 2000 Issues. However, in the event that claims for Year 2000 Issues are asserted against the Property and Casualty Group, Caliber One or PMA Re, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in various jurisdictions, or, if found, the effect thereof on any of such companies or the Company. In addition, to the extent that the Property and Casualty Group, Caliber One or PMA Re contest the assertion of Year 2000 coverage claims, it is likely that the costs of litigation could be material, even if they are able to prevail in their coverage positions as to which no assurance can be given.

   NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $2.7 million (after income taxes of $1.4 million) and $11.6 million (after income taxes of $6.2 million) for the three and nine months ended September 30, 1998 and $3.3 million (after income taxes of $1.8 million) and $2.4 million (after income taxes of $1.3 million) for the three and nine months ended September 30, 1997. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified four reportable segments: (i) PMA Re, which provides reinsurance products and services; (ii) the Property and Casualty Group, which writes workers' compensation and other standard lines of commercial insurance and includes run-off operations; (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines; and (iv) Corporate and Other, which is primarily comprised of corporate overhead and the operations of the Company's properties. The Company has excluded net realized investment gains (losses) from the profit and loss measurement it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of future performance and (ii) in many instances, decisions to buy and sell securities are made at the parent holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments. Pursuant to the adoption of SFAS No. 131, the Company has restated the corresponding information for 1997 for comparability, primarily related to certain corporate expenses that were previously allocated to the operating segments. SFAS No. 131 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

In January 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3, which is effective for fiscal years beginning after December 31, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. While the Company is presently evaluating the impact of SOP 97-3, the adoption of SOP 97-3 is likely to result in an increase in the Company's liabilities for such assessments, although such increase is not expected to exceed $5.0 million. The impact of adopting SOP 97-3 will be reflected as a cumulative effect of an accounting change in the first quarter of 1999.

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

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3.1*:  Amended or Restated Articles of Incorporation of the Registrant

Exhibit 3.2**: Amended or Restated By-laws of the Registrant

Exhibit 11.1:  Statement of Computation of Earnings per Share

Exhibit 27:    Financial Data Schedule

___________

* Incorporated by reference to the initial filing of Registrant's Registration Statement on Form 10 filed June 26, 1997

** Incorporated by reference to Registrant's Form S-3 Registration Statement (Registration No. 333-63469) filed September 16, 1998

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PENNSYLVANIA MANUFACTURERS
                         CORPORATION



Date:  11/13/98          By: /s/  Francis W. McDonnell
       --------             --------------------------

                            Francis W. McDonnell, Senior Vice
                            President, Chief Financial Officer and
                            Treasurer

                                 EXHIBIT INDEX

(a)  Exhibits

Exhibit 3.1*:  Amended or Restated Articles of Incorporation of the Registrant

Exhibit 3.2**: Amended or Restated By-laws of the Registrant

Exhibit 11.1:  Statement of Computation of Earnings per Share

Exhibit 27:    Financial Data Schedule

___________

* Incorporated by reference to the initial filing of Registrant's Registration Statement on Form 10 filed June 26, 1997

** Incorporated by reference to Registrant's Form S-3 Registration Statement (Registration No. 333-63469) filed September 16, 1998