Form 10-K
period 1998-12-31
PMA CAPITAL CORP
filed 1999-03-31
CIK 1041665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

                       Commission File Number  000-22761

                            PMA Capital Corporation
                            -----------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                                        23-2217932
----------------------------------------                         ----------
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)


   1735 MARKET STREET, SUITE 2800
     Philadelphia, Pennsylvania                                    19103-7590
----------------------------------------                           ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 1999, was $263,158,213.

There were 13,504,816 shares outstanding of the registrant's Common Stock, $5 par value per share, and 9,895,360 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on February 28, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Parts I and II of this Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 1998, as indicated herein.
(2) Part III of this Form 10-K incorporates portions of the registrant's proxy statement dated March 26, 1999 for the 1999 Annual Meeting of Shareholders.

                                     INDEX
--------------------------------------------------------------------------------

PART I                                                                                       PAGE
Item 1.  Business.......................................................................        1
            Company Overview............................................................        1
            PMA Re......................................................................        2
            The PMA Insurance Group.....................................................        6
            Caliber One.................................................................       12
            Reinsurance and Retrocessional Protection...................................       12
            Loss Reserves...............................................................       14
            Investments.................................................................       20
            Competition.................................................................       21
            Regulatory Matters..........................................................       22
            Employees...................................................................       25
            Glossary of Selected Insurance Terms........................................       26
Item 2.  Properties.....................................................................       30
Item 3.  Legal Proceedings..............................................................       30
Item 4.  Submission of Matters to a Vote of Security Holders............................       30
         Executive Officers of the Registrant...........................................       30

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters......       31
Item 6.  Selected Financial Data........................................................       31
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................       31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................       32
Item 8.  Financial Statements and Supplementary Data....................................       32
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................................       32

PART III

Item 10. Directors and Executive Officers of the Registrant.............................       32
Item 11. Executive Compensation.........................................................       32
Item 12. Security Ownership of Certain Beneficial Owners and Management.................       32
Item 13. Certain Relationships and Related Transactions.................................       32

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............       33

Signatures..............................................................................       34
Index to Financial Statement Schedules..................................................     FS-1
Index to Exhibits.......................................................................      E-1

                                    PART I

The Business Section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the "Cautionary Statements" on page 49 of the Company's Management's Discussion and Analysis ("MD&A") section of its 1998 Annual Report to Shareholders ("Annual Report") that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

ITEM 1.  Business

                               COMPANY OVERVIEW

PMA Capital Corporation (the "Company" or "PMA Capital"), headquartered in Philadelphia, Pennsylvania, is an insurance holding company with total assets of approximately $3.5 billion and shareholders' equity of $511.5 million at December 31, 1998. In 1998, the Company changed its name to PMA Capital Corporation from Pennsylvania Manufacturers Corporation. The new name is more representative of the full breadth of the Company's insurance operations and underscores the diversity of its risk management services. The Company's operating subsidiaries conduct business in the property and casualty insurance industry.

The Company has three operating segments: (i) PMA Re, which provides property and casualty reinsurance products and services; (ii) The PMA Insurance Group, which writes workers' compensation and other standard lines of commercial insurance; and (iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines. In addition, the Company's Corporate and Other segment includes unallocated investment income; expenses, including debt service; and taxes, as well as the results of certain of the Company's real estate properties.

Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to prior periods' financial information to conform with the 1998 presentation. Revenues, income (loss) before income taxes and net realized investment gains, and assets attributable to each of the Company's operating segments and its Corporate and Other segment for the last three fiscal years are set forth in Note 17 to the Company's consolidated financial statements for the year ended December 31, 1998 ("Financial Statements") included in its Annual Report.

The composition of the Company's net premiums written for the year ended December 31, 1998 was as follows:

                         (dollar amounts in thousands)

                                               Net premiums
                                                 written            % of total
                                          --------------------  ------------------

PMA Re...................................            $234,010                49.2 %
                                                     --------               -----
The PMA Insurance Group:
  Workers' compensation..................             187,033                39.4 %
  Other commercial lines.................              57,204                12.0 %
  Run-off Operations.....................              (9,400)               (2.0)%
                                                     --------               -----
  Total..................................             234,837                49.4 %
                                                     --------               -----
Caliber  One.............................               6,436                 1.4 %
Corporate and Other......................                (522)                 --
                                                     --------               -----
Total....................................            $474,761               100.0 %
                                                     ========               =====

                                     PMA RE

                                   Background


PMA Re writes a broad range of property and casualty reinsurance products with an emphasis on risk-exposed casualty excess of loss reinsurance within the brokered market. PMA Re competes on the basis of its ability to offer specialized products to its clients, its long-term relationships in the broker and ceding company communities, and its prompt and responsive service. According to data provided by the Reinsurance Association of America (the "RAA"), as of December 31, 1998, PMA Reinsurance Corporation was the 22nd largest reinsurer in the United States in terms of statutory capital and surplus and 17th largest in terms of net premiums written.

In the broker reinsurance market, the products (reinsurance coverages) are distributed to the ultimate customer (ceding companies) through reinsurance intermediaries, known as brokers. In exchange for providing such distribution services, the brokers are paid commissions, known as brokerage, which are typically based upon a percentage of the premiums ceded under a particular contract. The broker reinsurance market differs from the direct reinsurance market in which direct reinsurers maintain their own sales forces and distribute their products directly to their ceding company clients.

From 1993 to 1998, PMA Re reported premium volume growth that exceeded that of the overall reinsurance industry. During such period, PMA Re's compound annual growth rate for net premiums written was 18.0%, while the reinsurance industry's compound annual growth rate was 4.1% for the same period based upon information published by the RAA. PMA Re's premium volume increases have largely taken the form of increased participation levels on ceding company clients' existing programs, as well as the writing of additional layers and programs for current ceding company clients. To a lesser extent, volume growth has been attributable to business written with new ceding company clients.

PMA Re's volume was impacted by industry trends between 1992 and 1995 that tended to increase the demand for reinsurance. Specifically, much of the growth that occurred in the primary insurance market in those years was attributable to regional and niche companies. Typically, these companies demand more reinsurance than their larger counterparts. In addition, PMA Re has benefited from the greater selectivity of ceding companies that have restricted the number of reinsurers with which they will transact business. Finally, PMA Re has been able to write business for customers that was formerly written by reinsurers that have been acquired by other reinsurers.

These factors have more than offset the recent trends beginning in 1996 of ceding companies retaining more of their business and highly competitive conditions in the U.S. reinsurance market. The competitive conditions have caused PMA Re to non-renew certain accounts amounting to $46.8 million of in-force premium in the twelve months ended December 31, 1998 and to not accept certain new business opportunities largely due to inadequate rates and/or other underwriting concerns. In addition, PMA Re has attempted to offset these competitive conditions through a target marketing program commenced in 1996, under which certain existing accounts and new accounts identified as having certain desirable characteristics, such as quality management and underwriting, were pursued for additional or new business.

                                   Products

PMA Re provides reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re's total net premiums written in 1998, 98.8% were treaty and 1.2% were facultative.

During 1998, PMA Re created four internal underwriting units to serve its principal classes of business. Treaty reinsurance is provided through two of these units: (1) Traditional, which consists of pro-rata and excess-of-loss reinsurance treaties and (2) Specialty, which underwrites specialty risks such as environmental, employment practices and professional liability writings. PMA Re also offers products through two other units, Finite and Financial Products, which was formed in 1998 to provide reinsurance solutions to the more complex risk management issues; and Facultative, which provides coverage on a risk-by-risk basis.

The following table indicates PMA Re's gross and net premiums written by major category of business for the years ended December 31:

                         (dollar amounts in thousands)

                                           1998           1997           1996            1995           1994
                                       -------------  -------------  -------------  --------------  -------------
Gross premiums written (1)
  Casualty...........................       $206,317       $151,901       $143,991       $128,736        $107,001
  Property...........................         76,975         72,625         63,325         63,693          36,592
  Other..............................          1,044            795            842            (63)            837
                                            --------       --------       --------       --------        --------
  Total..............................       $284,336       $225,321       $208,158       $192,366        $144,430
                                            ========       ========       ========       ========        ========

Net premiums written (2)
  Casualty...........................       $168,452       $118,889       $122,008       $107,383        $ 88,585
  Property...........................         64,497         58,257         41,240         45,440          23,929
  Other..............................          1,061            788            805            (63)            837
                                            --------       --------       --------       --------        --------
  Total..............................       $234,010       $177,934       $164,053       $152,760        $113,351
                                            ========       ========       ========       ========        ========

(1) In 1998 and 1997, gross premiums written included $6.6 million and $5.8 million of facultative reinsurance, respectively, consisting of the following: property, $2.8 million and $2.4 million, respectively, and casualty, $3.8 million and $3.4 million, respectively.

(2) In 1998 and 1997, net premiums written included $2.7 million and $2.5 million of facultative reinsurance, respectively, consisting of the following: property, $1.8 million and $1.7 million, respectively, and casualty, $0.9 million and $0.8 million, respectively.

Casualty Business

In terms of net premiums written, casualty business has increased at a compound annual growth rate of 15.5% in the five-year period ended December 31, 1998, and accounted for 72.0% of net premiums written in 1998. PMA Re has generally focused on general liability, professional liability and other more specialized liability coverages. The following table indicates the mix of casualty business by class on the basis of net premiums written:

                         (dollar amounts in thousands)

                                      1998             1997             1996             1995             1994
                                 ---------------  ---------------  ---------------  ---------------  ---------------
Auto Liability.................         $ 30,720         $ 22,268         $ 17,056         $ 13,032          $10,134
Miscellaneous Liability........           28,422           16,431           12,811           10,350            6,006
Errors and Omissions...........           27,889           13,813           19,866            7,149            7,281
Umbrella (1)...................           25,056           30,967           40,307           51,559           38,743
General Liability..............           23,234           15,174           11,702            7,460            8,936
Medical Malpractice............           15,645            7,373            7,411            6,835            6,355
Other..........................           17,486           12,863           12,855           10,998           11,130
                                        --------         --------         --------         --------          -------
Total..........................         $168,452         $118,889         $122,008         $107,383          $88,585
                                        ========         ========         ========         ========          =======

(1) Umbrella casualty business includes coverage above a specific dollar amount set forth in the original policies issued by the ceding companies.

Property Business

Property business accounted for 27.6% of net premiums written for the year ended December 31, 1998. In the five-year period ended December 31, 1998, property business has increased at a compound annual growth rate of 28.5%. The increases in net property premiums written primarily reflect additional property underwriting expertise that PMA Re added to its underwriting staff in late 1996 to broaden its product offerings. Such expertise enabled PMA Re to increase cross-selling opportunities with its existing treaty reinsurance clients by offering additional and expanded property coverages. No single line of property business has contributed 10% or more of the Company's consolidated net premiums written within the last three fiscal years.

PMA Re has generally de-emphasized catastrophe coverages. As of December 31, 1998, catastrophe business accounted for 3.9% of net property premiums written. The property programs written by PMA Re generally contain per occurrence limits or are not considered significantly catastrophe exposed, either because of the locations of the insured values or the nature of the underlying properties insured. However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophes due to the aggregation of per occurrence limits and similar issues. PMA Re actively manages this exposure through zonal management, minimizing writings of catastrophe business, and the purchase of retrocessional protection. As of December 31, 1998, PMA Re maintained catastrophe retrocessional protection of $48 million excess of $2 million per occurrence. Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company's reinsurance and/or retrocessional protection and may have a material adverse impact on the Company's results of operations and financial condition.

                                  Distribution

PMA Re operates primarily through the domestic broker reinsurance market in which it has developed relationships with the major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. PMA Re's brokers that accounted for more than 10% of the gross premiums written in 1998 were as follows:

                         (dollar amounts in thousands)

Broker                                     Gross premiums written               % of total
-------------------------------------  -------------------------------  -------------------------
Aon Reinsurance......................            $89,742                          31.6%
Guy Carpenter & Company..............             86,338                          30.4%
E. W. Blanch.........................             39,052                          13.7%

In 1996, PMA Re reemphasized its marketing program and identified target companies in the smaller and medium company segments with whom PMA Re had either no or an insignificant relationship, but met desired risk profiles. After such identification, marketing and underwriting, personnel worked with the ceding company's broker to enable PMA Re to have an opportunity to participate in the reinsurance coverage.

As of December 31, 1998, PMA Re had 225 unaffiliated clients, with no individual client accounting for more than 6.1% of gross premiums written in 1998.

                                  Underwriting

In reinsurance, underwriting involves the selection of risks and determining an adequate price given expected losses and estimated volatility of such losses. Given the present soft-pricing environment, maintaining underwriting discipline is critical to the maintenance of acceptable results of operations.

PMA Re's underwriting process has two principal aspects: underwriting the specific program to be reinsured and underwriting the ceding company. Underwriting the specific program to be reinsured involves, in addition to pricing, a review of the type of program, the total risk and the ceding company's policy forms. Underwriting the ceding company involves an evaluation of the expected future performance of the ceding company through an examination of that company's management, financial strength, claims handling and underwriting abilities. PMA Re may conduct underwriting and claim reviews at the offices of prospective ceding companies before entering into a major treaty, as well as throughout the life of the reinsurance contract.

PMA Re's underwriters and actuaries work closely together to evaluate the particular reinsurance program. Using the information provided by the broker, the actuaries employ pricing models to estimate the ultimate exposure to the treaty. The pricing models that are utilized employ various experience rating and exposure rating techniques and are tailored in each case to the risk exposures underlying each treaty. The underwriters then analyze the results of the pricing models with the terms and conditions being offered to determine PMA Re's selected price.

In underwriting excess-of-loss business, PMA Re has typically sought to write treaties that are risk exposed within the original policy limits of the ceding company. Management believes these layers generally lend themselves more effectively to actuarial pricing techniques.

As noted above, PMA Re typically requires per occurrence limits for property coverage. Also, PMA Re minimizes catastrophe reinsurance coverages and has historically maintained sufficient retrocessional protection. Because of these factors, recent catastrophes did not have a significant adverse impact on PMA Re's combined ratio or results of operations. PMA Re has no significant obligations to its reinsureds as a result of catastrophes reinsured within the last five years.

                             Claims Administration

PMA Re's claims department analyzes reported claims, establishes individual claim reserves, pays claims, provides claims-related services to clients, audits the claims activities of selected current clients and assists in the underwriting process by evaluating the claims departments of selected prospective clients. The claims department's evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with the actuarial and underwriting departments.

In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of selected prospective ceding companies. Satisfactory audit results are required in order for reinsurance coverage to be written or continued by PMA Re. Also, the claims department conducts annual claims audits for many current and former client ceding companies.

In the area of claims administration, PMA Re has been among the first companies to implement several claims service initiatives in the broker reinsurance market, involving improved timeliness of claims remittances, including fastrack claims and electronic data interchange. "Fastrack" claims involve the pre-approval of payment of certain claims provided the claims meet predetermined criteria and electronically disbursing funds to the clients. Electronic data interchange involves the electronic transmission of data associated with transactions between PMA Re and the client.

                            THE PMA INSURANCE GROUP

                                   Background

The PMA Insurance Group provides workers' compensation insurance, other commercial property and casualty insurance coverages, including commercial general liability, commercial automobile and commercial multi-peril, and related services to entities located in its ten-state marketing territory concentrated in the Mid-Atlantic and Southern regions of the United States. The domestic insurance subsidiaries through which The PMA Insurance Group writes its insurance products and who share results through an intercompany pooling agreement are referred to herein as the "Pooled Companies."

The PMA Insurance Group's net premiums written declined from $352.2 million in 1994 to $234.8 million in 1998, primarily reflecting The PMA Insurance Group's underwriting decisions, competition and the impact of workers' compensation rate reductions and related benefit reform laws. The PMA Insurance Group restricted its premium volume, rather than write business at rates that were not commensurate with the risks assumed, and introduced loss-sensitive coverages and large-deductible programs under which insureds pay less premium but bear a greater portion of loss exposure. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers' compensation business.

The PMA Insurance Group continues to emphasize its traditional core business, workers' compensation. The Company believes that it can capitalize on the recent workers' compensation regulatory reforms, attract additional business based upon its expertise in workers' compensation and reduce acquisition expenses, because acquisition costs are lower for workers' compensation than for other lines of commercial insurance. In addition, The PMA Insurance Group has aligned itself with network health care providers in order to offer medical cost containment practices to its insureds.

In Pennsylvania, The PMA Insurance Group seeks to expand and retain more of its premium base in territories that meet The PMA Insurance Group's underwriting and actuarial criteria. Regulatory reforms in Pennsylvania (Acts 44 and 57) have made workers' compensation business more attractive from an underwriting perspective than it had been in the early 1990's. The workers' compensation systems in certain other states in which The PMA Insurance Group does business (specifically, New Jersey, North Carolina and Virginia) have also improved in recent years. The PMA Insurance Group is attempting to recapture a portion of the workers' compensation market share in those states where it has relinquished market share since the early 1990's. In addition, The PMA Insurance Group has shifted its workers' compensation premiums towards lower hazard lines of business such as health care, schools/colleges and retail which comprised 25.8%, 20.6% and 12.9% of total workers' compensation premiums written in 1998,1997 and 1996, respectively, while de-emphasizing its participation in higher hazard lines of business, including construction and manufacturing which comprised 43.1%, 46.4% and 52.0% of total workers' compensation premiums written in 1998, 1997 and 1996, respectively.

Further, The PMA Insurance Group intends to expand into certain new territories. In 1997, The PMA Insurance Group began writing business in Georgia, and, in 1996, in New York and South Carolina. In these territories, The PMA Insurance Group has identified profiles of entities that it desired to insure. These profiles were communicated to the key producers in these states. The PMA Insurance Group is contemplating expanding its relationships with larger national and regional brokerage operations in both its existing and new states. However, no assurance can be given that The PMA Insurance Group will be able to accomplish these marketing objectives.

In 1996, the Company restructured The PMA Insurance Group with the goal of restoring its profitability after three previous years of operating losses. The losses resulted primarily from unfavorable underwriting experience and adverse reserve development related to accident years 1987 through 1991, when The PMA Insurance Group wrote a much higher volume of business than its current volume. The principal components of the restructuring were: (i) strengthening loss reserves; (ii) initiating a commutation program to settle a significant number of open workers' compensation claims from the 1987 to 1991 period; (iii) designating PMA Insurance, Cayman Ltd. ("PMA Cayman"), and Mid-Atlantic States Casualty Company ("MASCCO") as separate run-off companies to alleviate the SAP impact on the Pooled Companies of the loss reserve strengthening and to manage the capital deployed in running off pre-1992 workers' compensation claims; (iv) initiating an expense reduction program and (v) implementing management changes, including the appointment of a new Chief Operating Officer and the creation of the position of, and appointment of, a Chief Underwriting Officer. Effective July 1, 1998, the Company sold PMA Cayman. See "Run-off Operations" below for additional discussion.

                                    Products

The following table sets forth certain information on The PMA Insurance Group's net premiums written for the years ended December 31:

                         (dollar amounts in thousands)

                                         1998              1997             1996             1995             1994
                                    ---------------  ----------------  ---------------  ---------------  ---------------

Workers' Compensation.............         $187,033         $175,301          $187,698         $232,742         $266,033
Commercial Multi-Peril............           28,043           41,713            35,108           40,659           31,123
Commercial Auto...................           23,288           28,938            35,224           39,834           38,984
Other.............................            5,873            9,018            14,449           19,881           16,011
Run-off Operations(1).............           (9,400)         (51,622)               --               --               --
                                           --------         --------          --------         --------         --------
Total.............................         $234,837         $203,348          $272,479         $333,116         $352,151
                                           ========         ========          ========         ========         ========
--------------

(1) Run-off Operations were classified by management and segregated from ongoing operations effective December 31, 1996.

Workers' Compensation Insurance

All states require employers to provide workers' compensation benefits to their employees and their employees' dependents for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer's or the employee's negligence. Employers may insure their workers' compensation obligations or, subject to regulatory approval, self-insure such liabilities. State workers' compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are established by statute, but no maximum dollar limitation exists for medical benefits.

Workers' compensation benefits vary among states, and insurance rates are subject to differing forms of state regulation. Based upon direct written premium information published by A.M. Best for the most recently available year
(1997), The PMA Insurance Group is the 4th largest writer of workers' compensation insurance in Pennsylvania and ranks between the 2nd and 12th largest writer of workers' compensation insurance in the other jurisdictions in which it does business, except for New York and North Carolina. The PMA Insurance Group has focused on these jurisdictions based upon its knowledge of their workers' compensation systems and The PMA Insurance Group's assessment of their business, economic and regulatory climates. Rate adequacy, regulatory climate, economic conditions and other factors in each state are closely monitored and taken into consideration in the underwriting process. The PMA Insurance Group intends to employ similar analyses in determining whether and to what extent The PMA Insurance Group will offer its products in additional jurisdictions. See "Underwriting."

The following table sets forth statutory direct workers' compensation business written by jurisdiction for the five years ended December 31:

                         (dollar amounts in thousands)

                                     1998             1997             1996             1995             1994
                                ---------------  ---------------  ---------------  ---------------  ---------------
Pennsylvania..................         $ 85,923         $ 91,126         $134,171         $142,234         $169,448
New Jersey....................           29,098           26,327           17,995           24,388           31,287
Virginia......................           19,958           19,552           17,449           26,395           29,938
Maryland......................           16,108           16,538           11,406           17,993           14,391
North Carolina................            8,988            9,501            8,195           14,035           11,649
Delaware......................            8,372            7,041            7,545            5,763            4,831
New York......................            7,796            3,143              583              983              439
Other.........................           10,670            8,327            4,820            6,906            4,425
                                ---------------  ---------------  ---------------  ---------------  ---------------
Total.........................         $186,913         $181,555         $202,164         $238,697         $266,408
                                ===============  ===============  ===============  ===============  ===============

The PMA Insurance Group believes that conditions in the workers' compensation market have been improving in the last several years with respect to the ability to manage and control loss costs, although pricing for workers' compensation products continues to be competitive. In addition over the last five years, several states, including Pennsylvania, have enacted reforms to the workers' compensation benefit system.

In 1993, Pennsylvania enacted Act 44, which introduced medical cost containment measures to the workers' compensation benefit system and expanded the period of time during which the insurer may require an employee to accept medical treatment from the employer's list of designated health care providers from 14 to 30 days. Act 44 also reduced the minimum wage replacement benefit to injured workers, introduced a credit for unemployment compensation benefits, restored the right of subrogation against tort recoveries in work-related automobile accidents and created new anti-fraud measures. In June 1996, Pennsylvania enacted Act 57, which further reformed the workers' compensation system in the state. Among other provisions, Act 57: (i) imposes application of American Medical Association Impairment Guidelines, which are uniform and stringent guidelines for the assessment of permanent and total claims after the first two years of total disability compensation payments and limits indemnity benefits to an additional 500 weeks for workers who are not at least 50% disabled (as measured by those guidelines); (ii) further increases the time frame for directed medical treatment; and (iii) increases the ability of employers to demonstrate that injured workers have earnings capacity.

To date, Act 44 has had a favorable impact on medical loss costs in Pennsylvania, and Act 57 has had a favorable impact on indemnity loss costs. In recognition of these developments, in 1994 and 1997, the first years following the enactments of Act 44 and Act 57, the average manual rate level in Pennsylvania decreased approximately 10% and approximately 25%, respectively.

Workers' compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market ("residual market business"). This system exists in all of the states in which The PMA Insurance Group does business, except Pennsylvania and Maryland. In these two states, separate governmental entities write all of the workers' compensation residual market business. In 1998, The PMA Insurance Group wrote $3.7 million of residual market business, which constituted approximately 2% of its net workers' compensation premiums written. Based upon data for policy year 1997 reported by the National Council on Compensation Insurance, the percentage for the industry as a whole, in all states, was 6.3%.

The PMA Insurance Group offers a variety of workers' compensation products to its customers. Certain of these products are based on manual rates filed and approved by state insurance departments ("rate-sensitive products"), while others are priced to a certain extent on the basis of the insured's own loss experience ("loss-sensitive products"). In the last five years, The PMA Insurance Group has also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. The PMA Insurance Group decides which type of product to offer a customer based upon the customer's needs and an underwriting review.

In 1997, The PMA Insurance Group developed PMA One, a new product that provides for group intergated occupational and non-occupational disability coverages, and began marketing PMA One in 1998. This product line utilizes The PMA Insurance Group's expertise in managed care to reduce disability periods.

Set forth below is percentage information on the voluntary workers' compensation direct premiums written by product type for the policy years indicated:

                                       1998              1997              1996              1995              1994
                                 ----------------  ----------------  ----------------  ----------------  ----------------
Rate-sensitive products.......           63%               62%               57%               52%               50%
Loss-sensitive products.......           28%               27%               30%               34%               39%
Alternative market products...            9%               11%               13%               14%               11%
                                 ----------------  ----------------  ----------------  ----------------  ----------------
Total.........................          100%              100%              100%              100%              100%
                                 ================  ================  ================  ================  ================

Rate-Sensitive Workers' Compensation Products
----------------------------------------------

Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. With the enactment of regulatory reform in several states in which The PMA Insurance Group does business, The PMA Insurance Group believes that it is better able to evaluate the expected losses on this type of business.

Loss-Sensitive Workers' Compensation Products
----------------------------------------------

The PMA Insurance Group's loss-sensitive products adjust the amount of the insured's premiums after the policy period expires based upon the insured's actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals and actuaries periodically evaluate the reserves on losses after the policy period expires to determine whether additional premiums or refunds are owed under the policy. Such policies are typically open for adjustments for an average of five years after policy expiration. The PMA Insurance Group generally restricts such loss-sensitive products to accounts developing minimum annual premiums in excess of $100,000.

Alternative Market Workers' Compensation Products
--------------------------------------------------

The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is responsible for paying its own losses up to the amount of the deductible for each occurrence. The deductibles under such policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers certain workers' compensation services to its clients unbundled from the insurance products. See "PMA Management Corp." for additional discussion of such products.

The PMA Insurance Group offers a comprehensive array of workers' compensation managed care services to reduce loss costs. Disability Management Coordinators, who are all registered nurses, utilize an early intervention model to proactively manage medical treatment and length of disability in concert with the claim professional and employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers. In addition, The PMA Insurance Group utilizes the services of Paradigm Corporation for certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these claims.

The PMA Insurance Group also established a partnership with First Health Corp. for access to their workers' compensation preferred provider network. The First Health/R/ Network includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. The PMA Insurance Group's customers that utilize the network generally recognize lower costs than those that do not utilize the network.

Finally, an automated medical bill review system is used to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to The PMA Insurance Group's cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions of causal relationship and over-utilization.

Commercial Lines

The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See "Underwriting" below. These coverages feature multi-peril, general liability and umbrella and commercial automobile business. The PMA Insurance Group intends to continue offering these products, but generally only if they complement the core workers' compensation business. In the present market, prices for commercial coverages have been particularly competitive. As a result, The PMA Insurance Group has been selectively non-renewing accounts that do not meet its underwriting standards.

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

Under this arrangement, the client purchases an insurance policy from the Pooled Companies and chooses a participation level. The Pooled Companies then cede this portion of the premium and loss exposures to a Bermuda subsidiary of the Company. The client participates in the loss and investment experience of the portion ceded to the Bermuda subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and such potential obligation is typically secured through a letter of credit or similar arrangement. The Company's principal sources of income from its rent-a-captive program are the premium income on the risk retained by the Pooled Companies and captive management fees earned by PMA Management Corp.

                                 Distribution

The PMA Insurance Group distributes its products through approximately 15 direct sales employees and approximately 235 independent brokers and agents. The direct sales employees are generally responsible for certain business located in Pennsylvania. For the year ended December 31, 1998, these employees produced approximately $35 million in direct premiums written, constituting 12% of The PMA Insurance Group's direct written business. The brokers and agents write business throughout the marketing territory. In 1998, the top ten brokers and agents accounted for 25.5% of The PMA Insurance Group's business, the largest of which accounted for approximately 7.4% of its business. All business from brokers and agents is reviewed by The PMA Insurance Group's underwriters before it is accepted.

The PMA Insurance Group monitors several statistics with respect to its producer force, including the number of years the producer has been associated with The PMA Insurance Group, the percentage of the producer's business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the producer's business, and the profitability of the producer's business. The current distribution network generally consists of large regional agents and brokers, local agents and national brokers that specialize in larger to middle market accounts that require the variety of workers' compensation, commercial lines and alternative market products offered by The PMA Insurance Group.

The field organization currently consists of 17 regional or branch offices throughout the ten-state marketing territory. These offices deliver a full range of services directly to customers located in their service territory, and smaller satellite offices primarily offer underwriting and claim adjustment services.

                                 Underwriting

The PMA Insurance Group's underwriters, in consultation with casualty actuaries, determine the general types of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities and certain environmental coverages. Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer rather than to branch managers with marketing responsibilities. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals also consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts.

The PMA Insurance Group also employs credit analysts. These employees review the financial strength and stability of customers whose business is written on loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements.

                             Claims Administration

Claims services are delivered to customers primarily through employees in the field offices. Certain specialized matters, such as asbestos and environmental claims, are referred to a special claims unit in the home office. The PMA Insurance Group maintains a centralized call center for loss reporting and has automated and centralized the processing of claims payments, which allows the claims adjusters to substantially reduce the time that they spend with clerical and repetitive functions. The PMA Insurance Group also employs in-house attorneys who represent customers in workers' compensation cases and other insurance matters. The PMA Insurance Group has a separate, anti-fraud unit that investigates suspected false claims and other irregularities.

                              Run-off Operations

As a part of The PMA Insurance Group's 1996 restructuring plan, the Run-off Operations were established principally to manage the capital supporting workers' compensation loss reserves for accident years 1992 and prior. Such reserves primarily relate to the period of time from 1987 to 1991 when The PMA Insurance Group wrote a much higher volume of business and experienced poor underwriting results. The reserves are mainly indemnity related and are relatively mature. At December 31, 1998, the Run-off Operations had $95.1 million of total assets and $81.1 million in total reserves. See pages 37-38 of the MD&A and Notes 17 and 19 to the Financial Statements in the Annual Report.

                                  CALIBER ONE

In January 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One's gross and net premiums written for 1998 were $11.8 million and $6.4 million, respectively. Caliber One writes business through surplus lines brokers on a national basis. Caliber One Indemnity Company, Caliber One's statutory insurance subsidiary, is presently authorized as an excess and surplus lines carrier in 40 states, the District of Columbia and Puerto Rico, with applications pending in the remaining states.

                    Products, Distribution and Underwriting

Caliber One's present focus is on excess and surplus lines of insurance for difficult risks that are typically declined by the standard market. Caliber One offers liability coverages for low frequency/high severity classes, including pharmaceuticals, chemicals, machinery manufacturers, toy makers, medical product manufacturers and other difficult-to-insure product liability risks. In addition, Caliber One markets environmental impairment liability coverages, clinical trials coverage for emerging biotechnology products and intellectual property rights liability coverages, as well as property coverages for risks declined by admitted insurers. Caliber One's policy forms contain appropriate and flexible endorsements and exclusions, and in some cases, include defense costs within the policy limits rather than offering such coverage on an unlimited basis.

The underwriting of these specialty products involves a significant amount of judgment. The underwriting process involves reviewing the claim experience of an account, if any, the claim experience of the particular class or similar classes, and responding to special risks that an account has through the use of policy features that can be changed for the circumstances, such as retentions, exclusions and endorsements.

Caliber One distributes its excess and surplus lines products on a nationwide basis through 37 appointed surplus lines brokers. For most product offerings, Caliber One does not grant underwriting or binding authority to its brokers.

                  Acquisition of Caliber One Indemnity Company

In December 1997, PMA Reinsurance Corporation acquired 100% of the outstanding common stock of Caliber One Indemnity Company, domiciled in Delaware and formerly known as Lincoln Insurance Company, for approximately $16.0 million and made a capital contribution of approximately $11.3 million to Caliber One Indemnity Company. All of Caliber One Indemnity Company's acquired loss reserves were reinsured with an affiliate of its former parent for adverse development and uncollectible reinsurance (the "Reserve Guarantee") in the amount of the recorded reserves plus $68.5 million. Upon the purchase of Caliber One Indemnity Company, management valued the amount of the Reserve Guarantee at approximately $5.0 million in excess of the stated acquired reserves. Management believes that the Reserve Guarantee will be adequate to cover any future adverse reserve development or uncollectible reinsurance on the acquired reserves. PMA Reinsurance Corporation intends to maintain Caliber One Indemnity Company's surplus at not less than $25.0 million, the minimum capital and surplus required by many states in order to be an eligible surplus lines carrier.

                   REINSURANCE AND RETROCESSIONAL PROTECTION

The Company follows the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The reinsurance ceded agreements of the Company's insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 90 days' notice. In general, the reinsurance agreements are of the treaty variety, which cover all underwritten risks of the types specified in the treaties.

At December 31, 1998, the Company's reinsurance and retrocessional protection was as follows:

                                                                 Retention                    Limits(1)
                                                        ----------------------------  -------------------------
PMA Re
  Per Occurrence:
    Casualty lines                                            $    2.8 million           $      17.5 million
    Workers' compensation                                     $    2.0 million(2)        $      98.0 million
    Property lines                                            $    2.0 million           $      48.0 million
  Per Risk:
    Property lines                                            $       800,000            $       4.3 million
    Casualty lines                                            $    1.5 million(3)        $       6.0 million

THE PMA INSURANCE GROUP(4)
  Per Occurrence:
    Workers' compensation                                     $    1.5 million(5)        $     103.5 million
    Property lines                                            $    2.0 million           $      28.0 million(6)
  Per Risk:
    Property lines                                            $       500,000            $      19.5 million(7)
    Auto physical damage                                      $       500,000            $       2.0 million
    Other casualty lines                                      $       175,000            $       4.8 million(8)

CALIBER ONE(9)
  Per Occurrence and Per Risk:
    Property lines                                            $       200,000            $       4.8 million
    Casualty lines                                            $       500,000            $       4.5 million

(1) Represents the amount of loss protection above the Company's level of loss retention.
(2) This coverage also provides protection of $98.5 million in excess of $1.5 million per program per occurrence and $18.5 million in excess of $1.5 million per person per occurrence.
(3) This contract has clash limits for losses arising from two or more risks of $1.3 million in excess of $1.5 million. The term of the contract is three years, expiring in 2000, and the term aggregate limit is $25.0 million plus the amount of funds withheld.
(4) The PMA Insurance Group also maintains reinsurance protection for its umbrella risks at $9.0 million over a net retention of $1.0 million and purchases facultative reinsurance for certain other risks.
(5) Effective January 1, 1999, The PMA Insurance Group's net retention on workers' compensation has been reduced to $150,000.
(6)  This coverage also includes coinsurance of 5%
(7)  This coverage also provides a per occurrence limit of $48.5 million.
(8) This coverage also provides protection of $49.8 million per occurrence over its net retention of $175,000.
(9) Caliber One Indemnity Company is 100% reinsured by an affiliate of its former parent for all business written prior to its acquisition by PMA Reinsurance Corporation in December, 1997. Caliber One Indemnity Company has also entered into a surplus maintenance reinsurance agreement with its parent, PMA Reinsurance Corporation, whereby PMA Reinsurance Corporation will provide reinsurance if Caliber One Indemnity Company's statutory combined ratio exceeds 105.0% or if its statutory net written premium to surplus ratio exceeds 1:1. See "Caliber One - Acquisition of Caliber One Indemnity Company" above for additional discussion.

As of December 31, 1998, the maximum gross lines that PMA Re will write are $5.0 million for property covers, $1.0 million for property catastrophe covers and $7.5 million for casualty covers.

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company monitors the accumulation of insurable values in catastrophe prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, the Company also manages its net retention in each exposure. As a result, the Company's loss and LAE ratios have not been significantly impacted by catastrophes in the past three years. Although the Company believes it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company's reinsurance and/or retrocessional protection and may have a material adverse impact on the Company's results of operations and financial position.

The collectibility of reinsurance is largely a function of the solvency of reinsurers. The Company performs extensive credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet the Company's standards are excluded from the Company's reinsurance programs. In addition, the Company requires letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.

As of December 31, 1998, approximately 97.3% of the Company's reinsurance receivables related to unpaid reported claims and incurred but not reported claims, and the remaining 2.7% related to paid losses. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on the Company's liquidity.

See pages 43-44 of the MD&A and Note 5 to the Financial Statements included in the Annual Report for additional information on reinsurance.

                                 LOSS RESERVES

Insurers establish reserves representing estimates of future amounts needed to pay claims with respect to insured events which have occurred, including events that have not been reported to the insurer. Reserves are also established for loss adjustment expenses ("LAE") representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

After a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of management, based on reserving practices and management's experience and knowledge regarding the nature and value of the specific type of claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, "bulk reserves" are also established on an aggregate basis (i) to provide for losses incurred but not yet reported to the insurer; (ii) to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and (iii) to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims. Reserves are estimated using various generally accepted actuarial techniques.

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

Estimating the Company's ultimate claims liability is necessarily a complex and judgmental process as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments and economic conditions, the estimates are revised accordingly. If the Company's ultimate net losses prove to be substantially greater than the amounts recorded in the financial statements, the related adjustments could have a material adverse impact on the Company's financial condition and results of operations.

Estimating reserves for workers' compensation claims is difficult for several reasons, including (i) the long payment "tail" associated with the business;
(ii) the impact of social, political, case law and regulatory trends on benefit levels for both medical and indemnity payments; (iii) the impact of economic trends and (iv) the impact of changes in the mix of business. At various times, one or a combination of such factors can make the interpretation of actuarial data associated with workers' compensation loss development more difficult, and it can take additional time to recognize changes in loss development patterns. If necessary, adjustments will be made to such reserves as they are identified if loss patterns develop differently than forecasted or if new information becomes available and such adjustments may be material to results of operations, financial condition and liquidity.

The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance ("net reserves"), for the 10 years prior to 1998. The first section of the table shows the estimated net reserves that were recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss adjustment expenses. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through 1998; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 1997 relating to losses incurred in 1989 would be included in the cumulative deficiency amount for each of the years 1989 through 1996. Yet, the deficiency would be reflected in operating results in 1997 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

           Consolidated Loss and Loss Adjustment Expense Development

                                  December 31,
                          (dollar amounts in millions)

                        1988      1989      1990      1991      1992      1993      1994      1995      1996       1997       1998
                      --------  --------  --------  --------  --------  --------  --------  --------  ---------  ---------  --------
Initial estimated
liability for
unpaid losses and
LAE net of            $1,457.4  $1,632.2  $1,734.6  $1,824.3  $1,941.0  $1,932.0  $1,855.9  $1,808.5  $1,834.5   $1,670.9   $1,347.2
reinsurance.........  ========  ========  ========  ========  ========  ========  ========  ========  ========   ========   ========


Amount of reserve
paid, net of
reinsurance through
- one year later....  $  322.3  $  444.6  $  470.8  $  490.5  $  442.4  $  407.8  $  398.9  $  437.6  $  398.8   $  360.7        --

- two years later...     601.1     771.5     842.0     848.8     779.1     746.1     763.7     780.0     669.6

- three years later.     825.9   1,042.6   1,133.8   1,127.0   1,066.8   1,055.9   1,072.9     999.0

- four years later..   1,011.4   1,258.0   1,353.1   1,364.9   1,329.2   1,330.6   1,252.2

- five years later..   1,165.8   1,421.4   1,539.4   1,585.4   1,573.8   1,472.7

- six years later...   1,283.8   1,553.1   1,715.1   1,788.9   1,688.7

- seven years later.   1,380.1   1,684.6   1,882.1   1,882.2

- eight years later.   1,478.9   1,817.3   1,962.6

- nine years later..   1,584.2   1,887.4

- ten years later...   1,642.0


Re-estimated
liability, net of
reinsurance as of:
- one year later....  $1,468.3  $1,696.0  $1,795.3  $1,966.8  $1,998.1  $1,932.3  $1,907.4  $1,964.6  $1,748.5   $1,624.4        --

- two years later...   1,511.9   1,742.5   1,949.9   2,067.5   2,006.5   1,982.5   2,073.4   1,866.8   1,700.5

- three years later.   1,553.3   1,876.0   2,034.1   2,081.5   2,060.6   2,163.9   1,986.7   1,819.2

- four years later..   1,607.3   1,938.2   2,040.8   2,134.8   2,258.2   2,078.3   1,942.0

- five years later..   1,651.5   1,935.1   2,123.0   2,302.0   2,170.3   2,030.5

- six years later...   1,648.7   1,985.3   2,273.3   2,209.3   2,126.6

- seven years later.   1,684.2   2,098.2   2,205.4   2,169.5

- eight years later.   1,783.6   2,052.2   2,168.4

- nine years later..   1,751.8   2,020.1

- ten years later...   1,729.1

Indicated
deficiency
(redundancy)          $  271.7  $  387.9  $  433.8  $  345.2  $  185.6  $   98.5  $   86.1  $   10.7  $ (134.0)  $  (46.5)
                      ========  ========  ========  ========  ========  ========  ========  ========   ========  ========
Net
liability...........                                                    $1,932.0  $1,855.9  $1,808.5  $1,834.5   $1,670.9   $1,347.2
reinsurance
recoverables........                                                       218.7     247.9     261.5     256.6      332.3      593.7
                                                                        --------  --------  --------  --------   --------   --------

Gross
liability...........                                                    $2,150.7  $2,103.8  $2,070.0  $2,091.1   $2,003.2   $1,940.9
                                                                        ========  ========  ========  ========   ========   ========

Re-estimated
net
liability...........                                                    $2,030.5  $1,942.0  $1,819.2  $1,700.5   $1,624.4
Re-estimated
reinsurance
recoverables........                                                       209.0     250.1     277.8     271.3      349.8
                                                                        --------  --------  --------  --------   --------
Re-estimated
gross
liability...........                                                    $2,239.5  $2,192.1  $2,097.0  $1,971.8   $1,974.2
                                                                        ========  ========  ========  ========   ========

The components of the Company's incurred losses and LAE for prior accident years, excluding accretion of discount, are as follows (favorable loss development is denoted by the bracketed figures):

                         (dollar amounts in millions)

                                        1998                1997                1996
                                 ------------------  ------------------  ------------------
PMA Re...........................      $(31.5)             $(32.1)             $(35.3)
                                 ------------------  ------------------  ------------------
The PMA Insurance Group:
  Workers' compensation..........       (17.3)              (44.1)              110.0
  Asbestos and environmental.....          --                  --                60.4
  Other losses and LAE...........         2.3                (9.8)               21.0
                                 ------------------  ------------------  ------------------
                                        (15.0)              (53.9)              191.4
                                 ------------------  ------------------  ------------------
Total............................      $(46.5)             $(86.0)             $156.1
                                 ==================  ==================  ==================

During 1998, PMA Re and The PMA Insurance Group recorded favorable reserve development on prior accident years of $31.5 million and $15.0 million, respectively. PMA Re recorded favorable reserve development on prior accident years due to re-estimated loss trends for such years that are lower than previous expectations. The favorable reserve development at The PMA Insurance Group primarily relates to the formal commutation programs, which resulted in early liability settlements made during 1998 to reduce future claim payments.

During 1997, PMA Re and The PMA Insurance Group recorded favorable reserve development of $32.1 million and $53.9 million, respectively. PMA Re recorded favorable reserve development on prior accident years due to re-estimated loss trends for such years that are lower than previous expectations. Favorable loss development at The PMA Insurance Group in 1997 can be attributed to the following: favorable reserve development of approximately $37.0 million related to retrospectively rated policies for Run-off Operations; the cession of prior year reserves of $14.8 million from Run-off Operations to a third party reinsurer; and favorable reserve development of $7.1 million on guaranteed cost workers' compensation reserves, partially offset by reserve strengthening of $5.0 million in commercial multi-peril business.

The increase in incurred losses and LAE during 1996 is primarily due to a loss reserve strengthening charge of $191.4 million. The 1996 aggregate workers' compensation adverse development of $110.0 million was allocated $102.0 million to Pennsylvania and $8.0 million to all other states in The PMA Insurance Group's marketing territory. Of the $102.0 million, the allocation by year is as follows: prior to 1987, $16.0 million; 1987 to 1991, $101.0 million; and 1992 and subsequent years, ($15.0) million.

These increases were the result of an analysis of increases in paid loss development data started in 1995. In 1995, The PMA Insurance Group began to accumulate additional data in order to determine whether there were additional causes of the increase in the paid loss development data, including claim count data that was far more detailed than had been historically utilized in the reserve setting process. This data indicated that the paid loss development factors were not only impacted by commutation activity, but also by a decline in the claims closure rate in Pennsylvania.

The PMA Insurance Group believes that the decline of the closure rates was due to several interrelated factors, including efforts to rehabilitate claimants and return them to work at either full or modified duty, which were not as successful as anticipated. In addition, the depressed economic conditions in The PMA Insurance Group's major industry niches for worker's compensation insurance (construction, heavy manufacturing) in Pennsylvania caused an increase in indemnity periods for workers who suffered injuries in these industries.

The decline in claim closure rates combined with the fact that the benefits period in Pennsylvania was unlimited, caused The PMA Insurance Group to believe that a substantial portion of claimants from the pre-1992 period, who had already been out of work five to nine years, would not return to work in any capacity. In late 1995 and during 1996, The PMA Insurance Group undertook an effort to quantify the impact of the declining closure rates versus the increase in commutation activity. During the fourth quarter of 1995, workers' compensation reserves were strengthened by $54.7 million; however, the quantification of the effect of the claims closure rate was an extremely complex process, and as such, the data was not fully understood at that time. As the data under analysis was more mature and refined in 1996, The PMA Insurance Group determined that the workers' compensation loss reserves for Pennsylvania in the pre-1992 accident years needed to be increased by $110.0 million.

Benefit reforms enacted by states in which The PMA Insurance Group transacts business, most significantly Pennsylvania, have had a beneficial impact on more recent accident year loss and LAE ratios. Prior to 1996, the principal revisions of the Pennsylvania system included medical cost containment measures and an expansion of the period of time during which the insurer may require an employee to accept medical treatment from the employer's list of designated health care providers. In July 1996, Pennsylvania enacted Act 57, a workers' compensation reform bill which is expected to substantially reduce indemnity benefit periods in Pennsylvania. In addition to regulatory reforms, the loss and LAE ratios have been favorably impacted by the conversion to loss sensitive and alternative market products. Management believes that the reforms and more stringent underwriting standards adopted since 1991 have had and continue to have a beneficial effect on the Company's accident year loss and LAE ratios. For further discussion of benefit reforms, see "The PMA Insurance Group--Workers' Compensation Insurance" above.

In addition, management took several steps to reduce the outstanding claims associated with the Pennsylvania workers' compensation business written through 1991. A formal commutation program was initiated in the fourth quarter of 1996 and continued into late 1997. Commutations are agreements whereby the claimants, in exchange for a lump sum payment, release their rights to future indemnity payments from The PMA Insurance Group. The PMA Insurance Group paid approximately $64.9 million, $113.0 million and $17.8 million in 1998, 1997 and 1996, respectively, to commute workers' compensation indemnity claims. The commutation program resulted in payments, which were less than the corresponding carried reserves. Savings associated with these claims were consistent with management's expectations. The number of open claims for accident years 1991 and prior was substantially reduced as a result of the commutation program. This reduction in open claims is expected to reduce the possibility of any further adverse development on such reserves, although there can be no assurance that the level of commutations will have a significant impact on the future development of such reserves. As a result of the success of this formal commutation program, The PMA Insurance Group has continued its efforts to commute additional claims from accident years 1991 and prior and also has started to commute claims for accident years 1992 through 1996.

In 1996, Commercial Lines reserves were strengthened by $21.0 million. The reserve strengthening in 1996 was principally due to a re-estimation of loss adjustment costs associated with general liability claims. Through 1991, The PMA Insurance Group's mix of general liability insurance policies were weighted towards the manufacturing classes of business. Subsequent to 1991, The PMA Insurance Group's mix of general liability business became more heavily weighted towards the construction and contracting classes of business. These particular classes of business have experienced losses due to construction defects and similar matters, that have taken longer to emerge than the classes of business previously written by The PMA Insurance Group. Defense costs associated with these claims have also exceeded the original estimate of The PMA Insurance Group's management, which was based on the patterns of indemnification payments associated with the earlier classes of business written. When this issue was discovered, The PMA Insurance Group factored the increased defense costs and the emergence pattern in determining a more appropriate reserve amount for loss handling costs.

At December 31, 1998, the Company's loss reserves were stated net of $60.4 million of salvage and subrogation. The Company's policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by the Company. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historic paid data implicitly considers realization and collectibility.

                      Asbestos and Environmental Reserves

The Company's asbestos-related loss reserves for the years ended December 31, were as follows:
                         (dollar amounts in thousands)

                                                         1998           1997            1996
                                                     -------------  -------------  --------------
Gross of reinsurance:
  Beginning reserves...............................       $76,726        $80,055        $ 27,611
  Incurred losses and LAE..........................        (1,976)         2,435          62,854
  Calendar year payments for losses and LAE........        (6,893)        (5,764)        (10,410)
                                                          -------        -------        --------
  Ending reserves..................................       $67,857        $76,726        $ 80,055
                                                          =======        =======        ========

Net of reinsurance:
  Beginning reserves...............................       $48,578        $53,300        $ 23,443
  Incurred losses and LAE..........................        (2,754)           (36)         39,427
  Calendar year payments for losses  and LAE.......        (2,268)        (4,686)         (9,570)
                                                          -------        -------        --------
  Ending reserves..................................       $43,556        $48,578        $ 53,300
                                                          =======        =======        ========

The Company's environmental-related loss reserves for the years ended December 31, were as follows:

                         (dollar amounts in thousands)

                                                          1998           1997            1996
                                                     --------------  -------------  --------------
Gross of reinsurance:
  Beginning reserves...............................        $45,108        $35,626         $20,134
  Incurred losses and LAE..........................         11,895          1,130          22,143
  Reserves  acquired through purchase of Caliber
         One Indemnity Company(1)..................             --         13,060              --
  Calendar year payments for losses and LAE........         (9,967)        (4,708)         (6,651)
                                                           -------        -------         -------
  Ending reserves..................................        $47,036        $45,108         $35,626
                                                           =======        =======         =======

Net of reinsurance:
  Beginning reserves...............................        $31,695        $34,592         $20,134
  Incurred losses and LAE..........................          3,644          1,068          21,109
  Calendar year payments for losses  and LAE.......         (5,983)        (3,965)         (6,651)
                                                           -------        -------         -------
  Ending reserves..................................        $29,356        $31,695         $34,592
                                                           =======        =======         =======

(1) Such acquired reserves have been reinsured by an affiliate of the former parent (see "Caliber One" for further discussion).

Of the total net asbestos reserves, approximately $34.2 million, $41.9 million and $46.5 million related to incurred but not reported losses at December 31, 1998, 1997 and 1996, respectively. Of the total net environmental reserves, approximately $20.3 million, $20.5 million and $22.1 million related to incurred but not reported losses at December 31, 1998, 1997 and 1996, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data;
(iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. To reserve for environmental claims, the Company currently utilizes a calendar year development technique known as aggregate loss development. This technique focuses on the aggregate losses paid as of a particular date and aggregate payment patterns associated with such claims. Several elements including remediation studies, remediation, defense, declaratory judgment and third party bodily injury claims were considered in estimating the costs and payment patterns of the environmental and toxic tort losses. Prior to the development of these techniques, there was a substantial range in the nature of reserving for environmental and toxic tort liabilities.

In 1996, the Company performed a ground up analysis of loss reserves for direct asbetos exposures using an actuarially accepted modeling technique. Using historical information as a base and information obtained from a review of open claims files, assumptions were made about future claims activity in order to estimate ultimate losses. For each individual major account, projections were made regarding new plaintiffs per year, the number of years in which new claims will be reported, the average loss severity per plaintiff, and the ratio of LAE to loss. In many cases involving larger asbestos claims, the Company reserved up to the policy limits for the applicable loss coverage parts for the affected accounts. Policy terms and reinsurance treaties were applied in the modeling of future losses.

Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability among participating insurers, proof of coverage and other factors, the Company's ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company's financial condition and results of operations.

                                  INVESTMENTS

The Company's investment policy objectives are to (i) seek competitive after-tax income and total return, (ii) maintain high investment grade asset quality and marketability, (iii) maintain maturity distribution commensurate with the Company's business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. The Company's investment strategy includes guidelines for asset quality standards, asset allocations and other relevant criteria for its portfolio. In addition, maturities are structured after projecting liability cash flows with actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through publicly traded fixed maturities as well as operating cash flows and short-term investments.

The Company's Board of Directors is responsible for the Company's investment policy objectives. The Company retains outside investment advisers to provide investment advice and guidance, supervise the Company's portfolio and arrange securities transactions through brokers and dealers. The Company's Executive and Finance Committee of the Board of Directors meets periodically with the investment advisers to review the performance of the investment portfolio and to determine what actions should be taken with respect to the Company's investments. Investment by the Pooled Companies, MASCCO and PMA Reinsurance Corporation must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania and investments for Caliber One Indemnity Company must comply with the insurance laws and regulations of Delaware.

The Company currently has only one derivative financial instrument outstanding, an interest rate swap on its Credit Facility, which is used as a hedge in accordance with the Company's investment strategy. Derivatives are not used for speculative purposes. The Company's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

For additional information on the Company's investments, including carrying values by category, quality ratings and net investment income, see pages 44-45 of the MD&A as well as Notes 2 and 3 to the Financial Statements in the Annual Report.

                                  COMPETITION

The domestic property and casualty insurance and reinsurance industries are very competitive and consist of many companies, with no one company dominating the market. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. In addition to competition from other insurance companies, The PMA Insurance Group and Caliber One compete with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. PMA Re competes with other reinsurers in the broker market as well as reinsurers that underwrite reinsurance business on a direct basis. Many of the Company's competitors are larger and have greater financial resources than the Company.

The main factors upon which entities in the Company's markets compete are price, service, product capabilities and financial security. The PMA Insurance Group, PMA Re and Caliber One attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting rate of return targets. The present soft pricing environment has made competing solely on the basis of price increasingly difficult. The PMA Insurance Group, PMA Re and Caliber One have rejected and/or non-renewed certain accounts in recent years, as the market rates for such risks did not provide the opportunity to achieve an acceptable rate of return.

In terms of service, the Company maintains service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with the Company's products and services. The Company periodically participates in surveys of intermediaries and clients to gain an understanding of the perceptions of its service as compared to its competitors.

The Company attempts to design products that meet the needs of clients in its markets. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers' compensation market. Specifically, it has increased its focus on rehabilitation and managed care to keep workers' compensation costs lower for the employers. In addition, The PMA Insurance Group has introduced and refined alternative market products, as well as unbundled risk management and claims administration services. See "The PMA Insurance Group--Products." PMA Re has also expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last two years include facultative reinsurance and finite risk reinsurance. See "PMA Re--Products" for additional discussion. Caliber One intends to design products that meet the needs of new classes of business and that cover emerging risks. The Company continually evaluates new product opportunities for The PMA Insurance Group, PMA Re and Caliber One.

For many intermediaries and clients, financial security is measured by the ratings assigned by independent rating agencies. Certain of the Company's insurance subsidiaries are rated by independent rating agencies. The ratings represent the opinions of the rating agencies on the insurance company's financial strength and its ability to pay obligations to its policyholders. Management believes that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to the Company's operations.

The rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows:

   . A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation")

   .  Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to
      "Lowest")

As of March 15, 1999, A.M. Best had assigned an A+ ("Superior," 2nd of 16) rating to PMA Reinsurance Corporation, an A- ("Excellent," 4th of 16) rating to the Pooled Companies and an A ("Excellent," 3rd of 16) rating to Caliber One Indemnity Company. In addition, Moody's had rated PMA Reinsurance Corporation A3 ("Good," 7th of 21) and the Pooled Companies Baa2 ("Adequate," 9th of 21). These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that PMA Reinsurance

Corporation, the Pooled Companies and/or Caliber One Indemnity Company can maintain these ratings. Each rating should be evaluated independently of any other rating.


                               REGULATORY MATTERS


General

PMA Reinsurance Corporation is licensed or accredited to transact its reinsurance business in, and is subject to regulation and supervision by, 50 states and the District of Columbia. The Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 43 states and the District of Columbia. Caliber One Indemnity Company is licensed in one state and is an eligible excess and surplus lines carrier in 40 states, the District of Columbia and Puerto Rico. The Company's insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business. In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for the protection of policyholders and the public. PMA Reinsurance Corporation and the Pooled Companies are domiciled in Pennsylvania, therefore the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. Caliber One Indemnity Company is domiciled in Delaware, therefore the Delaware Insurance Department exercises principal jurisdiction over Caliber One Indemnity Company. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

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

State insurance departments in jurisdictions in which the Company's insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of PMA Reinsurance Corporation and the Pooled Companies as of December 31, 1992, and the Delaware Department of Insurance last conducted an examination of Caliber One Indemnity Company as of December 31, 1996. No adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no material qualitative matters indicated in the examination reports that had or are expected to have a material adverse effect on the operations of PMA Reinsurance Corporation, the Pooled Companies or Caliber One Indemnity Company. The Pennsylvania Department of Insurance is currently conducting examinations of PMA Reinsurance Corporation, the Pooled Companies and MASCCO as of December 31, 1997. Although the Company has not received the final reports of examination, the Company does not expect the results of the examinations to have a material adverse effect on results of operations of PMA Reinsurance Corporation, the Pooled Companies or MASCCO.

Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of Pennsylvania and Delaware. These state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the state regulatory authorities, to file with those authorities certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions including material transfers of assets and intercompany business agreements, and to report material changes in such information. These laws also require that intercompany transactions be fair and reasonable and that an insurer's policyholders' surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

Under Pennsylvania and Delaware law, no person may acquire, directly or indirectly, a controlling interest in the capital stock of the Company unless such person, corporation or other entity has obtained prior approval from the respective Commissioner for such acquisition of control. Pursuant to the Pennsylvania and Delaware law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have "control" of such company. This presumption may be rebutted by a showing that control does not exist in fact. The respective Commissioner, however, may find that "control" exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

Other jurisdictions in which the Company's insurance subsidiaries are licensed to transact business may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws that govern the holding company structure also govern payment of dividends by the Company's insurance subsidiaries to the Company.

Restrictions on Subsidiaries' Dividends and Other Payments

PMA Capital is an insurance holding company whose assets consist principally of all of the outstanding common stock of its insurance subsidiaries. PMA Capital's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt, is primarily dependent on the receipt of sufficient funds from its insurance subsidiaries in the form of dividends, net payments under a tax-sharing agreement between PMA Capital and its subsidiaries and loans. The payment of dividends by the Company's insurance subsidiaries to PMA Capital is regulated under the insurance laws of Pennsylvania and Delaware (such laws are substantially similar). In addition, to the extent tax-sharing payments and loans exceed certain threshold amounts, notice to and non-disapproval by the Pennsylvania Insurance Commissioner would be required.

Under Pennsylvania law, PMA Capital's significant Pennsylvania-domiciled insurance subsidiaries (PMA Reinsurance Corporation and the Pooled Companies) may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer's policyholders' surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer's statutory net income for the previous calendar year. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

Based upon this limitation, these companies have the legal capacity to pay $51.8 million in dividends to PMA Capital in 1999 without obtaining the prior approval of the Pennsylvania Insurance Commissioner. Pennsylvania law also provides that following the payment of any dividend, the insurer's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards. During 1998, $35.5 million of dividends were paid by PMA Reinsurance Corporation and the Pooled Companies to PMA Capital Corporation.

Caliber One Indemnity Company is a Delaware-domiciled insurance subsidiary of PMA Reinsurance Corporation. As a subsidiary of PMA Reinsurance Corporation, Caliber One Indemnity Company's dividends are not directly available to PMA Capital. As noted above, the Delaware insurance law provisions restricting dividends by insurers are substantially similar to such provisions under Pennsylvania insurance laws. During 1999, Caliber One Indemnity Company may pay up to $2.5 million of dividends to PMA Reinsurance Corporation without the prior approval of the Delaware Insurance Commissioner. During 1998, no dividends were declared or paid by Caliber One Indemnity Company.

In the event that the ability of either the Pooled Companies or PMA Reinsurance Corporation to pay dividends or make other payments to PMA Capital in the future is reduced or eliminated, PMA Capital's ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt could be materially and adversely affected, depending upon the extent of such reduction. The Pennsylvania Insurance Commissioner could use his or her broad discretionary authority to seek to require PMA Capital to apply payments received from one insurance subsidiary for the benefit of another insurance subsidiary of PMA Capital.

In addition to regulatory restrictions on dividends, the Company's Revolving Credit Facility and Letter of Credit Facility also impose restrictions on the ability of the Company's insurance subsidiaries to pay dividends. Under these restrictions, the statutory surplus of PMA Capital's insurance subsidiaries (as measured each calendar quarter) must not be less than $450 million and such subsidiaries must annually maintain certain minimum ratios of adjusted surplus to risk-based capital (300% for PMA Reinsurance Corporation and 230% for the Pooled Companies in 1998, increasing to 240% thereafter). As of December 31, 1998, the Company's insurance subsidiaries reported combined statutory surplus of $569.4 million, and, as of December 31, 1998, PMA Reinsurance Corporation's risk-based capital ratio was 348% and the Pooled Companies' ratios ranged from 316% to 368%.

Risk-Based Capital

The National Association of Insurance Commissioners (the "NAIC") has adopted risk-based capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under RBC requirements, regulatory compliance is determined by the ratio of a Company's total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the ratio of total adjusted capital to RBC ("RBC ratio") is insufficient:

  * If an insurance company's RBC ratio is between 150% and 200%, the "company action level," the company must submit a plan to the regulator detailing corrective action it proposes to undertake.

  * If a company's RBC ratio is between 100% and 150%, the "regulatory action level," the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

  * If a company's RBC ratio is between 70% and 100%, the "authorized control level," the regulatory response is the same as at the "regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

  * If the RBC ratio for a company is less than 70%, the "mandatory control level," the regulator must rehabilitate or liquidate the insurer.

At December 31, 1998, the RBC ratios of the Pooled Companies ranged from 316% to 368%, and the ratio of MASCCO, The PMA Insurance Group's run-off subsidiary, was 270%. PMA Reinsurance Corporation's ratio was 348% and Caliber One Indemnity Company's ratio was 1,389%.

The Company believes that it will be able to maintain the RBC ratios of its insurance subsidiaries in excess of regulatory requirements through prudent underwriting and claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of management's control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which the insurance subsidiaries write business, will cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

The NAIC has developed a series of twelve ratios (the "IRIS ratios") designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer's state of domicile. In 1998, PMA Reinsurance Corporation reported an unusual value in one ratio, relating to reserve development due to the change in mix of business and growth in earned premiums. In 1998, each of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves. In 1998, MASCCO reported unusual values in two ratios due to its reinsurance treaty with PMA International Insurance, Cayman Ltd. and a dividend paid to its parent. In addition, Caliber One Indemnity Company reported one unusual value, relating to the change in net premiums written.

                                   EMPLOYEES

As of February 28, 1999, the Company had approximately 1,000 full-time employees. None of the employees of the Company is represented by a labor union and the Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

                      Glossary of Selected Insurance Terms

Actuarial analysis............ Evaluation of risks in order to attempt to assure that premiums and loss reserves adequately reflect expected future loss experience and claims payments; in evaluating risks, mathematical models are used to predict future loss experience and claims payments based on past loss ratios and loss development patterns and other relevant data and assumptions.

Adverse loss development.......Increases in losses and ALAE exceeding anticipated loss and ALAE experience over a given period of time.

Allocated loss adjustment
expenses ("ALAE")..............Allocated loss adjustment expenses include all legal expenses and other expenses incurred by a company in connection with the investigation, adjustment, settlement or litigation of claims or losses under business covered. ALAE does not include costs of a company's internal counsel, claims staff or other overhead or general expense of the company.

Attachment point...............The amount of losses above which excess of loss reinsurance becomes operative.

Broker; intermediary...........One who negotiates contracts of reinsurance between a primary insurer or other reinsured and a reinsurer on behalf of the primary insurer or other reinsured. The broker receives from the reinsurer a commission for placement and other services rendered.

Broker reinsurer...............A reinsurer that markets and sells reinsurance through brokers rather than through its own employees.

Bulk reserves..................Reserves established on an aggregate basis to provide for losses incurred but not yet reported to the insurer; to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims.

Case reserves..................Loss reserves established with respect to individual reported claims.

Casualty insurance and/or
reinsurance....................Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance........A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company;
cedent.........................When a company reinsures its risk with another, it "cedes" business and is referred to as the "ceding company" or the "cedent".

Claim closure rate.............The number of closed lost time workers'
                               compensation claims divided by total reported lost time workers' compensation claims by accident year as of a given evaluation date.

Clash cover....................A form of excess of loss casualty reinsurance policy covering losses arising from a single set of circumstances covered by more than one primary policy. For example, if an insurer covers both motorists involved in an accident, a clash cover would protect the insurer from suffering a net loss in the full amount of both parties. The clash cover would pay to the insurer a portion of the loss in excess of the coverage of one of the two parties.

Combined ratio.................The sum of the loss and LAE ratio, the underwriting expense ratio, and the
                               policyholders' dividend ratio.

Direct reinsurer, direct
underwriter, direct writer.....A reinsurer that markets and sells reinsurance directly to its reinsureds without the assistance of brokers.

Excess and surplus lines.......Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions. Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language.

Excess of loss reinsurance.....The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a "layer" or "retention." Also known as nonproportional reinsurance or stop loss coverage.

Facultative reinsurance........The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Finite risk reinsurance........The reinsurance of potential losses in a transaction in which the primary element of risk is financial rather than underwriting.

Gross premiums written.........Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported
("IBNR") reserves..............Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses................The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer ("IBNR").

IRIS ratios....................Financial ratios annually calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Layers.........................The division of a particular reinsurance program delineated by an attachment point and a maximum limit. Often, a reinsurance program will be divided into several layers, with the lower layers (see "Low or working layer excess of loss reinsurance") typically having higher premiums and higher claim frequency and the higher layers typically having lower premiums and claim frequency.

Loss adjustment expenses
("LAE")........................The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio (GAAP)......Loss and LAE ratio is equal to losses and LAE divided by earned premiums. Undiscounted loss and LAE ratios refer to loss and LAE ratios that do not consider the net effect of discounting of loss reserves.

Loss reserves..................Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer ultimately will be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves, bulk reserves and IBNR reserves.

Low or working layer excess of
loss reinsurance...............Reinsurance that absorbs the losses immediately above the reinsured's retention layer. A low layer excess of loss reinsurer will pay up to a certain dollar amount at which point a higher layer reinsurer (or the ceding company) will be liable for additional losses.

Manual rates...................Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Manual rate level or average
manual rate level..............Manual rates for lines and classes of business relative to a benchmark; within this document, the term refers to the manual rates, as compared to other periods, such as a prior policy year.

Net investment income ratio....The ratio of net investment income to net premiums earned.

Net premiums earned............The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written...........Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Operating ratio................The combined ratio, reduced by the net investment income ratio. The ratio measures a company's operating profitability, exclusive of realized gains and federal income taxes.

Per occurrence.................A form of insurance or reinsurance under which the date of the loss event is deemed to be the date of the occurrence, regardless of when reported and permits all losses arising out of one event to be aggregated instead of being handled on a risk-by-risk basis.

Policyholders' dividend ratio..The ratio of policyholders' dividends to earned premiums

Primary insurer................An insurance company that issues insurance policies to the general public or to certain non-insurance entities.

Pro rata reinsurance...........Forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. Pro rata reinsurance also is known as proportional reinsurance, quota share reinsurance and participating reinsurance.

Property insurance
and/or reinsurance.............Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reinsurance....................The practice whereby one party, called the reinsurer, in consideration of a premium paid to it, agrees to indemnify another party, called the reinsured, for part or all of the liability assumed by the reinsured under a policy or policies of insurance that it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company or the ceding company.

Retention, retention layer.....The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are paid by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession;
retrocessionaire...............A transaction whereby a reinsurer cedes to another reinsurer (the "retrocessionaire") all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Statutory accounting
principles ("SAP").............Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities including the NAIC.

Statutory or policyholder's
surplus; statutory capital
& surplus......................The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Stop loss......................See "Excess of loss reinsurance".

Treaty reinsurance.............The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or reinsured.

Underwriting...................The reinsurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting cycle.............An historical pattern in which property and casualty insurance and reinsurance premiums, profits and availability of coverage rise and fall over time.

Underwriting expenses..........The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting expense ratio.....The ratio of underwriting expenses to earned premiums.

Unearned premiums..............The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve.......Liabilities established by insurers and reinsurers to reflect unearned premiums which are refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

Item 2.    Properties

The Company's and PMA Re's headquarters are located in 78,000 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group's headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. Caliber One's headquarters are located in 10,000 square feet of leased office space in Langhorne, Pennsylvania.

Through various wholly owned subsidiaries, the Company also owns and occupies additional office facilities in three other locations and rents additional office space for its insurance operations in 15 other locations. The Company believes that such owned properties are suitable and adequate for its current business operations.

Item 3.    Legal Proceedings

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to results of operations, liquidity or financial condition. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to the results of operations, liquidity or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

The executive officers  of the Company are as follows:

                Name         Age              Position
---------------------------  --- -----------------------------------------------------
John W. Smithson...........  53  President and Chief Executive Officer
Frederick W. Anton III.....  65  Chairman of the Board
Ronald S. Austin...........  41  President and Chief Operating Officer - Caliber One
                                 Indemnity Company
Vincent T. Donnelly........  46  President and Chief Operating Officer -
                                 The PMA Insurance Group
Stephen G. Tirney..........  45  President and Chief Operating Officer - PMA
                                 Reinsurance Corporation
Francis W. McDonnell.......  42  Senior Vice President, Chief Financial Officer
                                 and Treasurer

John W. Smithson has served as President and Chief Executive Officer of the Company since May 1997, and as a director of the Company since 1987. Mr. Smithson served as President and Chief Operating Officer of the Company from 1995 to May 1997, as Chairman and Chief Executive Officer of PMA Reinsurance Corporation since 1984 and as Chairman and Chief Executive Officer of The PMA Insurance Group since April 1995. Mr. Smithson started with the Company in 1972.

Frederick W. Anton III has served as Chairman of the Board since 1995 and as a director of the Company since 1972. Mr. Anton served as Chairman of the Board and Chief Executive Officer from 1995 to May 1997, and as President and Chief Executive Officer from 1981 to 1995. Mr. Anton started with the Company in 1962.

Ronald S. Austin has served as the President and Chief Operating Officer of Caliber One Indemnity Company since 1997. From 1988 to 1997, Mr. Austin served as an officer and director of General Star Management Company, a member of the General Re Group.

Vincent T. Donnelly has served as President and Chief Operating Officer of The PMA Insurance Group since February 1997. Mr. Donnelly served as Senior Vice President - Finance and Chief Actuary of The PMA Insurance Group from 1992 to 1997.

Stephen G. Tirney has served as President and Chief Operating Officer of PMA Reinsurance Corporation since 1997. Mr. Tirney served as Executive Vice President of PMA Reinsurance Corporation from 1993 to 1997, as Senior Vice President of PMA Reinsurance Corporation from 1989 to 1993 and has been an employee of PMA Reinsurance Corporation since 1976.

Francis W. McDonnell has served as Senior Vice President and Chief Financial Officer of the Company since 1995 and as Treasurer since 1997, and has served as Senior Vice President and Chief Financial Officer of PMA Reinsurance Corporation since 1995. From 1993 to 1995, Mr. McDonnell served as Vice President Finance of PMA Reinsurance Corporation.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
           Matters

The "Class A Common Stock Prices" and "Class A Common Stock Bids" under the caption "Quarterly Financial Information" and also in the last paragraph on page 80 of the Annual Report, as well as the information under the captions "Securities Listing" and "Dividends" on the inside back cover of the Annual Report are incorporated herein by reference. Further, the information in Note 15 to the Financial Statements in the Annual Report and under the caption "Regulation--Restrictions on Subsidiaries' Dividends and Other Payments" in Item 1 of this Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the years ended December 31, 1997 and 1996, the Company sold shares of Class A Common Stock in connection with the exercise of employee stock options pursuant to the terms of the Company's stock option plans. In 1997, an aggregate of 162,248 shares were sold to fourteen officers and employees of the Company pursuant to such options at exercise prices ranging from $8.00 to $15.00 per share for an aggregate price of $1,424,349. Additionally, in 1997, the Company sold 1,000 shares to employees at $18.00 per share. In 1996, an aggregate of 97,150 shares were sold to five officers of the Company pursuant to such options at exercise prices ranging from $6.60 to $10.00 per share for an aggregate price of $806,000. The Company believes that these sales were made pursuant to the exemption afforded by Section 4(2) of the Securities Act inasmuch as the sales were made to a limited number of sophisticated investors in transactions not involving a public offering. No unregistered sales of Company securities were made in 1998.

Item 6.    Selected Financial Data

The information under the caption "Selected Financial Data" on page 26 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 49 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information under the caption "Market Risk of Financial Instruments" on pages 45 and 46 of the Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 50 through 78 and the Report of Independent Accountants on page 79 of the Annual Report are incorporated herein by reference, as is the unaudited "Income Statement Data" and "Per Share Data" under the caption "Quarterly Financial Information" on page 80 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                     None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

See "Executive Officers of the Registrant" under Item 4 above. The information under the captions "Nominees For Election" and "Directors Continuing in Office" on pages 5 and 6 of the Company's 1999 Proxy Statement dated March 26, 1999 ("Proxy Statement") is incorporated herein by reference, as is the information under the caption "Section 16(a) Beneficial Reporting Compliance" on page 23 of the Proxy Statement.

Item 11.    Executive Compensation

The information under the caption "Compensation of Executive Officers" on pages 8 through 12 and under the caption "Director Compensation" on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the captions "Certain Transactions" on pages 18 and 19 as well as "Compensation Committee Interlocks and Insider Participation" on page 12 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES
(a)(1) The following consolidated financial statements of PMA Capital and its subsidiary companies and Report on Independent Accountants, included on pages 50 through 79 of the Annual Report are incorporated herein by reference:

       .  Consolidated Balance Sheets at December 31, 1998 and 1997.

       . Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

       . Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996.

       . Consolidated Statements of Cash Flows for the years ended December 31,
         1998, 1997 and 1996.

       . Consolidated Statements of Comprehensive Income for the years ended
         December 31, 1998, 1997 and 1996.

       . Notes to the Consolidated Financial Statements

       . Report of Independent Accountants

(a)(2) The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.


(a)(3) The Exhibits are listed in the Index to Exhibits on pages E-1 through E-3.

(b)    Reports on Form 8-K filed in the fourth quarter of 1998

       During the last quarter of the fiscal year ended December 31, 1998, the registrant filed a Report under Item 5 on Form 8-K dated December 7, 1998, regarding (1) the change of its corporate name from "Pennsylvania Manufacturers Corporation" to "PMA Capital Corporation"; (2) the change of the trading symbol for the registrant's Class A Common Stock on the Nasdaq National Market from "PMFRA" to "PMACA"; and (3) a change of the address of its principal executive offices to 1735 Market Street, Suite 2800, Philadelphia, Pennsylvania 19103-7590.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, and in the capacities indicated, by the undersigned, thereunto duly authorized.

                        PMA CAPITAL CORPORATION

Date:   March 31, 1999  By: /s/ Francis W. McDonnell
                        -----------------------------------
                         Francis W. McDonnell,
                         Senior Vice President,
                         Chief Financial Officer and Treasurer
                         (Principal Financial
                         and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

Signature*             Title
---------              -----

John W. Smithson       President and Chief Executive Officer and
                        a Director (Principal Executive Officer)
Frederick W. Anton III Chairman of the Board and a Director
Paul I. Detwiler, Jr.  Director
Joseph H. Foster       Director
Anne S. Genter         Director
James F. Malone III    Director
A. John May            Director
Louis N. McCarter III  Director
John W. Miller, Jr.    Director
Edward H. Owlett       Director
Louis I. Pollock       Director
Roderic H. Ross        Director
L. J. Rowell, Jr.      Director

By: /s/  Charles A. Brawley, III
   ----------------------------
     Charles A. Brawley, III
     Attorney-in-Fact

                            PMA CAPITAL CORPORATION
                    INDEX TO FINANCIAL STATEMENT SCHEDULES
                    --------------------------------------

Schedule No.              Description                             Page

  II            Condensed Financial Information of              FS-2 to FS-4
                Registrant as of December 31, 1998 and
                1997 and for the years ended December 31,
                1998, 1997 and 1996

  III           Supplementary Insurance Information for the         FS-5
                years ended December 31, 1998, 1997 and 1996

  IV            Reinsurance for the years ended December 31,        FS-6
                1998, 1997 and 1996

  V             Valuation and Qualifying Accounts for the           FS-7
                years ended December 31, 1998, 1997 and 1996

 VI             Supplemental Information Concerning                 FS-8
                Property and Casualty Insurance Operations
                for the years ended December 31, 1998, 1997
                and 1996

                Report of Independent Accountants on Financial
                Schedules Statement                                 FS-9

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company's 1998 consolidated financial statements and notes thereto.

                            PMA Capital Corporation
              Schedule II - Registrant Only Financial Statements
                                Balance Sheets
                             (Parent Company Only)

                                                                                        As of December 31,
(dollar amounts in thousands)                                                        1998                1997
    ------------------------------------------------------------------------------------------------------------
Assets
Cash                                                                         $         -         $       253
Investment in subsidiaries                                                         700,772           639,193
Deferred income taxes, net                                                           8,078            29,163
Related party receivables                                                              -                 561
Other assets                                                                           420            22,545
                                                                            ------------------------------------
    Total assets                                                               $   709,270       $   691,715
                                                                             ================= =================

Liabilities
Long-term debt                                                                 $   163,000       $   203,000
Related party payables                                                              14,354               -
Dividends payable to shareholders                                                    2,013             2,008
Other liabilities                                                                   18,423             8,360
                                                                            ------------------------------------
    Total liabilities                                                              197,790           213,368

Shareholders' Equity
Common stock, convertible, $5 par value (40,000,000 shares authorized;
  1998 - 13,956,268 shares issued and 13,520,261 outstanding;
  1997 - 15,286,263 shares issued and 14,850,789 outstanding)                       69,781            76,431
Class A common stock, $5 par value (40,000,000 shares authorized;
  1998 - 10,486,677 shares issued and 9,837,963 outstanding;
  1997 - 9,156,682 shares issued and 9,117,735 outstanding)                         52,433            45,783
Additional Paid-in Capital - Class A common stock                                      339               339
Retained earnings                                                                  377,601           343,368
Accumulated other comprehensive income                                              30,016            18,806
Notes receivable from officers                                                        (498)             (198)
Treasury stock, at cost:
  Common stock (1998-436,007 shares; 1997-435,474 shares)                           (5,582)           (5,572)
  Class A common stock (1998-648,714 shares; 1997-38,947 shares)                   (12,610)             (610)
                                                                             ------------------------------------
    Total shareholders' equity                                                     511,480           478,347
                                                                             ------------------------------------
    Total liabilities and shareholders' equity                                  $  709,270       $   691,715
                                                                              ================= =================

These financial statements should be read in conjunction with the Consolidated
                  Financial Statements and the notes thereto.

                            PMA Capital Corporation
                                  Schedule II
        Statements of Operations - Registrant Only Financial Statements
                             (Parent Company Only)

                                                                                            Years ended December 31,
(dollar amounts in thousands)                                                            1998            1997             1996
   -------------------------------------------------------------------------------------------------------------------------------
Revenues:
Net investment (expense) income                                                      $    (18)      $      70       $      183
Net realized investment (losses) gains                                                 (1,740)            -                 35
Other revenues                                                                          1,089             193              434
                                                                              -----------------------------------------------------
   Total revenues                                                                        (669)            263              652
                                                                              -----------------------------------------------------

Expenses:
General expenses                                                                       10,834           6,911            7,347
Interest expense                                                                       15,221          15,764           16,774
                                                                              -----------------------------------------------------
   Total expenses                                                                      26,055          22,675           24,121
                                                                              -----------------------------------------------------

Loss before income taxes and equity in earnings (losses) of subsidiaries              (26,724)        (22,412)         (23,469)

Provision (benefit) for income taxes                                                    1,256         (14,271)         (60,345)
                                                                              -----------------------------------------------------

(Loss) income before equity in earnings (losses) of subsidiaries and
   extraordinary loss                                                                 (27,980)         (8,141)          36,876

Equity in earnings (losses) of subsidiaries                                            72,714          27,894         (172,210)
                                                                              -----------------------------------------------------

Income (loss) before extraordinary loss                                                44,734          19,753         (135,334)

Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $2,549)                                                  -            (4,734)             -
                                                                              -----------------------------------------------------

Net income (loss)                                                                    $ 44,734       $  15,019       $ (135,334)
                                                                              ==================== =============== ================

These financial statements should be read in conjunction with the Consolidated
                  Financial Statements and the notes thereto.

                            PMA Capital Corporation
                                  Schedule II
        Statement of Cash Flows - Registrant Only Financial Statements
                             (Parent Company Only)

                                                                                 Years ended December 31,
(dollar amounts in thousands)                                                 1998         1997        1996
     -----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income (loss)                                                         $44,734      $15,019   $  (135,334)
  Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
     Equity in (earnings) losses of subsidiaries                            (72,714)     (27,894)    172,210
     Net realized investment losses (gains)                                   1,740            -         (35)
     Provision (benefit) for deferred income taxes                           21,085        9,614     (19,822)
     Extraordinary loss from early extinguishment of debt                         -       (4,734)          -
     Dividends received from subsidiaries                                    35,502       22,500      53,634
     Net tax sharing payments received from subsidiaries                     29,728       19,950      12,000
     Other, net                                                             (11,957)     (14,036)    (42,283)
                                                                    --------------------------------------------
  Net cash flows provided by operating activities                            48,118       20,419      40,370
                                                                    --------------------------------------------

Cash Flows From Investing Activities:
  Cash contributions to subsidiaries                                           (480)     (11,000)    (50,000)
  Other                                                                           -            -         115
                                                                    --------------------------------------------
  Net cash flows used by investing activities                                  (480)     (11,000)    (49,885)
                                                                    --------------------------------------------

Cash Flows From Financing Activities:
  Change in related party receivables and payables                           14,915       (1,439)     10,863
  Proceeds from issuance of long-term debt                                        -      210,000      26,000
  Repayments of long-term debt                                              (40,000)    (211,571)    (25,000)
  Dividends paid to shareholders                                             (7,939)      (7,965)     (7,926)
  Proceeds from exercised stock options and issuance of Class A
     common stock                                                             4,283        1,442       1,577
  Purchase of treasury stock                                                (18,850)        (597)     (2,506)
  Net (issuance) repayments of notes receivable from officers                  (300)         964       2,734
                                                                    ---------------------------------------------
  Net cash flows (used) provided by financing activities                    (47,891)      (9,166)      5,742
                                                                    ---------------------------------------------

  Net (decrease) increase in cash                                              (253)         253        (799)
  Cash - beginning of year                                                      253            -         799
                                                                    -----------------------------------------------------
  Cash - end of year                                                        $     -     $    253   $       -
                                                                     ====================================================

These financial statements should be read in conjunction with the Consolidated
                  Financial Statements and the notes thereto.

                            PMA Capital Corporation
                                 Schedule III
                      Supplementary Insurance Information


                                                  Unpaid losses and                                             Losses and loss
                                Deferred policy     loss adjustment       Unearned  Net premiums  Net investment  adjustment
 (dollar amounts in thousands)  acquisiton costs       expenses           premiums     earned      income(1)(3)    expenses
-----------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998:
The PMA Insurance Group          $18,660              $1,250,694           $109,766   $241,928       $ 64,580      $ 197,525
PMA Re                            30,446                 668,604            109,675    223,559         54,734        154,062
Caliber One                        2,009                  33,147              8,504      1,750          1,453          1,402
Corporate and Other                    -                 (11,550)                 -       (522)          (642)          (318)
-----------------------------------------------------------------------------------------------------------------------------
             Total               $51,115              $1,940,895           $227,945   $466,715       $120,125      $ 352,671
=============================================================================================================================

 Year ended December 31, 1997:
The PMA Insurance Group          $20,010              $1,353,917           $115,998   $212,348       $ 81,927      $ 193,530
PMA Re                            25,278                 622,484             95,457    163,603         52,270        113,931
Corporate and Other                  -                    26,786                  -          -           (805)          (180)
-----------------------------------------------------------------------------------------------------------------------------
             Total               $45,288              $2,003,187           $211,455   $375,951       $133,392      $ 307,281
=============================================================================================================================

 Year ended December 31, 1996:
The PMA Insurance Group          $23,488              $1,501,897           $127,986   $268,601       $ 82,364      $ 424,900
PMA Re                            20,518                 589,175             77,996    151,974         48,676        111,937
Corporate and Other                  -                         -                  -          -           (203)          (214)
-----------------------------------------------------------------------------------------------------------------------------
             Total               $44,006              $2,091,072           $205,982   $420,575       $130,837      $ 536,623
=============================================================================================================================


                                  Acquisition    Operating    Net premiums
(dollar ammounts in thousands)     expenses      expenses(2)   written(3)
-------------------------------------------------------------------------
 Year ended December 31, 1998:
The PMA Insurance Group              $ 45,190     $45,309     $234,837
PMA Re                                 64,689      13,134      234,010
Caliber One                               958       2,449        6,436
Corporate and Other                         -      11,267         (522)
-------------------------------------------------------------------------
             Total                   $110,837     $72,159     $474,761
=========================================================================

 Year ended December 31, 1997:
The PMA Insurance Group              $ 48,343     $51,848     $203,348
PMA Re                                 45,158      10,827      177,934
Corporate and Other                         -      12,464            -
-------------------------------------------------------------------------
             Total                   $ 93,501     $75,139     $381,282
=========================================================================

 Year ended December 31, 1996:
The PMA Insurance Group              $ 52,706     $82,053     $272,479
PMA Re                                 37,586       6,320      164,053
Corporate and Other                         -       9,483       (3,557)
-------------------------------------------------------------------------
             Total                   $ 90,292     $97,856     $432,975
=========================================================================

(1) Net investment income is based on each segment's invested assets.
(2) Other operating expenses are allocated primarily on the specific identification basis. These amounts have been reclassified for 1997 and 1996 to reflect the changes related to the implementation of SFAS No. 131.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.

                            PMA Capital Corporation
                                  Schedule IV
                                  Reinsurance

                                                            Ceded to                                       Percentage of
                                             Direct           other       Assumed from                     amount assumed
(dollar amounts in thousands)                amount         companies    other companies     Net amount       to net
-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:

Property and liability insurance premiums  $ 286,987       $ 96,961        $276,689            $466,715        59%
                                           =========     ==========     ===========        ============   ==============

Year Ended December 31, 1997:

Property and liability insurance premiums  $ 277,871       $118,277        $216,357            $375,951        58%
                                           =========    ===========     ===========        ============   ==============

Year Ended December 31, 1996:

Property and liability insurance premiums   $299,386       $ 88,499        $209,688            $420,575        50%
                                            ========    ===========     ===========        ============   ==============


                            PMA Capital Corporation
                                  Schedule V
                       Valuation and Qualifying Accounts

(dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                             Balance at              Charged to         Deductions - write-offs      Balance at end
        Description                       beginning period      costs and expenses     of uncollectible accounts       of period
====================================================================================================================================
  Year ended December 31, 1998:
  Allowance for uncollectible accounts:
    Premiums receivable                        $18,406                1,488                     20                       $19,874
    Reinsurance receivables                      2,096                  108                     26                         2,178
------------------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1997:
  Allowance for uncollectible accounts:
    Premiums receivable                        $18,877                    -                    471                       $18,406
    Reinsurance receivables                      2,603                    -                    507                         2,096
------------------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1996:
  Allowance for uncollectible accounts:
    Premiums receivable                        $16,330               19,532                 16,985                       $18,877
    Reinsurance receivables                      6,208                  222                  3,827                         2,603
 -----------------------------------------------------------------------------------------------------------------------------------


                            PMA Capital Corporation
                                  Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                    Deferred                        Discount on reserves
                                     policy     Reserves for unpaid  for unpaid claims
                                   acquisition  claims and claim        and claim
   Affiliation with registrant       costs      adjustment expenses  adjustment expenses(1)  Unearned premiums   Earned premiums
------------------------------    -----------   -------------------   --------------------  -----------------   ---------------
Consolidated property-casualty subsidiaries:

Year Ended December 31, 1998          $51,115            $1,940,895               $194,327          $227,945          $466,715

Year Ended December 31, 1997           45,288             2,003,187                460,230           211,455           375,951

Year Ended December 31, 1996           44,006             2,091,072                514,248           205,982           420,575
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                  Claims and claim adjustment
                                                  expenses incurred related to
                                  Net investment  ----------------------------  Acquisition     Paid claims and    Net premiums
   Affiliation with registrant       income       Current year  Prior years(2)   expenses     adjustment expenses    written
------------------------------    --------------  ------------  --------------  -----------   -------------------  ------------
Consolidated property-casualty subsidiaries:

Year Ended December 31, 1998            $120,125      $373,098        ($46,515)    $110,837              $458,844      $474,761

Year Ended December 31, 1997             133,392       341,880         (86,006)      93,501               470,874       381,282

Year Ended December 31, 1996             130,837       323,069         156,074       90,292               510,621       432,975
====================================================================================================================================

(1) - Workers' compensation reserves discounted at approximately 5%.
(2) - Excludes accretion of loss reserve discount of $26,088, $51,407 and $57,480 in 1998, 1997 and 1996, respectively.

[Logo of PricewaterhouseCoopers LLP appears here]
--------------------------------------------------------------------------------
                                                     PricewaterhouseCoopers LLP
                                                     1177 Avenue of the Americas
                                                     New York, NY. 10036
                                                     Telephone (212)596-8000
                                                     Facsimile (212)596-8910


                       REPORT OF INDEPENDENT ACCOUNTANTS



February 5, 1999


To the Board of Directors and Shareholders
PMA Capital Corporation

Our report on the consolidated financial statements of PMA Capital Corporation has been incorporated by reference in this Form 10-K from page 79 of the 1998 Annual Report to Shareholders of PMA Capital Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed on the index on page FS-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/PricewaterhouseCoopers LLP

INDEX TO EXHIBITS

Exhibit No.                  Description of Exhibit                                            Method of Filing
--------------  -------------------------------------------------
(3)             Articles of incorporation and bylaws:

  3.1           Amended and Restated Articles of Incorporation                Filed as exhibit 3.1 to the Company's Registration
                of the Company as last amended December 7, 1998.              Statement on Form S-3/A, Amendment No. 2 (No.
                                                                              333-63469) and incorporated herein by reference.

  3.2           Amended and Restated Bylaws of the Company.                   Filed as exhibit 3.2 to the Company's Registration
                                                                              Statement on Form S-3, (No. 333-63469) and
                                                                              incorporated herein by reference.

(10)            Material Contracts:
                  Exhibits 10.1 through 10.11 are management contracts or compensatory plans.

  10.1          Employment Agreement dated April 1, 1995 between              Filed as exhibit 10.1 to the Company's
                the Company and Frederick W. Anton III.                       Registration Statement on Form 10 dated June 26,
                                                                              1997.

  10.2          Employment Agreement dated May 1, 1995 between                Filed as exhibit 10.2 to the Company's
                the Company and John W. Smithson.                             Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.3          Company's EDC Plan Trust Agreement dated as of                Filed as exhibit 10.3 to the Company's
                1994.                                                         Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.4          Company's Amended and Restated Executive                      Filed herewith.
                Deferred Compensation Plan

  10.5          Company's Supplemental Executive Retirement Plan              Filed as exhibit 10.4 to the Company's
                (SERP) dated July 1995.                                       Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.6          Company's Amended and Restated 1987 Incentive                 Filed as exhibit 10.5 to the Company's
                Stock Option Plan                                             Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.7          Company's Amended and Restated 1991 Equity                    Filed as exhibit 10.6 to the Company's
                Incentive Plan.                                               Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.8          Company's Amended and Restated 1993 Equity                    Filed as exhibit 10.7 to the Company's
                Incentive Plan.                                               Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.9          Company's Amended and Restated 1994 Equity                    Filed as exhibit 10.8 to the Company's
                Incentive Plan.                                               Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.10         Company's 1995 Equity Incentive Plan.                         Filed as exhibit 10.9 to the Company's
                                                                              Registration Statement on Form 10 dated June 26,
                                                                              1997


Exhibit No.                  Description of Exhibit                                            Method of Filing
--------------  -------------------------------------------------
  10.11         Company's 1996 Equity Incentive Plan.                         Filed as exhibit 10.10 to the Company's
                                                                              Registration Statement on Form 10 dated June 26,
                                                                              1997

  10.12         Credit Agreement dated as of March 14, 1997 by                Filed as exhibit 10.13 to the Company's
                and among the Company, The Bank of New York,                  Registration Statement on Form 10 dated June 26,
                First Union National Bank of North Carolina,                  1997
                Fleet National Bank, PNC Bank, National
                Association, Mellon Bank, N.A., CoreStates Bank,
                N.A. and Dresdener Bank AG, New York Branch and
                Grand Cayman Branch.

  10.13         Master Agreement dated as of February 7, 1997                 Filed as exhibit 10.14 to the Company's
                between the Company and First Union National                  Registration Statement on Form 10 dated June 26,
                Bank of North Carolina.                                       1997

  10.14         First Amended and Restated Letter of Credit                   Filed as exhibit 10.15 to the Company's
                Agreement, dated March 14, 1997, by and among                 Registration Statement on Form 10 dated June 26,
                the Company, the Bank of New York, Mellon Bank,               1997
                N.A., Fleet Bank, National Association, PNC
                Bank, National Association and First Union Bank
                of North Carolina.

  10.15         Amendment No. 1 and Restatement, dated September              Filed herewith.
                29, 1997, to the First Amended and Restated
                Letter of Credit Agreement, dated March 14, 1997

  10.16         Amendment No. 2, dated September 28, 1998, to                 Filed herewith.
                the First Amended and Restated Letter of Credit
                Agreement, dated March 14, 1997

  10.17         Amendment No. 3, dated October 2, 1998, to the                Filed herewith.
                First Amended and Restated Letter of Credit
                Agreement, dated March 14, 1997

  10.18         Caliber One Indemnity Company Purchase Agreement              Filed as exhibit 10.17 to the Company's Annual
                dated December 15, 1997.                                      Report on Form 10-K, for the year ended December
                                                                              31, 1997 and incorporated herein by reference.

 (12)            Computation of ratio of earnings to fixed                    Filed herewith.
                 charges.

(13)            Portions of the Company's 1998 Annual Report to               Filed herewith.
                Shareholders, which are expressly incorporated
                by reference in this Form 10-K, are "filed" as
                part of this Form 10-K

(21)            Subsidiaries of the Company.                                  Filed herewith.

(23)            Consent of independent accountant                             Filed herewith.

(24)            Power of attorney


Exhibit No.                  Description of Exhibit                                            Method of Filing
--------------  -------------------------------------------------
  24.1          Powers of attorney                                            Filed herewith.

  24.2          Certified resolutions                                         Filed herewith.

(27)            Financial Data Schedule

  27.1          Financial Data Schedule                                       Filed herewith (EDGAR version only).

  27.2          Restated Financial Data Schedule                              Filed herewith (EDGAR version only).

  27.3          Restated Financial Data Schedule                              Filed herewith (EDGAR version only).


Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Corporate Secretary