Form 10-Q
period 1999-03-31
PMA CAPITAL CORP
filed 1999-05-12
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(MARK ONE)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM __________ TO __________



                        Commission File Number 000-22761

                             PMA Capital Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                   23-2217932
            ------------                                   ----------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)


     1735 Market Street, Suite 2800
       Philadelphia, Pennsylvania                             19103-7590
     ------------------------------                           ----------
  (Address of principal executive offices)                    (Zip Code)


                                 (215) 665-5046
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 13,262,600 shares outstanding of the registrant's Common Stock, $5 par value per share, and 9,814,548 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on April 30, 1999.

                                                       INDEX


--------------------------------------------------------------------------------


                                                                            Page


Part I.    Financial Information


Item 1.    Financial Statements


           Consolidated statements of income for the three months
           ended March 31, 1999 and 1998 (unaudited)                          1

           Consolidated balance sheets as of March 31, 1999 (unaudited)
           and December 31, 1998                                              2


           Consolidated statements of cash flows for the three months ended
           March 31, 1999 and 1998 (unaudited)                                3

           Consolidated statements of comprehensive income for the three
           months ended March 31, 1999 and 1998 (unaudited)                   4

           Notes to the consolidated financial statements                     5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Part II.   Other Information

Item 6.    Exhibits and reports on Form 8-K                                  21


Signature                                                                    22

Exhibit index                                                                23

Part 1. Financial Information
Item 1. Financial Statements
                             PMA Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,

    (dollar amounts in thousands, except per share data)                                1999          1998
-------------------------------------------------------------------------------------------------------------
Revenues:
      Net premiums written                                                          $ 168,517      $ 153,573
      Change in net unearned premiums                                                 (59,195)       (46,651)
                                                                                    ---------      ---------
         Net premiums earned                                                          109,322        106,922
      Net investment income                                                            27,109         31,930
      Net realized investment gains                                                       877          7,514
      Other revenues                                                                    3,138          3,020
                                                                                    ---------      ---------
         Total revenues                                                               140,446        149,386
                                                                                    ---------      ---------

Losses and expenses:
      Losses and loss adjustment expenses                                              81,736         84,857
      Acquisition expenses                                                             20,398         22,703
      Operating expenses                                                               17,084         19,467
      Dividends to policyholders                                                        5,068          3,917
      Interest expense                                                                  3,013          3,701
                                                                                    ---------      ---------
         Total losses and expenses                                                    127,299        134,645
                                                                                    ---------      ---------

               Income before income taxes and cumulative effect of
                       accounting change                                               13,147         14,741
                                                                                    ---------      ---------


Provision for income taxes:

      Current                                                                             945            210
      Deferred                                                                          3,734          2,443
                                                                                    ---------      ---------
             Total                                                                      4,679          2,653
                                                                                    ---------      ---------
Income before cumulative effect of accounting change                                    8,468         12,088
                                                                                    ---------      ---------

Cumulative effect of accounting change (net of income tax benefit
         of $1,485)                                                                    (2,759)            --
                                                                                    ---------      ---------

Net income                                                                          $   5,709      $  12,088
                                                                                    =========      =========


Earnings per share:
      Basic:

            Income before cumulative effect of accounting change                    $    0.36        $  0.51
            Cumulative effect of accounting change                                      (0.12)            --
                                                                                    ---------      ---------
            Net income                                                              $    0.24        $  0.51
                                                                                    =========      =========


      Diluted:

            Income before cumulative effect of accounting change                    $    0.35        $  0.49
            Cumulative effect of accounting change                                      (0.11)            --
                                                                                    ---------      ---------
            Net income                                                              $    0.24        $  0.49
                                                                                    =========      =========

                             PMA Capital Corporation
                           Consolidated Balance Sheets

                                                                                             (Unaudited)
                                                                                                As of               As of
                                                                                               March 31,         December 31,
   (dollar amounts in thousands, except share data)                                              1999                1998
----------------------------------------------------------------------------------------------------------------------------
   Assets:
       Investments:

           Fixed maturities available for sale, at fair value
                (amortized cost:1999 - $1,764,922; 1998 - $1,781,188)                         $1,772,829         $1,827,354
           Equity securities, at fair value (cost: 1999 - $5; 1998 - $5)                              16                 17
           Short-term investments, at amortized cost which approximates fair value               515,504            498,038
                                                                                              ----------         ----------

            Total investments                                                                  2,288,349          2,325,409

       Cash                                                                                       18,438              2,562
       Accrued investment income                                                                  22,971             19,900
       Premiums receivable (net of valuation allowance:1999 - $20,067; 1998 - $19,874)           317,006            279,633
       Reinsurance receivables (net of valuation allowance:1999 - $2,178; 1998 - $2,178)         605,420            610,291
       Deferred income taxes, net                                                                 75,072             63,929
       Deferred acquisition costs                                                                 62,699             51,115
       Other assets                                                                              118,759            107,879
                                                                                              ----------         ----------
            Total assets                                                                      $3,508,714         $3,460,718
                                                                                              ==========         ==========


   Liabilities:

        Unpaid losses and loss adjustment expenses                                            $1,914,737         $1,940,895
        Unearned premiums                                                                        296,649            227,945
        Long-term debt                                                                           163,000            163,000
        Accounts payable and accrued expenses                                                    112,700            107,952
        Funds held under reinsurance treaties                                                     86,375             77,674
        Dividends to policyholders                                                                11,015             10,700
        Payable under securities loan agreements                                                 440,890            421,072
                                                                                              ----------         ----------
            Total liabilities                                                                  3,025,366          2,949,238
                                                                                              ----------         ----------

          Commitments and contingencies (Note 4)

   Shareholders' Equity:

        Common stock, $5 par value (40,000,000 shares authorized;
            1999 - 13,736,007 shares issued and 13,300,000 outstanding;
            1998 - 13,956,268 shares issued and 13,520,261 outstanding)                           68,680             69,781
        Class A common stock, $5 par value (40,000,000 shares authorized;
            1999 - 10,706,938 shares issued and 9,821,263 outstanding;
            1998 - 10,486,677 shares issued and 9,837,963 outstanding)                            53,534             52,433
       Additional paid-in capital - Class A common stock                                             339                339
       Retained earnings                                                                         378,644            377,601
       Accumulated other comprehensive income                                                      5,147             30,016

       Notes receivable from officers                                                               (209)              (498)
       Treasury stock, at cost:
          Common stock (1999 - 436,007 shares; 1998 - 436,007 shares)                             (5,583)            (5,583)
          Class A common stock (1999 - 885,675 shares; 1998 - 648,714 shares)                    (17,204)           (12,609)
                                                                                              ----------         ----------
            Total shareholders' equity                                                           483,348            511,480
                                                                                              ----------         ----------
            Total liabilities and shareholders' equity                                        $3,508,714         $3,460,718
                                                                                              ==========         ==========

                             PMA Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
    (dollar amounts in thousands)                                                              1999                1998
--------------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
   Net income                                                                             $   5,709             $  12,088
   Adjustments to reconcile net income to net cash flows provided by (used in)
         operating activities:
       Depreciation and amortization                                                          2,002                   942
       Provision for deferred income taxes                                                    3,734                 2,443
       Net realized investment gains                                                           (877)               (7,514)
       Cumulative effect of accounting change                                                 2,759                    --
       Change in:
             Premiums receivable and unearned premiums, net                                  31,331                (8,543)
             Dividends to policyholders                                                         315                  (883)
             Reinsurance receivables                                                          4,871               (21,707)
             Unpaid losses and loss adjustment expenses                                     (26,158)              (14,072)
             Accrued investment income                                                       (3,071)               (3,027)

                Deferred acquisition costs                                                  (11,584)              (11,274)
        Other, net                                                                           (1,863)                6,962
                                                                                          ---------             ---------
   Net cash flows provided by (used in) operating activities                                  7,168               (44,585)
                                                                                          ---------             ---------

   Cash flows from investing  activities:
      Fixed maturity investments available for sale:
             Purchases                                                                     (292,740)             (461,925)
             Maturities or calls                                                             30,955                41,154
             Sales                                                                          278,168               367,404
      Net sales of short-term investments                                                     2,349                75,940
       Other, net                                                                            (1,052)                 (887)
                                                                                          ---------             ---------
   Net cash flows provided by investing activities                                           17,680                21,686
                                                                                          ---------             ---------

   Cash flows from financing activities:
      Dividends paid to shareholders                                                         (1,909)               (2,008)
      Repayments of notes receivable from officers                                              289                    --
      Proceeds from exercise of stock options                                                 3,906                   441
      Purchase of treasury stock                                                            (11,258)               (5,415)
                                                                                          ---------             ---------
   Net cash flows used in financing activities                                               (8,972)               (6,982)
                                                                                          ---------             ---------

   Net increase (decrease) in cash                                                           15,876               (29,881)
   Cash - beginning of period                                                                 2,562                32,148
                                                                                          ---------             ---------
   Cash - end of period                                                                   $  18,438             $   2,267
                                                                                          =========             =========


    Supplementary cash flow information:
        Income taxes paid                                                                 $   2,997             $      --
        Interest paid                                                                     $   3,061             $   3,316


                             PMA Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
    (dollar amounts in thousands)                                                              1999                1998
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                                             $   5,709           $    12,088
                                                                                          ---------           -----------

   Other comprehensive loss, net of tax:
       Unrealized losses on securities:
         Holding gains (losses) arising during the period                                   (24,299)                  966
         Reclassification adjustment for gains included in net
            income (net of tax effect: 1999 - $307; 1998 - $2,630)                             (570)               (4,884)
                                                                                          ---------           -----------

   Other comprehensive loss                                                                 (24,869)               (3,918)
                                                                                          ---------           -----------

   Comprehensive income (loss)                                                            $ (19,160)          $     8,170
                                                                                          =========           ===========

                             PMA Capital Corporation

                 Notes to the Consolidated Financial Statements


1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its wholly and majority owned subsidiaries ("PMA Capital" or the "Company"). PMA Capital is an insurance holding company that operates three specialty risk management businesses, which are more fully described below.

Reinsurance -- PMA Capital's reinsurance operations ("PMA Re") consist mainly of PMA Reinsurance Corporation, a Pennsylvania domiciled insurance company, which emphasizes risk-exposed, excess of loss reinsurance and operates in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

Workers' Compensation and Primary Standard Insurance -- PMA Capital's property and casualty insurance subsidiaries ("The PMA Insurance Group") include
Pennsylvania   domiciled   insurance   companies  as  well  as  certain  foreign
subsidiaries. The PMA Insurance Group primarily writes workers' compensation, and to a lesser extent other standard lines of commercial insurance, primarily in the Mid-Atlantic and Southern regions of the U.S.

Specialty Property and Casualty -- In January 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One writes business through surplus lines brokers on a national basis. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is authorized as a surplus lines carrier in 40 states, the District of Columbia and Puerto Rico, with applications pending for the remaining states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 1999 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in its 1998 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 1998.

B. Recent Accounting Pronouncements - Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of income tax benefit of $1.5 million, which has been reported as a cumulative effect of accounting change. This accounting change impacts The PMA Insurance Group segment.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SOP 98-7, the adoption of SOP 98-7 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

3. REINSURANCE

In the ordinary course of business, PMA Capital's reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various pools and associations. The reinsurance and insurance subsidiaries cede business, primarily on an excess of loss basis, in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and loss adjustment expenses ("LAE") are as follows:

                                                             Three Months Ended
                                                                   March 31,
 (dollar amounts in thousands)                           1999                    1998
--------------------------------------------------------------------------------------
Earned Premiums:
    Direct ............................               $75,326                 $73,399
    Assumed ...........................                69,446                  61,892
    Ceded .............................               (35,450)                (28,369)
                                                     --------                --------
Net ...................................              $109,322                $106,922
                                                     ========                ========
Losses and LAE:
    Direct ............................              $ 62,643                 $68,178
    Assumed ...........................                36,056                  32,528
    Ceded .............................               (16,963)                (15,849)
                                                     --------                --------
Net ...................................              $ 81,736                 $84,857
                                                     ========                ========

4. COMMITMENTS AND CONTINGENCIES

The Company's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretation of insurance contracts long after the policies were written to provide coverage unanticipated by the Company. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at March 31, 1999 (see Note 2-B regarding SOP 97-3).

The Company has provided guarantees of approximately $10.6 million, primarily related to loans on properties in which the Company has an interest.

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

5. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

                                                  Three Months Ended
                                                      March 31,
                                                1999               1998
-------------------------------------------------------------------------
Denominator:
Basic shares - weighted average
     common and Class A common
     shares outstanding                      23,317,630        23,850,631
Effect of dilutive stock options                785,822           731,704
                                             ----------        ----------
Total diluted shares                         24,103,452        24,582,335
                                             ==========        ==========

6. BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:

                                                 Three Months Ended
                                                       March 31,
 (dollar amounts in thousands)                   1999            1998
----------------------------------------------------------------------
Revenues:
PMA Re                                        $  66,061      $  59,598
The PMA Insurance Group:
   Excluding Run-off Operations                  68,835         75,943
   Run-off Operations                             1,126          5,839
                                              ---------      ---------
   Total                                         69,961         81,782
Caliber One                                       3,046            369
Corporate and Other                                 501            123
Net realized investment gains                       877          7,514
                                              ---------      ---------
Total revenues                                $ 140,446      $ 149,386
                                              =========      =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                        $  12,749      $  11,372
The PMA Insurance Group:
   Excluding Run-off Operations                   4,919          2,601
   Run-off Operations                                66            135
                                              ---------      ---------
   Total                                          4,985          2,736
Caliber One                                        (696)          (389)
Corporate and Other                              (1,755)        (2,791)
                                              ---------      ---------
Pre-tax operating income before
   interest expense                              15,283         10,928
Interest expense                                  3,013          3,701
                                              ---------      ---------
Pre-tax operating income                         12,270          7,227
Net realized investment gains                       877          7,514
                                              ---------      ---------
Income before income taxes and
   cumulative effect of accounting change        13,147         14,741
Provision for income taxes                        4,679          2,653
                                              ---------      ---------
Income before cumulative effect of
     accounting change                            8,468         12,088
Cumulative effect of accounting change,
    net of tax                                   (2,759)            --
                                              ---------      ---------
Net income                                    $   5,709      $  12,088
                                              =========      =========

(1) The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital's financial condition as of March 31, 1999, compared with December 31, 1998, and its results of operations for the quarter ended March 31, 1999, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1998 Annual Report to Shareholders (pages 28 through 49), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

CONSOLIDATED RESULTS OF OPERATIONS

The table below presents the major components of revenues, pre-tax operating income and net income:

                                                             Three Months Ended
                                                                 March 31,
(dollar amounts in thousands, except per share data)        1999           1998
---------------------------------------------------------------------------------
Operating revenues:
Net premiums written                                     $ 168,517      $ 153,573
                                                         =========      =========

Net premiums earned                                      $ 109,322      $ 106,922
Net investment income                                       27,109         31,930
Other revenues                                               3,138          3,020
                                                         ---------      ---------
     Total operating revenues                            $ 139,569      $ 141,872
                                                         =========      =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                                   $  12,749      $  11,372
The PMA Insurance Group:
     Excluding Run-off Operations                            4,919          2,601
     Run-off Operations                                         66            135
                                                         ---------      ---------
     Total                                                   4,985          2,736
Caliber One                                                   (696)          (389)
Corporate and Other                                         (1,755)        (2,791)
                                                         ---------      ---------
Pre-tax operating income before interest expense            15,283         10,928
Interest expense                                             3,013          3,701
                                                         ---------      ---------
Pre-tax operating income                                    12,270          7,227
Net realized investment gains                                  877          7,514
                                                         ---------      ---------
Income before income taxes and cumulative
     effect of accounting change                            13,147         14,741
Provision for income taxes                                   4,679          2,653
                                                         ---------      ---------
Income before cumulative effect of accounting change         8,468         12,088
Cumulative effect of accounting change, net of tax          (2,759)            --
                                                         ---------      ---------
Net income                                               $   5,709      $  12,088
                                                         =========      =========

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measurement it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the parent holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

The Company reported pre-tax operating income of $12.3 million for the three months ended March 31, 1999, compared to $7.2 million for the three months ended March 31, 1998. The increase in pre-tax operating income was primarily due to higher earnings from The PMA Insurance Group and PMA Re, and, to a lesser extent, lower losses for Corporate and Other. After-tax operating income was $7.9 million and $7.2 million for the three months ended March 31, 1999 and 1998, respectively, which reflects the increases mentioned above for pre-tax operating income, partially offset by a higher effective tax rate. The Company currently expects earnings to continue to improve in 1999 reflecting higher earnings from PMA Re and The PMA Insurance Group. This expectation may differ materially from actual results because of the risk factors noted in the "Cautionary Statements" on page 20.


On a consolidated basis, net income was $5.7 million for the first quarter of 1999, compared to $12.1 million for the same period in 1998. Net income for 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." See Note 2-B to the Company's Consolidated Financial Statements for additional information.

Also included in net income were net realized investment gains of $900,000 for the three months ended March 31, 1999, compared to $7.5 million for the comparable 1998 period. The decrease in net realized investment gains reflects a higher level of purchase and sale activity in 1998, due to the restructuring of a portion of the investment portfolio.

PMA RE

Summarized financial results of PMA Re are as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
(dollar amounts in thousands)                                                         1999            1998
-----------------------------------------------------------------------------------------------------------
Net premiums written                                                                 $78,327        $70,819
                                                                                     =======        =======

Net premiums earned                                                                  $52,433        $46,098
Net investment income                                                                 13,628         13,500
                                                                                     -------        -------
Operating revenues                                                                    66,061         59,598
                                                                                     -------        -------

Losses and loss adjustment expenses ("LAE")                                           37,861         32,814
Acquisition and operating expenses                                                    15,451         15,412
                                                                                     -------        -------
Total losses and expenses                                                             53,312         48,226
                                                                                     -------        -------

Pre-tax operating income                                                             $12,749        $11,372
                                                                                     =======        =======

GAAP loss and LAE ratio                                                                72.2%          71.2%
GAAP combined ratio                                                                   101.7%         104.6%
-----------------------------------------------------------------------------------------------------------



PMA Re's pre-tax operating income increased to $12.7 million for the three months ended March 31, 1999, compared to $11.4 million for the three months ended March 31, 1998. This increase is primarily due to higher premium volume and a lower acquisition expense ratio, partially offset by a higher loss and LAE ratio, all of which reflects expansion of finite and financial product offerings.

Premiums

The following table indicates PMA Re's gross and net premiums written by major category of business:


                                                                                      Three Months Ended
                                                                                            March 31,
(dollar amounts in thousands)                                                         1999            1998
------------------------------------------------------------------------------------------------------------
Gross premiums written:
  Casualty lines                                                                     $73,188         $60,804
  Property lines                                                                      25,765          25,911
  Other lines                                                                            542             394
                                                                                     -------         -------
Total                                                                                $99,495         $87,109
                                                                                     =======         =======

Net premiums written:

  Casualty lines                                                                     $56,547         $48,421
  Property lines                                                                      21,252          22,004
  Other lines                                                                            528             394
                                                                                     -------         -------
Total                                                                                $78,327         $70,819
                                                                                     =======         =======
------------------------------------------------------------------------------------------------------------

Net premiums written increased $7.5 million, or 10.6%, in the first quarter of 1999, compared to the first quarter of 1998, primarily due to expanding relationships with PMA Re's existing clients, as well as contracts with new clients, which primarily reflect the successful expansion of finite and financial product offerings. This increase was partially offset by increased retrocessional protection purchased during the first quarter of 1999.

Net premiums earned increased 13.7% in the first quarter of 1999, compared to the first quarter of 1998, which corresponds to the increase in net premiums written. Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the terms of the contracts.

Losses and Expenses

The following table reflects the components of PMA Re's GAAP combined ratios:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                    1999              1998
-----------------------------------------------------------------------------------------------------------
Loss and LAE ratio                                                                  72.2%             71.2%
                                                                                   -----             -----
Expense ratio:
  Acquisition expenses                                                              23.2%             26.0%
  Operating expenses                                                                 6.3%              7.4%
                                                                                   -----             -----
Total expense ratio                                                                 29.5%             33.4%
                                                                                   -----             -----
Combined ratio  - GAAP(1)                                                          101.7%            104.6%
                                                                                   ======            ======
-----------------------------------------------------------------------------------------------------------

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus the sum of acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re's loss and LAE ratio increased 1.0 point for the three months ended March 31, 1999, compared to the same period last year. This increase primarily relates to a change in PMA Re's business mix in the quarter with finite and financial products representing an increasing percentage. Such products typically carry a higher loss and LAE ratio and a lower acquisition expense ratio than traditional reinsurance products.

The acquisition expense ratio decreased 2.8 points for the three months ended March 31, 1999, compared to the same period in 1998. This decrease is primarily attributable to the change in business mix described above, and by changes PMA Re made to its retrocessional program in the first quarter of 1999, which resulted in higher ceding commissions.

The operating expense ratio decreased 1.1 points for the three months ended March 31, 1999, compared to the same period in 1998, primarily reflecting growth in earned premium and essentially flat operating expenses year-over-year.

THE PMA INSURANCE GROUP

Summarized financial results of The PMA Insurance Group are as follows:

                                                                                     Three Months Ended
                                                                                           March 31,
(dollar amounts in thousands)                                                        1999            1998
------------------------------------------------------------------------------------------------------------
Net premiums written                                                                $83,021          $82,542
                                                                                    =======          =======

Net premiums earned                                                                 $54,399          $60,798
Net investment income:
     Excluding Run-off Operations                                                    12,007           12,560
     Run-off Operations(1)                                                            1,126            5,839
                                                                                    -------          -------
         Total                                                                       13,133           18,399
Other revenues                                                                        2,429            2,585
                                                                                    -------          -------
Operating revenues                                                                   69,961           81,782
                                                                                    -------          -------
Losses and LAE:
     Excluding Run-off Operations                                                    41,209           47,206
     Run-off Operations(1)                                                              548            4,896
                                                                                    -------          -------
         Total                                                                       41,757           52,102
                                                                                    -------          -------
Acquisition and operating expenses:
     Excluding Run-off Operations                                                    17,639           22,219
     Run-off Operations(1)                                                              512              808
                                                                                    -------          -------
         Total                                                                       18,151           23,027
                                                                                    -------          -------
Dividends to policyholders                                                            5,068            3,917
                                                                                    -------          -------
Total losses and expenses                                                            64,976           79,046
                                                                                    -------          -------
Pre-tax operating income                                                            $ 4,985           $2,736
                                                                                    =======          =======

GAAP loss and LAE ratio(2)                                                            76.8%            85.7%
GAAP combined ratio(2)                                                               116.2%           126.2%
------------------------------------------------------------------------------------------------------------

(1) Run-off operations ("Run-off Operations") of The PMA Insurance Group were established and segregated from ongoing operations effective December 31, 1996 to reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.
(2) The loss and LAE ratio and GAAP combined ratio exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.

Operating Results

Pre-tax operating income for The PMA Insurance Group increased to $5.0 million for the three months ended March 31, 1999, compared to $2.7 million for the same period in 1998. The increase in operating income for The PMA Insurance Group was primarily due to improved loss experience, reduced exposures and lower operating expenses resulting from ongoing cost reduction initiatives.

The PMA Insurance Group Excluding Run-off Operations

Premiums

The following table reflects the components of net premiums written for The PMA Insurance Group, excluding Run-off Operations:

                                                                                       Three Months Ended
                                                                                              March 31,
(dollar amounts in thousands)                                                          1999             1998
-------------------------------------------------------------------------------------------------------------
 Workers' compensation:
     Direct premiums written                                                        $71,290          $67,182
     Premiums assumed                                                                   725              893
     Premiums ceded                                                                  (9,298)          (3,187)
                                                                                    -------          -------
         Net premiums written                                                        62,717           64,888
                                                                                    -------          -------

 Commercial Lines:
     Direct premiums written                                                         28,269           29,091
     Premiums assumed                                                                   894              474
     Premiums ceded                                                                  (8,859)         (11,911)
                                                                                    -------          -------
         Net premiums written                                                        20,304           17,654
                                                                                    -------          -------

  Total:
     Direct premiums written                                                         99,559           96,273
     Premiums assumed                                                                 1,619            1,367
     Premiums ceded                                                                 (18,157)         (15,098)
                                                                                    -------          -------
         Net premiums written                                                       $83,021          $82,542
                                                                                    =======          =======
-------------------------------------------------------------------------------------------------------------

Net premiums written, which represent direct premiums written plus premiums assumed, less premiums ceded, increased to $83.0 million for the three months ended March 31, 1999, compared to $82.5 million for the same period in 1998. The slight increase in 1999 primarily reflects higher direct premiums written for workers' compensation of $4.1 million, substantially offset by an increase in reinsurance premiums ceded of $3.1 million.

Direct workers' compensation premiums written were higher in 1999, compared to 1998, due to an increase in the level of risks underwritten. This increase was partially offset by manual rate reductions averaging approximately 4.6% in The PMA Insurance Group's principal marketing territories, continued intense price competition and an increase in the level of net premium adjustments returned to the insureds--$3.1 million in the first quarter of 1999 compared to $1.7 million in the first quarter of 1998. Changes in actuarial estimates of future premium adjustments on retrospective policies are recorded in direct premiums written and direct premiums earned in the period in which they are identified.

The increase in reinsurance premiums ceded of $3.1 million reflects higher ceded workers' compensation premiums of $6.1 million for the three months ended March 31, 1999, compared to the same period in 1998, due to a new reinsurance cover effective January 1, 1999, under which the net retention level on workers' compensation exposures has been reduced from $1.5 million to $150,000 per occurrence. Partially offsetting such increase was a decrease of $3.0 million in ceded premiums for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") for the three months ended March 31, 1999, compared to the same period in 1998. The decrease in ceded Commercial Lines premiums is primarily due to the reduction in direct Commercial Lines business written and negotiated rate reductions for various treaties reinsuring certain Commercial Lines business.

Net premiums earned decreased $6.4 million for the three months ended March 31, 1999, compared to the same period in 1998. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The following table reflects the components of The PMA Insurance Group's GAAP combined ratios, excluding Run-off Operations:

                                                                                     Three Months Ended
                                                                                             March 31,
                                                                                      1999             1998
-------------------------------------------------------------------------------------------------------------
Loss and LAE ratio(1)                                                                 75.8%            77.6%
                                                                                     ------           ------
Expense ratio:
  Acquisition expenses                                                                13.8%            17.7%
  Operating expenses (2)                                                              15.4%            15.1%
                                                                                     ------           ------
  Total expense ratio                                                                 29.2%            32.8%
                                                                                     ------           ------

Policyholders' dividends                                                               9.3%             6.4%
                                                                                     ------           ------

Combined ratio - GAAP (1) (3) (4)                                                    114.3%           116.8%
                                                                                     ======           ======
-------------------------------------------------------------------------------------------------------------

(1) The loss and LAE ratio and GAAP combined ratio exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.
(2) The GAAP Operating Expense Ratio excludes $1.8 million and $2.3 million in 1999 and 1998, respectively, for expenses related to service revenues, which are not included in premiums earned.
(3) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus the sum of acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.
(4) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 116.2% and 126.2% in the first quarter of 1999 and 1998, respectively.

For the three months ended March 31, 1999, the GAAP loss and LAE ratio improved by 1.8 points, compared to the same period in 1998. This improvement was primarily due to favorable prior year reserve development and improved loss and LAE ratios in workers' compensation and Commercial Lines in 1999, partially offset by a decline in the level of reserve discount.

The PMA Insurance Group has experienced $905,000 of favorable development of prior accident year results for the first quarter of 1999 compared to $85,000 of unfavorable development for the same period in 1998, which improved the overall loss and LAE ratio by 1.8 points in the first quarter of 1999.

The improvement in the Commercial Lines accident year loss and LAE ratio from 86.3% for the first quarter of 1998 to 81.3% for the first quarter of 1999 has favorably impacted the overall first quarter 1999 loss and LAE ratio by 1.4 points, compared to the same period in 1998. The improvement in the Commercial Lines loss and LAE ratio was primarily due to the continued reduction in exposures underwritten reflecting the application of stricter underwriting standards and continued intense price competition.

In addition, the improvement in the workers' compensation accident year loss and LAE ratio from 74.8% for the first quarter of 1998 to 73.7% for the first quarter of 1999 has favorably impacted the overall first quarter 1999 loss and LAE ratio by 0.8 points, compared to the same period in 1998 due to a reduction in net exposures underwritten.

The new reinsurance cover for workers' compensation business caused the level of discount to decline in the first quarter of 1999 compared to 1998. As a result, the accretion of discount on prior year's reserves (net of the discount recorded for current accident year reserves) increased the overall loss and LAE ratio in the first quarter of 1999 by 2.0 points, compared to the same period in 1998.

The GAAP expense ratio decreased by 3.6 points for the three months ended March 31, 1999, compared to the same period in 1998, primarily due to a lower acquisition expense ratio. The decrease in the acquisition expense ratio of 3.9 points was primarily due to higher ceded commissions received as a result of the new reinsurance treaty in 1999 and a reduction in expenses for certain state assessments that were reported as surcharges.

The policyholders' dividend ratio was 9.3% for the three months ended March 31, 1999, compared to 6.4% for the same period in 1998. The increase in the dividend ratio is primarily due to selling more business under dividend plans and improved loss experience, which results in higher dividend payouts to policyholders.

Net Investment Income

Net investment income was $12.0 million for the three months ended March 31, 1999, compared to $12.6 million for the same period in 1998. The decrease primarily reflects lower yields.

Run-off Operations

Investment income for the Run-off Operations decreased by $4.7 million in the three months ended March 31, 1999, compared to the same period in 1998 primarily due to lower invested assets. The decline in invested assets reflects the sale of PMA Insurance, Cayman Limited ("PMA Cayman"), which included the transfer of $231.5 million in cash and invested assets to the buyer effective July 1, 1998. In addition, invested assets decreased as a result of the paydown of losses at the remaining run-off entities.

Losses and LAE, acquisition expenses and operating expenses of the Run-off Operations decreased by $4.6 million in the three months ended March 31, 1999, compared to the same period in 1998 primarily due to the sale of PMA Cayman.

CALIBER ONE

Summarized financial results of Caliber One are as follows:

                                                                                Three Months Ended
                                                                                     March 31,
(dollar amounts in thousands)                                                    1999         1998
---------------------------------------------------------------------------------------------------
Net premiums written                                                           $ 7,322      $   212
                                                                               =======      =======

Net premiums earned                                                            $ 2,643      $    26
Net investment income                                                              403          343
                                                                               -------      -------
Operating revenues                                                               3,046          369
                                                                               -------      -------

Losses and LAE                                                                   2,118           20
Acquisition and operating expenses                                               1,624          738
                                                                               -------      -------
Total losses and expenses                                                        3,742          758
                                                                               -------      -------

Pre-tax operating loss                                                         $  (696)     $  (389)
                                                                               =======      =======
---------------------------------------------------------------------------------------------------

For the three months ended March 31, 1999, Caliber One recorded a pre-tax operating loss of $696,000, compared with a loss of $389,000 for the same period last year. The increase in losses primarily relates to costs to expand operations. The growth in net premiums written and net premiums earned in the first quarter of 1999 compared to the same period in 1998, reflects higher staff levels, increased market acceptance and an expanded distribution network.

CORPORATE AND OTHER


The Corporate and Other segment includes unallocated investment income, expenses, including debt service, and taxes, as well as the results of certain of the Company's real estate properties. For the three months ended March 31, 1999, Corporate and Other recorded a pre-tax operating loss of $4.8 million compared to a loss of $6.5 million for the three months ended March 31, 1998. The decrease in the operating loss is primarily due to lower interest expense reflecting a $40 million paydown in outstanding debt in the fourth quarter of 1998 and higher net revenues from non-core real estate properties.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, the Company requires cash to pay debt obligations, dividends to shareholders and taxes to the Federal government, as well as to capitalize subsidiaries from time to time. PMA Capital's primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries and borrowings.

At March 31, 1999 and December 31, 1998, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility will be December 31, 2002, which matures in an installment of $38.0 million in 2000 and installments of $62.5 million in 2001 and 2002.

In addition to the Credit Facility, the Company maintains a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company's insurance subsidiaries. As of March 31, 1999, the Company had $45.8 million outstanding in letters of credit under the Letter of Credit Facility, compared with $46.9 million as of December 31, 1998.

The Company paid interest of $3.1 million and $3.3 million on both credit facilities for the three months ended March 31, 1999 and 1998, respectively.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania and Delaware (such laws are substantially similar). Under Pennsylvania laws and regulations, without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), dividends may not be paid in excess of the greater of (i) 10% of surplus as regards to policyholders as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed unassigned funds. Under this standard, the Pooled Companies and PMA Reinsurance Corporation can pay an aggregate of $51.8 million of dividends without the prior approval of the Commissioner during 1999. Caliber One Indemnity Company, a Delaware-domiciled company, is directly owned by PMA Reinsurance Corporation and, as such, its dividends may not be paid directly to PMA Capital. As stated above, Delaware's insurance laws as they apply to restricting the payment of dividends are substantially similar to Pennsylvania's insurance laws. Under Delaware insurance laws, Caliber One Indemnity Company can pay $2.5 million in dividends during 1999. Dividends received from subsidiaries were $10.8 million and $4.0 million for the first quarter of 1999 and 1998, respectively.

Net tax payments received from subsidiaries were $3.5 million and $6.0 million for the three months ended March 31, 1999 and 1998, respectively.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility and the Letter of Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $15.6 million in 1999. The Company paid dividends to shareholders of $1.9 million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $2.6 million during the first quarter of 1999. No cash capital contributions were made to subsidiaries during 1998.

In February 1998, the Company's Board of Directors authorized a plan to repurchase shares of common stock and Class A common stock in an amount not to exceed $25.0 million. In February 1999, an additional $20.0 million of share repurchase authority was approved by the Company's Board of Directors. During the first quarter of 1999, the Company repurchased 577,000 shares at a total cost of $11.3 million (average per share price was $19.53), leaving $14.9 million of share repurchase authorization remaining. Decisions regarding share repurchases are subject to prevailing market conditions and the costs and benefits associated with alternative uses of capital.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet short-term and long-term obligations.

Capital Resources

The Company's total assets increased to $3,508.7 million at March 31, 1999, compared to $3,460.7 million at December 31, 1998. Total investments decreased $37.1 million to $2,288.3 million at March 31, 1999. The decrease in investments is primarily attributable to declines in market value due to rising interest rates. All other assets increased $85.1 million at March 31, 1999, compared to December 31, 1998, primarily due to an increase of $37.4 million in premiums receivable. The increase in premiums receivable primarily relates to the increase in net premiums written.

Presently, management believes that the existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in the business, and the present assessment could change as management becomes aware of new opportunities and challenges in the Company's business.

OTHER MATTERS

The Company's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretation of insurance contracts long after the policies were written to provide coverage unanticipated by the Company. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

Year 2000 Issue

As a consequence of the programming convention which utilized a two-digit field rather than a four-digit field, certain information technology ("IT") systems and non-IT systems, such as equipment with embedded chips or microprocessors, require reprogramming or replacement to enable them to perform correctly date operations involving year 2000 or later ("Year 2000 Issue").

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its IT systems to address the Year 2000 Issue in late 1995.
The Company's Year 2000 systems' program consists of four phases: (i) identifying systems requiring remediation; (ii) assessing the requirements to remediate those systems; (iii) remediating those systems to make them Year 2000 ready by either modifying or replacing them; and (iv) testing the systems for Year 2000 readiness, including, where applicable, that they properly interface with third parties. The Company has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or the failure of which would result in significant costs or disruption of operations ("mission critical systems"). As of February 28, 1999, the Company had remediated and tested all of its mission critical systems. In addition, the Company will continue to test its mission critical systems under varying testing scenarios throughout 1999.

The Company has identified all of its non-IT systems that may require Year 2000 remediation, including office equipment and physical facilities, which contain microprocessors or other embedded technology over which it has control. As of April 30, 1999, substantially all of these non-IT systems are believed to be Year 2000 ready to the extent reasonably necessary to conduct the Company's day-to-day operations. Because the Company is not materially dependent upon non-IT systems, the effect of a failure of these systems is not expected to be material to the Company's financial condition or results of operations. The cost of the Company's Year 2000 readiness work through March 31, 1999 has been approximately $5.4 million. No material costs were incurred in the first quarter of 1999. The Company does not expect to incur material costs in 1999 in connection with the Year 2000 Issue.

The Company also is continuing to evaluate its relationships with certain third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 ready, such as banks, brokers, reinsurers, third party service providers, software and other service vendors, and agents and other intermediaries. As of April 30, 1999, the responses received from such third parties to inquiries made by the Company indicate that these third parties either are or expect to be Year 2000 ready by December 31, 1999.

Even assuming that all material third parties provide a timely representation concerning their Year 2000 readiness, it is not possible to state with certainty that such representations will turn out to have been accurate, or that the operations of such third parties will not be materially impacted in turn by other parties with whom they themselves have a material relationship, and who fail to timely become Year 2000 ready. Consequently, the effect, if any, on the Company's results of operations from the failure of such third parties to be Year 2000 ready is not reasonably estimable. However, the failure of one or more third parties with whom the Company has a material relationship to be Year 2000 ready could cause significant disruptions in the Company's ability to pay claims, receive and deposit funds and make investments, which could have a material adverse effect on the Company's financial condition and results of operations. The Company's contingency plans in the event of failure of such third parties to be Year 2000 ready include replacing the third party, performing directly the services performed by the third party and maintaining liquidity under the Company's Credit Facility.

Although the Company believes that Year 2000 Issues related to its hardware and internal software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its other business operations, it has begun, but not yet completed, an analysis of the operational problems that the Company believes would be reasonably likely to result from the failure by the Company and certain third parties to successfully complete efforts necessary to achieve Year 2000 readiness on a timely basis. The Company expects to complete this analysis in the second quarter of 1999. The Company is also developing contingency plans to provide for the resumption of its computer systems and its other business operations in the event such Year 2000 problems occur. These plans are expected to be completed in the second quarter of 1999; however, the Company intends throughout 1999 to review and modify such plans on an ongoing basis as new information becomes available or circumstances materially change.

The costs of the Company's Year 2000 efforts and the dates on which the Company believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and costs of personnel trained in Year 2000 Issues; the Company's ability to identify, assess, remediate and test all relevant computer codes and embedded technology; the risk that reasonable testing will not uncover all Year 2000 problems; and similar uncertainties.

In addition to the costs and risks associated with internal systems and third parties, the Company may have underwriting exposure related to the Year 2000 Issue. Businesses materially damaged as a result of the Year 2000 Issue may attempt to recoup their losses by claiming coverage under various types of insurance policies underwritten by the Company and by ceding companies to whom the Company provides reinsurance. The Company is attempting, whenever possible, to avoid or otherwise limit its potential Year 2000 exposure through its underwriting process. In the event that claims for Year 2000 Issues are asserted against the Company, it is not possible to predict whether or to what extent any such coverage could ultimately be found to exist by courts in various jurisdictions, or, if found, the effect thereof on the Company. In addition, even if such coverage were found not to exist, which cannot be predicted, the costs of litigation could be material. In the absence of any claims experience at this time, such losses and costs are not currently reasonably estimable.

Comparison of SAP and GAAP Results

The results presented above vary in certain respects from SAP prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners ("NAIC") publications. Permitted SAP encompasses all accounting practices that are not prescribed. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, such as deferred income taxes.

The Pennsylvania Insurance Department has adopted Codification, effective January 1, 2001. The Company is in the process of estimating the impact that Codification will have on its statutory surplus.

Recent Accounting Pronouncements

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3, which is effective for fiscal years beginning after December 15, 1998, provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance-related assessments and how to measure that liability. In the first quarter of 1999, the Company recorded a $2.8 million after-tax charge for the effect of adopting SOP 97-3, which is reflected as a cumulative effect of an accounting change (see
Note 2-B for additional information).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999. While the Company is presently evaluating the impact of SOP 98-7, the adoption of SOP 98-7 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

CAUTIONARY STATEMENTS

Except for historical information provided in this Management's Discussion and Analysis and otherwise in this report, statements made throughout this report are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are based on currently available financial, competitive and economic data and the Company's current operating plans based on assumptions regarding future events. The Company's actual results could differ materially from those expected by the Company's management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to, changes in general economic conditions, including the performance of financial markets and interest rates; regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the ability of the Company to conduct its business;
competitive or regulatory changes that affect the cost of or demand for the Company's products; the Company's ability to meet its marketing objectives; the effect of changes in workers' compensation statutes and their administration; the Company's ability to predict and effectively manage claims related to insurance and reinsurance policies; reliance on key management; adequacy of reserves for claim liabilities; adverse property and casualty loss development for events the Company insured in prior years; adequacy and collectibility of reinsurance purchased by the Company; severity of natural disasters and other catastrophes; and other factors disclosed from time to time in reports filed by the Company with the Securities and Exchange Commission. Investors should not place undue reliance on any such forward-looking statements.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


The Exhibits are listed in the Index to Exhibits on page 23.



(b) Reports on Form 8-K filed during the quarter ended March 31, 1999:


None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PMA CAPITAL CORPORATION



Date:    May 12, 1999                  By: /s/  Francis W. McDonnell
         ------------                      --------------------------

                                           Francis W. McDonnell,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit                                      Method of Filing
(10)              Company's 1999 Equity Incentive Plan                        Filed  as  Annex A to the  registrant's  Definitive
                                                                              Proxy  Statement  on  Schedule  14A dated March 26,
                                                                              1999 and incorporated herein by reference

(12)              Computation of Ratio of Earnings to Fixed Charges           Filed herewith

(27)              Financial Data Schedule                                     Filed herewith (EDGAR version only)
