Form 10-Q
period 1999-06-30
PMA CAPITAL CORP
filed 1999-08-12
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(MARK ONE)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-22761

                             PMA Capital Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                                23-2217932
         ------------------------------                   -------------------
        (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                   Identification No.)

        Mellon Bank Center, Suite 2800
              1735 Market Street
          Philadelphia, Pennsylvania                           19103-7590
   --------------------------------------                     -------------
  (Address of principal executive offices)                     (Zip Code)

                                 (215) 665-5046
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 12,918,466 shares outstanding of the registrant's Common Stock, $5 par value per share, and 10,005,482 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on July 31, 1999.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated statements of operations for the three and six
           months ended June 30, 1999 and 1998 (unaudited)                   1

           Consolidated balance sheets as of June 30, 1999 (unaudited)
           and December 31, 1998                                             2

           Consolidated statements of cash flows for the six months
           ended June 30, 1999 and 1998 (unaudited)                          3

           Consolidated statements of comprehensive income for the
           three and six months ended June 30, 1999 and 1998
           (unaudited)                                                       4

           Notes to the consolidated financial statements                    5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 6.    Exhibits and reports on Form 8-K                                 24

Part1.  Item 1.
                             PMA Capital Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
(dollar amounts in thousands, except per share data)   1999           1998           1999           1998
----------------------------------------------------------------------------------------------------------
Revenues:
      Net premiums written                          $ 101,931      $  94,908      $ 270,448      $ 248,481
      Change in net unearned premiums                  27,210         19,746        (31,985)       (26,905)
                                                    ---------      ---------      ---------      ---------
         Net premiums earned                          129,141        114,654        238,463        221,576
      Net investment income                            26,961         31,920         54,070         63,850
      Net realized investment gains (losses)           (1,755)         3,749           (878)        11,263
      Other revenues                                    2,821          3,420          5,959          6,440
                                                    ---------      ---------      ---------      ---------
         Total revenues                               157,168        153,743        297,614        303,129
                                                    ---------      ---------      ---------      ---------

Losses and expenses:
      Losses and loss adjustment expenses              94,909         87,900        176,645        172,757
      Acquisition expenses                             32,103         29,060         52,501         51,763
      Operating expenses                               16,448         18,033         33,532         37,500
      Dividends to policyholders                        4,258          4,213          9,326          8,130
      Interest expense                                  3,069          3,762          6,082          7,463
                                                    ---------      ---------      ---------      ---------
         Total losses and expenses                    150,787        142,968        278,086        277,613
                                                    ---------      ---------      ---------      ---------

      Income before income taxes and cumulative
         effect of accounting change                    6,381         10,775         19,528         25,516

Income tax expense (benefit):
      Current                                           4,840            481          5,785            691
      Deferred                                         (5,205)           937         (1,471)         3,380
                                                    ---------      ---------      ---------      ---------
         Total                                           (365)         1,418          4,314          4,071
                                                    ---------      ---------      ---------      ---------

Income before cumulative effect of accounting
         change                                         6,746          9,357         15,214         21,445

Cumulative effect of accounting change (net of
         income tax benefit of $1,458)
                                                           --             --         (2,759)            --
                                                    ---------      ---------      ---------      ---------
Net income                                          $   6,746      $   9,357      $  12,455      $  21,445
                                                    =========      =========      =========      =========

Earnings per share:
      Basic:
         Income before cumulative effect of
                   accounting change                $    0.29      $    0.39      $    0.65      $    0.90
         Cumulative effect of accounting change            --             --          (0.12)            --
                                                    ---------      ---------      ---------      ---------

            Net income                              $    0.29      $    0.39      $    0.53      $    0.90
                                                    =========      =========      =========      =========

      Diluted:
         Income before cumulative effect of
                   accounting change                $    0.28      $    0.38      $    0.63      $    0.87
         Cumulative effect of accounting change            --             --          (0.11)            --
                                                    ---------      ---------      ---------      ---------
            Net income                              $    0.28      $    0.38      $    0.52      $    0.87
                                                    =========      =========      =========      =========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                           Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                           As of             As of
                                                                                          June 30,        December 31,
   (dollar amounts in thousands, except share data)                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
Assets
    Investments:
    Fixed maturities available for sale, at fair value
             (amortized cost:1999 - $1,773,493; 1998 - $1,781,188)                      $ 1,741,420      $ 1,827,354
    Equity securities, at fair value (cost: 1999 - $5; 1998 - $5)                                14               17
    Short-term investments, at amortized cost which approximates fair value                 424,750          498,038
                                                                                        -----------      -----------
         Total investments                                                                2,166,184        2,325,409

    Cash                                                                                     10,534            2,562
    Accrued investment income                                                                18,317           19,900
    Premiums receivable (net of valuation allowance:1999 - $20,563; 1998 - $19,874)         294,702          279,633
    Reinsurance receivables (net of valuation allowance:1999 - $2,178; 1998 - $2,178)       625,440          610,291
    Deferred income taxes, net                                                               94,271           63,929
    Deferred acquisition costs                                                               54,070           51,115
    Other assets                                                                            135,254          107,879
                                                                                        -----------      -----------
         Total assets                                                                   $ 3,398,772      $ 3,460,718
                                                                                        ===========      ===========

Liabilities:
     Unpaid losses and loss adjustment expenses                                         $ 1,915,067      $ 1,940,895
     Unearned premiums                                                                      275,751          227,945
     Long-term debt                                                                         163,000          163,000
     Accounts payable and accrued expenses                                                  115,617          107,952
     Funds held under reinsurance treaties                                                   93,384           77,674
     Dividends to policyholders                                                              12,621           10,700
     Payable under securities loan agreements                                               361,540          421,072
                                                                                        -----------      -----------
         Total liabilities                                                                2,936,980        2,949,238
                                                                                        -----------      -----------

      Commitments and contingencies (Note 4)

Shareholders' Equity:
     Common stock, $5 par value (40,000,000 shares authorized;
         1999 - 13,354,473 shares issued and 12,918,466 outstanding;
         1998 - 13,956,268 shares issued and 13,520,261 outstanding)                         66,959           69,781
     Class A common stock, $5 par value (40,000,000 shares authorized;
         1999 - 11,088,472 shares issued and 10,200,982 outstanding;
         1998 - 10,486,677 shares issued and 9,837,963 outstanding)                          55,255           52,433
    Additional paid-in capital - Class A common stock                                           339              339
    Retained earnings                                                                       383,193          377,601
    Accumulated other comprehensive income (loss)                                           (20,841)          30,016
     Notes receivable from officers                                                            (224)            (498)
     Treasury stock, at cost:
       Common stock (1999 - 436,007 shares; 1998 - 436,007 shares)                           (5,582)          (5,582)
       Class A common stock (1999 - 887,490 shares; 1998 - 648,714 shares)                  (17,307)         (12,610)
                                                                                        -----------      -----------
         Total shareholders' equity                                                         461,792          511,480
                                                                                        -----------      -----------
         Total liabilities and shareholders' equity                                     $ 3,398,772      $ 3,460,718
                                                                                        ===========      ===========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
(dollar amounts in thousands)                                                      1999           1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                      $  12,455      $  21,445
Adjustments to reconcile net income to net cash flows provided by (used in)
      operating activities:
    Depreciation and amortization                                                   3,763          1,466
    Provision (benefit) for deferred income taxes                                  (1,471)         3,380
    Net realized investment losses (gains)                                            878        (11,263)
    Cumulative effect of accounting change                                          2,759             --
    Change in:
          Premiums receivable and unearned premiums, net                           32,737         (9,321)
          Dividends to policyholders                                                1,921            579
          Reinsurance receivables                                                 (15,149)       (56,740)
          Unpaid losses and loss adjustment expenses                              (25,828)       (27,346)
          Accrued investment income                                                 1,583          3,010
          Deferred acquisition costs                                               (2,955)        (8,075)
     Other, net                                                                    (8,474)         9,326
                                                                                ---------      ---------
Net cash flows provided by (used in) operating activities                           2,219        (73,539)
                                                                                ---------      ---------

Cash flows from investing activities:
   Fixed maturity investments available for sale:
     Purchases                                                                   (739,603)      (927,342)
     Maturities or calls                                                           65,019         84,915
     Sales                                                                        680,051        802,825
   Net sales of short-term investments                                             13,811        101,572
   Other, net                                                                      (2,239)        (2,053)
                                                                                ---------      ---------
Net cash flows provided by investing activities                                    17,039         59,917
                                                                                ---------      ---------

Cash flows from financing activities:
   Dividends paid to shareholders                                                  (3,852)        (4,059)
   Proceeds from exercise of stock options                                          4,546          2,316
   Purchase of treasury stock                                                     (12,254)        (9,198)
   Net repayments of notes receivable from officers                                   274             --
                                                                                ---------      ---------
Net cash flows used in financing activities                                       (11,286)       (10,941)
                                                                                ---------      ---------

Net increase (decrease) in cash                                                     7,972        (24,563)
Cash - beginning of period                                                          2,562         32,148
                                                                                ---------      ---------
Cash - end of period                                                            $  10,534      $   7,585
                                                                                =========      =========


 Supplementary cash flow information:
     Income taxes paid                                                          $   5,437      $      --
     Interest paid                                                              $   5,994      $   7,467

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
        Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                   June 30,
(dollar amounts in thousands)                                1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------
Net income                                                 $  6,746      $  9,357      $ 12,455      $ 21,445
                                                           --------      --------      --------      --------


Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities:
      Holding gains (losses) arising during the period      (27,129)       15,433       (51,428)       16,399
      Less:  reclassification adjustment for (gains)
      losses included in net income (net of tax
      expense (benefit): $(614) and $1,312 for
      three months ended June 30, 1999 and 1998;
      $(307) and $3,942 for six months ended June 30,
      1999 and 1998)                                          1,141        (4,024)          571        (8,908)
                                                           --------      --------      --------      --------

Other comprehensive income (loss)                           (25,988)       11,409       (50,857)        7,491
                                                           --------      --------      --------      --------

Comprehensive income (loss)                                $(19,242)     $ 20,766      $(38,402)     $ 28,936
                                                           ========      ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation

                 Notes to the Consolidated Financial Statements


1.   BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its wholly and majority owned subsidiaries ( collectively referred to as "PMA Capital" or the "Company"). PMA Capital is an insurance holding company that operates three specialty risk management businesses, which are more fully described below.

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

Specialty Property and Casualty -- In January 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One writes business through surplus lines brokers throughout the United States. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is authorized as a surplus lines carrier in 40 states, the District of Columbia and Puerto Rico, with applications pending in seven other states.


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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

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

3.   REINSURANCE

In the ordinary course of business, PMA Capital's reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various underwriting pools and associations. The reinsurance and insurance subsidiaries cede business, primarily on an excess of loss basis, in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and loss adjustment expenses ("LAE") are as follows:


                                   Three Months Ended                  Six Months Ended
                                         June 30,                           June 30,
(dollar amounts in thousands)    1999              1998              1999              1998
---------------------------------------------------------------------------------------------
Earned Premiums:
    Direct ..............     $  78,801         $  69,629         $ 154,126         $ 143,020
    Assumed .............        83,078            66,172           152,524           128,064
    Ceded ...............       (32,738)          (21,147)          (68,187)          (49,508)
                              ---------         ---------         ---------         ---------
    Net .................     $ 129,141         $ 114,654         $ 238,463         $ 221,576
                              =========         =========         =========         =========
Losses and LAE:
    Direct ..............     $  64,669         $  63,640         $ 125,029         $ 126,818
    Assumed .............        60,125            46,994            96,181            79,522
    Ceded ...............       (29,885)          (22,734)          (44,565)          (33,583)
                              ---------         ---------         ---------         ---------
    Net .................     $  94,909         $  87,900         $ 176,645         $ 172,757
                              =========         =========         =========         =========

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

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at June 30, 1999 (see Note 2-B regarding SOP 97-3).

The Company has provided guarantees of approximately $8.5 million, primarily related to loans on properties in which the Company has an interest.

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


5.   EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

                                              Three Months Ended                Six Months Ended
                                                  June 30,                          June 30,
                                           1999             1998              1999             1998
--------------------------------------------------------------------------------------------------------
Denominator:
Basic shares - weighted average
  common and Class A common
  shares outstanding ...............    23,083,506        23,692,071        23,199,921        23,770,912

Effect of dilutive stock options....       853,211         1,002,385           823,293           887,999
                                        ----------        ----------        ----------        ----------
Total diluted shares ...............    23,936,717        24,694,456        24,023,214        24,658,911
                                        ==========        ==========        ==========        ==========

6.   BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
(dollar amounts in thousands)                       1999             1998              1999              1998
----------------------------------------------------------------------------------------------------------------
Revenues:
PMA Re                                           $  83,906         $  68,540         $ 149,967         $ 128,138
The PMA Insurance Group:
   Excluding Run-off Operations                     69,140            75,103           137,975           151,046
   Run-off Operations                                1,097             5,464             2,223            11,303
                                                 ---------         ---------         ---------         ---------
   Total                                            70,237            80,567           140,198           162,349
Caliber One                                          4,493               536             7,539               905
Corporate and Other                                    287               351               788               474
Net realized investment gains (losses)              (1,755)            3,749              (878)           11,263
                                                 ---------         ---------         ---------         ---------
Total revenues                                   $ 157,168         $ 153,743         $ 297,614         $ 303,129
                                                 =========         =========         =========         =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                           $  10,367         $  11,580         $  23,116         $  22,952
The PMA Insurance Group:
   Excluding Run-off Operations                      4,755             2,353             9,674             4,954
   Run-off Operations                                 (560)              293              (494)              428
                                                 ---------         ---------         ---------         ---------
   Total                                             4,195             2,646             9,180             5,382
Caliber One                                           (605)             (681)           (1,301)           (1,070)
Corporate and Other                                 (5,821)           (6,519)          (10,589)          (13,011)
                                                 ---------         ---------         ---------         ---------
Pre-tax operating income                             8,136             7,026            20,406            14,253
Net realized investment gains (losses)              (1,755)            3,749              (878)           11,263
                                                 ---------         ---------         ---------         ---------
Income before income taxes and
   cumulative effect of accounting change            6,381            10,775            19,528            25,516
Income tax expense (benefit)                          (365)            1,418             4,314             4,071
                                                 ---------         ---------         ---------         ---------
Income before cumulative effect of
     accounting change                               6,746             9,357            15,214            21,445
Cumulative effect of accounting
     change, net of tax                                 --                --            (2,759)               --
                                                 ---------         ---------         ---------         ---------
Net income                                       $   6,746         $   9,357         $  12,455         $  21,445
                                                 =========         =========         =========         =========

(1) The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments.

7.   DISPOSITIONS

Effective July 1, 1998, the Company sold PMA Insurance, Cayman Ltd. ("PMA Cayman"), one of the entities included in The PMA Insurance Group's Run-off Operations, which reinsured claims for certain policies written by other members of The PMA Insurance Group, to a third party for a purchase price of $1.8 million and recorded an after-tax loss of $1.6 million. This transaction included the transfer of $231.5 million in cash and invested assets to the buyer. At June 30, 1999, the Company has recorded $240.9 million in reinsurance receivables related to this transaction, all of which are secured by assets in trust or by letters of credit. If the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves have been established, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital's financial condition as of June 30, 1999, compared with December 31, 1998, and its results of operations for the three and six months ended June 30, 1999, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1998 Annual Report to Shareholders (pages 28 through 49), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

     CONSOLIDATED RESULTS OF OPERATIONS

The table below presents the major components of revenues, pre-tax operating income and net income:

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
 (dollar amounts in thousands)                      1999             1998              1999              1998
----------------------------------------------------------------------------------------------------------------
Operating revenues:
Net premiums written                             $ 101,931         $  94,908         $ 270,448         $ 248,481
                                                 =========         =========         =========         =========

Net premiums earned                              $ 129,141         $ 114,654         $ 238,463         $ 221,576
Net investment income                               26,961            31,920            54,070            63,850
Other revenues                                       2,821             3,420             5,959             6,440
                                                 ---------         ---------         ---------         ---------
     Total operating revenues                    $ 158,923         $ 149,994         $ 298,492         $ 291,866
                                                 =========         =========         =========         =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                           $  10,367         $  11,580         $  23,116         $  22,952
The PMA Insurance Group:
   Excluding Run-off Operations                      4,755             2,353             9,674             4,954
   Run-off Operations                                 (560)              293              (494)              428
                                                 ---------         ---------         ---------         ---------
   Total                                             4,195             2,646             9,180             5,382
Caliber One                                           (605)             (681)           (1,301)           (1,070)
Corporate and Other                                 (5,821)           (6,519)          (10,589)          (13,011)
                                                 ---------         ---------         ---------         ---------
Pre-tax operating income                             8,136             7,026            20,406            14,253
Net realized investment gains (losses)              (1,755)            3,749              (878)           11,263
                                                 ---------         ---------         ---------         ---------
Income before income taxes and
   cumulative effect of accounting change            6,381            10,775            19,528            25,516
Income tax expense (benefit)                          (365)            1,418             4,314             4,071
                                                 ---------         ---------         ---------         ---------
Income before cumulative effect of
     accounting change                               6,746             9,357            15,214            21,445
Cumulative effect of accounting
     change, net of tax                                 --                --            (2,759)               --
                                                 ---------         ---------         ---------         ---------
Net income                                       $   6,746         $   9,357         $  12,455         $  21,445
                                                 =========         =========         =========         =========

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measurement it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Pre-tax operating income for the three and six months ended June 30, 1999 was $8.1 million and $20.4 million, respectively, compared to pre-tax operating income of $7.0 million and $14.3 million for the same periods in 1998. After-tax operating income was $7.9 million and $15.8 million for the three and six months ended June 30, 1999, respectively, compared to after-tax operating income of $6.9 million and $14.1 million for the same periods in 1998. These increases were primarily due to improved underwriting results attributable to The PMA Insurance Group and lower interest expense, with after-tax operating income being partially offset by a higher effective tax rate in 1999.

The Company currently expects operating income to continue to improve in 1999 reflecting higher operating income from The PMA Insurance Group and continued stable operating income from PMA Re. This expectation may differ materially from actual results because of the risk factors noted in the "Cautionary Statements" on page 23.

Net income was $6.7 million and $12.5 million for the three and six months ended June 30, 1999, respectively, compared to net income of $9.4 million and $21.4 million for the three and six months ended June 30, 1998, respectively. Net income for the six months ended June 30, 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." See "Recent Accounting Pronouncements" below for additional information.

Net income also includes gains and losses on the sale of investments. The timing and recognition of such gains and losses are unpredictable and are not indicative of future operating performance. After-tax net realized investment losses were $1.1 million and $570,000 for the three and six months ended June 30, 1999, compared to after-tax net realized investment gains of $2.4 million and $7.3 million for the comparable 1998 periods. The realized losses for 1999 reflect sales of investments in an interest rate environment when rates were rising in contrast to the realized gains in 1998 which reflect sales of investments in a time when rates were declining. Also, net realized investment gains for the three and six months ended June 30, 1998 include a $2.4 million pre-tax loss related to the sale of PMA Insurance, Cayman Ltd. ("PMA Cayman"). See Note 7 to the Company's Consolidated Financial Statements for additional information.

PMA RE

Summarized financial results of PMA Re are as follows:

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
 (dollar amounts in thousands)                       1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------------
Net premiums written                               $ 58,338         $ 47,089         $136,665         $117,908
                                                   ========         ========         ========         ========

Net premiums earned                                $ 69,915         $ 54,869         $122,348         $100,967
Net investment income                                13,991           13,671           27,619           27,171
                                                   --------         --------         --------         --------
Operating revenues                                   83,906           68,540          149,967          128,138

Losses and loss adjustment expenses ("LAE")          49,382           36,864           87,243           69,678
Acquisition and operating expenses                   24,157           20,096           39,608           35,508
                                                   --------         --------         --------         --------
Total losses and expenses                            73,539           56,960          126,851          105,186
                                                   --------         --------         --------         --------

Pre-tax operating income                           $ 10,367         $ 11,580         $ 23,116         $ 22,952
                                                   ========         ========         ========         ========

GAAP loss and LAE ratio                                70.6%            67.2%            71.3%            69.0%
GAAP combined ratio                                   105.2%           103.8%           103.7%           104.2%

--------------------------------------------------------------------------------------------------------------

PMA Re's pre-tax operating income was $10.4 million and $23.1 million for the three and six months ended June 30, 1999, compared to $11.6 million and $23.0 million for the comparable periods in 1999. The decrease in operating results for the second quarter of 1999 reflects an increase in underwriting losses, due to a higher loss ratio, partially offset by a lower expense ratio.

Premiums

The following table indicates PMA Re's gross and net premiums written by major category of business:

                                  Three Months Ended                Six Months Ended
                                        June 30,                        June 30,
(dollar amounts in thousands)    1999            1998            1999            1998
----------------------------------------------------------------------------------------
Gross premiums written:
  Casualty lines               $ 49,774        $ 41,804        $122,962        $102,608
  Property lines                 20,368          15,402          46,133          41,313
  Other lines                        70             107             612             501
                               --------        --------        --------        --------
Total                          $ 70,212        $ 57,313        $169,707        $144,422
                               ========        ========        ========        ========

Net premiums written:
  Casualty lines               $ 41,416        $ 35,122        $ 97,963        $ 83,535
  Property lines                 16,857          11,845          38,109          33,849
  Other lines                        65             122             593             524
                               --------        --------        --------        --------
Total                          $ 58,338        $ 47,089        $136,665        $117,908
                               ========        ========        ========        ========
----------------------------------------------------------------------------------------

Net premiums written increased $11.2 million, or 23.9%, and $18.8 million, or 15.9%, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These increases primarily reflect the successful expansion of finite and financial product offerings, expansion of relationships with PMA Re's existing clients, and contracts with new clients. Partially offsetting these increases were the effects of highly competitive conditions in the U.S. reinsurance market, which has caused PMA Re to non-renew certain accounts largely due to inadequate rates and/or other underwriting issues.

Net premiums earned increased $15.0 million, or 27.4%, and $21.4 million, or 21.2%, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the terms of the contracts.

Losses and Expenses

The following table reflects the components of PMA Re's GAAP combined ratios:

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                       1999          1998          1999          1998
------------------------------------------------------------------------------------------------------
Loss and LAE ratio                                     70.6%         67.2%         71.3%         69.0%
Expense ratio:
  Amortization of deferred acquisition costs           29.8%         30.5%         27.0%         28.5%
  Operating expenses                                    4.8%          6.1%          5.4%          6.7%
                                                      -----         -----         -----         -----
Total expense ratio                                    34.6%         36.6%         32.4%         35.2%
                                                      -----         -----         -----         -----
Combined ratio  - GAAP (1)                            105.2%        103.8%        103.7%        104.2%
                                                      =====         =====         =====         =====

------------------------------------------------------------------------------------------------------

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus the sum of acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re's loss and LAE ratio increased 3.4 points and 2.3 points for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These increases primarily relate to a change in PMA Re's business mix, with finite and financial products representing an increasing percentage of earned premiums. Such products typically carry a higher loss and LAE ratio and a lower acquisition expense ratio than traditional reinsurance products.

The acquisition expense ratio decreased 0.7 points and 1.5 points for the three and six months ended June 30, 1999, respectively, compared to the same periods last year. The decrease is primarily attributable to the change in business mix as described above, and to changes in PMA Re's retrocessional program in the first quarter of 1999, resulting in higher ceding commissions, which reduces the acquisition expense ratio.

The operating expense ratio decreased 1.3 points for both the three and six months ended June 30, 1999, compared to the same periods last year, reflecting growth in earned premium and essentially flat operating expenses.

THE PMA INSURANCE GROUP

Summarized financial results of The PMA Insurance Group are as follows:

                                               Three Months Ended                Six Months Ended
                                                    June 30,                          June 30,
(dollar amounts in thousands)                1999             1998             1999             1998
------------------------------------------------------------------------------------------------------
Net premiums written                       $ 36,162         $ 47,285         $119,183         $129,827
                                           ========         ========         ========         ========

Net premiums earned                        $ 55,326         $ 59,791         $109,725         $120,589
Net investment income:
     Excluding Run-off Operations            11,503           12,726           23,510           25,286
     Run-off Operations(1)                    1,097            5,464            2,223           11,303
                                           --------         --------         --------         --------
         Total                               12,600           18,190           25,733           36,589
Other revenues                                2,311            2,586            4,740            5,171
                                           --------         --------         --------         --------
Operating revenues                           70,237           80,567          140,198          162,349

Losses and LAE:
     Excluding Run-off Operations            40,919           46,478           82,128           93,684
     Run-off Operations(1)                    1,411            4,505            1,959            9,401
                                           --------         --------         --------         --------
         Total                               42,330           50,983           84,087          103,085
Acquisition and operating expenses:
     Excluding Run-off Operations            19,208           22,059           36,847           44,278
     Run-off Operations(1)                      246              666              758            1,474
                                           --------         --------         --------         --------
         Total                               19,454           22,725           37,605           45,752
Dividends to policyholders                    4,258            4,213            9,326            8,130
                                           --------         --------         --------         --------
Total losses and expenses                    66,042           77,921          131,018          156,967
                                           --------         --------         --------         --------
Pre-tax operating income                   $  4,195         $  2,646         $  9,180         $  5,382
                                           ========         ========         ========         ========

GAAP loss and LAE ratio                        76.5%            85.3%            76.6%            85.5%
GAAP combined ratio(2)                        115.3%           126.3%           115.7%           126.2%
------------------------------------------------------------------------------------------------------

(1) Run-off operations ("Run-off Operations") of The PMA Insurance Group were established and segregated from ongoing operations effective December 31, 1996 to reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.

(2) The combined ratio for the six months ended June 30, 1999 excludes the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.

Operating Results

Pre-tax operating income for The PMA Insurance Group was $4.2 million and $9.2 million for the three and six months ended June 30, 1999, compared to $2.6 million and $5.4 million for the same periods in 1998. The increases in operating income were primarily due to improved loss experience, a relatively lower level of risks underwritten and lower operating expenses resulting from ongoing cost reduction initiatives.

The PMA Insurance Group Excluding Run-off Operations

Premiums

                                        Three Months Ended                  Six Months Ended
                                              June 30,                           June 30,
(dollar amounts in thousands)         1999              1998              1999              1998
---------------------------------------------------------------------------------------------------
Workers' compensation:
    Direct premiums written        $  34,806         $  34,307         $ 106,096         $ 101,489
    Premiums assumed                     469             1,567             1,194             2,460
    Premiums ceded                    (7,530)           (2,368)          (16,828)           (5,555)
                                   ---------         ---------         ---------         ---------
    Net premiums written           $  27,745         $  33,506         $  90,462         $  98,394
                                   =========         =========         =========         =========

Commercial Lines:
    Direct premiums written        $  16,185         $  22,272         $  44,454         $  51,363
    Premiums assumed                     134               914             1,028             1,388
    Premiums ceded                    (7,902)           (9,407)          (16,761)          (21,318)
                                   ---------         ---------         ---------         ---------
    Net premiums written           $   8,417         $  13,779         $  28,721         $  31,433
                                   =========         =========         =========         =========

 Total:
    Direct premiums written        $  50,991         $  56,579         $ 150,550         $ 152,852
    Premiums assumed                     603             2,481             2,222             3,848
    Premiums ceded                   (15,432)          (11,775)          (33,589)          (26,873)
                                   ---------         ---------         ---------         ---------
    Net premiums written           $  36,162         $  47,285         $ 119,183         $ 129,827
                                   =========         =========         =========         =========

---------------------------------------------------------------------------------------------------

Net premiums written, which represent direct premiums written plus assumed premiums, less premiums ceded, decreased to $36.2 million for the three months ended June 30, 1999, compared to $47.3 million for the same period in 1998, and decreased to $119.2 million for the six months ended June 30, 1999, compared to $129.8 million for the same period in 1998. The decreases in net premiums written for 1999 were the result of lower direct premiums written for commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines"), which decreased by $6.1 million and $6.9 million for the three and six months ended June 30, 1999, and increases in ceded premium of $3.7 million and $6.7 million for the three and six months ended June 30, 1999. These decreases were partially offset by increases in direct premiums written for workers' compensation of $499,000 and $4.6 million for the three and six months ended June 30, 1999, compared to the same periods in 1998.

Direct workers' compensation premiums written were higher for the first six months of 1999 due to an increase in the level of risks underwritten. These increases were partially offset by manual rate reductions averaging approximately 3% in The PMA Insurance Group's principal marketing territories, continued intense price competition and lower additional audit premiums of $2.3 million for the six months ended June 30, 1999, compared to the same period in 1998.

Direct writings of Commercial Lines decreased for the three and six months ended June 30, 1999, compared to the same periods in 1998 primarily due to planned reductions in such lines as well as continued competitive conditions. Rather than lower prices to what it believes are unacceptable levels, The PMA Insurance Group has chosen not to renew some of its business in the Commercial Lines.

The increases in reinsurance premiums ceded of $3.7 million and $6.7 million in the three and six months ended June 30, 1999 primarily reflect higher ceded workers' compensation premiums of $5.2 million and $11.3 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. In 1999, a new reinsurance treaty reduced the net retention level on workers' compensation exposures from $1.5 million to $150,000 per occurrence. Partially offsetting such increase was a decrease of $1.5 million and $4.6 million in ceded premiums for Commercial Lines for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease in ceded Commercial Lines premiums is primarily due to the reduction in direct Commercial Lines business written and negotiated rate reductions for various treaties reinsuring certain Commercial Lines business.

Net premiums earned decreased $4.5 million and $10.9 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The following table reflects the components of the PMA Insurance Group's combined ratios:

                                                       Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                       1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------
Loss and LAE ratio                                     74.0%         77.7%         74.8%         77.7%
Expense ratio:
  Amortization of deferred acquisition costs           18.5%         20.7%         16.2%         19.2%
  Operating expenses(1) (2)                            12.1%         12.1%         13.7%         13.6%
                                                      -----         -----         -----         -----
  Total expense ratio                                  30.6%         32.8%         29.9%         32.8%

Policyholders' dividends                                7.7%          7.0%          8.5%          6.7%
                                                      -----         -----         -----         -----

Combined ratio  - GAAP (1) (2) (3) (4)                112.3%        117.5%        113.2%        117.2%
                                                      =====         =====         =====         =====
-------------------------------------------------------------------------------------------------------

(1) The expense ratio and the combined ratios for the six months ended June 30, 1999 exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.
(2) The expense ratio and the combined ratio exclude $2.2 million and $4.0 million for the three and six months ended June 30, 1999, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 1998, respectively, for expenses related to service revenues, which are not included in premiums earned.
(3) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus the sum of acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.
(4) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 115.3% and 115.7% for the three and six months ended June 30, 1999, and 126.3% and 126.2% for the three and six months ended June 30, 1998, respectively.

For the three months and six months ended June 30, 1999, the GAAP loss and LAE ratio improved by 3.7 points and 2.9 points, respectively, compared to the same periods in 1998. These improvements were primarily due to favorable prior year reserve development and improved loss and LAE ratios in workers' compensation and Commercial Lines in 1999, partially offset by a decline in the level of reserve discount.

The PMA Insurance Group has experienced $1.7 million of favorable development of prior accident year results ("prior year development") for the second quarter of 1999 compared to $1.5 million of favorable prior year development in 1998, which improved the overall loss and LAE ratio by 0.4 points in the second quarter of 1999. For the six months ended June 30, 1999, The PMA Insurance Group has experienced $2.6 million of favorable prior year development, compared to $1.4 million of favorable prior year development for the same period in 1998, which improved the overall loss and LAE ratio by 1.2 points for the six months ended June 30, 1999.

The improvement in loss and LAE ratios in Commercial Lines has favorably impacted the overall loss and LAE ratio by 2.8 points and 2.2 points for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The improvements in the Commercial Lines loss and LAE ratio were primarily due to the continued reduction in exposures underwritten reflecting the application of stricter underwriting standards and continued intense price competition.

In addition, the improvement in the workers' compensation accident year loss and LAE ratio has favorably impacted the overall loss and LAE ratio by 1.7 points and 1.3 points for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These improvements reflect the application of stricter underwriting standards and a relatively lower risk profile of business written.

The loss and LAE ratio is negatively impacted by accretion of prior year discounted reserves and favorably impacted by setting up discount for current year reserves. The net of these is referred to as net discount accretion. The PMA Insurance Group experienced $0.8 million of net discount accretion in the second quarter of 1999 compared with $0.1 million in the second quarter of 1998, which caused a 1.3 point increase in the loss and LAE ratio for the second quarter of 1999. The increase in net discount accretion reflects a reduction in the amount of discount recorded on current year's reserve as a result of higher ceded loss reserves due to the new reinsurance treaty for workers' compensation. The PMA Insurance Group experienced $1.8 million of net discount accretion for the first six months of 1999 compared to no net discount accretion for the same period in 1998. This resulted in a 1.7 point increase in the loss and LAE ratio for the six months ended June 30, 1999.

The GAAP expense ratio decreased by 2.2 points and 2.9 points for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to a lower acquisition expense ratio. The decreases in the acquisition expense ratio of 2.2 points for the three months ended June 30, 1999 and 3.0 points for the six months ended June 30, 1999, compared to the same periods in 1998, were primarily due to higher ceded commissions received as a result of the new reinsurance treaty in 1999 and a reduction in certain state assessments.

The policyholders' dividend ratio was 7.7% and 8.5% for the three and six months ended June 30, 1999, respectively, compared to 7.0% and 6.7% for the same periods last year. These increases are primarily due to selling more business under dividend plans and improved loss experience, which results in higher dividend payouts to policyholders.

     Net Investment Income

Net investment income was $11.5 million and $23.5 million for the three and six months ended June 30, 1999, compared to $12.7 million and $25.3 million for the same periods in 1998. The decrease primarily reflects a lower asset base, due to the paydown of loss reserves from prior accident years.


     Run-off Operations

Effective July 1, 1998, the Company sold PMA Cayman, one of the entities included in The PMA Insurance Group's Run-off Operations, which reinsured claims for certain policies written by other members of The PMA Insurance Group, to a third party for a purchase price of $1.8 million and recorded an after-tax loss of $1.6 million. See Note 7 to the Consolidated Financial Statements for additional information. This transaction included the transfer of $231.5 million in cash and invested assets to the buyer.

Net investment income for the Run-off Operations decreased by $1.1 million and $5.8 million in the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease in investment income was primarily due to the decrease in invested assets resulting from the sale, and to a lesser extent, from the paydown of losses by the remaining run-off entities.

The sale of PMA Cayman also resulted in a reduction in losses and LAE, acquisition expenses and operating expenses of the Run-off Operations for the three and six months ended June 30, 1999, compared to the same periods in 1998.

CALIBER ONE

Summarized financial results of Caliber One are as follows:

                                              Three Months Ended                 Six Months Ended
                                                   June 30,                          June 30,
                                            1999             1998             1999             1998
-----------------------------------------------------------------------------------------------------
Net premiums written                      $  7,531         $    705         $ 14,853         $    917
                                          ========         ========         ========         ========

Net premiums earned                       $  4,000         $    165         $  6,643         $    191
Net investment income                          493              371              896              714
                                          --------         --------         --------         --------
Operating revenues                           4,493              536            7,539              905

Losses and LAE incurred                      3,197              133            5,315              153
Acquisition and operating expenses           1,901            1,084            3,525            1,822
                                          --------         --------         --------         --------
Total losses and expenses                    5,098            1,217            8,840            1,975
                                          --------         --------         --------         --------

Pre-tax operating loss                    $   (605)        $   (681)        $ (1,301)        $ (1,070)
                                          ========         ========         ========         ========

-----------------------------------------------------------------------------------------------------

Caliber One recorded pre-tax operating losses of $605,000 and $1.3 million for the three and six months ended June 30, 1999, respectively, compared to pre-tax operating losses of $681,000 and $1.1 million for the three and six months ended June 30, 1998. The increase in the pre-tax operating loss for the six months of 1999, compared to the same period in 1998, reflects the cost of expanding the scope of Caliber One's operations. Pre-tax operating loss for the three months ended June 30, 1999 improved compared with the same period last year, reflecting revenue growth mitigating a relatively larger portion of losses and start up costs.

The growth in net premiums written and earned for the three and six months ended June 30, 1999, compared to the same periods in 1998, reflects Caliber One's rising market acceptance and expanded distribution network combined with increased staffing levels.

CORPORATE AND OTHER

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, and taxes, as well as the results of certain of the Company's real estate properties. For the three and six months ended June 30, 1999, Corporate and Other recorded pre-tax operating losses of $5.8 million and $10.6 million, respectively, compared to pre-tax operating losses of $6.5 million and $13.0 million for the same periods in 1998. The decrease in the operating loss is primarily due to lower interest expense of $700,000 and $1.4 million for the second quarter and first six months of 1999, respectively, reflecting a $40 million paydown in outstanding debt in the fourth quarter of 1998. Operating losses also improved due to lower net expenses from non-core real estate properties.

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

At June 30, 1999 and December 31, 1998, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility is December 31, 2002, and the Credit Facility matures in an installment of $38.0 million in 2000 and installments of $62.5 million in 2001 and 2002.

In addition to the Credit Facility, the Company maintains a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company's insurance subsidiaries. As of June 30, 1999, the Company had $44.9 million outstanding in letters of credit under the Letter of Credit Facility, compared with $46.9 million as of December 31, 1998.

The Company paid interest of $2.9 million and $6.0 million on both credit facilities for the three and six months ended June 30, 1999, respectively, compared to $4.2 million and $7.5 million for the same periods in 1998.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania and Delaware (such laws are substantially similar). Under Pennsylvania laws and regulations, without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), dividends may not be paid in excess of the greater of (i) 10% of policyholders' surplus as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed unassigned funds. Under this standard, the Pooled Companies and PMA Reinsurance Corporation can pay an aggregate of $51.8 million of dividends without the prior approval of the Commissioner during 1999. Caliber One Indemnity Company, a Delaware-domiciled company, is directly owned by PMA Reinsurance Corporation and, as such, its dividends may not be paid directly to PMA Capital. As stated above, Delaware's insurance laws as they apply to restricting the payment of dividends are substantially similar to Pennsylvania's insurance laws. Under Delaware insurance laws, Caliber One Indemnity Company can pay $2.5 million in dividends during 1999. Dividends received from subsidiaries were $8.0 million and $18.8 million for the three and six months ended June 30, 1999, respectively, compared to $6.0 million and $10.0 million for the comparable 1998 periods.

Net tax payments received from subsidiaries were $8.2 million and $11.7 million for the three and six months ended June 30, 1999, respectively, compared to $8.7 million and $14.7 million for the same periods in 1998.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility and the Letter of Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $15.6 million in 1999. The Company paid dividends to shareholders of $2.0 million and $3.9 million for the three and six months ended June 30, 1999 and 1998, respectively, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 1998, respectively.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $1.5 million and $4.1 million for the three and six months ended June 30, 1999, respectively. No cash capital contributions were made to subsidiaries during 1998.

In February 1998, the Company's Board of Directors authorized a plan to repurchase shares of common stock and Class A common stock in an amount not to exceed $25.0 million. In February 1999, an additional $20.0 million of share repurchase authority was approved by the Company's Board of Directors. During the first six months of 1999, the Company repurchased 627,000 shares at a total cost of $12.3 million (average per share price was $19.54). In addition, PMA Capital repurchased 200,000 shares in July 1999 for a total cost of $4.0 million (average per share price was approximately $20.00). Since the inception of its share repurchase program in February 1998, PMA Capital has repurchased a total of 1.8 million shares at a total cost of $35.1 million (average per share price was $19.25). As of August 4, 1999, PMA Capital has remaining share repurchase authorization of $9.9 million. Decisions regarding share repurchases are subject to the costs and benefits associated with alternative uses of capital and prevailing market conditions.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

Capital Resources

The Company's total assets decreased to $3,398.8 million at June 30, 1999, compared to $3,460.7 million at December 31, 1998. Total investments decreased $159.2 million to $2,166.2 million at June 30, 1999. The decrease in investments is primarily attributable to declines in market value due to rising interest rates as well as a decrease of $59.5 million in securities on loan under the Company's securities lending program. All other assets increased $97.3 million at June 30, 1999 compared to December 31, 1998.

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

The Company has identified all of its non-IT systems that may require Year 2000 remediation, including office equipment and physical facilities, which contain microprocessors or other embedded technology over which it has control. As of April 30, 1999, substantially all of these non-IT systems are believed to be Year 2000 ready to the extent reasonably necessary to conduct the Company's day-to-day operations. Because the Company is not materially dependent upon non-IT systems, the effect of a failure of these systems is not expected to be material to the Company's financial condition or results of operations. The cost of the Company's Year 2000 readiness work through June 30, 1999 has been approximately $5.4 million. No material costs were incurred in the second quarter of 1999. The Company does not expect to incur material costs through the rest of 1999 in connection with the Year 2000 Issue.

The Company also is continuing to evaluate its relationships with certain third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 ready, such as banks, brokers, reinsurers, third party service providers, software and other service vendors, and agents and other intermediaries. As of July 31, 1999, the responses received from such third parties to inquiries made by the Company indicate that these third parties either are or expect to be Year 2000 ready by December 31, 1999.

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

Although the Company believes that Year 2000 Issues related to its hardware and internal software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its other business operations, it has begun, but not yet completed, an analysis of the operational problems that the Company believes would be reasonably likely to result from the failure by the Company and certain third parties to successfully complete efforts necessary to achieve Year 2000 readiness on a timely basis. The Company expects to complete this analysis in the third quarter of 1999. The Company is also developing contingency plans to provide for the resumption of its computer systems and its other business operations in the event such Year 2000 problems occur. These plans are expected to be completed in the third quarter of 1999; however, the Company intends throughout 1999 to review and modify such plans on an ongoing basis as new information becomes available or circumstances materially change.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from statutory accounting practices prescribed or permitted by the Pennsylvania
Insurance  Department  and  the  Delaware  Insurance  Department  (collectively,
"SAP"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners ("NAIC") publications. Permitted SAP encompasses all accounting practices that are not prescribed. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, such as deferred income taxes.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1999 Annual Meeting of Shareholders ("Annual Meeting") was held on April 26, 1999. At the Annual Meeting, the shareholders elected nominees to the Board of Directors and approved the 1999 Equity Incentive Plan.

The following nominees were elected as members of the Company's Board of Directors to serve for terms expiring at the 2002 Annual Meeting and until their successors are elected:

Name of Nominee                   Votes Cast For              Votes Withheld
---------------                   --------------              --------------
Paul I. Detwiler, Jr               117,739,338                    21,934
Anne S. Genter                     117,749,035                    12,237
A. John May                        113,648,772                 4,112,500
Roderic H. Ross                    117,749,035                    12,237
John W. Smithson                   117,724,333                    36,939

The shareholders voted to approve the Company's 1999 Equity Incentive Plan:

Votes Cast For       Votes Cast Against     Abstentions        Broker Non-Votes
--------------       ------------------     -----------        ----------------
114,402,725          341,043                1,307,339          1,710,165


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibits are listed in the Index to Exhibits on page 26.


(b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:

During the quarterly period ended June 30, 1999, the Company filed the following Reports on Form 8-K:

- dated May 5, 1999, Item 5 - containing a news release regarding its first quarter 1999 results.

                                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PMA CAPITAL CORPORATION



Date:    8/12/99                       By: /s/  Francis W. McDonnell
       ----------                          -------------------------------------
                                           Francis W. McDonnell,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                  Exhibit Index

Exhibit No.    Description of Exhibit                                      Method of Filing
-----------    ----------------------                                      ----------------
(10)           Material Contracts
                  Exhibits 10.1 to 10.5 are compensatory plans.

10.1           Amendment No. 1 to the Amended and Restated  1991           Filed  herewith
               Equity Incentive Plan dated May 5, 1999

10.2           Amendment No. 1 to the Amended and Restated  1993           Filed  herewith
               Equity Incentive Plan dated May 5, 1999

10.3           Amendment No. 1 to the Amended and Restated  1994           Filed  herewith
               Equity Incentive Plan dated May 5, 1999

10.4           Amendment No. 1 to the 1995 Equity  Incentive Plan          Filed herewith
               dated May 5, 1999

10.5           Amendment No. 1 to the 1996 Equity  Incentive Plan          Filed herewith
               dated May 5, 1999

(12)           Computation of Ratio of Earnings to Fixed Charges           Filed herewith

(27)           Financial Data Schedule                                     Filed herewith (EDGAR version only)
