Form 10-Q
period 1999-09-30
PMA CAPITAL CORP
filed 1999-11-12
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-22761

                             PMA Capital Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    23-2217932
    -------------------------------                      -------------------
    (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                      Identification No.)

  Mellon Bank Center, Suite 2800
        1735 Market Street
     Philadelphia, Pennsylvania                              19103-7590
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (215) 665-5046
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 12,669,378 shares outstanding of the registrant's Common Stock, $5 par value per share, and 10,081,009 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on October 31, 1999.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page

Part I.    Financial Information

Item 1.    Financial statements

           Consolidated statements of operations for the three
           and nine months ended September 30, 1999 and 1998
           (unaudited)                                                       1

           Consolidated balance sheets as of September 30, 1999
           (unaudited) and December 31, 1998                                 2

           Consolidated statements of cash flows for the nine
           months ended September 30, 1999 and 1998 (unaudited)              3

           Consolidated statements of comprehensive income (loss)
           for the three and nine months ended September 30, 1999
           and 1998 (unaudited)                                              4

           Notes to the consolidated financial statements                    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

Part II.   Other Information

Item 6.    Exhibits and reports on Form 8-K                                 24

                             PMA Capital Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
(dollar amounts in thousands, except per share data)      1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------
Revenues:
       Net premiums written                            $ 124,970      $ 120,653      $ 395,418      $ 369,134
       Change in net unearned premiums                     3,449         (6,636)       (28,536)       (33,541)
                                                       ---------      ---------      ---------      ---------
            Net premiums earned                          128,419        114,017        366,882        335,593
       Net investment income                              28,029         28,410         82,099         92,260
       Net realized investment gains (losses)             (3,283)         4,099         (4,161)        15,362
       Other revenues                                      2,869          2,945          8,828          9,385
                                                       ---------      ---------      ---------      ---------
            Total revenues                               156,034        149,471        453,648        452,600
                                                       ---------      ---------      ---------      ---------

Losses and expenses:
       Losses and loss adjustment expenses                91,491         83,473        268,136        256,230
       Acquisition expenses                               27,986         25,985         80,487         77,748
       Operating expenses                                 17,354         18,154         50,886         55,654
       Dividends to policyholders                          5,782          5,507         15,108         13,637
       Interest expense                                    3,052          3,768          9,134         11,231
                                                       ---------      ---------      ---------      ---------
            Total losses and expenses                    145,665        136,887        423,751        414,500
                                                       ---------      ---------      ---------      ---------

       Income before income taxes and cumulative
            effect of accounting change                   10,369         12,584         29,897         38,100

Income tax expense (benefit):
       Current                                             2,770           (424)         8,555            267
       Deferred                                            1,087          2,456           (384)         5,836
                                                       ---------      ---------      ---------      ---------
            Total                                          3,857          2,032          8,171          6,103
                                                       ---------      ---------      ---------      ---------

Income before cumulative effect of accounting
       change                                              6,512         10,552         21,726         31,997

Cumulative effect of accounting change (net of
       income tax benefit of $1,458)                          --             --         (2,759)            --
                                                       ---------      ---------      ---------      ---------
Net income                                             $   6,512      $  10,552      $  18,967      $  31,997
                                                       =========      =========      =========      =========

Earnings per share:
       Basic:
            Income before cumulative effect of
                 accounting change                     $    0.28      $    0.45      $    0.94      $    1.35
            Cumulative effect of accounting change            --             --          (0.12)            --
                                                       ---------      ---------      ---------      ---------
            Net income                                 $    0.28      $    0.45      $    0.82      $    1.35
                                                       =========      =========      =========      =========

       Diluted:
            Income before cumulative effect of
                 accounting change                     $    0.27      $    0.43      $    0.90      $    1.30
            Cumulative effect of accounting change            --             --          (0.11)            --
                                                       ---------      ---------      ---------      ---------
            Net income                                 $    0.27      $    0.43      $    0.79      $    1.30
                                                       =========      =========      =========      =========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                           Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                     As of            As of
                                                                                 September 30,     December 31,
(dollar amounts in thousands, except per share data)                                 1999              1998
---------------------------------------------------------------------------------------------------------------
Assets:
      Investments:
      Fixed maturities available for sale, at fair value
           (amortized cost: 1999 - $1,686,311; 1998 - $1,781,188)                 $ 1,642,788      $ 1,827,354
      Equity securities, at fair value (cost: 1999 - $5; 1998 - $5)                         5               17
      Short-term investments, at amortized cost which approximates fair value         408,714          498,038
                                                                                  -----------      -----------
           Total investments                                                        2,051,507        2,325,409

      Cash                                                                             15,356            2,562
      Accrued investment income                                                        21,703           19,900
      Premiums receivable (net of valuation allowance:
           1999 - $20,840; 1998 - $19,874)                                            278,179          279,633
      Reinsurance receivables (net of valuation allowance:
           1999 - $2,178; 1998 - $2,178)                                              641,273          610,291
      Deferred income taxes, net                                                       97,194           63,929
      Deferred acquisition costs                                                       49,772           51,115
      Other assets                                                                    140,426          107,879
                                                                                  -----------      -----------
           Total assets                                                           $ 3,295,410      $ 3,460,718
                                                                                  ===========      ===========

Liabilities:
      Unpaid losses and loss adjustment expenses                                  $ 1,902,681      $ 1,940,895
      Unearned premiums                                                               266,425          227,945
      Long-term debt                                                                  163,000          163,000
      Accounts payable and accrued expenses                                           121,532          107,952
      Funds held under reinsurance treaties                                            92,077           77,674
      Dividends to policyholders                                                       12,800           10,700
      Payable under securitites loan agreements                                       284,986          421,072
                                                                                  -----------      -----------
           Total liabilities                                                        2,843,501        2,949,238
                                                                                  -----------      -----------


      Commitments and contingencies (Note 4)

Shareholders' Equity:
      Common stock, $5 par value (40,000,000 shares authorized;
           1999 - 13,132,795 shares issued and 12,696,788 outstanding;
           1998 - 13,956,268 shares issued and 13,520,261 outstanding)                 65,664           69,781
      Class A common stock, $5 par value (40,000,000 shares authorized;
           1999 - 11,310,150 shares issued and 10,077,760 outstanding;
           1998 - 10,486,677 shares issued and 9,837,963 outstanding)                  56,550           52,433
      Additional paid-in capital - Class A common stock                                   339              339
      Retained earnings                                                               387,577          377,601
      Accumulated other comprehensive income (loss)                                   (28,289)          30,016
      Notes receivable from officers                                                     (151)            (498)
      Treasury stock, at cost:
           Common stock (shares: 1999 - 436,007 and 1998 - 436,007)                    (5,582)          (5,582)
           Class A common stock (shares: 1999 - 1,232,390 and 1998 - 648,714)         (24,199)         (12,610)
                                                                                  -----------      -----------
                Total shareholders' equity                                            451,909          511,480
                                                                                  -----------      -----------
                Total liabilities and shareholders' equity                        $ 3,295,410      $ 3,460,718
                                                                                  ===========      ===========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
(dollar amounts in thousands)                                         1999              1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                        $    18,967      $    31,997
Adjustments to reconcile net income to net cash flows used in operating activities:
      Depreciation and amortization                                     4,992            3,277
      Provision (benefit) for deferred income taxes                      (384)           5,836
      Net realized investment losses (gains)                            4,161          (15,362)
      Cumulative effect of accounting change                            2,759               --
      Change in:
           Premiums receivable and unearned premiums, net              39,934             (348)
           Dividends to policyholders                                   2,100             (595)
           Reinsurance receivables                                    (30,982)         (54,165)
           Unpaid losses and loss adjustment expenses                 (38,214)         (51,690)
           Accrued investment income                                   (1,803)             144
           Deferred acquisition costs                                   1,343          (10,670)
      Other, net                                                       (9,114)          18,341
                                                                  -----------      -----------
Net cash flows used in operating activities                            (6,241)         (73,235)
                                                                  -----------      -----------

Cash flows from investing activities:
      Fixed maturity investments available for sale:
           Purchases                                               (1,021,204)      (1,377,422)
           Maturities or calls                                        106,397          108,013
           Sales                                                    1,003,836        1,175,526
      Net sales (purchases) of short-term investments                 (46,725)         162,296
      Proceeds from sale of subsidiary                                     --            2,902
      Other, net                                                       (3,036)          (2,601)
                                                                  -----------      -----------
Net cash flows provided by investing activities                        39,268           68,714
                                                                  -----------      -----------

Cash flows from financing activities:
      Dividends paid to shareholders                                   (5,782)          (6,086)
      Proceeds from exercise of stock options                           4,894            2,377
      Purchase of treasury stock                                      (19,693)         (16,323)
      Net repayments of notes receivable from officers                    348               --
                                                                  -----------      -----------
Net cash flows used in financing activities                           (20,233)         (20,032)
                                                                  -----------      -----------

Net increase (decrease) in cash                                        12,794          (24,553)
Cash - beginning of period                                              2,562           32,148
                                                                  -----------      -----------
Cash - end of period                                              $    15,356      $     7,595
                                                                  ===========      ===========


Supplementary cash flow information:
      Income taxes paid (refunded)                                $     9,852      $      (616)
      Interest paid                                               $     7,443      $    11,150


        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                                    Three Months Ended           Nine Months Ended
                                                                        September 30,              September 30,
(dollar amounts in thousands)                                       1999          1998          1999          1998
---------------------------------------------------------------------------------------------------------------------

Net income                                                        $  6,512      $ 10,552      $ 18,967      $ 31,997
                                                                  --------      --------      --------      --------

Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on securities:
           Holding gains (losses) arising during the period         (9,582)       22,363       (61,010)       38,761
           Less:  reclassification adjustment for (gains)
                losses included in net income (net of tax
                expense (benefit):  $(1,149) and $1,435 for
                three months ended September 30, 1999
                and 1998; $(1,456) and $5,377 for nine months
                ended September 30, 1999 and 1998)                   2,134        (2,651)        2,705       (11,558)
                                                                  --------      --------      --------      --------

Other comprehensive income (loss)                                   (7,448)       19,712       (58,305)       27,203
                                                                  --------      --------      --------      --------

Comprehensive income (loss)                                       $   (936)     $ 30,264      $(39,338)     $ 59,200
                                                                  ========      ========      ========      ========


        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation

                 Notes to the Consolidated Financial Statements


1.   BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its wholly and majority owned subsidiaries (collectively referred to as "PMA Capital" or the "Company"). PMA Capital is an insurance holding company that operates three specialty risk management businesses, which are more fully described below.

Reinsurance -- PMA Capital's reinsurance operations ("PMA Re") consist mainly of PMA Reinsurance Corporation, a Pennsylvania domiciled insurance company, which emphasizes risk-exposed, excess of loss reinsurance and operates in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

Workers' Compensation and Primary Standard Insurance -- PMA Capital's property and casualty insurance subsidiaries ("The PMA Insurance Group") include
Pennsylvania domiciled insurance companies as well as certain foreign subsidiaries. The PMA Insurance Group primarily writes managed care workers' compensation, integrated disability and to a lesser extent, other standard lines of commercial insurance, primarily in the Mid-Atlantic and Southern regions of the U.S.

Specialty Property and Casualty -- In January 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One writes business through surplus lines brokers on a national basis. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is authorized as a surplus lines carrier in 40 states, the District of Columbia and Puerto Rico, with applications pending in four other states.


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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The components of net premiums earned and losses and loss adjustment expenses ("LAE") are as follows:

                                         Three Months Ended                   Nine Months Ended
                                           September 30,                          September 30,
(dollar amounts in thousands)        1999                1998               1999                 1998
---------------------------------------------------------------------------------------------------------
Earned Premiums:
      Direct .........            $  81,135           $  68,107           $ 235,262           $ 211,127
      Assumed ........              100,308              67,319             252,832             195,383
      Ceded ..........              (53,024)            (21,409)           (121,212)            (70,917)
                                  ---------           ---------           ---------           ---------
      Net ............            $ 128,419           $ 114,017           $ 366,882           $ 335,593
                                  =========           =========           =========           =========
Losses and LAE:
      Direct .........            $  62,613           $  61,672           $ 187,642           $ 188,490
      Assumed ........               62,110              45,038             158,291             124,560
      Ceded ..........              (33,232)            (23,237)            (77,797)            (56,820)
                                  ---------           ---------           ---------           ---------
      Net ............            $  91,491           $  83,473           $ 268,136           $ 256,230
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

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at September 30, 1999 (see Note 2-B regarding SOP 97-3).

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


5.   EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                           1999              1998              1999             1998
----------------------------------------------------------------------------------------------------------
Denominator:
Basic shares - weighted average
      common and Class A common
      shares outstanding .............  22,898,574        23,573,472        23,098,368        23,704,376
Effect of dilutive stock options .....     809,659         1,043,105           820,388           945,028
                                        ----------        ----------        ----------        ----------
Total diluted shares .................  23,708,233        24,616,577        23,918,756        24,649,404
                                        ==========        ==========        ==========        ==========

6.   BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
(dollar amounts in thousands)                          1999             1998              1999              1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
PMA Re                                              $  83,900         $  70,118         $ 233,867         $ 198,256
The PMA Insurance Group
      Excluding Run-off Operations                     65,254            72,761           203,229           223,807
      Run-off Operations                                1,110             1,477             3,333            12,780
                                                    ---------         ---------         ---------         ---------
      Total                                            66,364            74,238           206,562           236,587
Caliber One                                             8,556               801            16,095             1,706
Corporate and Other                                       497               215             1,285               689
Net realized investment gains (losses)                 (3,283)            4,099            (4,161)           15,362
                                                    ---------         ---------         ---------         ---------
Total revenues                                      $ 156,034         $ 149,471         $ 453,648         $ 452,600
                                                    =========         =========         =========         =========

Components of pre-tax operating
income(1) and net income:
PMA Re                                              $  14,674         $  11,930         $  37,790         $  34,882
The PMA Insurance Group:
      Excluding Run-off Operations                      4,045             3,389            13,719             8,343
      Run-off Operations                                  174              (387)             (320)               41
                                                    ---------         ---------         ---------         ---------
      Total                                             4,219             3,002            13,399             8,384
Caliber One                                               462              (247)             (839)           (1,317)
Corporate and Other                                    (5,703)           (6,200)          (16,292)          (19,211)
                                                    ---------         ---------         ---------         ---------
Pre-tax operating income                               13,652             8,485            34,058            22,738
Net realized investment gains (losses)                 (3,283)            4,099            (4,161)           15,362
                                                    ---------         ---------         ---------         ---------
Income before income taxes and
      cumulative effect of accounting change           10,369            12,584            29,897            38,100
Income tax expense                                      3,857             2,032             8,171             6,103
                                                    ---------         ---------         ---------         ---------
Income before cumulative effect of
      accounting change                                 6,512            10,552            21,726            31,997
Cumulative effect of accounting change,
      net of tax                                           --                --            (2,759)               --
                                                    ---------         ---------         ---------         ---------
Net income                                          $   6,512         $  10,552         $  18,967         $  31,997
                                                    =========         =========         =========         =========

(1) The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments.

7.   DISPOSITIONS

Effective July 1, 1998, the Company sold PMA Insurance, Cayman Ltd. ("PMA Cayman"), one of the entities included in The PMA Insurance Group's Run-off Operations, which reinsured claims for certain policies written by other members of The PMA Insurance Group, to a third party for a purchase price of $1.8 million and recorded an after-tax loss of $1.6 million. This transaction included the transfer of $231.5 million in cash and invested assets to the buyer. At September 30, 1999, the Company had recorded $240.8 million in reinsurance receivables related to this transaction, all of which are secured by assets in trust or by letters of credit. If the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves have been established, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital's financial condition as of September 30, 1999, compared with December 31, 1998, and its results of operations for the three and nine months ended September 30, 1999, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1998 Annual Report to Shareholders (pages 28 through 49), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

     CONSOLIDATED RESULTS OF OPERATIONS

The table below presents the major components of revenues, pre-tax operating income and net income:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
(dollar amounts in thousands)                          1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------
Operating revenues:
Net premiums written                                $ 124,970         $ 120,653         $ 395,418         $ 369,134
                                                    =========         =========         =========         =========

Net premiums earned                                 $ 128,419         $ 114,017         $ 366,882         $ 335,593
Net investment income                                  28,029            28,410            82,099            92,260
Other revenues                                          2,869             2,945             8,828             9,385
                                                    ---------         ---------         ---------         ---------
      Total operating revenues                      $ 159,317         $ 145,372         $ 457,809         $ 437,238
                                                    =========         =========         =========         =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                              $  14,674         $  11,930         $  37,790         $  34,882
The PMA Insurance Group:
      Excluding Run-off Operations                      4,045             3,389            13,719             8,343
      Run-off Operations                                  174              (387)             (320)               41
                                                    ---------         ---------         ---------         ---------
      Total                                             4,219             3,002            13,399             8,384
Caliber One                                               462              (247)             (839)           (1,317)
Corporate and Other                                    (5,703)           (6,200)          (16,292)          (19,211)
                                                    ---------         ---------         ---------         ---------
Pre-tax operating income                               13,652             8,485            34,058            22,738
Net realized investment gains (losses)                 (3,283)            4,099            (4,161)           15,362
                                                    ---------         ---------         ---------         ---------
Income before income taxes and
      cumulative effect of accounting change           10,369            12,584            29,897            38,100
Income tax expense                                      3,857             2,032             8,171             6,103
                                                    ---------         ---------         ---------         ---------
Income before cumulative effect of
      accounting change                                 6,512            10,552            21,726            31,997
Cumulative effect of accounting change,
      net of tax                                           --                --            (2,759)               --
                                                    ---------         ---------         ---------         ---------
Net income                                          $   6,512         $  10,552         $  18,967         $  31,997
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

Pre-tax operating income for the three and nine months ended September 30, 1999 was $13.7 million and $34.1 million, respectively, compared to pre-tax operating income of $8.5 million and $22.7 million for the same periods in 1998. After-tax operating income was $8.6 million and $24.4 million for the three and nine months ended September 30, 1999, respectively, compared to after-tax operating income of $7.9 million and $22.0 million for the same periods in 1998. These increases were primarily due to improved underwriting results attributable to The PMA Insurance Group and PMA Re and lower interest expense, with after-tax operating income being partially offset by a higher effective tax rate in 1999.

The Company currently expects operating income to continue to improve in 1999 reflecting higher operating income from The PMA Insurance Group and PMA Re. This expectation may differ materially from actual results because of the risk factors noted in the "Cautionary Statements" on page 23.

Net income was $6.5 million and $19.0 million for the three and nine months ended September 30, 1999, respectively, compared to net income of $10.6 million and $32.0 million for the three and nine months ended September 30, 1998, respectively. Net income for the nine months ended September 30, 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for
Insurance-Related Assessments." See "Recent Accounting Pronouncements" for additional information.

Net income also includes gains and losses on the sale of investments. The timing and recognition of such gains and losses are unpredictable and are not indicative of future operating performance. After-tax net realized investment losses were $2.1 million and $2.7 million for the three and nine months ended September 30, 1999, compared to after-tax net realized investment gains of $2.7 million and $10.0 million for the comparable 1998 periods. The realized losses for 1999 reflect sales of investments in order to invest in yield enhancing investment opportunities in an interest rate environment when rates were rising in contrast to the realized gains in 1998 which reflect sales of investments during a period when interest rates were declining. Also, net realized investment gains for the nine months ended September 30, 1998 include a $2.4 million pre-tax loss related to the sale of PMA Insurance, Cayman Ltd. ("PMA Cayman"). See Note 7 to the Company's Consolidated Financial Statements for additional information.

PMA RE

Summarized financial results of PMA Re are as follows:

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
(dollar amounts in thousands)                        1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------
Net premiums written                               $ 45,963         $ 54,687         $182,628         $172,595
                                                   ========         ========         ========         ========

Net premiums earned                                $ 68,941         $ 56,386         $191,289         $157,353
Net investment income                                14,959           13,732           42,578           40,903
                                                   --------         --------         --------         --------
Operating revenues                                   83,900           70,118          233,867          198,256
                                                   --------         --------         --------         --------

Losses and loss adjustment expenses ("LAE")          48,456           37,633          135,699          107,311
Acquisition and operating expenses                   20,770           20,555           60,378           56,063
                                                   --------         --------         --------         --------
Total losses and expenses                            69,226           58,188          196,077          163,374
                                                   --------         --------         --------         --------

Pre-tax operating income                           $ 14,674         $ 11,930         $ 37,790         $ 34,882
                                                   ========         ========         ========         ========

GAAP loss and LAE ratio                                70.3%            66.7%            70.9%            68.2%
GAAP combined ratio                                   100.4%           103.2%           102.5%           103.8%
----------------------------------------------------------------------------------------------------------------

PMA Re's pre-tax operating income was $14.7 million and $37.8 million for the three and nine months ended September 30, 1999, compared to $11.9 million and $34.9 million for the same periods in 1998. The increase in operating results for the third quarter and first nine months of 1999 reflect an improvement in the combined ratio and higher net investment income.

Premiums

The following table indicates PMA Re's gross and net premiums written by major category of business:

                                   Three Months Ended              Nine Months Ended
                                      September 30,                  September 30,
(dollar amounts in thousands)    1999            1998           1999             1998
-----------------------------------------------------------------------------------------
Gross premiums written:
      Casualty lines           $ 57,093        $ 49,857        $180,055        $152,465
      Property lines             13,514          17,066          59,647          58,379
      Other lines                   879             308           1,491             809
                               --------        --------        --------        --------
Total                          $ 71,486        $ 67,231        $241,193        $211,653
                               ========        ========        ========        ========

Net premiums written:
      Casualty lines           $ 39,266        $ 40,922        $137,228        $124,457
      Property lines              5,871          13,516          43,980          47,365
      Other lines                   826             249           1,420             773
                               --------        --------        --------        --------
Total                          $ 45,963        $ 54,687        $182,628        $172,595
                               ========        ========        ========        ========
-----------------------------------------------------------------------------------------

Net premiums written decreased $8.7 million, or 16.0%, and increased $10.0 million, or 5.8%, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in net premiums written for the three months ended September 30, 1999, reflects higher ceded premiums, the cancellation of a finite treaty and the effects of the highly competitive conditions in the U.S. reinsurance market, which more than offset growth from expanded product offerings. The increase in net premiums written for the nine months ended September 30, 1999, primarily reflects the successful expansion of finite and financial product offerings, expansion of relationships with PMA Re's existing clients, and contracts with new clients. Partially offsetting this increase was the effect of highly competitive conditions in the U.S. reinsurance market, which has caused PMA Re to non-renew certain accounts largely due to inadequate rates and/or other underwriting issues.

Net premiums earned increased $12.6 million, or 22.3%, and $33.9 million, or 21.6%, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the terms of the contracts. PMA Re's earned premiums for the third quarter and first nine months of 1999 include approximately $26 million related to a revision of the methodology used in estimating unearned premiums on in-force contracts.

Losses and Expenses

The following table reflects the components of PMA Re's GAAP combined ratios:

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                          1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------
Loss and LAE ratio                                         70.3%         66.7%         70.9%         68.2%
                                                        -------       -------       -------       -------
Expense ratio:
      Amortization of deferred acquisition costs           25.1%         30.6%         26.3%         29.2%
      Operating expenses                                    5.0%          5.9%          5.3%          6.4%
                                                        -------       -------       -------       -------
Total expense ratio                                        30.1%         36.5%         31.6%         35.6%
                                                        -------       -------       -------       -------
GAAP combined ratio                                       100.4%        103.2%        102.5%        103.8%
                                                        =======       =======       =======       =======
----------------------------------------------------------------------------------------------------------

PMA Re's loss and LAE ratio increased 3.6 points and 2.7 points for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. These increases primarily relate to a change in PMA Re's business mix, with finite and financial products representing an increasing percentage of earned premiums. Such products typically carry a higher loss and LAE ratio and a lower acquisition expense ratio than traditional reinsurance products.

The acquisition expense ratio decreased 5.5 points and 2.9 points for the three and nine months ended September 30, 1999, respectively, compared to the same periods last year. These decreases are primarily attributable to the change in business mix as described above as well as lower acquisition expenses on traditional business in 1999. In addition, PMA Re made changes to its retrocessional program in 1999, resulting in higher ceding commissions, which reduces the acquisition expense ratio.

The operating expense ratio decreased 0.9 points and 1.1 points for the three and nine months ended September 30, 1999, respectively, compared to the same periods last year, reflecting essentially flat operating expenses and growth in earned premium.

Net Investment Income

Net investment income was $15.0 million and $42.6 million for the three and nine months ended September 30, 1999, compared to $13.7 million and $40.9 million for the same periods in 1998. These increases primarily reflect an increase in investment yield and, to a lesser extent, higher average invested assets.

THE PMA INSURANCE GROUP

Summarized financial results of The PMA Insurance Group are as follows:

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
(dollar amounts in thousands)                1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------
Net premiums written                       $ 63,289         $ 64,504         $182,472         $194,331
                                           ========         ========         ========         ========

Net premiums earned                        $ 51,691         $ 57,389         $161,416         $177,978
Net investment income
      Excluding Run-off Operations           11,329           13,140           34,839           38,426
      Run-off Operations(1)                   1,110            1,477            3,333           12,780
                                           --------         --------         --------         --------
      Total                                  12,439           14,617           38,172           51,206
Other revenues                                2,234            2,232            6,974            7,403
                                           --------         --------         --------         --------
Operating revenues                           66,364           74,238          206,562          236,587

Losses and LAE:
      Excluding Run-off Operations           36,297           44,326          118,425          138,010
      Run-off Operations(1)                     710            1,241            2,669           10,642
                                           --------         --------         --------         --------
           Total                             37,007           45,567          121,094          148,652
Acquisition and operating expenses:
      Excluding Run-off Operations           19,130           19,539           55,977           63,817
      Run-off Operations(1)                     226              623              984            2,097
                                           --------         --------         --------         --------
           Total                             19,356           20,162           56,961           65,914
Dividends to policyholders                    5,782            5,507           15,108           13,637
                                           --------         --------         --------         --------
Total losses and expenses                    62,145           71,236          193,163          228,203
                                           --------         --------         --------         --------
Pre-tax operating income                   $  4,219         $  3,002         $ 13,399         $  8,384
                                           ========         ========         ========         ========

GAAP loss and LAE ratio                        71.6%            79.4%            75.0%            83.5%
GAAP combined ratio(2)                        116.7%           120.4%           116.1%           124.4%
----------------------------------------------------------------------------------------------------------

(1) Run-off operations ("Run-off Operations") of The PMA Insurance Group were established and segregated from ongoing operations effective December 31, 1996 to reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.

(2) The combined ratio for the nine months ended September 30, 1999 excludes the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.

Operating Results

Pre-tax operating income for The PMA Insurance Group was $4.2 million and $13.4 million for the three and nine months ended September 30, 1999, compared to $3.0 million and $8.4 million for the same periods in 1998. The increases in operating income were primarily due to improved loss experience and lower operating expenses resulting from ongoing cost reduction initiatives. In addition, the improvement in operating income reflects a reduction in the level of net exposures underwritten due to disciplined and focused underwriting, as well as an increase in the use of reinsurance.

The PMA Insurance Group Excluding Run-off Operations

Premiums

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
(dollar amounts in thousdands)          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------
Workers' compensation:
      Direct premiums written        $  55,687         $  51,472         $ 161,783         $ 152,961
      Premiums assumed                     661             1,072             1,855             3,532
      Premiums ceded                    (7,095)           (3,436)          (23,923)           (8,991)
                                     ---------         ---------         ---------         ---------
      Net premiums written           $  49,253         $  49,108         $ 139,715         $ 147,502
                                     =========         =========         =========         =========

Commercial Lines:
      Direct premiums written        $  22,049         $  23,254         $  66,503         $  74,617
      Premiums assumed                     249               340             1,277             1,728
      Premiums ceded                    (8,262)           (8,198)          (25,023)          (29,516)
                                     ---------         ---------         ---------         ---------
      Net premiums written           $  14,036         $  15,396         $  42,757         $  46,829
                                     =========         =========         =========         =========

Total:
      Direct premiums written        $  77,736         $  74,726         $ 228,286         $ 227,578
      Premiums assumed                     910             1,412             3,132             5,260
      Premiums ceded                   (15,357)          (11,634)          (48,946)          (38,507)
                                     ---------         ---------         ---------         ---------
      Net premiums written           $  63,289         $  64,504         $ 182,472         $ 194,331
                                     =========         =========         =========         =========
-------------------------------------------------------------------------------------------------------

Direct workers' compensation premiums written increased by $4.2 million and $8.8 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, due to an increase in the volume of risks underwritten. Manual rate reductions averaging approximately 2.3% in The PMA Insurance Group's principal marketing territories constrained the growth in direct premiums written. In addition, continued intense price competition and selected non-renewal of non-profitable accounts partially offset the increase in direct premiums written. Direct workers' compensation premiums written were also impacted by lower additional audit premiums of $1.5 million for the nine months ended September 30, 1999, compared to the same period in 1998.

Direct writings of commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines"), decreased by $1.2 million and $8.1 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998 primarily due to planned reductions in such lines as well as continued competitive conditions. Rather than lower prices to what it believes are unacceptable levels, The PMA Insurance Group has chosen not to renew some of its business in the Commercial Lines.

The increases in reinsurance premiums ceded of $3.7 million and $10.4 million for the three and nine months ended September 30, 1999, compared to the same periods in 1998 primarily reflect higher ceded workers' compensation premiums of $3.7 million and $14.9 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. In 1999, a new reinsurance treaty reduced the net retention level on workers' compensation exposures from $1.5 million to $150,000 per occurrence. Partially offsetting such increase for the nine months ended September 30, 1999, compared to the same period in 1998 was a decrease of $4.5 million in ceded premiums for Commercial Lines. The decrease in ceded Commercial Lines premiums is primarily due to the reduction in direct Commercial Lines business written and negotiated rate reductions for various treaties reinsuring certain Commercial Lines business.

Net premiums earned decreased $5.7 million and $16.6 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.



Losses and Expenses

The following table reflects the components of The PMA Insurance Group's combined ratios:

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                          1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------
Loss and LAE ratio                                         70.2%         77.2%         73.4%         77.5%
                                                        -------       -------       -------       -------
Expense ratio:
      Amortization of deferred acquisition costs           18.5%         13.5%         16.9%         17.3%
      Operating expenses(1)(2)                             15.0%         16.8%         14.2%         14.7%
                                                        -------       -------       -------       -------
      Total expense ratio                                  33.5%         30.3%         31.1%         32.0%

Policyholders' dividends                                   11.2%          9.6%          9.4%          7.7%
                                                        -------       -------       -------       -------

 GAAP combined ratio(1)(2)(3)(4)                          114.9%        117.1%        113.9%        117.2%
                                                        =======       =======       =======       =======
------------------------------------------------------------------------------------------------------------

(1) The expense ratio and the combined ratio for the nine months ended September 30, 1999 exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.
(2) The expense ratio and the combined ratio exclude $1.8 million and $5.8 million for the three and nine months ended September 30, 1999, respectively, and $2.2 million and $6.9 million for the three and nine months ended September 30, 1998, respectively, for expenses related to service revenues, which are not included in premiums earned.
(3) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus the sum of acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.
(4) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 116.7% and 116.1% for the three and nine months ended September 30, 1999, and 120.4% and 124.4% for the three and nine months ended September 30, 1998, respectively.

For the three and nine months ended September 30, 1999, the GAAP loss and LAE ratio improved by 7.0 points and 4.1 points, respectively, compared to the same periods in 1998. These improvements were primarily due to favorable prior accident year reserve development and improved loss and LAE ratios in workers' compensation during 1999, partially offset by a decline in the level of reserve discount.

The PMA Insurance Group had experienced $6.7 million and $9.2 million of favorable development of prior accident year reserves ("prior year development") for the three and nine months ended September 30, 1999, compared to $897,000 and $2.3 million of favorable prior year development for the same periods in 1998, which improved the overall loss and LAE ratio. The increases in favorable prior year development reflect better than expected loss experience from loss-sensitive and rent-a-captive workers' compensation business. Since most of the favorable development occurred during the third quarter of 1999, it had a substantially greater impact on the loss and LAE ratio for the quarter than the impact on the loss and LAE ratio for the nine months ended September 30, 1999. This favorable development has been substantially offset by policyholders' dividends for rent-a-captive business and premium adjustments for loss-sensitive business. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

In addition, the improvement in the workers' compensation current accident year loss and LAE ratio has favorably impacted the overall loss and LAE ratio for the three and nine months ended September 30, 1999, compared to the same periods in 1998.

These improvements reflect the application of stricter underwriting standards and a relatively lower risk profile of business written.

The loss and LAE ratio is negatively impacted by accretion of prior year discounted reserves and favorably impacted by setting up discount for current year reserves. The net of these is referred to as net discount accretion. Accretion of prior year discounted reserves exceeded the setting up of discount for the three and nine months ended September 30, 1999, whereas the setting up of discount exceeded the accretion of prior year discounted reserves for the same periods in 1998. This resulted in an increase in the loss and LAE ratio for the three and nine months ended September 30, 1999, compared to the same periods in 1998. This change in net discount accretion reflects a reduction in the amount of discount recorded on current year's reserves as a result of higher ceded loss reserves due to the new reinsurance treaty for workers' compensation.

The GAAP expense ratio increased by 3.2 points for the three months ended September 30, 1999, compared to the same period in 1998, due to an increase in the acquisition expense ratio of 5.0 points, partially offset by a decrease in the operating expense ratio of 1.8 points compared to the same period in 1998. The increase in the acquisition expense ratio is a result of an increase in taxes and assessments and other acquisition expenses, primarily due to increases in direct workers' compensation premium, paid losses and the guaranty fund rate in certain states during the third quarter of 1999, compared to the same period in 1998. The decrease in the operating expense ratio was due to continued cost cutting measures in the third quarter of 1999.

The GAAP expense ratio decreased by 0.9 points for the nine months ended September 30, 1999, compared to the same period in 1998, due to a decrease in the operating expense ratio of 0.5 points and a decrease in the acquisition expense ratio of 0.4 points compared to the same period in 1998. The decrease in the operating expense ratio was primarily due to continued cost cutting measures in 1999. The decrease in the acquisition expense ratio was primarily due to higher ceded commissions received as a result of the new reinsurance treaty in 1999 and a reduction in certain state assessments.

The policyholders' dividend ratio was 11.2% and 9.4% for the three and nine months ended September 30, 1999, respectively, compared to 9.6% and 7.7% for the same periods last year. These increases are primarily due to selling more business under dividend plans and improved loss experience, which resulted in higher dividend payouts to policyholders, including the policyholder dividends related to rent-a-captive customers.

     Net  Investment Income

Net investment income was $11.3 million and $34.8 million for the three and nine months ended September 30, 1999, compared to $13.1 million and $38.4 million for the same periods in 1998. The decrease primarily reflects a lower asset base, due to the paydown of loss reserves from prior accident years.

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

Net investment income for the Run-off Operations decreased by $367,000 and $9.4 million in the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in investment income was primarily due to the decrease in invested assets resulting from the sale, and to a lesser extent, from the paydown of losses by the remaining run-off entities.

The sale of PMA Cayman also resulted in a reduction in losses and LAE, acquisition expenses and operating expenses of the Run-off Operations for the three and nine months ended September 30, 1999, compared to the same periods in 1998.

CALIBER ONE

Summarized financial results of Caliber One are as follows:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                            1999            1998             1999             1998
------------------------------------------------------------------------------------------------------
Net premiums written                      $ 15,828        $  1,660         $ 30,681         $  2,577
                                          ========        ========         ========         ========

Net premiums earned                       $  7,897        $    440         $ 14,540         $    631
Net investment income                          659             361            1,555            1,075
                                          --------        --------         --------         --------
Operating revenues                           8,556             801           16,095            1,706
                                          --------        --------         --------         --------

Losses and LAE incurred                      6,028             352           11,343              505
Acquisition and operating expenses           2,066             696            5,591            2,518
                                          --------        --------         --------         --------
Total losses and expenses                    8,094           1,048           16,934            3,023
                                          --------        --------         --------         --------

Pre-tax operating income (loss)           $    462        $   (247)        $   (839)        $ (1,317)
                                          ========        ========         ========         ========
------------------------------------------------------------------------------------------------------

Caliber One recorded pre-tax operating income of $462,000 for the three months ended September 30, 1999, compared to a pre-tax operating loss of $247,000 for the three months ended September 30, 1998, reflecting the establishment of a solid premium base and stabilization of its expenses relative to that premium base. Caliber One recorded pre-tax operating losses of $839,000 and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively.

The growth in net premiums written and earned for the three and nine months ended September 30, 1999, compared to the same periods in 1998, reflects Caliber One's rising market acceptance and expanded distribution network combined with increased staffing levels.

CORPORATE AND OTHER

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, and taxes, as well as the results of certain of the Company's real estate properties. For the three and nine months ended September 30, 1999, Corporate and Other recorded pre-tax operating losses of $5.7 million and $16.3 million, respectively, compared to pre-tax operating losses of $6.2 million and $19.2 million for the same periods in 1998. The decrease in the operating loss is primarily due to lower interest expense of $700,000 and $2.1 million for the third quarter and first nine months of 1999, respectively, reflecting a $40.0 million paydown in outstanding debt in the fourth quarter of 1998.

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

At September 30, 1999 and December 31, 1998, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility is December 31, 2002, and the Credit Facility matures in an installment of $38.0 million in 2000 and installments of $62.5 million in 2001 and 2002.

In addition to the Credit Facility, the Company maintains a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company's insurance subsidiaries. As of September 30, 1999, the Company had $44.7 million outstanding in letters of credit under the Letter of Credit Facility, compared with $46.9 million as of December 31, 1998.

The Company paid interest of $1.4 million and $7.4 million on both credit facilities for the three and nine months ended September 30, 1999, respectively, compared to $3.7 million and $11.2 million for the same periods in 1998.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania and Delaware (the laws are substantially similar). Under Pennsylvania laws and regulations, without prior approval of the Pennsylvania Insurance Commissioner (the "Commissioner"), dividends may not be paid in excess of the greater of (i) 10% of policyholders' surplus as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed unassigned funds. Under this standard, the Pooled Companies and PMA Reinsurance Corporation can pay an aggregate of $51.8 million of dividends without the prior approval of the Commissioner during 1999. Caliber One Indemnity Company, a Delaware-domiciled company, is directly owned by PMA Reinsurance Corporation and, as such, its dividends may not be paid directly to PMA Capital. As stated above, Delaware's insurance laws as they apply to restricting the payment of dividends are substantially similar to Pennsylvania's insurance laws. Under Delaware insurance laws, Caliber One Indemnity Company can pay $2.5 million in dividends during 1999. Dividends received from subsidiaries were $8.0 million and $26.8 million for the three and nine months ended September 30, 1999, respectively, compared to $8.0 million and $18.0 million for the comparable 1998 periods.

Net tax payments received from subsidiaries were $7.4 million and $19.1 million for the three and nine months ended September 30, 1999, respectively, compared to $7.5 million and $22.3 million for the same periods in 1998.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility and the Letter of Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $15.6 million in 1999. The Company paid dividends to shareholders of $1.9 million and $5.8 million for the three and nine months ended September 30, 1999, respectively, compared to $2.0 million and $6.1 million for the three and nine months ended September 30, 1998, respectively.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $4.1 million for the nine months ended September 30, 1999. No cash capital contributions were made to subsidiaries during the three months ended September 30, 1999 or during 1998.

In February 1998, the Company's Board of Directors authorized a plan to repurchase shares of common stock and Class A common stock in an amount not to exceed $25.0 million. In February 1999, an additional $20.0 million of share repurchase authority was approved by the Company's Board of Directors. During the first nine months of 1999, the Company repurchased 999,000 shares at a total cost of $19.7 million (average per share price was $19.71). Since the inception of its share repurchase program in February 1998, PMA Capital has repurchased a total of 2.0 million shares at a total cost of $38.5 million (average per share price was $19.32). On November 3, 1999, the Company's Board of Directors approved an additional $30.0 million of share repurchase authority, which brings PMA Capital's remaining share repurchase authorization to $36.5 million. Decisions regarding share repurchases are subject to the costs and benefits associated with alternative uses of capital and prevailing market conditions.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

Capital Resources

The Company's total assets decreased to $3,295.4 million at September 30, 1999, compared to $3,460.7 million at December 31, 1998. Total investments decreased $273.9 million to $2,051.5 million at September 30, 1999. The decrease in investments is primarily attributable to declines in market value due to rising interest rates as well as a decrease of $136.1 million in securities on loan under the Company's securities lending program.

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

With the assistance of outside consulting groups, the Company began evaluating and reprogramming its IT systems to address the Year 2000 Issue in late 1995.
The Company's Year 2000 systems' program consists of four phases: (i) identifying systems requiring remediation; (ii) assessing the requirements to remediate those systems; (iii) remediating those systems to make them Year 2000 ready by either modifying or replacing them; and (iv) testing the systems for Year 2000 readiness, including, where applicable, that they properly interface with third parties. The Company has completed the identification and assessment phases with respect to its IT systems that are critical to maintaining operations or the failure of which would result in significant costs or
disruption  of  operations   ("mission  critical  systems").   The  Company  has
remediated and tested all of its mission critical systems. In addition, the Company will continue testing its mission critical systems under varying testing scenarios throughout the remainder of 1999.

The Company has identified all of its non-IT systems that may require Year 2000 remediation, including office equipment and physical facilities, which contain microprocessors or other embedded technology over which it has control. Substantially all of these non-IT systems are believed to be Year 2000 ready to the extent reasonably necessary to conduct the Company's day-to-day operations. Because the Company is not materially dependent upon non-IT systems, the effect of a failure of these systems is not expected to be material to the Company's financial condition or results of operations. The cost of the Company's Year 2000 readiness work through September 30, 1999 has been approximately $5.4 million. No material costs were incurred in the third quarter of 1999. The Company does not expect to incur material costs through the rest of 1999 in connection with the Year 2000 Issue.

The Company also is continuing to evaluate its relationships with certain third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 ready, such as banks, brokers, reinsurers, third party service providers, software and other service vendors, and agents and other intermediaries. As of October 31, 1999, the responses received from such third parties to inquiries made by the Company indicate that these third parties either are or expect to be Year 2000 ready by December 31, 1999.

Even assuming that all material third parties provide a timely representation concerning their Year 2000 readiness, it is not possible to state with certainty that such representations will turn out to have been accurate, or that the operations of such third parties will not be materially impacted in turn by other parties with whom they themselves have a material relationship, and who fail to timely become Year 2000 ready. Consequently, the effect, if any, on the Company's results of operations from the failure of such third parties to be Year 2000 ready is not reasonably estimable. However, the failure of one or more third parties with whom the Company has a material relationship to be Year 2000 ready could cause significant disruptions in the Company's ability to pay claims, receive and deposit funds and make investments, which could have a material adverse effect on the Company's financial condition and results of operations. The Company's contingency plans in the event of failure of such third parties to be Year 2000 ready include replacing the third party, performing directly the services performed by the third party such as direct billing of any customers whose agent's or broker's accounts current system fails, and maintaining liquidity under the Company's Credit Facility.

Although the Company believes that Year 2000 Issues related to its hardware and internal software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its other business operations, it has analyzed the operational problems that the Company believes would be reasonably likely to result from the failure by the Company and certain third parties to successfully complete efforts necessary to achieve Year 2000 readiness on a timely basis. Based on this analysis, the Company has developed contingency plans to provide for the resumption of its computer systems and its other business operations in the event such Year 2000 problems occur. The contingency plans include reallocation of existing resources and employees, use of alternate processes and procedures, such as manual workarounds, and use of outside service providers to supplement internal resources. The Company intends throughout the remainder of 1999 to review and refine such plans on an ongoing basis, as needed, when new information becomes available or circumstances materially change.

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

In addition to the costs and risks associated with internal systems and third parties, the Company may have underwriting exposure related to the Year 2000 Issue. Businesses materially damaged as a result of the Year 2000 Issue may attempt to recoup their losses by claiming coverage under various types of insurance policies underwritten by the Company and by ceding companies to whom the Company provides reinsurance. The Company is attempting, whenever possible, to avoid or otherwise limit its potential Year 2000 exposure through its underwriting process. In the event that claims for Year 2000 Issues are asserted against the Company, it is not possible to predict whether or to what extent coverage could ultimately be found to exist by courts in various jurisdictions, or, if found, the effect thereof on the Company. In addition, even if such coverage were found not to exist, which cannot be predicted, the costs of litigation could be material. In the absence of any claims experience at this time, such losses and costs are not currently reasonably estimable.

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

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1999:

     During the quarterly period ended September 30, 1999, the Company filed the following Report on Form 8-K:

     - dated August 4, 1999, Item 5 - containing a news release regarding its second quarter 1999 results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PMA CAPITAL CORPORATION


Date:    11/12/99                     By:  /s/ Francis W. McDonnell
         --------                          ------------------------------
                                           Francis W. McDonnell,
                                           Senior Vice  President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                  Exhibit Index


Exhibit No.  Description of Exhibit                             Method of Filing
-----------  ----------------------                             ----------------

(10)         Amendment No. 4, dated as of September 27,          Filed herewith
             1999, to First Amended and Restated Letter of
             Credit Agreement, dated March 14, 1997

(12)         Computation of Ratio of Earnings to Fixed
             Charges                                             Filed herewith

(27)         Financial Data Schedule                             Filed herewith
                                                                 (EDGAR version
                                                                  only)