Form 10-Q/A
period 1999-06-30
PMA CAPITAL CORP
filed 2000-02-28
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
(MARK ONE)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-22761

                             PMA Capital Corporation
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              23-2217932
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)

      Mellon Bank Center, Suite 2800
           1735 Market Street
        Philadelphia, Pennsylvania                      19103-7590
 (Address of principal executive offices)               (Zip Code)

                                 (215) 665-5046
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999.

The undersigned registrant hereby amends ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 for the sole purpose of filing Exhibits 10.6, 10.7, 10.8 and 10.9.

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

The Exhibits are listed in the Index to Exhibits.


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


                                          PMA CAPITAL CORPORATION



Date:    2/28/00                          By: /s/ Francis W. McDonnell
                                          --------------------------------------
                                          Francis W. McDonnell,
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index


Exhibit No.       Description of Exhibit                                      Method of Filing
-----------       ----------------------                                      ----------------
(10)              Material Contracts
                  Exhibits 10.6 to 10.9 are compensatory arrangements.

      10.6        Amended and Restated Employment  Agreement,  dated          Filed herewith
                  May 1, 1999,  between PMA Capital  Corporation and
                  Frederick W. Anton III


      10.7        Amended  and   Restated   Split-Dollar   Insurance          Filed herewith
                  Agreement,  dated May 12, 2000,  among PMA Capital
                  Corporation,    Frederick   W.   Anton   III   and
                  Irrevocable  Deed of Trust of  Frederick  W. Anton
                  III

      10.8        Split-Dollar  Insurance  Agreement,  dated May 12,          Filed herewith
                  2000, among PMA Capital Corporation,  Frederick W.
                  Anton  III  and  Irrevocable   Deed  of  Trust  of
                  Frederick W. Anton III

      10.9        Split-Dollar  Insurance  Agreement,  dated May 12,          Filed herewith
                  2000, among PMA Capital Corporation,  Frederick W.
                  Anton  III  and  Irrevocable   Deed  of  Trust  of
                  Frederick W. Anton III

