Form 10-K
period 1999-12-31
PMA CAPITAL CORP
filed 2000-03-29
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2000, was $230,352,954.

There were 12,425,268 shares outstanding of the registrant's Common Stock, $5 par value per share, and 9,846,499 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on February 29, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Parts I, II and IV of this Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 1999, as indicated herein.
(2) Part III of this Form 10-K incorporates by reference portions of the registrant's proxy statement dated March 23, 2000 for the 2000 Annual Meeting of Shareholders.

                                      INDEX
---------------------------------------------------------------------------------------------
PART I                                                                                   Page

Item 1.   Business......................................................................   1
            Company Overview............................................................   1
            PMA Re......................................................................   3
            The PMA Insurance Group.....................................................   7
            Caliber One.................................................................  13
            Reinsurance and Retrocessional Protection...................................  14
            Loss Reserves...............................................................  15
            Investments.................................................................  20
            Competition.................................................................  21
            Regulatory Matters..........................................................  22
            Employees...................................................................  25
            Glossary of Selected Insurance Terms........................................  26
Item 2.   Properties....................................................................  30
Item 3.   Legal Proceedings.............................................................  30
Item 4.   Submission of Matters to a Vote of Security Holders...........................  30
          Executive Officers of the Registrant..........................................  30

PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder Matters.....  31
Item 6.   Selected Financial Data.......................................................  31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................  31
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.....................  32
Item 8.   Financial Statements and Supplementary Data...................................  32
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................................  32

PART III

Item 10.  Directors and Executive Officers of the Registrant............................  32
Item 11.  Executive Compensation........................................................  32
Item 12.  Security Ownership of Certain Beneficial Owners and Management................  32
Item 13.  Certain Relationships and Related Transactions................................  32

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............  33

Signatures..............................................................................  34
Index to Financial Statement Schedules.................................................. FS-1
Index to Exhibits....................................................................... E-1

                                     PART I

The Business Section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the "Cautionary Statements" on page 43 of the Company's Management's Discussion and Analysis ("MD&A") section of its 1999 Annual Report to Shareholders ("Annual Report") that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

Item 1.  Business

                                COMPANY OVERVIEW

PMA Capital Corporation (the "Company" or "PMA Capital"), headquartered in Philadelphia, Pennsylvania, is an insurance holding company with total assets of approximately $3.2 billion and shareholders' equity of $429.1 million at December 31, 1999. The Company was organized under the laws of the Commonwealth of Pennsylvania as Pennsylvania Manufacturers Corporation in 1982, and changed its name to PMA Capital Corporation in 1998. The Company's operating subsidiaries conduct business in the property and casualty insurance industry.

The Company has three operating segments: (i) PMA Re, which provides property and casualty reinsurance products and services; (ii) The PMA Insurance Group, which writes workers' compensation, integrated disability and, to a lesser extent, other standard lines of commercial property and casualty insurance; and
(iii) Caliber One, which writes specialty insurance focusing on excess and surplus lines. In addition, the Company's Corporate and Other segment includes unallocated investment income and expenses, including debt service, as well as the results of certain of the Company's real estate properties.

Financial information in the tables that follow is presented in conformity with generally accepted accounting principles ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to prior periods' financial information to conform to the 1999 presentation. Revenues, pre-tax operating income and assets attributable to each of the Company's operating segments and its Corporate and Other segment for the last three years are set forth in Note 16 to the Company's consolidated financial statements for the year ended December 31, 1999 ("Financial Statements") included in its Annual Report.

The Company's net premiums written by operating segment were as follows:

                                           (dollar amounts in thousands)

                                                                                              1999 as
                                                  1999            1998            1997      % of total
                                                  ----            ----            ----      ----------
PMA Re                                         $ 278,998       $ 234,010       $ 177,934           49%
The PMA Insurance Group:
      Excluding Run-off Operations               233,713         244,237         254,970           42%
      Run-off Operations                               -          (9,400)        (51,622)            -
                                          -------------------------------------------------------------
      Total                                      233,713         234,837         203,348           42%
                                          -------------------------------------------------------------
Caliber One                                       51,237           6,436               -            9%
Corporate and Other                                 (438)           (522)              -            -
                                          -------------------------------------------------------------
Total                                          $ 563,510       $ 474,761       $ 381,282          100%
                                          =============================================================

Property and casualty insurance and reinsurance companies provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses and loss adjustment expenses ("LAE"), commissions to agents or brokers, premium taxes, other operating expenses and policyholders' dividends, then underwriting profits are realized. When earned premiums do not exceed the sum of these items, the result is an underwriting loss. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, the Company invests the available premiums. Underwriting results do not reflect investment income from these funds, investment gains and losses, results of non-insurance business or federal income taxes. These items, when added to underwriting profits or losses, produce net income or loss. For information concerning investment income, see pages 40 and 41 of the MD&A in the Annual Report.

The "combined ratio" is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders' dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit.

The combined ratios of the Company's operating segments were as follows:

                                               1999        1998         1997
                                               ----        ----         ----
PMA Re                                         102.5%      103.7%       103.8%
The PMA Insurance Group:
        Excluding Run-off Operations           113.3%      116.4%       122.2%
        Including Run-off Operations           115.4%      122.6%       140.8%
Caliber One                                    109.6%          -            -

(1) The results of operations of Caliber One for 1998 and 1997 are not material to the underwriting ratios of the Company; accordingly, the ratios for Caliber One are not presented for those years.

                                     PMA Re

                                   Background

PMA Re writes a broad range of property and casualty reinsurance products within the broker market, with an emphasis on risk-exposed casualty excess of loss reinsurance. PMA Re competes on the basis of its ability to offer specialized products to its clients, its long-term relationships with brokers and insurance companies, and its prompt and responsive service. According to data provided by the Reinsurance Association of America (the "RAA"), as of December 31, 1999, PMA Reinsurance Corporation was the 17th largest broker market reinsurer in the United States in terms of statutory capital and surplus and 13th largest in terms of net premiums written.

In the broker reinsurance market, the products (reinsurance coverages) are distributed to the ultimate customer (ceding companies) through reinsurance intermediaries, known as brokers. In exchange for providing such distribution services, the brokers are paid commissions, known as brokerage, which are typically based upon a percentage of the premiums ceded under a particular contract. The broker reinsurance market differs from the direct reinsurance market in that direct reinsurers maintain their own sales forces and distribute their products directly to their ceding company clients.

                                    Products

Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance provides ceding companies with several benefits: reducing exposure on individual risks, protecting against catastrophic losses, and stabilizing underwriting results and maintaining acceptable capital ratios. PMA Re provides reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to cede and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re's total net premiums written in 1999, 99% were treaty, and 1% was facultative.

To better serve its brokers and ceding companies, PMA Re has established four distinct underwriting units, organized by class of business, which provide more specialized expertise in each area. The Traditional, Specialty, and Finite Risk and Financial Products units provide treaty reinsurance coverage. The fourth unit, Facultative, provides reinsurance on a facultative basis.

o Traditional-Treaty: This underwriting unit writes general property and casualty business and emphasizes risk-exposed programs where PMA Re can leverage its actuarial and underwriting expertise. Included in the client base for the Traditional unit are standard lines companies, some excess and surplus lines companies, and, to a lesser extent, non-traditional sources of business. The Traditional casualty portfolio includes umbrella, commercial automobile and workers' compensation. In addition, there are more excess of loss contracts than pro rata contracts.

o Specialty-Treaty: This unit's underwriters write business that falls outside the confines of traditional property and casualty risks. These risks include environmental impairment, directors and officers liability, and medical malpractice, as well as all other forms of professional liability. Doctors and lawyers constitute the two largest groups of insureds in the Specialty unit's portfolio.

o Finite Risk and Financial Products: This unit was introduced in late 1998 as an additional product line to provide PMA Re opportunity for growth. This underwriting unit is charged with providing PMA Re's clients with creative solutions to their complex financial and risk management needs. Many insurance companies have some form of finite protection as a permanent part of their reinsurance program. Examples of finite risk and financial risk products are aggregate stop loss covers, spread loss mechanisms, funded catastrophe coverages, financial quota shares and loss portfolio transfers. While those are the general categories, virtually every contract is individually structured, and PMA Re's approach to product design reflects the complicated nature of this line of business. Although most of the Finite Risk and Financial Products unit's business is related to domestic insurers, approximately 5% of the unit's premiums were generated from international business.

o Facultative: This unit writes property and casualty reinsurance on an individual risk basis, and on a program/semi-automatic basis. In addition to serving the facultative brokerage community, this unit strengthens PMA Re's reputation as a full service reinsurer. The facultative property book has grown as this unit leverages its capacity and emphasizes program/semi-automatic business. The facultative casualty focus is on general liability, umbrella and commercial automobile lines. Facultative's emphasis in commercial automobile continues to be on manufacturing, contracting and service fleets. This unit continues to underwrite a broad range of professional liability business, with an emphasis in directors and officers liability, and medical malpractice/hospital professional liability.

PMA Re's gross and net premiums written by business unit and major category of business are as follows:

                                                  (dollar amounts in thousands)

                                                   1999                          1998                          1997
                                                   ----                          ----                          ----
                                            Gross         Net             Gross         Net            Gross         Net
                                            -----         ---             -----         ---            -----         ---
Traditional - Treaty
   Casualty                                $ 106,756     $ 80,762        $ 115,483     $ 95,900       $ 110,723     $ 84,208
   Property                                   72,209       56,098           74,222       62,725          70,197       56,577
   Other                                       1,510        1,488            1,044        1,061             795          788
                                         ------------ ------------     ------------ ------------     ----------- ------------
Total Traditional                            180,475      138,348          190,749      159,686         181,715      141,573
                                         ------------ ------------     ------------ ------------     ----------- ------------

Specialty - Treaty
   Casualty                                   88,433       68,818           79,711       64,625          37,838       33,846
                                         ------------ ------------     ------------ ------------     ----------- ------------
Total Specialty                               88,433       68,818           79,711       64,625          37,838       33,846
                                         ------------ ------------     ------------ ------------     ----------- ------------

Finite Risk and Financial Products
   Casualty                                   49,881       49,154            7,300        6,971               -            -
   Property                                   19,854       19,486                -            -               -            -
   Other                                         254          249                -            -               -            -
                                         ------------ ------------     ------------ ------------     ----------- ------------
Total Finite Risk and Financial Products      69,989       68,889            7,300        6,971               -            -
                                         ------------ ------------     ------------ ------------     ----------- ------------

Facultative
   Casualty                                    1,590          380            3,823          956           3,339          835
   Property                                    3,120        2,563            2,753        1,772           2,429        1,680
                                         ------------ ------------     ------------ ------------     ----------- ------------
Total Facultative                              4,710        2,943            6,576        2,728           5,768        2,515
                                         ------------ ------------     ------------ ------------     ----------- ------------

Total Casualty                               246,660      199,114          206,317      168,452         151,900      118,889
Total Property                                95,183       78,147           76,975       64,497          72,626       58,257
Total Other                                    1,764        1,737            1,044        1,061             795          788
                                         ------------ ------------     ------------ ------------     ----------- ------------
Total Premiums Written                     $ 343,607    $ 278,998        $ 284,336    $ 234,010       $ 225,321    $ 177,934
                                         ============ ============     ============ ============     =========== ============


In the three years ended December 31, 1999, PMA Re reported premium growth that exceeded that of the overall reinsurance industry. During such period, PMA Re's compound annual growth rate for net premiums written was 19%, while the reinsurance industry's compound annual growth rate was 4% for the same period based upon information published by the RAA. The increase in gross and net premiums written in 1999 primarily reflects the expansion of the Finite Risk and Financial Products unit, which was formed in late 1998. In 1999, PMA Re wrote $122 million of new business with more than 70% of such new business generated from existing ceding company relationships, and the balance attributable to business written with new ceding company clients. PMA Re formed relationships with 27 new ceding companies during 1999. In 1998 and 1997, PMA Re achieved its premium growth through its Traditional and Specialty units, primarily reflecting increased participation levels on ceding company clients' existing programs and writing additional layers and programs for current ceding company clients.

PMA Re has pursued additional or new business from certain existing accounts and new accounts as part of a targeted marketing program. PMA Re targets selected ceding companies, primarily small- to medium-sized insurers (those with surplus of up to $500 million), where PMA Re's level of service and experience will add value to their operations. PMA Re then embarks on a broker visitation plan to give PMA Re the opportunity to lead the reinsurance programs of the targeted ceding companies.

PMA Re's efforts to increase premium writings have more than offset the effects of highly competitive conditions in the U.S. reinsurance market and certain situations where ceding companies retain more of their business, and therefore require less reinsurance. PMA Re has sought to maintain its underwriting and pricing discipline, which has prompted PMA Re to decline to participate on business rather than write it at inadequate rates or with terms and conditions that do not meet PMA Re's underwriting standards. As a result, PMA Re did not renew $51 million, $47 million and $40 million of existing business during 1999, 1998 and 1997, respectively.

Casualty business has contributed significantly to PMA Re's premium growth since 1997. Casualty business has increased at a compound annual growth rate of 18% in the three-year period ended December 31, 1999, and casualty premiums accounted for approximately 72%, 72% and 67% of net premiums written in 1999, 1998 and 1997, respectively. PMA Re has generally focused on umbrella, commercial automobile, medical malpractice, professional liability and other more specialized liability coverages.

Property business accounted for approximately 28%, 28% and 33% of net premiums written for 1999, 1998 and 1997, respectively. In the three-year period ended December 31, 1999, property business has increased at a compound annual growth rate of 24%. Substantially all of the growth in the property business since 1997 has been derived from the recently formed Finite Risk and Financial Products unit.

PMA Re has generally de-emphasized property catastrophe excess of loss coverages. As of December 31, 1999, catastrophe business accounted for 3% of net property premiums written. The property programs written by PMA Re generally contain per occurrence limits or are not considered to be significantly exposed to catastrophes, either because of the locations of the insured values or the nature of the underlying properties insured. However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophes due to the aggregation of losses with per occurrence limits. PMA Re actively manages this exposure through zonal management, minimizing writings of catastrophe business, and the purchase of retrocessional protection. As of December 31, 1999, PMA Re maintained catastrophe retrocessional protection of $48 million excess of $2 million per occurrence. Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company's reinsurance and/or retrocessional protection and may have a material adverse impact on the Company's financial condition, results of operations and liquidity.

                                  Distribution

PMA Re operates primarily through the domestic broker reinsurance market in which it has developed relationships with the major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. PMA Re's brokers that accounted for more than 10% of the gross premiums written in 1999 were as follows:

                          (dollar amounts in thousands)

Broker                            Gross premiums written      % of total
------                            ----------------------      ----------
AON Reinsurance                       $99,680                     29%
Guy Carpenter & Company                86,003                     25%
E.W. Blanch                            66,351                     19%

As of December 31, 1999, PMA Re had approximately 200 unaffiliated clients, with no individual client accounting for more than 10% of gross premiums written in 1999, except for one ceding company that accounts for 14% of gross premiums written. Approximately 68% of PMA Re's gross premiums written in 1999 were from small- to medium-sized insurers (those with surplus of up to $500 million).

                                  Underwriting

In reinsurance, underwriting involves the selection of risks and determining an adequate price given expected losses and estimated volatility of such losses. Maintaining underwriting and pricing discipline is critical to the maintenance of acceptable operating results.

PMA Re's underwriting process has two principal aspects - underwriting the specific program/risk submission and underwriting the ceding company. Underwriting the specific program/risk to be reinsured involves, in addition to pricing, a review of the type of account, the total risk and the ceding company's policy forms. Underwriting the ceding company involves an evaluation of the expected future performance of the ceding company through an examination of that company's management, financial strength, claims handling and underwriting abilities. PMA Re may conduct underwriting and claim reviews at the offices of prospective ceding companies before entering into a major treaty, as well as throughout the life of the reinsurance contract.

PMA Re's underwriters and actuaries work closely together to evaluate the particular reinsurance program. Using the information provided by the broker, the actuaries employ pricing models to estimate the ultimate exposure to the treaty. The pricing models that are utilized employ various experience-rating and exposure-rating techniques and are tailored in each case to the risk exposures underlying each treaty. The underwriters then analyze the results of the pricing models with the terms and conditions being offered to determine PMA Re's selected price.

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

PMA Re's service initiatives in the area of claims administration, including electronic data interchange, have improved the timeliness of claims remittances and increased processing efficiency. Electronic data interchange involves the electronic transmission of data associated with transactions between PMA Re and the client.

                             THE PMA INSURANCE GROUP

                                   Background

The PMA Insurance Group provides workers' compensation and integrated disability insurance coverages and related services in its ten-state marketing territory concentrated in the Mid-Atlantic and Southern regions of the United States. In addition, The PMA Insurance Group provides other commercial property and casualty insurance coverages, including commercial general liability, commercial automobile and commercial multi-peril, and related services. The domestic insurance subsidiaries through which The PMA Insurance Group writes its insurance products and who share results through an intercompany pooling agreement are referred to herein as the "Pooled Companies."

The PMA Insurance Group emphasizes its traditional core business, workers' compensation. The Company believes that it can attract additional business based upon its expertise in workers' compensation and integrated disability, and its reputation as a high quality service provider to middle market and risk management clients. In addition, The PMA Insurance Group has aligned itself with network health care providers to offer medical cost containment services to its insureds. The PMA Insurance Group is one of the leading providers of integrated disability with $23 million in combined workers' compensation and integrated disability premium in 1999, and 88 accounts as of December 31, 1999. The PMA Insurance Group has also enhanced its ability to handle multi-state clients based in its operating territory through its initiative to license several of its insurance companies in 50 states to write workers' compensation, integrated disability and other commercial lines. As of February 29, 2000, The PMA Insurance Group was operational in 39 states for workers' compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers' compensation business.

                                    Products

The PMA Insurance Group's premiums written were as follows:

                                   (dollar amounts in thousands)

                                                      1999                1998                1997
                                                      ----                ----                ----
Gross premiums written:
Workers' Compensation                                $208,159            $198,099            $201,104
Commercial Multi-Peril                                 38,483              42,668              61,141
Commercial Automobile                                  33,372              36,568              43,703
Other                                                  15,427              16,760              20,053
Run-off Operations                                          -              (9,400)            (51,622)
                                                  ------------        ------------        ------------
Total                                                $295,441            $284,695            $274,379
                                                  ============        ============        ============

Net premiums written:
Workers' Compensation                                $179,096            $187,033            $175,301
Commercial Multi-Peril                                 26,322              28,043              41,713
Commercial Automobile                                  21,610              23,288              28,938
Other                                                   6,685               5,873               9,018
Run-off Operations                                          -              (9,400)            (51,622)
                                                  ------------        ------------        ------------
Total                                                $233,713            $234,837            $203,348
                                                  ============        ============        ============

Workers' Compensation Insurance

All states require employers to provide workers' compensation benefits to their employees for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer's or the employee's negligence. Employers may insure their workers' compensation obligations or, subject to regulatory approval, self-insure such liabilities. State workers' compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are set and limited by statute, but no maximum dollar limitation exists for medical benefits. Workers' compensation benefits vary among states, and insurance rates are subject to differing forms of state regulation.

Statutory direct workers' compensation business written by jurisdiction was as follows:

                          (dollar amounts in thousands)

                                1999             1998             1997
                                ----             ----             ----
Pennsylvania                 $ 108,692         $ 85,923         $ 91,126
New Jersey                      29,177           29,098           26,327
Virginia                        17,382           19,958           19,552
New York                        15,185            7,796            3,143
Maryland                        11,787           16,108           16,538
North Carolina                  10,711            8,988            9,501
Delaware                         7,501            8,372            7,041
Georgia                          4,174              353                -
Other                           10,962           10,317            8,327
                          -------------    -------------    -------------
Total                        $ 215,571        $ 186,913        $ 181,555
                          =============    =============    =============

Based upon direct written premium information published by A.M. Best for the most recently available year (1998), The PMA Insurance Group is the 2nd largest writer of workers' compensation insurance in Pennsylvania and ranks among the 12 largest writers of workers' compensation insurance in Delaware, Maryland, Virginia, New Jersey and the District of Columbia. The PMA Insurance Group has focused on these jurisdictions based upon its knowledge of their workers' compensation systems and The PMA Insurance Group's assessment of each state's respective business, economic and regulatory climates. Rate adequacy, regulatory climate, economic conditions and other factors in each state are closely monitored and taken into consideration in the underwriting process. The PMA Insurance Group intends to employ similar analyses in determining whether and to what extent The PMA Insurance Group will offer its products in additional jurisdictions.

The PMA Insurance Group seeks to expand and retain more of its premium base in territories that meet The PMA Insurance Group's underwriting and actuarial criteria. Regulatory reforms in Pennsylvania have made workers' compensation business more attractive from an underwriting perspective than it had been in the early 1990's. To date, these reforms have had a favorable impact on medical loss costs and indemnity loss costs in Pennsylvania. Accordingly, The PMA Insurance Group has expanded its writings of workers' compensation in Pennsylvania.

The workers' compensation systems in certain other states in which The PMA Insurance Group does business (specifically New Jersey, North Carolina and Virginia) have also improved in recent years. As a result, The PMA Insurance Group is attempting to recapture a portion of the workers' compensation market share in those states where it has relinquished market share since the early 1990's. Further, in 1999, The PMA Insurance Group achieved profitable business growth in its most recent expansion states, New York and Georgia. The PMA Insurance Group continues to evaluate expansion into other states.

The PMA Insurance Group has continued to balance its workers' compensation portfolio by increasing writings in lower hazard classes of business and reducing writings in higher hazard classes of business. For example, lower hazard classes of business such as health care, educational institutions and retail represented 33%, 26% and 21% of total direct workers' compensation premiums written in 1999, 1998 and 1997, respectively, compared to higher hazard classes of business such as construction, which represented 15%, 21% and 26% of total direct workers' compensation premiums written in 1999, 1998 and 1997, respectively.

The PMA Insurance Group believes that conditions in the workers' compensation market have been improving in the last several years with respect to the ability to manage and control loss costs, although pricing for workers' compensation products continues to be competitive.

Workers' compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market ("residual market business"). This system exists in all of the states in which The PMA Insurance Group does business, except Pennsylvania and Maryland. In these two states, separate governmental entities write all of the workers' compensation residual market business. In 1999, The PMA Insurance Group wrote $2.6 million of residual market business, which constituted approximately 1.2% of its direct workers' compensation premiums written. Based upon data for policy year 1998 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 5.5% of direct workers' compensation premiums written.

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

The PMA Insurance Group's voluntary workers' compensation direct premiums written by product type were as follows:

                                         1999             1998            1997
                                         ----             ----            ----
Rate-sensitive products                   59%              63%             62%
Loss-sensitive products                   34%              28%             27%
Alternative market products                7%               9%             11%
                                 -------------    -------------   -------------
Total                                    100%             100%            100%
                                 =============    =============   =============

o Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. With the enactment of regulatory reform in several states in which The PMA Insurance Group does business, The PMA Insurance Group believes that it is better able to evaluate the expected losses on this type of business.

o The PMA Insurance Group's loss-sensitive products adjust the amount of the insured's premiums after the policy period expires based upon the insured's actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals and actuaries periodically evaluate the reserves on losses after the policy period expires to determine whether additional premiums or refunds are owed under the policy. These policies are typically subject to adjustment for an average of five years after policy expiration. The PMA Insurance Group generally restricts loss-sensitive products to accounts developing minimum annual premiums in excess of $100,000.

o The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is responsible for paying its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers its clients certain workers' compensation services such as claims, risk management and other services. See "PMA Management Corp." below for an additional discussion of such products.

The PMA Insurance Group has developed a product for group integrated occupational and non-occupational disability coverages, named PMA One(R), which it began marketing in 1998. PMA One leverages one of The PMA Insurance Group's most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers' compensation and disability administration, reduced costs, faster return to work and heightened employee productivity. In 1999, The PMA Insurance Group wrote 41 new PMA One clients, bringing the total of PMA One accounts to 88, and generated $23 million of combined workers' compensation and integrated disability written premiums. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

Through The PMA Insurance Group's workers' compensation product offerings, the Company offers a comprehensive array of managed care services to control loss costs. These include:

o Disability Management Coordinators, who are all registered nurses, employing an early intervention model to proactively manage medical treatment and length of disability in concert with the claims professional and employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

o Access to First Health Corp's workers' compensation preferred provider network. The First Health(R) Network includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. The PMA Insurance Group's customers that utilize the network generally recognize lower costs than those that do not utilize the network.

o Utilization of an automated medical bill review system to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to The PMA Insurance Group's cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions of causal relationship and overutilization.

o Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

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

Under this arrangement, the client purchases an insurance policy from the Pooled Companies and chooses a participation level. The Pooled Companies then cede this portion of the premium and loss exposures to a Bermuda or Cayman based subsidiary of the Company. The client participates in the loss and investment experience of the portion ceded to the Bermuda or Cayman based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and such potential obligation is typically secured through a letter of credit or similar arrangement. The Company's principal sources of income from its rent-a-captive program are the premium income on the risk retained by the Pooled Companies and captive management fees earned by PMA Management Corp.

Commercial Lines

The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See "Underwriting" below. These coverages feature commercial multi-peril, general liability and umbrella, and commercial automobile business. The PMA Insurance Group offers these products, but generally only if they complement the core workers' compensation business. In the present market, prices for commercial coverages have been particularly competitive. As a result, The PMA Insurance Group has been selectively non-renewing accounts that do not meet its underwriting standards.

                                  Distribution

The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents, as well as direct sales representatives.

The PMA Insurance Group employs 14 direct sales representatives and uses approximately 250 independent brokers and agents. The direct sales representatives are generally responsible for certain business located in Pennsylvania and Delaware. For the year ended December 31, 1999, these employees produced approximately $39.1 million in direct premiums written, constituting 13% of The PMA Insurance Group's direct written premiums.

The brokers and agents write business throughout the marketing territory. The current distribution network generally consists of large regional agents and brokers, local agents and national brokers that specialize in larger to middle market accounts that require the variety of workers' compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 1999, brokers and agents accounted for 87% of The PMA Insurance Group's direct written premiums. The top ten brokers and agents accounted for 26% of The PMA Insurance Group's direct written premiums, the largest of which accounted for approximately 7.5% of its direct written premiums. The PMA Insurance Group's underwriters review all business from brokers and agents before it is accepted. The PMA Insurance Group monitors several statistics with respect to its brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent's business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent's business and the profitability of the broker/agent's business.

The field organization currently consists of 16 branch and satellite offices throughout the ten-state marketing territory. These offices deliver a full range of services directly to customers located in their service territory, and smaller satellite offices primarily offer underwriting and claim adjustment services.

                                  Underwriting

The PMA Insurance Group's underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer and locally to branch vice presidents that are accountable for territorial operating results. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals also consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts.

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

                               Run-off Operations

As a part of The PMA Insurance Group's 1996 restructuring plan, the Run-off Operations were established principally to manage the capital supporting workers' compensation loss reserves for accident years 1992 and prior. The reserves primarily relate to the period of time from 1987 to 1991 when The PMA Insurance Group wrote a much higher volume of business and experienced poor underwriting results. The reserves are mainly indemnity related and are relatively mature. At December 31, 1999, the Run-off Operations had $79.0 million of total assets and $70.8 million in total reserves. See page 35 of the MD&A and Notes 16 and 18 to the Financial Statements in the Annual Report.

                                   CALIBER ONE

                                   Background

In January 1998, the Company's specialty insurance unit, Caliber One, commenced writing business. Caliber One's gross and net premiums written for 1999 were $93.4 million and $51.2 million, respectively. Caliber One writes business through surplus lines brokers and managing general agents on a national basis. Caliber One Indemnity Company, Caliber One's statutory insurance affiliate, is a licensed carrier in Delaware, its state of domicile, and is presently eligible as an excess and surplus lines carrier in 41 states, the District of Columbia and Puerto Rico, with applications pending in two other states.


                     Products, Distribution and Underwriting

Caliber One currently focuses on excess and surplus lines of insurance for difficult risks that are typically declined by the standard market. Caliber One offers liability coverages for low frequency/high severity classes, including pharmaceuticals, chemicals, auto parts, machinery manufacturers, toy makers, medical product manufacturers and other difficult-to-insure product liability risks, as well as property coverages for risks declined by admitted insurers. In addition, Caliber One has written environmental impairment liability coverages, clinical trials coverage for emerging biotechnology products, intellectual property rights liability coverages, intermediate and skilled long-term care coverages. Caliber One's policy forms contain various endorsements and exclusions, and in some cases, include defense costs within the policy limits rather than offering such coverage on an unlimited basis. Caliber One also evaluates the diversity of its product offerings in an effort to obtain a balance in coverages being offered.

For 1999, casualty business represented $68.9 million, or 74%, of Caliber One's gross premiums written, while property business represented $24.5 million, or 26% of gross premiums written. For 1998, the mix of business on a percentage basis was the same as that for 1999, with $8.7 million of gross premiums written represented by casualty business and $3.1 million by property business. For 1999, casualty business represented $48.2 million, or 94%, of Caliber One's net premiums written, while property business represented $3.0 million, or 6% of net premiums written. For 1998, casualty business represented $5.9 million, or 92%, of net premiums written and property business represented $0.5 million, or 8%, of net premiums written.

Caliber One currently operates through three internal underwriting units based on classes of business and distribution channels: casualty brokerage, property brokerage and programs. Gross premiums written by the casualty brokerage unit represented $57.1 million, or 61%, of total gross premiums written in 1999, compared to $8.6 million, or 73%, of gross premiums written in 1998. Gross premiums written by the property brokerage unit represented $16.7 million, or 18% of total gross premiums written in 1999 compared to $2.5 million, or 21%, of gross premiums written in 1998. The programs unit represented $19.6 million, or 21%, of gross premiums written in 1999 compared to $0.7 million, or 6%, for the programs unit in 1998.

The underwriting of excess and surplus lines involves a significant amount of judgment. The underwriting process involves reviewing the claims experience of an account, if any, and the claims experience of the particular class or similar classes. The underwriters respond to any special risks of an account through the use of policy features that can be changed in light of the circumstances, such as different levels of retentions, exclusions and endorsements.

Caliber One distributes its excess and surplus lines products on a nationwide basis through approximately 45 appointed surplus lines brokers, and, to a lesser extent, through managing general agents for program business. For most product offerings, Caliber One does not grant underwriting or binding authority to its brokers. For its program business, Caliber One currently operates through approximately six managing general agents. Managing general agents are selected based on their specialized areas of expertise and typically have quoting, underwriting and binding authority within pre-approved guidelines. Examples of business written by Caliber One through managing general agents include mobile homeowners, hazardous materials hauling, medical malpractice, excess habitational, crane rental liability and loggers equipment.

                  Acquisition of Caliber One Indemnity Company

PMA Reinsurance Corporation acquired 100% of the outstanding common stock of Caliber One Indemnity Company, domiciled in Delaware and formerly known as Lincoln Insurance Company, for approximately $16.0 million in late 1997 and made a capital contribution of approximately $11.3 million to Caliber One Indemnity Company. All of Caliber One Indemnity Company's acquired loss reserves were reinsured with an affiliate of its former parent for adverse development and uncollectible reinsurance (the "Reserve Guarantee") in the amount of the recorded reserves plus $68.5 million. Management believes that the Reserve Guarantee will be adequate to cover any future adverse reserve development or uncollectible reinsurance on the acquired reserves. PMA Reinsurance Corporation intends to maintain Caliber One Indemnity Company's surplus at not less than $25.0 million.

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

The ceded reinsurance agreements of the Company's insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 90 days notice. In general, the reinsurance agreements are of the treaty variety, which cover all underwritten risks of the types specified in the treaties.

At December 31, 1999, the Company's reinsurance and retrocessional protections were as follows:

                                               Retention              Limits(1)
                                               ---------              ---------
PMA Re
   Per Occurrence:
               Casualty lines                $  2.8 million         $  17.5 million
               Workers' compensation         $  2.0 million         $  98.0 million
               Property lines                $  2.0 million         $  48.0 million
   Per Risk:
               Property lines                $      750,000         $   4.3 million
               Casualty lines                $  1.5 million         $   6.0 million

The PMA Insurance Group
   Per Occurrence:
               Workers' compensation         $      150,000         $ 103.5 million
   Per Risk:
               Property lines                $      500,000         $  19.5 million(2)
               Auto physical damage          $      500,000         $   2.0 million
               Other casualty lines          $      175,000         $   4.8 million(3)

Caliber One
   Per Occurrence and Per Risk:
               Property lines                $      500,000         $   4.5 million
               Casualty lines                $      500,000         $   5.5 million


(1) Represents the amount of loss protection above the Company's level of loss retention.
(2) This coverage also provides protection of $48.5 million per occurrence over the combined net retention of $500,000.
(3) This coverage also provides protection of $49.8 million per occurrence over the combined net retention of $175,000.

As of December 31, 1999, the maximum gross limits that PMA Re will write are $7.5 million for casualty covers, $5.0 million for property covers and $1.0 million for property catastrophe covers.

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, the Company also manages its net retention in each exposure. As a result, the Company's loss and LAE ratios have not been significantly impacted by catastrophes in the past three years. Although the Company believes it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company's reinsurance and/or retrocessional protection and may have a material adverse impact on the Company's financial condition, results of operations and liquidity.

The collectibility of reinsurance is largely a function of the solvency of reinsurers. At December 31, 1999, the Company had reinsurance recoverables due from the following unaffiliated reinsurers in excess of 5% of shareholders' equity:

                          (dollar amounts in thousands)

                                                    Reinsurance       A.M. Best
Reinsurer                                           Recoverables      Rating (1)
---------                                         ----------------    ----------
London Life & Casualty Reinsurance Corp.             $ 240,753             A
United States Fidelity and Guaranty Company             98,940             A
American Re-Insurance Company                           29,599             A++
Essex Insurance Company                                 26,554             A
SCOR Reinsurance Company                                22,724             A+
Houston Casualty Company                                22,574             A+

(1) Ratings are as of March 21, 2000, at which time the rating for Essex Insurance Company was under review. A.M. Best ratings are as follows: A++, Superior, 1st of 15; A+, Superior, 2nd of 15; and A, Excellent, 3rd of 15.

The Company performs extensive credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet the Company's standards are excluded from the Company's reinsurance programs. In addition, the Company requires letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. As of December 31, 1999, approximately 98% of the Company's reinsurance receivables related to unpaid reported claims and incurred but not reported claims, and the remaining 2% related to paid losses. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on the Company's liquidity. See pages 36-38 of the MD&A and Note 5 to the Financial Statements included in the Annual Report for additional information on reinsurance.

                                  LOSS RESERVES

Insurers establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to the insurer. Reserves are also established for LAE representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

After a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of management based on reserving practices and management's experience and knowledge regarding the nature and value of the specific type of claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, "bulk reserves" are also established on an aggregate basis (i) to provide for losses incurred but not yet reported to the insurer; (ii) to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and (iii) to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims. Reserves are estimated using various generally accepted actuarial techniques.

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

Estimating the Company's ultimate claims liability is necessarily a complex and judgmental process as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company's ultimate net losses prove to be substantially greater than the amounts recorded in the financial statements, the related adjustments could have a material adverse impact on the Company's financial condition and results of operations.

The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance ("net reserves"), for the ten years prior to 1999. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1999; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 1997 relating to losses incurred in 1990 would be included in the cumulative deficiency amount for each of the years 1990 through 1996. However, the deficiency would be reflected in operating results in 1997 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

                                     Consolidated Loss and Loss Adjustment Expense Development
                                                           December 31,
                                                   (dollar amounts in millions)

                        1989     1990      1991      1992      1993      1994      1995      1996     1997       1998      1999

Initial estimated
liability for
unpaid losses
and LAE, net of
reinsurance          $1,632.2  $1,734.6  $1,824.3  $1,941.0  $1,932.0  $1,855.9  $1,808.5  $1,834.5  $1,670.9  $1,347.2  $1,284.4
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Amount of reserve
paid, net of
reinsurance,
through:
- one year later      $ 444.6   $ 470.8   $ 490.5   $ 442.4   $ 407.8    $ 398.9  $ 437.6   $ 398.8   $ 360.7   $ 351.5        --
- two years later       771.5     842.0     848.8     779.1     746.1      763.7    780.0     669.6     646.0
- three years later   1,042.6   1,133.8   1,127.0   1,066.8   1,055.9    1,072.9    999.0     894.8
- four years later    1,258.0   1,353.1   1,364.9   1,329.2   1,330.6    1,252.2  1,183.5
- five years later    1,421.4   1,539.4   1,585.4   1,573.8   1,472.7    1,405.9
- six years later     1,553.1   1,715.1   1,788.9   1,688.7   1,605.4
- seven years later   1,684.6   1,882.1   1,882.2   1,805.4
- eight years later   1,817.3   1,962.6   1,986.5
- nine years later    1,887.4   2,048.9
- ten years later     1,956.4


Re-estimated
liability,
net of reinsurance,
as of:
- one year later     $1,696.0  $1,795.3  $1,966.8  $1,998.1  $1,932.3   $1,907.4 $1,964.6  $1,748.5  $1,624.3  $1,314.7
- two years later     1,742.5   1,949.9   2,067.5   2,006.5   1,982.5    2,073.4  1,866.8   1,700.5   1,557.6
- three years later   1,876.0   2,034.1   2,081.5   2,060.6   2,163.9    1,986.7  1,819.2   1,611.1
- four years later    1,938.2   2,040.8   2,134.8   2,258.2   2,078.3    1,942.0  1,742.1
- five years later    1,935.1   2,123.0   2,302.0   2,170.3   2,030.5    1,880.3
- six years later     1,985.3   2,273.3   2,209.3   2,126.6   1,973.2
- seven years later   2,098.2   2,205.4   2,169.5   2,079.9
- eight years later   2,052.2   2,168.4   2,133.7
- nine years later    2,020.1   2,138.6
- ten years later     1,999.8


Indicated deficiency
(redundancy)          $ 367.6   $ 404.0   $ 309.4   $ 138.9    $ 41.2     $ 24.4   $(66.4)  $(223.4)  $(113.3)  $ (32.5)
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========


Net liability                                                $1,932.0   $1,855.9 $1,808.5  $1,834.5  $1,670.9  $1,347.2  $1,284.4

Reinsurance recoverables                                        218.7      247.9    261.5     256.6     332.3     593.7     648.2
                                                             --------   -------- --------  --------  --------  --------  --------

Gross liability                                              $2,150.7   $2,103.8 $2,070.0  $2,091.1  $2,003.2  $1,940.9  $1,932.6
                                                             ========   ======== ========  ========  ========  ========  ========


Re-estimated net liability                                   $1,973.2   $1,880.3 $1,742.1  $1,611.1  $1,557.6  $1,314.7

Re-estimated reinsurance recoverables                           197.6      241.9    274.5     271.3     353.0     606.6
                                                             --------   -------- --------  --------  --------  --------

Re-estimated gross liability                                 $2,170.8   $2,122.2 $2,016.6  $1,882.4  $1,910.6  $1,921.3
                                                             ========   ======== ========  ========  ========  ========

Unpaid losses and LAE on a GAAP basis were $1,932.6 million and $1,940.1 million at December 31, 1999 and 1998, respectively. Unpaid losses and LAE on a statutory basis were $1,282.0 million and $1,347.2 million at December 31, 1999 and 1998, respectively. Substantially all of the difference between GAAP and statutory loss reserves is due to reinsurance recoverables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves.

 At December 31, 1999 and 1998, the Company's GAAP loss reserves were stated net of discount of $180.4 million and $194.6 million, respectively, primarily related to workers' compensation business. Pre-tax income is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion decreased pre-tax income by $2.7 million and $14.5 million in 1999 and 1998, respectively.

The components of the Company's (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

                                    (dollar amounts in millions)

                                          1999             1998              1997
                                          ----             ----              ----
PMA Re                                   $ (23.5)         $ (31.5)          $ (32.1)
The PMA Insurance Group:
        Workers' compensation               (7.1)           (17.3)            (44.1)
        Other                               (1.9)             2.3              (9.8)
                                     ------------     ------------     -------------
Total PMA Insurance Group                   (9.0)           (15.0)            (53.9)
                                     ------------     ------------     -------------
Total                                    $ (32.5)         $ (46.5)          $ (86.0)
                                     ============     ============     =============

During 1999, 1998 and 1997, PMA Re recorded favorable reserve development on prior accident years ("prior year development") of $23.5 million, $31.5 million and $32.1 million, respectively. The favorable reserve development reflects development on prior accident years due to re-estimated loss trends for such years that were lower than previous expectations.

During 1999, 1998 and 1997, The PMA Insurance Group recorded favorable prior year development of $9.0 million, $15.0 million and $53.9 million. The favorable reserve development in 1999 reflects better than expected loss experience from loss-sensitive and rent-a-captive workers' compensation business. This favorable development has been substantially offset by premium adjustments for loss-sensitive business and policyholders' dividends for rent-a-captive business. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company. The favorable reserve development during 1998 primarily relates to the formal commutation programs, which resulted in early liability settlements made during 1998 to reduce future claim payments. Favorable loss development in 1997 is attributable to the following: favorable reserve development of approximately $37.0 million related to retrospectively rated policies for Run-off Operations; the cession of prior year reserves of $14.8 million from Run-off Operations to a third party reinsurer; and favorable reserve development of $7.1 million on guaranteed cost workers' compensation reserves, partially offset by reserve strengthening of $5.0 million in commercial multi-peril business.

The PMA Insurance Group has been executing programs under which it commuted, or settled, a large number of workers' compensation claims. Commutations are agreements whereby the claimants, in exchange for a lump sum payment, release their rights to future indemnity payments from The PMA Insurance Group. The PMA Insurance Group paid approximately $38 million, $65 million and $113 million in 1999, 1998 and 1997, respectively, to commute workers' compensation claims. The commutation programs resulted in payments that were less than the corresponding carried reserves. Savings associated with these claims were consistent with management's expectations.

At December 31, 1999, the Company's loss reserves were stated net of $43.8 million of salvage and subrogation. The Company's policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by the Company. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

Asbestos and Environmental Reserves

The Company's asbestos-related losses were as follows:

                          (dollar amounts in thousands)

                                          1999          1998           1997
                                          ----          ----           ----
Gross of reinsurance:
       Beginning reserves                $ 67,857      $ 76,726       $ 80,055
       Incurred losses and LAE              1,910        (1,976)         2,435
       Paid losses and LAE                 (8,490)       (6,893)        (5,764)
                                     -------------  ------------   ------------
       Ending reserves                   $ 61,277      $ 67,857       $ 76,726
                                     =============  ============   ============

Net of reinsurance:
       Beginning reserves                $ 43,556      $ 48,578       $ 53,300
       Incurred losses and LAE               (341)       (2,754)           (36)
       Paid losses and LAE                 (4,364)       (2,268)        (4,686)
                                     -------------  ------------   ------------
       Ending reserves                   $ 38,851      $ 43,556       $ 48,578
                                     =============  ============   ============

The Company's environmental-related losses were as follows:

                                    (dollar amounts in thousands)

                                                                1999           1998           1997
                                                                ----           ----           ----
Gross of reinsurance:
       Beginning reserves                                     $ 47,036       $ 45,108       $ 35,626
       Incurred losses and LAE                                   5,081         11,895          1,130
       Reserves acquired through purchase of Caliber
              One Indemnity Company(1)                               -              -         13,060
       Paid losses and LAE                                     (10,758)        (9,967)        (4,708)
                                                           ------------   ------------  -------------
       Ending reserves                                        $ 41,359       $ 47,036       $ 45,108
                                                           ============   ============  =============

Net of reinsurance:
       Beginning reserves                                     $ 29,356       $ 31,695       $ 34,592
       Incurred losses and LAE                                      82          3,644          1,068
       Paid losses and LAE                                      (4,916)        (5,983)        (3,965)
                                                           ------------   ------------  -------------
       Ending reserves                                        $ 24,522       $ 29,356       $ 31,695
                                                           ============   ============  =============

(1) Such acquired reserves have been reinsured by an affiliate of the former parent (see "Caliber One" for further discussion).

Of the total net asbestos reserves, approximately $32.0 million, $34.2 million and $41.9 million related to IBNR losses at December 31, 1999, 1998 and 1997, respectively. Of the total net environmental reserves, approximately $18.0 million, $20.3 million and $20.5 million related to IBNR losses at December 31, 1999, 1998 and 1997, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

                                   INVESTMENTS

An important component of the financial results of the Company is the return on invested assets. The Company's investment objectives are to (i) seek competitive after-tax income and total return, (ii) maintain medium to high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with the Company's business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. The Company's investment strategy includes guidelines for asset quality standards, asset allocations and other relevant criteria for its portfolio. In addition, maturities are structured after projecting liability cash flows with actuarial models of loss reserve payouts. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through publicly traded fixed maturities as well as operating cash flows and short-term investments.

The Executive and Finance Committees of the Company's Board of Directors are responsible for the Company's investment objectives. The Company retains outside investment advisers to provide investment advice and guidance, supervise the Company's portfolio and arrange securities transactions through brokers and dealers. The Executive and Finance Committees of the Company's Board of Directors meet periodically with the investment advisers to review the performance of the investment portfolio and to determine what actions should be taken with respect to the Company's investments. Investments by the Pooled Companies, MASCCO and PMA Reinsurance Corporation must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania and investments for Caliber One Indemnity Company must comply with the insurance laws and regulations of Delaware.

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

For additional information on the Company's investments, including carrying values by category, quality ratings and net investment income, see pages 40-41 of the MD&A as well as Notes 2(B) and 3 to the Financial Statements in the Annual Report.

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

The main factors upon which entities in the Company's markets compete are price, service, product capabilities and financial security. PMA Re, The PMA Insurance Group and Caliber One attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting the Company's rate of return targets. The present soft pricing environment has made competing solely on the basis of price increasingly difficult. PMA Re, The PMA Insurance Group and Caliber One have rejected and/or non-renewed certain accounts in recent years, as the market rates for such risks did not provide the opportunity to achieve an acceptable rate of return.

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

The Company attempts to design products that meet the needs of clients in its markets. PMA Re has expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last four years include finite risk and financial products reinsurance and facultative reinsurance. See "PMA Re--Products" for additional discussion. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers' compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers' compensation costs for the employers. In addition, The PMA Insurance Group has introduced and refined alternative market products, as well as unbundled risk management and claims administration services. See "The PMA Insurance Group--Products" for additional discussion. Caliber One intends to design products that meet the needs of new classes of business and that cover emerging risks. The Company continually evaluates new product opportunities for PMA Re, The PMA Insurance Group and Caliber One.

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

The rating scales of the principal agencies that rate the Company's insurance subsidiaries are characterized as follows:

o    A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In
     Liquidation")

o    Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest")

As of March 15, 2000, A.M. Best had assigned an A+ ("Superior," 2nd of 15) rating to PMA Reinsurance Corporation, an A- ("Excellent," 4th of 15) rating to the Pooled Companies and an A ("Excellent," 3rd of 15) rating to Caliber One Indemnity Company. In addition, Moody's had rated PMA Reinsurance Corporation A3 ("Good," 7th of 21) and the Pooled Companies Baa2 ("Adequate," 9th of 21). These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that PMA Reinsurance

Corporation, the Pooled Companies and/or Caliber One Indemnity Company can maintain these ratings. Each rating should be evaluated independently of any other rating.

                               REGULATORY MATTERS

                                     General

PMA Reinsurance Corporation is licensed or accredited to transact its reinsurance business in, and is subject to regulation and supervision by, 50 states and the District of Columbia. The Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 44 states and the District of Columbia. Caliber One Indemnity Company is licensed in one state and is an eligible excess and surplus lines carrier in 41 states, the District of Columbia and Puerto Rico. The Company's insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business. In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for that purpose. PMA Reinsurance Corporation and the Pooled Companies are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. Caliber One Indemnity Company is domiciled in Delaware, and the Delaware Insurance Department exercises principal jurisdiction over Caliber One Indemnity Company. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related material and, for certain lines of insurance, including rate-sensitive workers' compensation, the approval of rates. Property and casualty reinsurers, and excess and surplus lines carriers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, policy forms or contract wording. The form and content of statutory financial statements are regulated.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. On November 12, 1999, the President of the United States signed into law the "Gramm-Leach-Bliley Financial Modernization Act," which removed many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. The Act also contains provisions to protect the privacy of certain information on individuals held by insurance companies and financial institutions. Several governmental agencies are expected to propose standards to implement these privacy provisions. Although it is too early to assess the effects of this legislation on the Company, the Act could result in additional costs to the Company and additional competition in one or more of the markets in which the Company sells its products and services.

Further, although the Company does not write health insurance, federal and state rules and regulations affecting health care services can affect the workers' compensation and integrated disability services the Company provides. Pending initiatives to increase health care regulation at the federal level include managed care reform and a patient's bill of rights. The Company cannot predict what health care reform legislation will be adopted by Congress or by state legislatures where the Company does business or the effect, if any, that the adoption of health care legislation or regulations at the federal or state level will have on the Company's results of operations.

State insurance departments in jurisdictions in which the Company's insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of the Pooled Companies as of December 31, 1997. No material adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no material qualitative matters indicated in the examination reports that had or are expected to have a material adverse effect on the operations of the Pooled Companies. The Pennsylvania Department of Insurance recently completed examinations of PMA Reinsurance Corporation and MASCCO as of December 31, 1997. Although the Company has not received the final reports of examination, the Company does not expect the results of the examinations to have a material adverse effect on results of operations of PMA Reinsurance Corporation or MASCCO. Caliber One Indemnity Company has not been subjected to an Insurance Department examination in the two years that the company has been writing business as Caliber One Indemnity Company.

                      Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of Pennsylvania and Delaware. These state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the state regulatory authorities, to file with those authorities certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions including material transfers of assets and intercompany business agreements and to report material changes in such information. These laws also require that intercompany transactions be fair and reasonable and that an insurer's policyholders' surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

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

           Restrictions on Subsidiaries' Dividends and Other Payments

PMA Capital is an insurance holding company whose assets consist principally of all of the outstanding common stock of its insurance subsidiaries. PMA Capital's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt, is primarily dependent on the receipt of sufficient funds from its insurance subsidiaries in the form of dividends, net payments under a tax-sharing agreement between PMA Capital and its subsidiaries, and borrowings. The Company's domestic insurance subsidiaries' ability to pay dividends to PMA Capital is regulated under the insurance laws and regulations of Pennsylvania and Delaware (the laws of which are substantially similar with respect to dividends). In addition, to the extent tax-sharing payments and loans exceed certain threshold amounts, notice to and non-disapproval by the Pennsylvania Insurance Commissioner would be required.

Under Pennsylvania laws and regulations, PMA Capital's significant Pennsylvania-domiciled insurance subsidiaries (PMA Reinsurance Corporation and the Pooled Companies) may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer's policyholders' surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer's statutory net income for the previous calendar year. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

Based upon this limitation, these companies have the legal capacity to pay approximately $55 million in dividends to PMA Capital in 2000 without obtaining the prior approval of the Pennsylvania Insurance Commissioner. Pennsylvania law also provides that following the payment of any dividend, the insurer's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.

During 1999, $41.9 million of dividends were paid by PMA Reinsurance Corporation and the Pooled Companies to PMA Capital Corporation.

Caliber One Indemnity Company is a Delaware-domiciled insurance subsidiary of PMA Reinsurance Corporation. As a subsidiary of PMA Reinsurance Corporation, Caliber One Indemnity Company's dividends are not directly available to PMA Capital. As noted above, the Delaware insurance law provisions restricting dividends by insurers are substantially similar to such provisions under Pennsylvania insurance laws. During 2000, Caliber One Indemnity Company may pay up to $3.3 million of dividends to PMA Reinsurance Corporation without the prior approval of the Delaware Insurance Commissioner. During 1999, no dividends were declared or paid by Caliber One Indemnity Company.

In the event that the ability of either the Pooled Companies or PMA Reinsurance Corporation to pay dividends or make other payments to PMA Capital in the future is reduced or eliminated, PMA Capital's ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt, could be materially and adversely affected, depending upon the extent of such reduction. The Pennsylvania Insurance Commissioner could use his or her broad discretionary authority to seek to require PMA Capital to apply payments received from one insurance subsidiary for the benefit of another insurance subsidiary of PMA Capital.

In addition to regulatory restrictions on dividends, the Company's Revolving Credit Facility and Letter of Credit Facility also impose restrictions on the ability of the Company's insurance subsidiaries to pay dividends. Under these restrictions, the statutory surplus of PMA Capital's insurance subsidiaries (as measured each calendar quarter) must not be less than $450 million and such subsidiaries must annually maintain certain minimum ratios of adjusted surplus to risk-based capital (300% for PMA Reinsurance Corporation and 240% for the Pooled Companies in 1999). As of December 31, 1999, the Company's insurance subsidiaries reported combined statutory surplus of $552.8 million, and, as of December 31, 1999, PMA Reinsurance Corporation's risk-based capital ratio was 323% and the Pooled Companies' ratios ranged from 380% to 521%. Under the most restrictive debt covenant of the Facilities, PMA Capital would be able to pay approximately $10 million in dividends in 2000.

                               Risk-Based Capital

The National Association of Insurance Commissioners (the "NAIC") has adopted risk-based capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the NAIC, to its authorized control level of RBC("RBC ratio"), also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

     o "Company action level" - If the RBC ratio is between 150% and 200%, then the company must submit a plan to the regulator detailing corrective action it proposes to undertake.

     o "Regulatory action level" - If the RBC ratio is between 100% and 150%, then the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

     o "Authorized control level" - If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the "Regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

     o "Mandatory control level" - If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

At December 31, 1999, the RBC ratios of the Pooled Companies ranged from 380% to 521%, and the RBC ratio of MASCCO, The PMA Insurance Group's domestic run-off subsidiary was 275%. PMA Reinsurance Corporation's RBC ratio was 323% and Caliber One Indemnity Company's RBC ratio was 732%.

The Company believes that it will be able to maintain the RBC ratios of its insurance subsidiaries in excess of the "Company action level" through prudent underwriting, claims handling, investing and capital management.

However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of management's control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which the insurance subsidiaries write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

The NAIC has also developed a series of twelve ratios (the "IRIS ratios") designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer's state of domicile. In 1999, PMA Reinsurance Corporation reported an unusual value in one ratio, relating to reserve development due to the change in mix of business and growth in earned premiums. In 1999, two of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves. In 1999, Caliber One Indemnity Company reported three unusual values, relating to the change in net premiums written, agent's balances to surplus, and surplus aid (i.e., reinsurance) to surplus. The unusual value relating to the change in net premiums written was attributable to the continued growth of Caliber One during its first full year of operations. The unusual value relating to agent's balances to surplus was also attributable to the continued growth of Caliber One. The third unusual value for Caliber One, relating to surplus aid to surplus, is the result of management's intentional strategy to purchase certain types and amounts of reinsurance during the initial growth period of Caliber One to protect its surplus.


                                    EMPLOYEES

As of February 29, 2000, the Company had approximately 1000 full-time employees. None of the employees of the Company is represented by a labor union and the Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Aggregate stop loss .................A form of excess of loss treaty reinsurance whereby the reinsurer responds when a
                                     ceding insurer incurs losses on a
                                     particular line of business during a
                                     specific period in excess of a stated
                                     dollar amount.

Broker ..............................One who negotiates contracts of reinsurance between a primary insurer or other
                                     reinsured and a reinsurer on behalf of the primary insurer or other reinsured. The broker receives from the reinsurer a commission for placement and other services rendered.

Bulk reserves .......................Reserves established on an aggregate basis to provide for losses incurred but not yet reported to the insurer; to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims.

Case reserves........................Loss reserves established with respect to individual reported claims.

Casualty insurance and/or
 reinsurance ........................Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance .............A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company;
 cedent .............................When a company reinsures its risk with another, it "cedes" business and is
                                     referred to as the "ceding company" or the "cedent."

Combined ratio (GAAP)................The sum of losses and LAE, acquisition expenses, operating expenses and
                                     policyholders' dividends, where applicable, all divided by net premiums earned.

Direct reinsurer, direct
 underwriter, direct writer......... A reinsurer that markets and sells reinsurance directly to its reinsureds
                                     without the assistance of brokers.

Excess and surplus lines ............Surplus lines risks are those risks not fitting normal underwriting patterns,
                                     involving a degree of risk that is not
                                     commensurate with standard rates and/or
                                     policy forms, or that will not be written by standard carriers because of general market conditions. Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language.

Excess of loss reinsurance ..........The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a "layer" or "retention." Also known as nonproportional reinsurance or stop loss coverage.

Facultative reinsurance..............The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Financial quota share
 reinsurance.........................A form of finite risk reinsurance wherein the cedent transfers some of its premiums to a finite risk provider and achieves, by virtue of an individual arrangement for reinsurance commission, the required financial effects, such as a stabilization of net claims costs.

Finite risk reinsurance..............The reinsurance of potential losses in a transaction in which the primary element of risk is financial rather than underwriting.

Gross premiums written...............Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported
 ("IBNR") reserves...................Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses......................The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer ("IBNR").

IRIS ratios..........................Financial ratios annually calculated by the
                                     NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Layers...............................The division of a particular reinsurance program delineated by an attachment point and a maximum limit. Often, a reinsurance program will be divided into several layers, with the lower layers typically having higher premiums and higher claim frequency and the higher layers typically having lower premiums and claim frequency.

Loss adjustment expenses
 ("LAE").............................The expenses of settling claims, including legal and other fees and the portion of
                                     general expenses allocated to claim
                                     settlement costs.

Loss and LAE ratio (GAAP) ...........Loss and LAE ratio is equal to losses and
                                     LAE divided by earned premiums.

Loss reserves........................Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer ultimately will be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves, bulk reserves and IBNR reserves.

Manual rates.........................Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Net premiums earned..................The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written.................Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Operating ratio .....................The combined ratio, reduced by the net investment income ratio. The ratio measures a company's operating profitability, exclusive of realized gains and federal income taxes.

Per occurrence ......................A form of insurance or reinsurance under which the date of the loss event is deemed to be the date of the occurrence, regardless of when reported and permits all losses arising out of one event to be aggregated instead of being handled on a risk-by-risk basis.

Policyholders' dividend ratio .......The ratio of policyholders' dividends to earned premiums.

Primary insurer .....................An insurance company that issues insurance policies to the general public or to
                                     certain non-insurance entities.

Pro rata reinsurance ................Forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. Pro rata reinsurance also is known as proportional reinsurance, quota share reinsurance and participating reinsurance.

Property insurance
  and/or reinsurance ................Insurance and/or reinsurance that indemnifies a person with an insurable
                                     interest in tangible property for his
                                     property loss, damage or loss of use.

Reinsurance .........................The practice whereby one party, called the reinsurer, in consideration of a premium paid to it, agrees to indemnify another party, called the reinsured, for part or all of the liability assumed by the reinsured under a policy or policies of insurance that it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company or the ceding company.

Retention, retention layer ..........The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are paid by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

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

Statutory or policyholders'
 surplus; statutory capital
 & surplus ..........................The excess of admitted assets over total liabilities (including loss reserves),
                                     determined in accordance with SAP.

Stop loss ...........................See "Excess of loss reinsurance."

Treaty reinsurance ..................The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or reinsured.

Underwriting ........................The reinsurer's process of reviewing applications submitted for insurance
                                     coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expenses ...............The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premiums ...................The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve ............Liabilities established by insurers and reinsurers to reflect unearned premiums
                                     which are refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

Item 2. Properties

The Company's and PMA Re's headquarters are located in 78,000 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group's headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. Caliber One's headquarters are located in 20,000 square feet of leased office space in Yardley, Pennsylvania.

Through various wholly owned subsidiaries, the Company also owns and occupies additional office facilities in three other locations and rents additional office space for its insurance operations in 15 other locations. The Company believes that such owned properties are suitable and adequate for its current business operations.

Item 3. Legal Proceedings

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to the Company's financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

    Name                 Age           Position
    ----                 ---           --------
John W. Smithson .........54       President and Chief Executive Officer
Frederick W. Anton III....66       Chairman of the Board
Ronald S. Austin .........42       President and Chief Operating Officer
                                    - Caliber One Management Company
Vincent T. Donnelly ......47       President and Chief Operating Officer -
                                    The PMA Insurance Group
Francis W. McDonnell .....43       Senior Vice President, Chief Financial
                                    Officer and Treasurer
Robert L. Pratter.........55       Senior Vice President, General Counsel
                                    and Secretary
Stephen G. Tirney ........46       President and Chief Operating Officer - PMA
                                    Reinsurance Corporation

John W. Smithson has served as President and Chief Executive Officer of the Company since May 1997, and as a director of the Company since 1987. Mr. Smithson served as President and Chief Operating Officer of the Company from 1995 to May 1997, as Chairman and Chief Executive Officer of PMA Reinsurance Corporation since 1984, as Chairman and Chief Executive Officer of The PMA Insurance Group since April 1995, and as Chairman and Chief Executive Officer of Caliber One Management Company since April 1997.

Frederick W. Anton III has served as Chairman of the Board since 1995 and as a director of the Company since 1972. Mr. Anton served as Chairman of the Board and Chief Executive Officer from 1995 to May 1997, and as President and Chief Executive Officer from 1981 to 1995.

Ronald S. Austin has served as the President and Chief Operating Officer of Caliber One Management Company since 1997. From 1988 to 1997, Mr. Austin served as an officer and director of General Star Management Company, a member of the General Re Group.

Vincent T. Donnelly has served as President and Chief Operating Officer of The PMA Insurance Group since February 1997. Mr. Donnelly served as Senior Vice President - Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

Francis W. McDonnell has served as Senior Vice President and Chief Financial Officer of the Company since 1995 and as Treasurer since 1997, and has served as Senior Vice President and Chief Financial Officer of PMA Reinsurance Corporation since 1995.

Robert L. Pratter has served as Senior Vice President, General Counsel and Secretary since 1999. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane, Morris & Heckscher LLP.

Stephen G. Tirney has served as President and Chief Operating Officer of PMA Reinsurance Corporation since 1997. Mr. Tirney served as Executive Vice President of PMA Reinsurance Corporation from 1993 to 1997.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

The "Class A Common Stock Prices" under the caption "Quarterly Financial Information" and the last paragraph on page 69 of the Annual Report, as well as the information under the captions "Securities Listing" and "Dividends" on page 72 of the Annual Report are incorporated herein by reference. Further, the information in Note 14 to the Financial Statements in the Annual Report and under the caption "Regulation--Restrictions on Subsidiaries' Dividends and Other Payments" in Item 1 of this Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the year ended December 31, 1997, the Company sold shares of Class A Common Stock in connection with the exercise of employee stock options pursuant to the terms of the Company's stock option plans. In 1997, an aggregate of 162,248 shares were sold to fourteen officers and employees of the Company pursuant to such options at exercise prices ranging from $8.00 to $15.00 per share for an aggregate price of $1,424,349. Additionally, in 1997, the Company sold 1,000 shares to employees at $18.00 per share. The Company believes that these sales were made pursuant to the exemption afforded by Section 4(2) of the Securities Act inasmuch as the sales were made to a limited number of sophisticated investors in transactions not involving a public offering. No unregistered sales of Company securities were made in 1999 or 1998.

Item 6. Selected Financial Data

The information under the caption "Selected Financial Data" on pages 26 and 27 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 43 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information under the caption "Market Risk of Financial Instruments" on page 41 of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 44 through 67 and the Report of Independent Accountants on page 68 of the Annual Report are incorporated herein by reference, as is the unaudited "Income Statement Data" and "Per Share Data" under the caption "Quarterly Financial Information" on page 69 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

See "Executive Officers of the Registrant" under Item 4 above. The information under the captions "Nominees For Election" and "Directors Continuing in Office" on pages 5 and 6 of the Company's 2000 Proxy Statement dated March 23, 2000 ("Proxy Statement") is incorporated herein by reference, as is the information under the caption "Section 16(a) Beneficial Reporting Compliance" on page 33 of the Proxy Statement.

Item 11. Executive Compensation

The information under the caption "Compensation of Executive Officers" on pages 8 through 11 and under the caption "Director Compensation" on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Beneficial Ownership of Common Stock and Class A Common Stock" on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the captions "Certain Transactions" on pages 15 and 16 as well as "Compensation Committee Interlocks and Insider Participation" on page 11 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES
(a) (1) The following consolidated financial statements of PMA Capital and its subsidiary companies and Report of Independent Accountants, included on pages 44 through 68 of the Annual Report are incorporated herein by reference:

     o    Consolidated Balance Sheets at December 31, 1999 and 1998

     o Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

     o Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     o Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

     o Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, 1998 and 1997

     o    Notes to Consolidated Financial Statements

     o    Report of Independent Accountants

(a) (2) The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.


(a) (3) The Exhibits are listed in the Index to Exhibits on pages E-1 through E-4.


(b)      Reports on Form 8-K filed during the quarter ended December 31, 1999:

         During the quarterly period ended December 31, 1999, the Company filed the following report on Form 8-K:

         - dated November 3, 1999, Item 5 - containing a news release regarding its third quarter 1999 results

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, and in the capacities indicated, by the undersigned, thereunto duly authorized.

                                   PMA CAPITAL CORPORATION

Date:   March 29, 2000             By: /s/ Francis W. McDonnell
     -----------------                -------------------------
                                   Francis W. McDonnell
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

Signature*                           Title
----------                           -----
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

*  By: /s/  Charles A. Brawley, III
       ----------------------------
           Charles A. Brawley, III
                 Attorney-in-Fact

                             PMA Capital Corporation
                     Index to Financial Statement Schedules

Schedule No.            Description                                       Page

    II          Condensed Financial Information of                 FS-2 to FS-4
                Registrant as of December 31, 1999 and
                1998 and for the years ended December 31, 1999, 1998 and 1997

    III         Supplementary Insurance Information for the               FS-5
                years ended December 31, 1999, 1998 and 1997

    IV          Reinsurance for the years ended December 31,              FS-6
                1999, 1998 and 1997

    V           Valuation and Qualifying Accounts for the                 FS-7
                years ended December 31, 1999, 1998 and 1997

    VI          Supplemental Information Concerning                       FS-8
                Property and Casualty Insurance Operations for the years ended December 31, 1999, 1998 and 1997

                Report of Independent Accountants on Financial            FS-9
                Statement Schedules


Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company's 1999 consolidated financial statements and notes thereto.

                                            PMA Capital Corporation
                              Schedule II - Registrant Only Financial Statements
                                                Balance Sheets
                                             (Parent Company Only)

                                                                                          December 31,
(dollar amounts in thousands)                                                          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Assets
     Cash                                                                           $     605      $      --
     Investment in subsidiaries                                                       620,788        700,772
     Deferred income taxes, net                                                         2,527          8,078
     Other assets                                                                         316            420
                                                                                    ------------------------
              Total assets                                                          $ 624,236      $ 709,270
                                                                                    ========================


Liabilities
     Long-term debt                                                                 $ 163,000      $ 163,000
     Related party payables                                                            15,294         14,354
     Other liabilities                                                                 16,799         20,436
                                                                                    ------------------------
              Total liabilities                                                       195,093        197,790


Stockholders' Equity
     Common stock, $5 par value (40,000,000 shares authorized;
          1999 - 13,084,665 shares issued and 12,648,658 outstanding
          1998 - 13,956,268 shares issued and 13,520,261 outstanding)                  65,423         69,781
     Class A Common stock, $5 par value (40,000,000 shares authorized;
          1999 - 11,358,280 shares issued and 9,692,854 outstanding
          1998 - 10,486,677 shares issued and 9,837,963 outstanding)                   56,791         52,433
     Additional paid-in capital - Class A Common stock                                    339            339
     Retained earnings                                                                391,981        377,601
     Accumulated other comprehensive income (loss)                                    (46,844)        30,016
     Notes receivable from officers                                                       (56)          (498)
     Treasury stock, at cost:
          Common stock (1999 - 436,007 shares; 1998 - 436,007 shares)                  (5,582)        (5,582)
          Class A Common stock (1999 - 1,665,426 shares; 1998 - 648,714 shares)       (32,909)       (12,610)
                                                                                    ------------------------
              Total shareholders' equity                                              429,143        511,480
                                                                                    ------------------------
              Total liabilities and shareholders' equity                            $ 624,236      $ 709,270
                                                                                    ========================



        These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

                                                     PMA Capital Corporation
                                       Schedule II - Registrant Only Financial Statements
                                                    Statements of Operations
                                                      (Parent Company Only)

                                                                                        Years ended December 31,
(dollar amounts in thousands)                                                 1999                 1998                1997
------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income (expense)                                  $           (14)      $         (18)      $          70
     Net realized investment loss                                                   -              (1,740)                  -
     Other revenues                                                                98               1,089                 193
                                                                      --------------------------------------------------------
                Total revenues                                                     84                (669)                263
                                                                      --------------------------------------------------------


Expenses:
     General expenses                                                           8,012              10,834               6,911
     Interest expense                                                          12,434              15,221              15,764
                                                                      --------------------------------------------------------
                Total expenses                                                 20,446              26,055              22,675
                                                                      --------------------------------------------------------


     Loss before income taxes, equity in earnings of subsidiaries
          and extraordinary loss                                              (20,362)            (26,724)            (22,412)

     Income tax expense (benefit)                                              (6,426)              1,256             (14,271)
                                                                      --------------------------------------------------------

     Loss before equity in earnings of subsidiaries and
          extraordinary loss                                                  (13,936)            (27,980)             (8,141)

     Equity in earnings of subsidiaries                                        39,530              72,714              27,894
                                                                      --------------------------------------------------------

     Income before extraordinary loss                                          25,594              44,734              19,753

     Extraordinary loss from early extinguishment of debt
          (net of income tax benefit of $2,549)                                     -                   -              (4,734)
                                                                      --------------------------------------------------------

Net income                                                            $        25,594       $      44,734       $      15,019
                                                                      ========================================================

                                These financial statements should be read in conjunction with the
                                    Consolidated Financial Statements and the notes thereto.

                                                   PMA Capital Corporation
                                     Schedule II - Registrant Only Financial Statements
                                                  Statements of Cash Flows
                                                    (Parent Company Only)

                                                                                             Years ended December 31,
(dollar amounts in thousands)                                                           1999          1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income                                                                     $   25,594     $  44,734     $  15,019
     Adjustments to reconcile net income to net cash flows provided by operating activities:
          Equity in earnings of subsidiaries                                           (39,530)      (72,714)      (27,894)
          Dividends received from subsidiaries                                          43,206        35,502        22,500
          Net tax sharing payments received from subsidiaries                           21,798        29,728        19,950
          Net realized investment losses                                                     -         1,740             -
          Deferred income tax expense                                                    5,926        21,085         9,614
          Extraordinary loss from early extinguishment of debt                               -             -         4,734
          Other, net                                                                    (5,173)       17,771        (3,426)
                                                                                   ----------------------------------------
     Net cash flows provided by operating activities                                    51,821        77,846        40,497

Cash Flows From Investing Activities:
     Cash contributions to subsidiaries                                                 (7,100)         (480)      (11,000)
                                                                                   ----------------------------------------
     Net cash flows used by investing activities                                        (7,100)         (480)      (11,000)
                                                                                   ----------------------------------------

Cash Flows From Financing Activities:
     Dividends paid to shareholders                                                     (7,795)       (7,939)       (7,965)
     Purchase of treasury stock                                                        (30,241)      (18,850)         (597)
     Proceeds from exercised stock options and issuance of Class A
       Common stock                                                                      6,035         4,283         1,442
     Change in related party receivables and payables                                  (12,557)      (14,813)      (21,389)
     Repayments of long-term debt                                                            -       (40,000)     (211,699)
     Proceeds from issuance of long-term debt                                                -             -       210,000
     Net repayments (issuance) of notes receivable from officers                           442          (300)          964
                                                                                   ----------------------------------------
     Net cash flows used by financing activities                                       (44,116)      (77,619)      (29,244)
                                                                                   ----------------------------------------

Net increase (decrease) in cash                                                            605          (253)          253
Cash - beginning of year                                                                     -           253             -
                                                                                   ----------------------------------------
Cash - end of year                                                                  $      605     $       -     $     253
                                                                                   ========================================


Supplementary cash flow information:
    Income taxes paid (refunded)                                                    $   12,352     $ (15,170)    $ (19,112)
    Interest paid                                                                   $   12,263     $  15,107     $  19,776


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

                                                       PMA Capital Corporation
                                                            Schedule III
                                                 Supplementary Insurance Information

                                       Unpaid
                         Deferred      losses                                           Losses
                         policy       and loss                  Net          Net       and loss                               Net
(dollar amounts         acquisition  adjustment   Unearned    premiums    investment  adjustment Acquisition  Operating    premiums
 in thousands)            costs       expenses    premiums     earned      income(1)   expenses    expenses   expenses      written

 Year ended
 December 31, 1999:
The PMA Insurance Group   $20,558    $1,144,087    $120,928    $221,934     $50,282    $166,674     $39,378    $38,909     $233,713
PMA Re                     23,446       743,528      88,183     293,862      57,686     206,891      80,749     13,589      278,998
Caliber One                 4,945        54,809      51,241      24,729       2,459      18,908       4,241      3,956       51,237
Corporate and Other            --        (9,823)         --        (438)       (370)         --          --     10,368         (438)
                         -----------------------------------------------------------------------------------------------------------
          Total           $48,949    $1,932,601    $260,352    $540,087    $110,057    $392,473    $124,368    $66,822     $563,510
                         ===========================================================================================================

 Year ended
 December 31, 1998:
The PMA Insurance Group   $18,660    $1,250,694    $109,766    $241,928     $64,580    $197,525     $45,190    $45,309     $234,837
PMA Re                     30,446       668,604     109,675     223,559      54,734     154,062      64,689     13,134      234,010
Caliber One                 2,009        33,147       8,504       1,750       1,453       1,402         958      2,449        6,436
Corporate and Other            --       (11,550)         --        (522)       (642)       (318)         --     11,267         (522)
                         -----------------------------------------------------------------------------------------------------------
          Total           $51,115    $1,940,895    $227,945    $466,715    $120,125    $352,671    $110,837    $72,159     $474,761
                         ===========================================================================================================

 Year ended
 December 31, 1997:
The PMA Insurance Group   $20,010    $1,353,917    $115,998    $212,348     $81,927    $193,530     $48,343    $51,848     $203,348
PMA Re                     25,278       622,484      95,457     163,603      52,270     113,931      45,158     10,827      177,934
Corporate and Other            --        26,786          --          --        (805)       (180)         --     12,464           --
                         -----------------------------------------------------------------------------------------------------------
          Total           $45,288    $2,003,187    $211,455    $375,951    $133,392    $307,281     $93,501    $75,139     $381,282
                         ===========================================================================================================

(1) Net investment income is based on each segment's invested assets.

                             PMA Capital Corporation
                                   Schedule IV
                                   Reinsurance

                                                                        Assumed
                                                          Ceded to       from                   Percentage of
                                               Direct      other         other                 amount assumed
(dollar amounts in thousands)                  amount     companies    companies    Net amount     to net
--------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999:

Property and liability insurance premiums     $328,590     $154,532     $366,029     $540,087        68%
                                              ========     ========     ========     ========     ========

Year Ended December 31, 1998:

Property and liability insurance premiums     $286,987     $ 96,961     $276,689     $466,715        59%
                                              ========     ========     ========     ========     ========

Year Ended December 31, 1997:

Property and liability insurance premiums     $277,871     $118,277     $216,357     $375,951        58%
                                              ========     ========     ========     ========     ========


                                              PMA Capital Corporation
                                                     Schedule V
                                         Valuation and Qualifying Accounts

                                                                                    Deductions -
                                                  Balance at        Charged to      write-offs of         Balance at
(dollar amounts in thousands)                    beginning of       costs and       uncollectible           end of
       Description                                  period           expenses         accounts              period
Year ended December 31, 1999:
 Allowance for uncollectible accounts:
    Premiums receivable                             $19,874            $275           $2,061               $18,088
    Reinsurance receivables                           2,178           3,350               --                 5,528

Year ended December 31, 1998:
 Allowance for uncollectible accounts:
    Premiums receivable                             $18,406          $1,488              $20               $19,874
    Reinsurance receivables                           2,096             108               26                 2,178

Year ended December 31, 1997:
 Allowance for uncollectible accounts:
    Premiums receivable                             $18,877              --             $471               $18,406
    Reinsurance receivables                           2,603              --              507                 2,096


                                                      PMA Capital Corporation
                                                            Schedule VI
                          Supplemental Information Concerning Property and Casualty Insurance Operations


                                                                                Discount on
                                                                               reserves for
                                          Deferred      Reserves for unpaid    unpaid claims
(dollar amounts in thousands)              policy        claims and claim        and claim
                                         acquisition        adjustment          adjustment           Unearned             Earned
 Affiliation with registrant               costs             expenses           expenses (1)         premiums            premiums

Consolidated property-casualty
subsidiaries:
Year Ended December 31, 1999              $48,949          $1,932,601            $180,379            $260,352            $540,087

Year Ended December 31, 1998               51,115           1,940,895             194,624             227,945             466,715

Year Ended December 31, 1997               45,288           2,003,187             460,230             211,455             375,951





                                                         Claims and claim
                                                       adjustment expenses
                                                       incurred related to
(dollar amounts in thousands)          Net           -------------------------                      Paid claims         Net
                                    investment       Current          Prior         Acquisition    and adjustment     premiums
 Affiliation with registrant         income            year          years (2)        expenses        expenses        written


Consolidated property-casualty
subsidiaries:

Year Ended December 31, 1999         $110,057        $409,554        $(32,514)        $124,368        $455,293        $563,510

Year Ended December 31, 1998          120,125         373,098         (46,515)         110,837         458,844         474,761

Year Ended December 31, 1997          133,392         341,880         (86,006)          93,501         470,874         381,282

(1)  Workers' compensation reserves discounted at approximately 5%.
(2) Excludes accretion of loss reserve discount of $15,433, $26,088 and $51,407 in 1999, 1998 and 1997, respectively.

PricewaterhouseCoopers LLP  [Letterhead]



                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and Shareholders of PMA Capital Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 2, 2000 appearing in the 1999 Annual Report to Shareholders of PMA Capital Corporations (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

February 2, 2000

                                                     INDEX TO EXHIBITS

Exhibit
 No.      Description of Exhibit                             Method of Filing
-----------------------------------------------------       ----------------
(3)     Articles of incorporation and bylaws:

3.1     Amended and Restated Articles of                    Filed herewith.
        Incorporation of the Company as last amended
        December 7, 1998.

3.2     Amended and Restated Bylaws of the Company.         Filed herewith.

(10) Material Contracts: Exhibits 10.1 through 10.21 are management contracts or compensatory plans.

10.1    Deferred Compensation Plan for Non-Employee         Filed herewith.
        Directors of the Company.

10.2    Amended and Restated Employment Agreement,          Filed as Exhibit 10.6 to the Company's Quarterly Report on
        dated May 1, 1999, between PMA Capital              Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and
        Corporation and Frederick W. Anton III.             incorporated herein by reference.

10.3    Amended and Restated Split-Dollar Insurance         Filed as Exhibit 10.7 to the Company's Quarterly Report on
        Agreement, dated May 12, 1999, among PMA            Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and
        Capital Corporation, Frederick W. Anton III         incorporated herein by reference.
        and Irrevocable Deed and Trust of Frederick
        W. Anton III.

10.4    Split-Dollar Insurance Agreement, dated May         Filed as Exhibit 10.8 to the Company's Quarterly Report on
        12, 1999, among PMA Capital Corporation,            Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and
        Frederick W. Anton III and Irrevocable Deed         incorporated herein by reference.
        of Trust of Frederick W. Anton III.

10.5    Split-Dollar Insurance Agreement, dated May         Filed as Exhibit 10.9 to the Company's Quarterly Report on
        12, 1999, among PMA Capital Corporation,            Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and
        Frederick W. Anton III and Irrevocable Deed         incorporated herein by reference.
        of Trust of Frederick W. Anton III.

10.6    Employment Agreement dated May 1, 1995              Filed as Exhibit 10.2 to the Company's Registration
        between the Company and John W. Smithson.           Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.7    Company's EDC Plan Trust Agreement dated as         Filed as Exhibit 10.3 to the Company's Registration
        of 1994.                                            Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.8    Company's Amended and Restated Executive            Filed as Exhibit 10.4 to the Company's Annual Report on Form
        Deferred Compensation Plan.                         10-K for the year ended December 31, 1998 and incorporated herein by reference.




10.9    Company's Supplemental Executive Retirement         Filed as Exhibit 10.4 to the Company's Registration
        Plan (SERP) dated July 1995.                        Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.10   Company's Amended and Restated 1987                 Filed as Exhibit 10.5 to the Company's Registration
        Incentive Stock Option Plan.                        Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.11   Company's Amended and Restated 1991 Equity          Filed as Exhibit 10.6 to the Company's Registration
        Incentive Plan.                                     Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.12   Amendment No. 1 to the Amended and Restated         Filed as Exhibit 10.1 to the Company's Quarterly Report on
        1991 Equity Incentive Plan dated May 5,             Form 10-Q for the quarter ended June 30, 1999 and
        1999.                                               incorporated herein by reference.

10.13   Company's Amended and Restated 1993 Equity          Filed as Exhibit 10.7 to the Company's Registration
        Incentive Plan.                                     Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.14   Amendment No. 1 to the Amended and Restated         Filed as Exhibit 10.2 to the Company's Quarterly Report on
        1993 Equity Incentive Plan dated May 5,             Form 10-Q for the quarter ended June 30, 1999 and
        1999.                                               incorporated herein by reference.

10.15   Company's Amended and Restated 1994 Equity          Filed as Exhibit 10.8 to the Company's Registration
        Incentive Plan.                                     Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.16   Amendment No. 1 to the Amended and Restated         Filed as Exhibit 10.3 to the Company's Quarterly Report on
        1994 Equity Incentive Plan dated May 5,             Form 10-Q for the quarter ended June 30, 1999 and
        1999.                                               incorporated herein by reference.

10.17   Company's 1995 Equity Incentive Plan.               Filed as Exhibit 10.9 to the Company's Registration
                                                            Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.18   Amendment No. 1 to the 1995 Equity Incentive        Filed as Exhibit 10.4 to the Company's Quarterly Report on
        Plan dated May 5, 1999.                             Form 10-Q for the quarter ended June 30, 1999 and
                                                            incorporated herein by reference.

10.19   Company's 1996 Equity Incentive Plan.               Filed as Exhibit 10.10 to the Company's Registration
                                                            Statement on Form 10 dated June 26, 1997 and incorporated
                                                            herein by reference.

10.20   Amendment No. 1 to the 1996 Equity Incentive        Filed as Exhibit 10.5 to the Company's Quarterly Report on
        Plan dated May 5, 1999.                             Form 10-Q for the quarter ended June 30, 1999 and
                                                            incorporated herein by reference.

10.21   Company's 1999 Equity Incentive Plan.               Filed as Annex A to the Company's Definitive Proxy Statement
                                                            on Schedule 14A dated March 26, 1999 and incorporated
                                                            herein by reference.


10.22   Credit Agreement dated as of March 14, 1997         Filed as Exhibit 10.13 to the Company's Registration
        by and among the Company, The Bank of New           Statement on Form 10 dated June 26, 1997 and incorporated
        York, First Union National Bank of North            herein by reference.
        Carolina, Fleet National Bank, PNC Bank,
        National Association, Mellon Bank, N.A.,
        CoreStates Bank, N.A. and Dresdener Bank AG,
        New York Branch and Grand Cayman Branch.

10.23   Master Agreement dated as of February 7,            Filed as Exhibit 10.14 to the Company's Registration
        1997 between the Company and First Union            Statement on Form 10 dated June 26, 1997 and incorporated
        National Bank of North Carolina.                    herein by reference.

10.24   First Amended and Restated Letter of Credit         Filed as Exhibit 10.15 to the Company's Registration
        Agreement, dated March 14, 1997, by and             Statement on Form 10 dated June 26, 1997 and incorporated
        among the Company, the Bank of New York,            herein by reference.
        Mellon Bank, N.A., Fleet Bank, National
        Association, PNC Bank, National Association
        and First Union Bank of North Carolina.

10.25   Amendment No. 1 and Restatement, dated              Filed as Exhibit 10.15 to the Company's Annual Report on
        September 29, 1997, to the First Amended and        Form 10-K for the year ended December 31, 1998 and
        Restated Letter of Credit Agreement, dated          incorporated herein by reference.
        March 14, 1997.

10.26   Amendment No. 2, dated September 28, 1998,          Filed as Exhibit 10.16 to the Company's Annual Report on
        to the First Amended and Restated Letter of         Form 10-K for the year ended December 31, 1998 and
        Credit Agreement, dated March 14, 1997.             incorporated herein by reference.

10.27   Amendment No. 3, dated October 2, 1998, to          Filed as Exhibit 10.17 to the Company's Annual Report on
        the First Amended and Restated Letter of            Form 10-K for the year ended December 31, 1998 and
        Credit Agreement, dated March 14, 1997.             incorporated herein by reference.

10.28   Amended No. 4, dated as of September 27,            Filed as Exhibit 10 to the Company's Quarterly Report on
        1999, to First Amendment and Restated Letter        Form 10-Q for the quarter ended September 30, 1999 and
        of Credit Agreement, dated March 14, 1997.          incorporated herein by reference.

10.29   Caliber One Indemnity Company Purchase              Filed as Exhibit 10.17 to the Company's Annual Report on
        Agreement dated December 15, 1997.                  Form 10-K for the year ended December 31, 1997 and
                                                            incorporated herein by reference.

(12)    Computation of Ratio of Earnings to Fixed           Filed herewith.
        Charges.

(13)    Portions of the Company's 1999 Annual Report        Filed herewith.
        to Shareholders, which are expressly
        incorporated by reference in this Form 10-K,
        are "filed" as part of this Form 10-K.

(21)    Subsidiaries of the Company.                        Filed herewith.

(23)    Consent of independent accountant.                  Filed herewith.




(24)    Power of attorney.

24.1    Powers of attorney.                                 Filed herewith.

24.2    Certified resolutions.                              Filed herewith.

(27)    Financial Data Schedule.                            Filed herewith (EDGAR version only).



Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary