Form 10-Q
period 2000-03-31
PMA CAPITAL CORP
filed 2000-05-12
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(MARK ONE)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-22761

                             PMA Capital Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                           23-2217932
     -------------------------------                ------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

        Mellon Bank Center, Suite 2800
              1735 Market Street
            Philadelphia, Pennsylvania                  19103-7590
    --------------------------------------              -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 22,119,667 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2000.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page

Part I.   Financial Information

Item 1.   Financial statements

          Consolidated statements of operations for the three months
          ended March 31, 2000 and 1999 (unaudited)                            1

          Consolidated balance sheets as of March 31, 2000 (unaudited)
          and December 31, 1999                                                2

          Consolidated statements of cash flows for the three
          months ended March 31, 2000 and 1999 (unaudited)                     3

          Consolidated statements of comprehensive income (loss)
          for the three months ended March 31, 2000 and 1999 (unaudited)       4

          Notes to the consolidated financial statements                       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    23

Signatures                                                                    24

Exhibit Index                                                                 25

                             PMA Capital Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
(dollar amounts in thousands, except per share data)           2000              1999
----------------------------------------------------------------------------------------
Revenues:
      Net premiums written                                  $ 163,934         $ 168,517
      Change in net unearned premiums                         (38,112)          (59,195)
                                                            ---------         ---------
           Net premiums earned                                125,822           109,322
      Net investment income                                    28,193            27,109
      Net realized investment gains (losses)                   (5,461)              877
      Other revenues                                            3,387             3,138
                                                            ---------         ---------
           Total revenues                                     151,941           140,446
                                                            ---------         ---------

Losses and expenses:
      Losses and loss adjustment expenses                      94,288            81,736
      Acquisition expenses                                     26,697            20,398
      Operating expenses                                       16,452            17,084
      Dividends to policyholders                                4,690             5,068
      Interest expense                                          3,075             3,013
                                                            ---------         ---------
           Total losses and expenses                          145,202           127,299
                                                            ---------         ---------

      Income before income taxes and cumulative
           effect of accounting change                          6,739            13,147

Income tax expense:
      Current                                                   2,099               945
      Deferred                                                    262             3,734
                                                            ---------         ---------
           Total                                                2,361             4,679
                                                            ---------         ---------

Income before cumulative effect of accounting change            4,378             8,468

Cumulative effect of accounting change (net of
      income tax benefit of $1,485)                                --            (2,759)
                                                            ---------         ---------
Net income                                                  $   4,378         $   5,709
                                                            =========         =========

Income per share:
      Basic:
           Income before cumulative effect of
                accounting change                           $    0.20         $    0.36
           Cumulative effect of accounting change                  --             (0.12)
                                                            ---------         ---------
           Net income                                       $    0.20         $    0.24
                                                            =========         =========

      Diluted:
           Income before cumulative effect of
                accounting change                           $    0.19         $    0.35
           Cumulative effect of accounting change                  --             (0.11)
                                                            ---------         ---------
           Net income                                       $    0.19         $    0.24
                                                            =========         =========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                           Consolidated Balance Sheets

                                                                                       (Unaudited)
                                                                                           As of              As of
                                                                                         March 31,         December 31,
(dollar amounts in thousands)                                                              2000                1999
----------------------------------------------------------------------------------------------------------------------
Assets:
      Investments:
      Fixed maturities available for sale, at fair value
           (amortized cost: 2000 - $1,607,414; 1999 - $1,648,894)                      $ 1,553,337         $ 1,579,640
      Equity securities, at fair value (cost: 2000 - $46,925; 1999 - $37,779)               46,869              34,966
      Short-term investments, at amortized cost which approximates fair value              349,495             303,429
                                                                                       -----------         -----------
           Total investments                                                             1,949,701           1,918,035

      Cash                                                                                  11,040              84,261
      Accrued investment income                                                             20,905              20,480
      Premiums receivable (net of valuation allowance:
           2000 - $17,373; 1999 - $18,088)                                                 280,779             271,833
      Reinsurance receivables (net of valuation allowance:
           2000 - $3,890; 1999 - $5,528)                                                   702,875             658,164
      Deferred income taxes, net                                                            98,825             105,363
      Deferred acquisition costs                                                            53,658              48,949
      Other assets                                                                         165,575             138,002
                                                                                       -----------         -----------
           Total assets                                                                $ 3,283,358         $ 3,245,087
                                                                                       ===========         ===========

Liabilities:
      Unpaid losses and loss adjustment expenses                                       $ 1,927,755         $ 1,932,601
      Unearned premiums                                                                    305,350             260,352
      Long-term debt                                                                       163,000             163,000
      Accounts payable and accrued expenses                                                109,686             109,447
      Funds held under reinsurance treaties                                                108,343              94,445
      Dividends to policyholders                                                            14,636              13,782
      Payable under securities loan agreements                                             215,964             242,317
                                                                                       -----------         -----------
           Total liabilities                                                             2,844,734           2,815,944
                                                                                       -----------         -----------

      Commitments and contingencies (Note 4)
Shareholders' Equity:
      Common stock, $5 par value (40,000,000 shares authorized;
           2000 - 11,933,404 shares issued and 11,497,397 outstanding;
           1999 - 13,084,665 shares issued and 12,648,658 outstanding)                      59,667              65,423
      Class A Common stock, $5 par value (40,000,000 shares authorized;
           2000 - 12,509,541 shares issued and 10,618,990 outstanding;
           1999 - 11,358,280 shares issued and 9,692,854 outstanding)                       62,547              56,791
      Additional paid-in capital - Class A Common stock                                        339                 339
      Retained earnings                                                                    394,069             391,981
      Accumulated other comprehensive loss                                                 (35,187)            (46,844)
      Notes receivable from officers                                                           (56)                (56)
      Treasury stock, at cost:
           Common stock (shares: 2000 - 436,007 and 1999 - 436,007)                         (5,582)             (5,582)
           Class A Common stock (shares: 2000 - 1,890,551 and 1999 - 1,665,426)            (37,173)            (32,909)
                                                                                       -----------         -----------
                Total shareholders' equity                                                 438,624             429,143
                                                                                       -----------         -----------
                Total liabilities and shareholders' equity                             $ 3,283,358         $ 3,245,087
                                                                                       ===========         ===========

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
(dollar amounts in thousands)                                                         2000             1999
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                         $   4,378         $   5,709
Adjustments to reconcile net income to net cash flows provided by (used in)
           operating activities:
      Depreciation and amortization                                                    1,468             2,002
      Provision for deferred income taxes                                                262             3,734
      Net realized investment (gains) losses                                           5,461              (877)
      Cumulative effect of accounting change                                              --             2,759
      Change in:
           Premiums receivable and unearned premiums, net                             36,052            31,331
           Dividends to policyholders                                                    854               315
           Reinsurance receivables                                                   (44,711)            4,871
           Unpaid losses and loss adjustment expenses                                 (4,846)          (26,158)
           Accrued investment income                                                    (425)           (3,071)
           Deferred acquisition costs                                                 (4,709)          (11,584)
      Other, net                                                                     (13,742)           (1,863)
                                                                                   ---------         ---------
Net cash flows provided by (used in) operating activities                            (19,958)            7,168
                                                                                   ---------         ---------

Cash  flows from investing activities:
      Fixed maturities available for sale:
           Purchases                                                                (247,036)         (292,740)
           Maturities or calls                                                        45,187            30,955
           Sales                                                                     236,789           278,168
      Equity securities:
           Purchases                                                                 (14,539)               --
           Sales                                                                       6,142                --
      Net (purchases) sales  of short-term investments                               (72,420)            2,349
      Other, net                                                                        (813)           (1,052)
                                                                                   ---------         ---------
Net cash flows provided by (used in) investing activities                            (46,690)           17,680
                                                                                   ---------         ---------

Cash flows from financing activities:
      Dividends paid to shareholders                                                  (1,887)           (1,909)
      Proceeds from exercise of stock options                                          1,338             3,906
      Purchase of treasury stock                                                      (6,024)          (11,258)
      Net repayments of notes receivable from officers                                    --               289
                                                                                   ---------         ---------
Net cash flows used in financing activities                                           (6,573)           (8,972)
                                                                                   ---------         ---------

Net increase (decrease) in cash                                                      (73,221)           15,876
Cash - beginning of period                                                            84,261             2,562
                                                                                   ---------         ---------
Cash - end of period                                                               $  11,040         $  18,438
                                                                                   =========         =========

Supplementary cash flow information:
      Income taxes paid                                                            $   1,500         $   2,997
      Interest paid                                                                $   3,014         $   3,061

        See accompanying notes to the consolidated financial statements.

                             PMA Capital Corporation
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
(dollar amounts in thousands)                                        2000            1999
--------------------------------------------------------------------------------------------

Net income                                                         $  4,378        $  5,709
                                                                   --------        --------

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
           Holding gains (losses) arising during the period           8,107         (24,299)
           Less:  reclassification adjustment for (gains)
                losses included in net income (net of tax
                expense (benefit):  2000 - ($1,911);
                1999 - $307)                                          3,550            (570)
                                                                   --------        --------

Other comprehensive income (loss), net of tax                        11,657         (24,869)
                                                                   --------        --------

Comprehensive income (loss)                                        $ 16,035        $(19,160)
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

Reinsurance -- PMA Capital's reinsurance operations ("PMA Re") consist mainly of PMA Reinsurance Corporation, a Pennsylvania domiciled insurance company, and emphasize risk-exposed, excess of loss reinsurance and operate in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

Workers' Compensation and Primary Standard Insurance -- PMA Capital's property and casualty insurance subsidiaries ("The PMA Insurance Group") include Pennsylvania domiciled insurance companies as well as certain foreign subsidiaries. The PMA Insurance Group primarily writes workers' compensation, integrated disability and to a lesser extent, other standard lines of commercial insurance, primarily in the Mid-Atlantic and Southern regions of the U.S. The majority of The PMA Insurance Group's business is produced by independent agents and brokers.

Specialty Property and Casualty -- Caliber One writes business through surplus lines brokers and managing general agents on a national basis. Caliber One's excess and surplus lines insurance affiliate, Caliber One Indemnity Company, is an eligible surplus lines insurer in 41 states, the District of Columbia and Puerto Rico.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. It is management's opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in its 1999 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 1999.

B. Recent Accounting Pronouncements - Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. The adoption of SOP 98-7 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of income tax benefit of $1.5 million, which has been reported as a cumulative effect of accounting change. This accounting change impacts The PMA Insurance Group segment.

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

3.   REINSURANCE

In the ordinary course of business, PMA Capital's reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various pools and associations. The reinsurance and insurance subsidiaries cede business, primarily on an excess of loss basis, in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and loss adjustment expenses ("LAE") incurred are as follows:

                                          Three Months Ended
                                               March 31,
(dollar amounts in thousands)        2000                  1999
------------------------------------------------------------------
Earned Premiums:
      Direct                       $  98,049             $  75,326
      Assumed                         82,679                69,446
      Ceded                          (54,906)              (35,450)
                                   ---------             ---------
      Net                          $ 125,822             $ 109,322
                                   =========             =========
Losses and LAE:
      Direct                       $ 101,489             $  62,643
      Assumed                         59,433                36,056
      Ceded                          (66,634)              (16,963)
                                   ---------             ---------
      Net                          $  94,288             $  81,736
                                   =========             =========

4.   COMMITMENTS AND CONTINGENCIES

The Company's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as coverage for Year 2000, tobacco and other claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at March 31, 2000 (see Note 2-B regarding SOP 97-3).

The Company has provided guarantees of approximately $7.8 million, primarily related to loans on properties in which the Company has an interest.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company's financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to the Company's financial condition, results of operations or liquidity.

5.   EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

                                                   Three Months Ended
                                                         March 31,
                                               2000                  1999
----------------------------------------------------------------------------
Denominator:
Basic shares - weighted average
      Common and Class A Common
      shares outstanding                    22,265,688            23,317,630
Effect of dilutive stock options               550,599               785,822
                                            ----------            ----------
Total diluted shares                        22,816,287            24,103,452
                                            ==========            ==========

6.   BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:

                                                            Three Months Ended
                                                                 March 31,
(dollar amounts in thousands)                            2000                1999
------------------------------------------------------------------------------------
Revenues:
PMA Re                                                $  77,991           $  66,061
The PMA Insurance Group
      Excluding Run-off Operations                       70,870              68,835
      Run-off Operations                                  1,086               1,126
                                                      ---------           ---------
      Total                                              71,956              69,961
Caliber One                                               6,975               3,046
Corporate and Other                                         480                 501
Net realized investment gains (losses)                   (5,461)                877
                                                      ---------           ---------
Total revenues                                        $ 151,941           $ 140,446
                                                      =========           =========

Components of pre-tax operating
income(1) and net income:
PMA Re                                                $  13,983           $  12,749
The PMA Insurance Group:
      Excluding Run-off Operations                        5,383               4,919
      Run-off Operations                                    219                  66
                                                      ---------           ---------
      Total                                               5,602               4,985
Caliber One                                              (2,273)               (696)
Corporate and Other                                      (5,112)             (4,768)
                                                      ---------           ---------
Pre-tax operating income                                 12,200              12,270
Net realized investment gains (losses)                   (5,461)                877
                                                      ---------           ---------
Income before income taxes and
      cumulative effect of accounting change              6,739              13,147
Income tax expense                                        2,361               4,679
                                                      ---------           ---------
Income before cumulative effect of
      accounting change                                   4,378               8,468
Cumulative effect of accounting change,
      net of tax                                             --              (2,759)
                                                      ---------           ---------
Net income                                            $   4,378           $   5,709
                                                      =========           =========

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because
(i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital as of March 31, 2000, compared with December 31, 1999, and the results of operations of PMA Capital for the quarter ended March 31, 2000, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1999 Annual Report to Shareholders (pages 28 through 43), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

CONSOLIDATED RESULTS

The major components of operating revenues, pre-tax operating income and net income are as follows:

                                                           Three Months Ended
                                                                 March 31,
(dollar amounts in thousands)                            2000                1999
-----------------------------------------------------------------------------------

Operating revenues:
Net premiums written                                  $ 163,934           $ 168,517
                                                      =========           =========

Net premiums earned                                   $ 125,822           $ 109,322
Net investment income                                    28,193              27,109
Other revenues                                            3,387               3,138
                                                      ---------           ---------
      Total operating revenues                        $ 157,402           $ 139,569
                                                      =========           =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                                $  13,983           $  12,749
The PMA Insurance Group:
      Excluding Run-off Operations                        5,383               4,919
      Run-off Operations                                    219                  66
                                                      ---------           ---------
      Total                                               5,602               4,985
Caliber One                                              (2,273)               (696)
Corporate and Other                                      (5,112)             (4,768)
                                                      ---------           ---------
Pre-tax operating income                                 12,200              12,270
Net realized investment gains (losses)                   (5,461)                877
                                                      ---------           ---------
Income before income taxes and
      cumulative effect of accounting change              6,739              13,147
Income tax expense                                        2,361               4,679
                                                      ---------           ---------
Income before cumulative effect of
      accounting change                                   4,378               8,468
Cumulative effect of accounting change,
      net of tax                                             --              (2,759)
                                                      ---------           ---------
Net income                                            $   4,378           $   5,709
                                                      =========           =========

(1) Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because
(i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments

Pre-tax operating income was $12.2 million for the three months ended March 31, 2000, compared to $12.3 million for the three months ended March 31, 1999. After-tax operating income was $7.9 million for both the three months ended March 31, 2000 and 1999. PMA Re and The PMA Insurance Group reported improvements in pre-tax operating income for the first quarter of 2000, compared with the first quarter of 1999. These improvements were offset by higher pre-tax operating losses at Caliber One and Corporate and Other. The Company currently expects operating earnings per share to improve in 2000 primarily reflecting higher operating income from PMA Re and The PMA Insurance Group, as well as the favorable effects of the share repurchase activities. This expectation may differ materially from actual results because of the risk factors noted in the "Cautionary Statements" on page 22.

Net income was $4.4 million for the first quarter of 2000, compared to $5.7 million for the same period in 1999. Net income for 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." See Note 2-B to the Company's Consolidated Financial Statements for additional information.

Net income also includes after-tax gains and losses on the sale of investments. The timing and recognition of such gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future operating performance. Accordingly, such gains and losses are not included as a component of operating income. After-tax net realized investment losses were $3.5 million for the three months ended March 31, 2000, compared to after-tax net realized investment gains of $600,000 for the same period in 1999. The net realized investment losses in the first quarter of 2000 reflect sales of investments in order to invest in yield enhancing investment opportunities.

PMA RE

Summarized financial results of PMA Re are as follows:

                                                         Three Months Ended
                                                              March 31,
(dollar amounts in thousands)                          2000             1999
-----------------------------------------------------------------------------
Net premiums written                                 $66,992          $78,327
                                                     =======          =======

Net premiums earned                                  $63,137          $52,433
Net investment income                                 14,854           13,628
                                                     -------          -------
Operating revenues                                    77,991           66,061
                                                     -------          -------

Losses and loss adjustment expenses ("LAE")           45,416           37,861
Acquisition and operating expenses                    18,592           15,451
                                                     -------          -------
Total losses and expenses                             64,008           53,312
                                                     -------          -------

Pre-tax operating income                             $13,983          $12,749
                                                     =======          =======
-----------------------------------------------------------------------------

PMA Re's pre-tax operating income increased to $14.0 million for the three months ended March 31, 2000, compared to $12.7 million for the same period in 1999, primarily due to an increase in net investment income. Underwriting results for the first quarter of 2000 were comparable to results for the first quarter of 1999.

Premiums

PMA Re's gross and net premiums written by major category of business are as follows:

                                    Three Months Ended
                                         March 31,
(dollar amounts in thousands)     2000              1999
---------------------------------------------------------
Gross premiums written:
      Casualty lines             $61,311          $73,188
      Property lines              25,712           25,765
      Other lines                    457              542
                                 -------          -------
      Total                      $87,480          $99,495
                                 =======          =======

Net premiums written:
      Casualty lines             $45,365          $56,547
      Property lines              21,176           21,252
      Other lines                    451              528
                                 -------          -------
      Total                      $66,992          $78,327
                                 =======          =======
---------------------------------------------------------

Net premiums written were $67.0 million in the first quarter of 2000, compared with $78.3 million for the same period last year. Absent a revision in 1999 to PMA Re's estimation of unreported premiums on in-force contracts, gross and net premiums written for the first quarter of 2000 would have been essentially flat, compared to the first quarter of 1999. Expanded participations and improved rate adequacy led to growth in premiums for PMA Re's Traditional and Finite Risk and Financial Products units. However, this growth was substantially offset by lower premiums from the Specialty unit reflecting the effects of the highly competitive conditions in the professional liability reinsurance market.

Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the terms of the contracts. However, due to a revision late in 1999 in PMA Re's methodology used in estimating unearned premiums on in-force contracts, net premiums earned increased $10.7 million, or 20%, in the first quarter of 2000, compared to the first quarter of 1999.

Losses and Expenses

The components of PMA Re's GAAP combined ratios are as follows:

                                    Three Months Ended
                                         March 31,
                                    2000          1999
--------------------------------------------------------
Loss and LAE ratio                   71.9%         72.2%
                                  --------      --------
Expense ratio:
      Acquisition expenses           23.7%         23.2%
      Operating expenses              5.7%          6.3%
                                  --------      --------
Total expense ratio                  29.4%         29.5%
                                  --------      --------
GAAP combined ratio(1)              101.3%        101.7%
                                  ========      ========

--------------------------------------------------------

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

The loss and LAE ratio declined modestly in the first quarter of 2000, compared with the same period last year primarily reflecting a decline in the current accident year loss and LAE ratio partially offset by a reduction in favorable prior accident year loss development. The current accident year loss and LAE ratio improved by 1.9 points, reflecting improved rate adequacy on business written in 2000 and non-renewal of business that did not meet desired profitability targets.

The acquisition expense ratio increased 0.5 points for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to a change in the business mix in the quarter. The operating expense ratio decreased 0.6 points for the three months ended March 31, 2000, compared to the same period in 1999, primarily reflecting a 20% increase in earned premiums that outpaced a 10% increase in operating expenses.

Net Investment Income

Net investment income was $14.9 million for the first quarter of 2000, compared to $13.6 million for the same period last year. The improvement in net investment income primarily reflects higher average invested assets and an increase in investment yield resulting from a shift in invested assets towards higher yielding securities.

THE PMA INSURANCE GROUP

Summarized financial results of The PMA Insurance Group are as follows:

                                           Three Months Ended
                                                March 31,
(dollar amounts in thousands)              2000           1999
----------------------------------------------------------------
The PMA Insurance Group

Net premiums written                      $87,446        $83,021
                                          =======        =======

Net premiums earned                       $57,092        $54,399
Net investment income                      12,233         13,133
Other revenues                              2,631          2,429
                                          -------        -------
Operating revenues                         71,956         69,961
                                          -------        -------

Losses and LAE                             42,653         41,757
Acquisition and operating expenses         19,011         18,151
Dividends to policyholders                  4,690          5,068
                                          -------        -------
Total losses and expenses                  66,354         64,976
                                          -------        -------

Pre-tax operating income                  $ 5,602        $ 4,985
                                          =======        =======

The PMA Insurance Group
Excluding Run-off Operations

Net premiums written                      $87,446        $83,021
                                          =======        =======

Net premiums earned                       $57,092        $54,399
Net investment income                      11,147         12,007
Other revenues                              2,631          2,429
                                          -------        -------
Operating revenues                         70,870         68,835
                                          -------        -------

Losses and LAE                             41,950         41,209
Acquisition and operating expenses         18,847         17,639
Dividends to policyholders                  4,690          5,068
                                          -------        -------
Total losses and expenses                  65,487         63,916
                                          -------        -------

Pre-tax operating income                  $ 5,383        $ 4,919
                                          =======        =======

Run-off Operations (1)

Net investment income                     $ 1,086        $ 1,126
                                          -------        -------

Losses and LAE                                703            548
Acquisition and operating expenses            164            512
                                          -------        -------
Total losses and expenses                     867          1,060
                                          -------        -------
Pre-tax operating income                  $   219        $    66
                                          =======        =======
----------------------------------------------------------------

----------------
(1) Run-off operations ("Run-off Operations") of The PMA Insurance Group reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.

Operating Results

Pre-tax operating income for The PMA Insurance Group increased 12.4% to $5.6 million for the three months ended March 31, 2000, compared to $5.0 million for the same period in 1999. The increase in operating income for The PMA Insurance Group was primarily due to improved loss experience, partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

                                                             Three Months Ended
                                                                  March 31,
(dollar amounts in thousands)                              2000              1999
-----------------------------------------------------------------------------------
Workers' compensation and integrated disability:
      Direct premiums written                           $  77,475         $  71,917
      Premiums assumed                                        357               725
      Premiums ceded                                      (10,783)           (9,624)
                                                        ---------         ---------
      Net premiums written                              $  67,049         $  63,018
                                                        =========         =========

Commercial Lines:
      Direct premiums written                           $  26,752         $  27,642
      Premiums assumed                                        549               894
      Premiums ceded                                       (6,904)           (8,533)
                                                        ---------         ---------
      Net premiums written                              $  20,397         $  20,003
                                                        =========         =========

Total:
      Direct premiums written                           $ 104,227         $  99,559
      Premiums assumed                                        906             1,619
      Premiums ceded                                      (17,687)          (18,157)
                                                        ---------         ---------
      Net premiums written                              $  87,446         $  83,021
                                                        =========         =========
-----------------------------------------------------------------------------------

Direct workers' compensation and integrated disability premiums written increased by $5.6 million for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to an increase of $4.2 million in integrated disability premiums written and, to a lesser extent, an increase in the level of workers' compensation risks underwritten. Continued price competition and selected non-renewal of non-profitable accounts tempered increases in direct workers' compensation premiums written. Direct writings of commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines") decreased by $890,000 for the three months ended March 31, 2000, compared to the same period in 1999.

The decrease in reinsurance premiums ceded reflects a decrease in ceded premiums for Commercial Lines for the three months ended March 31, 2000, compared to the same period in 1999, due to an increase in the reinsurance retention for the commercial casualty lines of business from $175,000 to $250,000 effective January 1, 2000 and the reduction in direct premiums written for Commercial Lines. Partially offsetting this decrease was an increase in ceded premiums for workers' compensation for the three months ended March 31, 2000, compared to the same period in 1999 as a result of the increase in direct premiums written for this line.

Net premiums earned increased $2.7 million for the three months ended March 31, 2000, compared to the same period in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of The PMA Insurance Group's GAAP combined ratios, excluding Run-off Operations, are as follows:

                                           Three Months Ended
                                                 March 31,
                                            2000          1999
---------------------------------------------------------------
Loss and LAE ratio                          73.5%         75.8%
                                         --------      --------
Expense ratio:
      Acquisition expenses                  18.9%         13.8%
      Operating expenses(1)(2)              11.0%         15.4%
                                         --------      --------
      Total expense ratio                   29.9%         29.2%

Policyholders' dividend ratio                8.2%          9.3%
                                         --------      --------

GAAP combined ratio(1)(2)(3)(4)            111.6%        114.3%
                                         ========      ========
---------------------------------------------------------------

(1) The expense ratio and the combined ratio for 1999 exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.
(2) The expense ratio and the combined ratio exclude $1.8 million for both 2000 and 1999 for direct expenses related to service revenues, which are not included in premiums earned.
(3) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.
(4) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 113.1% and 116.2% in the first quarter of 2000 and 1999, respectively.

The loss and LAE ratio improved 2.3 points in the first quarter of 2000, compared to the first quarter of 1999, primarily due to an improved current accident year loss and LAE ratio and a decline in net discount accretion, partially offset by less favorable development of prior accident year reserves, excluding the accretion of discount ("prior year development"). The improvement in the current accident year loss and LAE ratio for the first quarter of 2000, compared to the same period in 1999, is due to pricing increases on renewal business and continued improved loss trends.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these amounts is referred to as net discount accretion. Accretion of prior year discounted reserves exceeded the setting up of discount by $384,000 and $936,000 for the three months ended March 31, 2000 and 1999, respectively. The decline in net discount accretion is due to the increase in workers' compensation writings during the first quarter of 2000, compared to the first quarter of 1999.

The PMA Insurance Group experienced $475,000 of favorable prior year development for the first quarter of 2000, compared to $905,000 of favorable prior year development for the same period in 1999. The favorable prior year development in 2000 reflects better than expected loss experience from rent-a-captive workers' compensation business and the favorable prior year development in 1999 reflects better than expected loss experience from loss-sensitive workers' compensation business. Policyholders' dividends for rent-a-captive business substantially offset the favorable prior year development in 2000, and premium adjustments for loss-sensitive business substantially offset the favorable prior year development in 1999.

Overall, the GAAP expense ratio increased by 0.7 points for the three months ended March 31, 2000, compared to the same period in 1999.

The policyholders' dividend ratio was 8.2% for the three months ended March 31, 2000, compared to 9.3% for the same period in 1999. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The decrease in the policyholders' dividend ratio occurred primarily because The

PMA Insurance Group sold less business under dividend plans in the first quarter of 2000 than in the first quarter of 1999 and has shifted its participating business towards lower paying dividend plans. This decrease has been partially offset by higher dividends resulting from the favorable prior year development from rent-a-captive workers' compensation business.

Net Investment Income

Net investment income was $11.1 million for the three months ended March 31, 2000, compared to $12.0 million for the same period in 1999. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Run-off Operations

Pre-tax operating income for the Run-off Operations was $219,000 and $66,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in pre-tax operating income primarily reflects lower operating expenses, partially offset by higher losses and LAE.

CALIBER ONE

Summarized financial results of Caliber One are as follows:

                                            Three Months Ended
                                                  March 31,
                                            2000            1999
-----------------------------------------------------------------
Net premiums written                      $ 9,590         $ 7,322
                                          =======         =======

Net premiums earned                       $ 5,687         $ 2,643
Net investment income                       1,288             403
                                          -------         -------
Operating revenues                          6,975           3,046
                                          -------         -------

Losses and LAE                              6,219           2,118
Acquisition and operating expenses          3,029           1,624
                                          -------         -------
Total losses and expenses                   9,248           3,742
                                          -------         -------

Pre-tax operating loss                    $(2,273)        $  (696)
                                          =======         =======
-----------------------------------------------------------------

Caliber One recorded a pre-tax operating loss of $2.3 million, for the three months ended March 31, 2000, compared to a pre-tax operating loss of $696,000 for the same period in 1999. The increase in pre-tax operating losses primarily reflects higher than expected net losses and LAE in professional liability and commercial automobile lines of business and an increase in acquisition and operating expenses associated with a growing operation.

Premiums

Caliber One's gross and net premiums written are as follows:

                                       Three Months Ended
                                            March 31,
(dollar amounts in thousands)         2000           1999
----------------------------------------------------------
Gross premiums written:
      Products Liability            $ 5,462        $ 2,435
      Professional Liability         10,617          2,197
      Other Liability                 6,482          4,564
      Property                       10,647          3,595
                                    -------        -------
      Total                         $33,208        $12,791
                                    =======        =======


Net premiums written:
      Products Liability            $ 4,001        $ 1,770
      Professional Liability            809          1,729
      Other Liability                 1,379          3,293
      Property                        3,401            530
                                    -------        -------
      Total                         $ 9,590        $ 7,322
                                    =======        =======
----------------------------------------------------------

Gross premiums written increased $20.4 million for the three months ended March 31, 2000, compared to the same period last year. The increase in gross premiums written reflects Caliber One's market acceptance and penetration as well as expanded product offerings. Net premiums written increased $2.3 million, or 31%, in the first quarter of 2000, compared to the first quarter of 1999, reflecting the increase in gross premiums written, partially offset by increased reinsurance premiums ceded pertaining primarily to the professional liability and commercial automobile (included in "other liability" in the table above) lines of business.

Net premiums earned increased $3.0 million for the three months ended March 31, 2000, compared to the same period in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. The increase in Caliber One's net premiums earned is greater than the increase in net premiums written primarily due to the increase in net premiums written in the latter half of 1999, compared to the latter half of 1998.

Losses and Expenses

The components of Caliber One's GAAP combined ratios are as follows:

                                     Three Months Ended
                                          March 31,
                                     2000          1999
--------------------------------------------------------
Loss and LAE ratio                  109.4%         80.1%
                                  --------      --------
Expense ratio:
      Acquisition expenses           16.2%         27.2%
      Operating expenses             37.0%         34.2%
                                  --------      --------
Total expense ratio                  53.2%         61.4%
                                  --------      --------
GAAP combined ratio                 162.6%        141.5%
                                  ========      ========
--------------------------------------------------------

Caliber One's loss and LAE ratio increased 29.3 points for the three months ended March 31, 2000, compared to the same period last year. This increase was primarily due to higher than expected losses and LAE in the professional liability and commercial automobile lines of business. A substantial amount of the losses and LAE was covered by reinsurance treaties. Additionally, other steps were taken in the first quarter to minimize the impact of these lines, including de-emphasizing certain segments of the professional liability and commercial automobile lines, as well as refocusing underwriting emphasis on other lines and classes of business.

As of December 31, 1999, Caliber One's reinsurance protection was $5.5 million in excess of $500,000 for casualty lines and $4.5 million in excess of $500,000 for property lines. In the first quarter of 2000, additional reinsurance with limits of at least $42 million was purchased on the professional liability and commercial automobile lines of business.

The acquisition expense ratio decreased 11.0 points for the three months ended March 31, 2000, compared to the same period last year. The decrease in the acquisition expense ratio is primarily due to higher ceding commissions as a result of reinsurance purchases in the first quarter of 2000.

The operating expense ratio increased 2.8 points for the quarter ended March 31, 2000, compared to the same period in 1999. This increase primarily reflects increases in operating expenses associated with Caliber's continuing growth, and net premiums earned that were reduced significantly in the first quarter of 2000 due to an increased use of reinsurance.

Net Investment Income

Net investment income increased to $1.3 million in the first quarter of 2000, compared to $403,000 in the first quarter of 1999. This increase primarily reflects a larger average invested asset base, due mainly to premium collections in excess of paid losses and expenses and, to a lesser extent, capital contributions received.

LOSS RESERVES

Unpaid losses and LAE reflect management's best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2000. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2000, the related adjustments could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 36 to 38 of the Management's Discussion and Analysis included in the Company's 1999 Annual Report to Shareholders, as well as pages 15 to 20 of the Company's Form 10-K for the year ended December 31, 1999.

CORPORATE AND OTHER

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of the Company's real estate properties. For the three months ended March 31, 2000, Corporate and Other recorded a pre-tax operating loss of $5.1 million, compared to a pre-tax operating loss of $4.8 million for the three months ended March 31, 1999. The increase in pre-tax operating loss primarily reflects higher operating expenses in the first quarter of 2000, compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

At March 31, 2000 and December 31, 1999, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility is December 31, 2002, and the Credit Facility matures in an installment of $38.0 million in December 2000 and installments of $62.5 million in 2001 and 2002.

In addition to the Credit Facility, the Company maintains a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company's insurance subsidiaries. As of March 31, 2000, the Company had $45.8 million outstanding in letters of credit under the Letter of Credit Facility, compared with $45.9 million as of December 31, 1999.

The Company paid interest of $3.0 million and $3.1 million on both credit facilities for the three months ended March 31, 2000 and 1999, respectively.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania and Delaware (the laws of which are substantially similar with respect to dividends). Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders' surplus as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed SAP unassigned surplus. Under this standard, the Pooled Companies and PMA Reinsurance Corporation can pay an aggregate of approximately $55 million of dividends without the prior approval of the Pennsylvania Insurance Commissioner during 2000. Caliber One Indemnity Company, a Delaware-domiciled company, is directly owned by PMA Reinsurance Corporation and, as such, its dividends may not be paid directly to PMA Capital. As stated above, Delaware's insurance laws as they apply to restricting the payment of dividends are substantially similar to Pennsylvania's insurance laws. Under Delaware insurance laws, Caliber One Indemnity Company can pay up to $3.3 million in dividends during 2000, without the prior approval of the Delaware Insurance Commissioner. Dividends received from subsidiaries were $4.8 million and $10.8 million for the first quarter of 2000 and 1999, respectively.

Net tax payments received from subsidiaries were $4.4 million and $3.5 million for the three months ended March 31, 2000 and 1999, respectively.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility and the Letter of Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $10 million in 2000. The Company paid dividends to shareholders of $1.9 million for both the three months ended March 31, 2000 and 1999.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $2.6 million during the first quarter of 1999. No cash capital contributions were made to subsidiaries during the first quarter of 2000.

In 1998, the Company's Board of Directors authorized a plan to repurchase shares of Common stock and Class A Common stock in an amount not to exceed $25.0 million. In 1999, an additional $50.0 million of share repurchase authority was approved by the Company's Board of Directors. During the first quarter of 2000, the Company repurchased 318,000 shares of Class A Common stock at a total cost of $6.0 million. Since the inception of its share repurchase program in February 1998, PMA Capital has repurchased a total of 2.8 million Class A shares at a total cost of $55.1 million, leaving $19.9 million of share repurchase authorization remaining. Decisions regarding share repurchases are subject to prevailing market conditions and the costs and benefits associated with alternative uses of capital.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet short-term and long-term obligations.

The Company's total assets increased to $3,283.4 million at March 31, 2000, compared to $3,245.1 million at December 31, 1999. The increase in total assets is primarily attributable to increased reinsurance receivables related to the purchase of reinsurance for Caliber One's professional liability and commercial automobile lines of business.

Presently, management believes that the existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in the business, and the present assessment could change as management becomes aware of new opportunities and challenges in the Company's business.

OTHER MATTERS

The Company's businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as coverage for Year 2000, tobacco and other claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively "SAP"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners ("NAIC") publications. Permitted SAP encompasses all accounting practices that are not prescribed. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, such as deferred income taxes.

The Company's insurance subsidiaries will implement the Codification guidelines effective January 1, 2001. The Company is in the process of assessing the impact that Codification will have on its statutory surplus and currently expects that the impact of adopting Codification will not be material to statutory surplus.

Recent Accounting Pronouncements

Effective January 1, 2000, the Company adopted SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. The adoption of SOP 98-7 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of income tax benefit of $1.5 million, which has been reported as a cumulative effect of accounting change in 1999. This accounting change impacts The PMA Insurance Group segment.

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

CAUTIONARY STATEMENTS

Except for historical information provided in this Management's Discussion and Analysis and otherwise in this report, statements made throughout this report are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are based on currently available financial, competitive and economic data and the Company's current operating plans based on assumptions regarding future events. The Company's actual results could differ materially from those expected by the Company's management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to, changes in general economic conditions, including the performance of financial markets and interest rates; regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the ability of the Company to conduct its business; competitive or regulatory changes that affect the cost of or demand for the Company's products; the Company's ability to meet its marketing objectives; the effect of changes in workers' compensation statutes and their administration; the Company's ability to predict and effectively manage claims related to insurance and reinsurance policies; reliance on key management; adequacy of reserves for claim liabilities; adverse property and casualty loss development for events the Company insured in prior years; adequacy and collectibility of reinsurance purchased by the Company; severity of natural disasters and other catastrophes; the effect of claims related to Year 2000 systems problems ("Y2K Problems") asserted against the Company by insureds in which coverage is found to exist by courts in various jurisdictions, and the costs of any litigation with respect to Y2K Problems regardless of whether coverage is found; and other factors disclosed from time to time in reports filed by the Company with the Securities and Exchange Commission. Investors should not place undue reliance on any such forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibits are listed in the Index to Exhibits on page 25.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

     During the quarterly period ended March 31, 2000, the Company filed the following Report on Form 8-K:

     - dated February 2, 2000, Item 5 - containing news releases regarding its 1999 results and 2000 Annual Meeting of Shareholders.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PMA CAPITAL CORPORATION


Date:    5/12/00                      By:  /s/ Francis W. McDonnell
         -------                           -------------------------------------

                                           Francis W. McDonnell
                                           Senior Vice  President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                  Exhibit Index


Exhibit No.   Description of Exhibit                                      Method of Filing
-----------   ----------------------                                      ----------------
(3)           Articles of Incorporation and Bylaws

   3.1        Amended and  Restated  Articles of  Incorporation           Filed herewith
              of the Company as last amended on May 3, 2000

   3.2        Amended and Restated Bylaws of the Company                  Filed herewith

(10)          Company's Annual Incentive Plan                             Filed  as  Annex C to the  registrant's  Definitive
                                                                          Proxy Statement on Schedule 14A dated March 23, 2000
                                                                          and incorporated herein by reference

(12)          Computation of Ratio of Earnings to Fixed Charges           Filed herewith

(27)          Financial Data Schedule                                     Filed herewith (EDGAR version only)