Form 10-Q
period 2000-06-30
PMA CAPITAL CORP
filed 2000-08-10
CIK 1041665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-22761

                             PMA Capital Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                23-2217932
     --------------------------------                     ----------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)

      Mellon Bank Center, Suite 2800
           1735 Market Street
       Philadelphia, Pennsylvania                          19103-7590
     ---------------------------------                     ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 21,769,397 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on July 31, 2000.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page

Part I. Financial Information

Item 1. Financial Statements

        Consolidated statements of operations for the three and
        six months ended June 30, 2000 and 1999 (unaudited)                   1

        Consolidated balance sheets as of June 30, 2000 (unaudited)
        and December 31, 1999                                                 2

        Consolidated statements of cash flows for the six months
        ended June 30, 2000 and 1999 (unaudited)                              3

        Consolidated statements of comprehensive income (loss) for
        the three and six months ended June 30, 2000 and 1999 (unaudited)     4

        Notes to the consolidated financial statements                        5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

Part II.Other Information

Item 2. Changes in Securities and Use of Proceeds                            23

Item 4. Submission of Matters to a Vote of Security Holders                  23

Item 5. Other Information                                                    25

Item 6. Exhibits and Reports on Form 8-K                                     25

Signatures                                                                   26

Exhibit Index                                                                27

Part 1. Financial Information
Item 1. Financial Statements

                                                   PMA Capital Corporation
                                            Consolidated Statements of Operations
                                                         (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                           June 30,
(dollar amounts in thousands, except per share data)           2000             1999              2000              1999
--------------------------------------------------------------------------------------------------------------------------
Revenues:
      Net premiums written                                  $ 121,344        $ 101,931         $ 285,278         $ 270,448
      Change in net unearned premiums                          22,296           27,210           (15,816)          (31,985)
                                                            ---------        ---------         ---------         ---------
           Net premiums earned                                143,640          129,141           269,462           238,463
      Net investment income                                    27,869           26,961            56,062            54,070
      Net realized investment gains (losses)                    3,532           (1,755)           (1,929)             (878)
      Other revenues                                            3,274            2,821             6,661             5,959
                                                            ---------        ---------         ---------         ---------
           Total revenues                                     178,315          157,168           330,256           297,614
                                                            ---------        ---------         ---------         ---------

Losses and expenses:
      Losses and loss adjustment expenses                     110,193           94,909           204,481           176,645
      Acquisition expenses                                     27,494           32,103            54,191            52,501
      Operating expenses                                       17,508           16,448            33,960            33,532
      Dividends to policyholders                                4,347            4,258             9,037             9,326
      Interest expense                                          2,966            3,069             6,041             6,082
                                                            ---------        ---------         ---------         ---------
           Total losses and expenses                          162,508          150,787           307,710           278,086
                                                            ---------        ---------         ---------         ---------

      Income before income taxes and cumulative
           effect of accounting change                         15,807            6,381            22,546            19,528

Income tax expense (benefit):
      Current                                                   3,433            4,840             5,532             5,785
      Deferred                                                  2,234           (5,205)            2,496            (1,471)
                                                            ---------        ---------         ---------         ---------
           Total                                                5,667             (365)            8,028             4,314
                                                            ---------        ---------         ---------         ---------

Income before cumulative effect of accounting change           10,140            6,746            14,518            15,214

Cumulative effect of accounting change (net of
      income tax benefit of $1,485)                                --               --                --            (2,759)
                                                            ---------        ---------         ---------         ---------
Net income                                                  $  10,140        $   6,746         $  14,518         $  12,455
                                                            =========        =========         =========         =========

Income per share:
      Basic:
           Income before cumulative effect of
                accounting change                           $    0.46        $    0.29         $    0.66         $    0.65
           Cumulative effect of accounting change                  --               --                --             (0.12)
                                                            ---------        ---------         ---------         ---------
           Net income                                       $    0.46        $    0.29         $    0.66         $    0.53
                                                            =========        =========         =========         =========

      Diluted:
           Income before cumulative effect of
                accounting change                           $    0.45        $    0.28         $    0.64         $    0.63
           Cumulative effect of accounting change                  --               --                --             (0.11)
                                                            ---------        ---------         ---------         ---------
           Net income                                       $    0.45        $    0.28         $    0.64         $    0.52
                                                            =========        =========         =========         =========

                              See accompanying notes to the consolidated financial statements.

                                                PMA Capital Corporation
                                              Consolidated Balance Sheets

                                                                                       (Unaudited)
                                                                                          As of               As of
                                                                                         June 30,          December 31,
(dollar amounts in thousands)                                                              2000               1999
----------------------------------------------------------------------------------------------------------------------
Assets:
      Investments:
      Fixed maturities available for sale, at fair value
           (amortized cost: 2000 - $ 1,576,789; 1999 - $1,648,894)                     $ 1,514,585         $ 1,579,640
      Equity securities, at fair value (cost: 2000 - $42,693; 1999 - $37,779)               39,935              34,966
      Short-term investments, at amortized cost which approximates fair value              328,305             303,429
                                                                                       -----------         -----------
           Total investments                                                             1,882,825           1,918,035

      Cash                                                                                  15,839              84,261
      Accrued investment income                                                             19,247              20,480
      Premiums receivable (net of valuation allowance:
           2000 - $18,394 ; 1999 - $18,088)                                                278,969             271,833
      Reinsurance receivables (net of valuation allowance:
           2000 - $3,896; 1999 - $5,528)                                                   751,839             658,164
      Deferred income taxes, net                                                           100,381             105,363
      Deferred acquisition costs                                                            49,832              48,949
      Other assets                                                                         178,156             138,002
                                                                                       -----------         -----------
           Total assets                                                                $ 3,277,088         $ 3,245,087
                                                                                       ===========         ===========

Liabilities:
      Unpaid losses and loss adjustment expenses                                       $ 1,949,411         $ 1,932,601
      Unearned premiums                                                                    281,269             260,352
      Long-term debt                                                                       163,000             163,000
      Accounts payable and accrued expenses                                                128,494             109,447
      Funds held under reinsurance treaties                                                118,587              94,445
      Dividends to policyholders                                                            15,864              13,782
      Payable under securities loan agreements                                             185,899             242,317
                                                                                       -----------         -----------
           Total liabilities                                                             2,842,524           2,815,944
                                                                                       -----------         -----------

      Commitments and contingencies (Note 4)
Shareholders' Equity:
      Common stock, $5 par value
           (2000 - 0 shares authorized, issued and outstanding;
           1999 - 40,000,000 shares authorized, 13,084,665 issued
                and 12,648,658 outstanding)                                                     --              65,423
      Class A Common stock, $5 par value
           (2000 - 40,000,000 shares authorized, 24,442,945 issued
                and 21,850,917 outstanding)
           1999 - 40,000,000 shares authorized, 11,358,280 issued                          122,214              56,791
                and 9,692,854 outstanding)
      Additional paid-in capital - Class A Common stock                                        339                 339
      Retained earnings                                                                    402,027             391,981
      Accumulated other comprehensive loss                                                 (42,225)            (46,844)
      Notes receivable from officers                                                           (56)                (56)
      Treasury stock, at cost:
           Common stock (shares: 2000 - 0 and 1999 - 436,007)                                   --              (5,582)
           Class A Common stock (shares: 2000 - 2,592,028 and 1999 - 1,665,426)            (47,735)            (32,909)
                                                                                       -----------         -----------
                Total shareholders' equity                                                 434,564             429,143
                                                                                       -----------         -----------
                Total liabilities and shareholders' equity                             $ 3,277,088         $ 3,245,087
                                                                                       ===========         ===========

                            See accompanying notes to the consolidated financial statements.

                                            PMA Capital Corporation
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
(dollar amounts in thousands)                                                         2000              1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                         $  14,518         $  12,455
Adjustments to reconcile net income to net cash flows provided by (used in)
           operating activities:
      Depreciation and amortization                                                    2,920             3,763
      Provision for deferred income taxes                                              2,496            (1,471)
      Net realized investment losses                                                   1,929               878
      Cumulative effect of accounting change                                              --             2,759
      Change in:
           Premiums receivable and unearned premiums, net                             13,781            32,737
           Dividends to policyholders                                                  2,082             1,921
           Reinsurance receivables                                                   (93,675)          (15,149)
           Unpaid losses and loss adjustment expenses                                 16,810           (25,828)
           Accrued investment income                                                   1,233             1,583
           Deferred acquisition costs                                                   (883)           (2,955)
      Other, net                                                                       8,556            (8,474)
                                                                                   ---------         ---------
Net cash flows provided by (used in) operating activities                            (30,233)            2,219
                                                                                   ---------         ---------

Cash  flows from investing activities:
      Fixed maturities available for sale:
           Purchases                                                                (294,432)         (739,603)
           Maturities or calls                                                        67,738            65,019
           Sales                                                                     292,516           680,051
      Equity securities:
           Purchases                                                                 (24,706)               --
           Sales                                                                      23,554                --
      Net (purchases) sales  of short-term investments                               (81,294)           13,811
      Other, net                                                                      (7,929)           (2,239)
                                                                                   ---------         ---------
Net cash flows provided by (used in) investing activities                            (24,553)           17,039
                                                                                   ---------         ---------

Cash flows from financing activities:
      Dividends paid to shareholders                                                  (3,775)           (3,852)
      Proceeds from exercise of stock options                                          1,815             4,546
      Purchase of treasury stock                                                     (11,676)          (12,254)
      Net repayments of notes receivable from officers                                    --               274
                                                                                   ---------         ---------
Net cash flows used in financing activities                                          (13,636)          (11,286)
                                                                                   ---------         ---------

Net increase (decrease) in cash                                                      (68,422)            7,972
Cash - beginning of period                                                            84,261             2,562
                                                                                   ---------         ---------
Cash - end of period                                                               $  15,839         $  10,534
                                                                                   =========         =========

Supplementary cash flow information:
      Income taxes paid                                                            $   4,500         $   5,437
      Interest paid                                                                $   5,930         $   5,994


                        See accompanying notes to the consolidated financial statements.

                                              PMA Capital Corporation
                              Consolidated Statements of Comprehensive Income (Loss)
                                                    (Unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
(dollar amounts in thousands)                                     2000          1999          2000         1999
-----------------------------------------------------------------------------------------------------------------
Net income                                                      $ 10,140      $  6,746      $ 14,518     $ 12,455
                                                                --------      --------      --------     --------

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
           Holding gains (losses) arising during the period       (4,742)      (27,129)        3,365      (51,428)
           Less:  reclassification adjustment for (gains)
                losses included in net income (net of tax
                expense (benefit):  $1,236 and  $(614) for
                three months ended June 30, 2000 and
                1999; $(675) and $(307) for six months
                ended June 30, 2000 and 1999)                     (2,296)        1,141         1,254          571
                                                                --------      --------      --------     --------

Other comprehensive income (loss), net of tax                     (7,038)      (25,988)        4,619      (50,857)
                                                                --------      --------      --------     --------

Comprehensive income (loss)                                     $  3,102      $(19,242)     $ 19,137     $(38,402)
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

Specialty Property and Casualty - PMA Capital's specialty property and casualty operations ("Caliber One") consist mainly of Caliber One Indemnity Company, a Delaware domiciled insurance company, which writes business nationally on a non-admitted basis through surplus lines brokers and managing general agents.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.   REINSURANCE

In the ordinary course of business, PMA Capital's reinsurance and insurance subsidiaries assume premiums from and cede premiums to other insurance companies and are members of various pools and associations. The reinsurance and insurance subsidiaries cede business, primarily on an excess of loss basis, in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and loss adjustment expenses ("LAE") incurred are as follows:

                                          Three Months Ended                   Six Months Ended
                                                June 30,                           June 30,
(dollar amounts in thousands)            2000             1999               2000             1999
-----------------------------------------------------------------------------------------------------
Earned Premiums:
      Direct                          $ 109,908         $  78,801         $ 207,957         $ 154,126
      Assumed                            91,085            83,078           173,764           152,524
      Ceded                             (57,353)          (32,738)         (112,259)          (68,187)
                                      ---------         ---------         ---------         ---------
      Net                             $ 143,640         $ 129,141         $ 269,462         $ 238,463
                                      =========         =========         =========         =========
Losses and LAE:
      Direct                          $  95,808         $  64,669         $ 197,297         $ 125,029
      Assumed                            64,065            60,125           123,498            96,181
      Ceded                             (49,680)          (29,885)         (116,314)          (44,565)
                                      ---------         ---------         ---------         ---------
      Net                             $ 110,193         $  94,909         $ 204,481         $ 176,645
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

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at June 30, 2000 that have not been reflected in the accompanying financial statements.

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

5.   EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

                                             Three Months Ended                   Six Months Ended
                                                   June 30,                           June 30,
                                           2000              1999              2000             1999
--------------------------------------------------------------------------------------------------------
Denominator:
Basic shares - weighted average
      Common and Class A Common
      shares outstanding                22,057,649        23,083,506        22,161,668        23,199,921
Effect of dilutive stock options           505,907           853,211           528,362           823,293
                                        ----------        ----------        ----------        ----------
Total diluted shares                    22,563,556        23,936,717        22,690,030        24,023,214
                                        ==========        ==========        ==========        ==========

6.   SHAREHOLDERS' EQUITY

Effective on the close of business April 24, 2000, the Company eliminated its class of Common stock from the Company's authorized capital and reclassified each issued share of Common stock into one share of Class A Common stock. In addition, the Company authorized 2,000,000 shares of undesignated Preferred stock, $0.01 par value per share. There are no shares of Preferred stock issued or outstanding.

7.   BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
(dollar amounts in thousands)                         2000              1999              2000              1999
-------------------------------------------------------------------------------------------------------------------
Revenues:
PMA Re                                              $  85,595         $  83,906         $ 163,586         $ 149,967
The PMA Insurance Group
      Excluding Run-off Operations                     80,885            69,140           151,755           137,975
      Run-off Operations                                1,078             1,097             2,164             2,223
                                                    ---------         ---------         ---------         ---------
      Total                                            81,963            70,237           153,919           140,198
Caliber One                                             7,263             4,493            14,238             7,539
Corporate and Other                                       (38)              287               442               788
Net realized investment gains (losses)                  3,532            (1,755)           (1,929)             (878)
                                                    ---------         ---------         ---------         ---------
Total revenues                                      $ 178,315         $ 157,168         $ 330,256         $ 297,614
                                                    =========         =========         =========         =========

Components of pre-tax operating
income(1) and net income:
PMA Re                                              $  12,779         $  10,367         $  26,762         $  23,116
The PMA Insurance Group:
      Excluding Run-off Operations                      5,960             4,755            11,343             9,674
      Run-off Operations                                 (344)             (560)             (125)             (494)
                                                    ---------         ---------         ---------         ---------
      Total                                             5,616             4,195            11,218             9,180
Caliber One                                              (518)             (605)           (2,791)           (1,301)
Corporate and Other                                    (5,602)           (5,821)          (10,714)          (10,589)
                                                    ---------         ---------         ---------         ---------
Pre-tax operating income                               12,275             8,136            24,475            20,406
Net realized investment gains (losses)                  3,532            (1,755)           (1,929)             (878)
                                                    ---------         ---------         ---------         ---------
Income before income taxes and
      cumulative effect of accounting change           15,807             6,381            22,546            19,528
Income tax expense (benefit)                            5,667              (365)            8,028             4,314
                                                    ---------         ---------         ---------         ---------
Income before cumulative effect of
      accounting change                                10,140             6,746            14,518            15,214
Cumulative effect of accounting change,
      net of tax                                           --                --                --            (2,759)
                                                    ---------         ---------         ---------         ---------
Net income                                          $  10,140         $   6,746         $  14,518         $  12,455
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital's financial condition as of June 30, 2000, compared with December 31, 1999, and the results of operations of PMA Capital for the three and six months ended June 30, 2000, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1999 Annual Report to Shareholders (pages 28 through 43), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

CONSOLIDATED RESULTS OF OPERATIONS

The major components of operating revenues, pre-tax operating income and net income are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
(dollar amounts in thousands)                          2000              1999              2000              1999
--------------------------------------------------------------------------------------------------------------------
Operating revenues:
Net premiums written                                $ 121,344         $ 101,931         $ 285,278         $ 270,448
                                                    =========         =========         =========         =========

Net premiums earned                                 $ 143,640         $ 129,141         $ 269,462         $ 238,463
Net investment income                                  27,869            26,961            56,062            54,070
Other revenues                                          3,274             2,821             6,661             5,959
                                                    ---------         ---------         ---------         ---------
      Total operating revenues                      $ 174,783         $ 158,923         $ 332,185         $ 298,492
                                                    =========         =========         =========         =========

Components of pre-tax operating
income (1) and net income:
PMA Re                                              $  12,779         $  10,367         $  26,762         $  23,116
The PMA Insurance Group:
      Excluding Run-off Operations                      5,960             4,755            11,343             9,674
      Run-off Operations                                 (344)             (560)             (125)             (494)
                                                    ---------         ---------         ---------         ---------
      Total                                             5,616             4,195            11,218             9,180
Caliber One                                              (518)             (605)           (2,791)           (1,301)
Corporate and Other                                    (5,602)           (5,821)          (10,714)          (10,589)
                                                    ---------         ---------         ---------         ---------
Pre-tax operating income                               12,275             8,136            24,475            20,406
Net realized investment gains (losses)                  3,532            (1,755)           (1,929)             (878)
                                                    ---------         ---------         ---------         ---------
Income before income taxes and
      cumulative effect of accounting change           15,807             6,381            22,546            19,528
Income tax expense (benefit)                            5,667              (365)            8,028             4,314
                                                    ---------         ---------         ---------         ---------
Income before cumulative effect of
      accounting change                                10,140             6,746            14,518            15,214
Cumulative effect of accounting change,
      net of tax                                           --                --                --            (2,759)
                                                    ---------         ---------         ---------         ---------
Net income                                          $  10,140         $   6,746         $  14,518         $  12,455
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

Consolidated operating revenues for the three and six months ended June 30, 2000, were $174.8 million and $332.2 million, respectively, compared to $158.9 million and $298.5 million for the same periods last year. The increases in operating revenues primarily reflect higher net premiums earned at The PMA Insurance Group, PMA Re and Caliber One.

Pre-tax operating income for the three and six months ended June 30, 2000 was $12.3 million and $24.5 million, respectively, compared to pre-tax operating income of $8.1 million and $20.4 million for the same periods in 1999. Pre-tax operating income for PMA Re and The PMA Insurance Group improved for the three and six months ended June 30, 2000, compared to the same periods last year. These increases were partially offset by higher pre-tax operating losses at Caliber One for the six months ended June 30, 2000, compared to the same period last year. After-tax operating income was $7.8 million and $15.8 million for the three and six months ended June 30, 2000, respectively, and was essentially level with after-tax operating income of $7.9 million and $15.8 million for the same periods in 1999. A higher effective tax rate in the three and six months ended June 30, 2000, compared to the same periods last year, offset the improvements in pre-tax operating income.

The Company currently expects operating earnings per share to improve in 2000. This expectation may differ materially from actual results because of the risk factors noted in the "Cautionary Statements" on page 22.

Net income was $10.1 million and $14.5 million for the three and six months ended June 30, 2000, respectively, compared to net income of $6.7 million and $12.5 million for the same periods last year. Net income for the six months ended June 30, 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." See Note 2-B to the Company's Consolidated Financial Statements for additional information.

Net income also includes after-tax gains and losses on the sale of investments. The timing and recognition of such gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future operating performance. Accordingly, such gains and losses are not included as a component of operating income. Included in net income were after-tax net realized gains of $2.3 million for the three months ended June 30, 2000 and after-tax net realized losses of $1.3 million for the six months ended June 30, 2000, compared to after-tax net realized investment losses of $1.1 million and $570,000 for the same periods in 1999. Net realized investment losses in 2000 and 1999 principally resulted from sales of investments in order to capitalize on higher yielding investment opportunities. During the second quarter of 2000, such losses were more than offset by gains from the sale of equity securities, which had reached the Company's targeted exit price level.

PMA RE

Summarized financial results of PMA Re are as follows:

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
(dollar amounts in thousands)                        2000            1999            2000            1999
-----------------------------------------------------------------------------------------------------------
Net premiums written                               $ 73,853        $ 58,338        $140,845        $136,665
                                                   ========        ========        ========        ========

Net premiums earned                                $ 70,608        $ 69,915        $133,745        $122,348
Net investment income                                14,987          13,991          29,841          27,619
                                                   --------        --------        --------        --------
Operating revenues                                   85,595          83,906         163,586         149,967
                                                   --------        --------        --------        --------

Losses and loss adjustment expenses ("LAE")          52,506          49,382          97,922          87,243
Acquisition and operating expenses                   20,310          24,157          38,902          39,608
                                                   --------        --------        --------        --------
Total losses and expenses                            72,816          73,539         136,824         126,851
                                                   --------        --------        --------        --------

Pre-tax operating income                           $ 12,779        $ 10,367        $ 26,762        $ 23,116
                                                   ========        ========        ========        ========
-----------------------------------------------------------------------------------------------------------

PMA Re's pre-tax operating income was $12.8 million and $26.8 million for the three and six months ended June 30, 2000, respectively, compared to $10.4 million and $23.1 million for the same periods in 1999. These increases are attributable to higher net investment income of $1.0 million and $2.2 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999, and an improvement in underwriting results of $1.4 million for both the three and six months ended June 30, 2000, compared to the same periods in 1999.

Premiums

PMA Re's gross and net premiums written by major category of business are as follows:

                                  Three Months Ended               Six Months Ended
                                       June 30,                        June 30,
(dollar amounts in thousands)    2000            1999            2000            1999
---------------------------------------------------------------------------------------
Gross premiums written:
      Casualty lines           $ 61,261        $ 49,774        $122,572        $122,962
      Property lines             29,576          20,368          55,288          46,133
      Other lines                   864              70           1,321             612
                               --------        --------        --------        --------
      Total                    $ 91,701        $ 70,212        $179,181        $169,707
                               ========        ========        ========        ========

Net premiums written:
      Casualty lines           $ 46,545        $ 41,416        $ 91,913        $ 97,963
      Property lines             26,466          16,857          47,639          38,109
      Other lines                   842              65           1,293             593
                               --------        --------        --------        --------
      Total                    $ 73,853        $ 58,338        $140,845        $136,665
                               ========        ========        ========        ========
---------------------------------------------------------------------------------------

Net premiums written increased $15.5 million and $4.2 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Expanded participations and improved rate adequacy led to growth in premiums for PMA Re's Traditional and Finite Risk & Financial Products units. However, this growth was partially offset by lower premiums from the Specialty unit reflecting the effects of highly competitive conditions, particularly in the professional liability reinsurance market where PMA Re has non-renewed pro rata treaties when the proposed structures did not meet its underwriting guidelines.

Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the term of the contracts. However, due to a revision late in 1999 to PMA Re's methodology used in estimating unearned premiums on in-force contracts, net premiums earned increased $693,000 and $11.4 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

Losses and Expenses

The components of PMA Re's GAAP combined ratios are as follows:

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     2000          1999          2000          1999
------------------------------------------------------------------------------------
Loss and LAE ratio                   74.4%         70.6%         73.2%         71.3%
                                  --------      --------      --------      --------
Expense ratio:
      Acquisition expenses           23.6%         29.8%         23.7%         27.0%
      Operating expenses              5.1%          4.8%          5.4%          5.4%
                                  --------      --------      --------      --------
Total expense ratio                  28.7%         34.6%         29.1%         32.4%
                                  --------      --------      --------      --------
GAAP combined ratio(1)              103.1%        105.2%        102.3%        103.7%
                                  ========      ========      ========      ========
------------------------------------------------------------------------------------

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re's loss and LAE ratio increased 3.8 points and 1.9 points for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. These increases reflect an increase in the current accident year loss and LAE ratio, partially offset by an increase in favorable prior accident year loss development. The current accident year loss and LAE ratio increased by 6.4 points and 2.7 points for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The acquisition expense ratio decreased 6.2 points and 3.3 points for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in the loss and LAE ratio and the decrease in the acquisition expense ratio are primarily due to a change in the composition of business.

Net Investment Income

Net investment income increased $1.0 million and $2.2 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The improvement in net investment income primarily reflects an increase in investment yield resulting from a shift in invested assets towards higher yielding securities.

THE PMA INSURANCE GROUP

Summarized financial results of The PMA Insurance Group are as follows:

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
(dollar amounts in thousands)                2000              1999              2000             1999
---------------------------------------------------------------------------------------------------------
The PMA Insurance Group
Net premiums written                      $  48,935         $  36,162         $ 136,381         $ 119,183
                                          =========         =========         =========         =========

Net premiums earned                       $  67,690         $  55,326         $ 124,782         $ 109,725
Net investment income                        11,699            12,600            23,932            25,733
Other revenues                                2,574             2,311             5,205             4,740
                                          ---------         ---------         ---------         ---------
Operating revenues                           81,963            70,237           153,919           140,198
                                          ---------         ---------         ---------         ---------

Losses and LAE                               50,806            42,330            93,459            84,087
Acquisition and operating expenses           21,194            19,454            40,205            37,605
Dividends to policyholders                    4,347             4,258             9,037             9,326
                                          ---------         ---------         ---------         ---------
Total losses and expenses                    76,347            66,042           142,701           131,018
                                          ---------         ---------         ---------         ---------

Pre-tax operating income                  $   5,616         $   4,195         $  11,218         $   9,180
                                          =========         =========         =========         =========

The PMA Insurance Group
Excluding Run-off Operations
Net premiums written                      $  48,935         $  36,162         $ 136,381         $ 119,183
                                          =========         =========         =========         =========

Net premiums earned                       $  67,690         $  55,326         $ 124,782         $ 109,725
Net investment income                        10,621            11,503            21,768            23,510
Other revenues                                2,574             2,311             5,205             4,740
                                          ---------         ---------         ---------         ---------
Operating revenues                           80,885            69,140           151,755           137,975
                                          ---------         ---------         ---------         ---------

Losses and LAE                               50,118            40,919            92,068            82,128
Acquisition and operating expenses           20,460            19,208            39,307            36,847
Dividends to policyholders                    4,347             4,258             9,037             9,326
                                          ---------         ---------         ---------         ---------
Total losses and expenses                    74,925            64,385           140,412           128,301
                                          ---------         ---------         ---------         ---------

Pre-tax operating income                  $   5,960         $   4,755         $  11,343         $   9,674
                                          =========         =========         =========         =========

Run-off Operations (1)
Net investment income                     $   1,078         $   1,097         $   2,164         $   2,223
                                          ---------         ---------         ---------         ---------

Losses and LAE                                  688             1,411             1,391             1,959
Operating expenses                              734               246               898               758
                                          ---------         ---------         ---------         ---------
Total losses and expenses                     1,422             1,657             2,289             2,717
                                          ---------         ---------         ---------         ---------
Pre-tax operating loss                    $    (344)        $    (560)        $    (125)        $    (494)
                                          =========         =========         =========         =========
---------------------------------------------------------------------------------------------------------

(1) Run-off operations ("Run-off Operations") of The PMA Insurance Group reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.

Operating Results

Pre-tax operating income for The PMA Insurance Group was $5.6 million and $11.2 million for the three and six months ended June 30, 2000, compared to $4.2 million and $9.2 million for the same periods in 1999. The increases in operating income were primarily due to improved underwriting results reflecting firming prices on both new and renewal business, partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

                                                              Three Months Ended                Six Months Ended
                                                                  June 30,                           June 30,
(dollar amounts in thousands)                              2000              1999             2000              1999
-----------------------------------------------------------------------------------------------------------------------
Workers' compensation and integrated disability:
      Direct premiums written                           $  43,180         $  36,999         $ 120,655         $ 108,917
      Premiums assumed                                      1,277               469             1,633             1,194
      Premiums ceded                                       (8,277)           (7,964)          (19,060)          (17,588)
                                                        ---------         ---------         ---------         ---------
      Net premiums written                              $  36,180         $  29,504         $ 103,228         $  92,523
                                                        =========         =========         =========         =========

Commercial Lines:
      Direct premiums written                           $  18,588         $  13,992         $  45,340         $  41,633
      Premiums assumed                                        193               134               743             1,028
      Premiums ceded                                       (6,026)           (7,468)          (12,930)          (16,001)
                                                        ---------         ---------         ---------         ---------
      Net premiums written                              $  12,755         $   6,658         $  33,153         $  26,660
                                                        =========         =========         =========         =========

Total:
      Direct premiums written                           $  61,768         $  50,991         $ 165,995         $ 150,550
      Premiums assumed                                      1,470               603             2,376             2,222
      Premiums ceded                                      (14,303)          (15,432)          (31,990)          (33,589)
                                                        ---------         ---------         ---------         ---------
      Net premiums written                              $  48,935         $  36,162         $ 136,381         $ 119,183
                                                        =========         =========         =========         =========
-----------------------------------------------------------------------------------------------------------------------

Direct workers' compensation and integrated disability premiums written increased by $6.2 million and $11.7 million for the three and six months ended June 30, 2000 due to an increase in the level of workers' compensation and integrated disability risks underwritten and due to increased rates on workers' compensation business. Direct writings of commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines"), increased by $4.6 million and $3.7 million for the three and six months ended June 30, 2000, compared to the same periods in 1999, primarily due to rate increases for commercial auto and commercial package lines and an increase in the level of risks underwritten.

The decreases in reinsurance premiums ceded of $1.1 million and $1.6 million for the three and six months ended June 30, 2000, compared to the same periods in 1999, reflect a decrease of $1.4 million and $3.1 million in ceded premiums for Commercial Lines for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease in ceded Commercial Lines premiums is primarily due to an increase in the reinsurance retention for the commercial casualty lines of business from $175,000 to $250,000 effective January 1, 2000. Partially offsetting this decrease was an increase in ceded premiums for workers' compensation and integrated disability for the three and six months ended June 30, 2000, compared to the same periods in 1999, as a result of the increase in direct premiums written for these products.

Net premiums earned increased $12.4 million and $15.1 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of The PMA Insurance Group's GAAP combined ratios, excluding Run-off Operations are as follows:

                                           Three Months Ended           Six Months Ended
                                                 June 30,                   June 30,
                                           2000          1999          2000          1999
------------------------------------------------------------------------------------------
Loss and LAE ratio                         74.0%         74.0%         73.8%         74.8%
                                        --------      --------      --------      --------
Expense ratio:
      Acquisition expenses                 18.0%         18.5%         18.4%         16.2%
      Operating expenses(1)(2)              9.6%         12.1%         10.3%         13.7%
                                        --------      --------      --------      --------
      Total expense ratio                  27.6%         30.6%         28.7%         29.9%

Policyholders' dividend ratio               6.4%          7.7%          7.2%          8.5%
                                        --------      --------      --------      --------

GAAP combined ratio (1)(2)(3)(4)          108.0%        112.3%        109.7%        113.2%
                                        ========      ========      ========      ========
------------------------------------------------------------------------------------------

(1) The expense ratio and the combined ratio for the six months ended June 30, 1999 exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.

(2) The expense ratio and the combined ratio exclude $1.8 million and $3.5 million for the three and six months ended June 30, 2000, respectively, and $2.2 million and $4.0 million for the three and six months ended June 30, 1999, respectively, for direct expenses related to service revenues, which are not included in premiums earned.

(3) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.

(4) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 110.2% and 111.5% for the three and six months ended June 30, 2000, and 115.3% and 115.7% for the three and six months ended June 30, 1999, respectively.

For the six months ended June 30, 2000, the GAAP loss and LAE ratio improved by
1.0 point, compared to the same period in 1999, primarily due to a decline in net discount accretion. The loss and LAE ratio was unchanged for the second quarter of 2000, compared to the second quarter of 1999.

The loss and LAE ratio is negatively impacted by accretion of prior year discounted reserves and favorably impacted by setting up discount for current year reserves. The net of these is referred to as net discount accretion. The PMA Insurance Group experienced $556,000 of net discount accretion for the first six months of 2000, compared to $1.8 million of net discount accretion for the same period in 1999, primarily due to a reduction in discount accretion attributable to loss reserves for prior accident years.

The PMA Insurance Group has experienced $2.7 million of favorable development of prior accident year results ("prior year development") for the six months ended June 30, 2000, compared to $2.6 million of favorable prior year development for the same period in 1999. The favorable prior year development in both years reflects better than expected loss experience from rent-a-captive workers' compensation business and loss-sensitive workers' compensation business. Policyholders' dividends for rent-a-captive business and premium adjustments for loss-sensitive business substantially offset this favorable prior year development.

Overall, the GAAP expense ratio decreased by 3.0 points and 1.2 points for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999, due to growth in net premiums earned that outpaced the increase in expenses.

The policyholders' dividend ratio was 6.4% and 7.2% for the three and six months ended June 30, 2000, respectively, compared to 7.7% and 8.5% for the same periods last year. These decreases occurred primarily because The PMA

Insurance Group has sold less business under dividend plans in the three and six months ended June 30, 2000, compared to the same periods in 1999, and because estimated payouts under dividend plans have been reduced in 2000.

Net Investment Income

Net investment income was $10.6 million and $21.8 million for the three and six months ended June 30, 2000, compared to $11.5 million and $23.5 million for the same periods in 1999. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Run-off Operations

Run-off Operations recorded pre-tax operating losses of $344,000 and $125,000 for the three and six months ended June 30, 2000, respectively, compared to pre-tax operating losses of $560,000 and $494,000 for the same periods in 1999. The improvements in pre-tax operating results primarily reflect lower losses and LAE.

CALIBER ONE

Summarized financial results of Caliber One are as follows:

                                              Three Months Ended                Six Months Ended
                                                   June 30,                          June 30,
(dollar amounts in thousands)                2000             1999             2000            1999
-----------------------------------------------------------------------------------------------------

Net premiums written                      $ (1,047)        $  7,531         $  8,543         $ 14,853
                                          ========         ========         ========         ========

Net premiums earned                       $  5,739         $  4,000         $ 11,426         $  6,643
Net investment income                        1,524              493            2,812              896
                                          --------         --------         --------         --------
Operating revenues                           7,263            4,493           14,238            7,539
                                          --------         --------         --------         --------

Losses and LAE                               6,881            3,197           13,100            5,315
Acquisition and operating expenses             900            1,901            3,929            3,525
                                          --------         --------         --------         --------
Total losses and expenses                    7,781            5,098           17,029            8,840
                                          --------         --------         --------         --------

Pre-tax operating loss                    $   (518)        $   (605)        $ (2,791)        $ (1,301)
                                          ========         ========         ========         ========
-----------------------------------------------------------------------------------------------------

Caliber One recorded pre-tax operating losses of $518,000 and $2.8 million for the three and six months ended June 30, 2000, respectively, compared to pre-tax operating losses of $605,000 and $1.3 million for the same periods in 1999. The improvement in the pre-tax operating loss for the three months ended June 30, 2000, compared to the same period last year, reflects higher net investment income, partially offset by higher underwriting losses. The increase in pre-tax operating losses for the six months ended June 30, 2000, compared to the same period in 1999, reflects higher underwriting losses, partially offset by higher net investment income.

Premiums

                                        Three Months Ended                 Six Months Ended
                                              June 30,                         June 30,
(dollar amounts in thousands)          2000             1999            2000             1999
----------------------------------------------------------------------------------------------
Gross premiums written:
      Products liability            $  7,031         $  3,113        $ 12,493         $  5,548
      Professional liability          (2,163)           2,194           8,454            4,391
      Other liability                  8,202            6,860          14,684           11,424
      Property                        10,898            7,273          21,545           10,868
                                    --------         --------        --------         --------
      Total                         $ 23,968         $ 19,440        $ 57,176         $ 32,231
                                    ========         ========        ========         ========


Net premiums written:
      Products liability            $  1,791         $  1,027        $  5,792         $  2,797
      Professional liability          (5,066)           1,961          (4,257)           3,690
      Other liability                  1,868            3,438           3,247            6,731
      Property                           360            1,105           3,761            1,635
                                    --------         --------        --------         --------
      Total                         $ (1,047)        $  7,531        $  8,543         $ 14,853
                                    ========         ========        ========         ========
----------------------------------------------------------------------------------------------

Gross premiums written increased $4.5 million and $24.9 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The overall increase in gross premiums written reflects Caliber One's market acceptance and penetration as well as expanded product offerings. Net premiums written decreased $8.6 million and $6.3 million for the three and six months ended June 30, 2000, compared to the same periods last year, due to increased ceded premiums related primarily to professional liability, commercial automobile (included in "other liability" in the table above) and property catastrophe exposures, partially offset by the increase associated with the overall growth in gross premiums written. The decline in gross and net premiums written for the professional liability line of business in the three months ended June 30, 2000 is primarily due to mid-term policy cancellations for the intermediate and long-term care (nursing homes) class of business.

Net premiums earned increased $1.7 million and $4.8 million for the three and six months ended June 30, 2000, compared to the same periods in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. The increase in Caliber One's net premiums earned primarily reflects the increase in net premiums written in the first quarter of 2000 and the last six months of 1999, compared to the same periods in 1999 and 1998, respectively. This was partially offset by increased ceded premiums related primarily to professional liability, commercial automobile and property catastrophe exposures.

Losses and Expenses

The components of Caliber One's GAAP combined ratios are as follows:

                                     Three Months Ended           Six Months Ended
                                           June 30,                   June 30,
                                     2000          1999          2000          1999
------------------------------------------------------------------------------------
Loss and LAE ratio                  119.9%         79.9%        114.7%         80.0%
                                  --------      --------      --------      --------
Expense ratio:
      Acquisition expenses          -23.2%         25.0%         -3.6%         25.9%
      Operating expenses             38.9%         22.5%         38.0%         27.2%
                                  --------      --------      --------      --------
Total expense ratio                  15.7%         47.5%         34.4%         53.1%
                                  --------      --------      --------      --------
GAAP combined ratio                 135.6%        127.4%        149.1%        133.1%
                                  ========      ========      ========      ========
------------------------------------------------------------------------------------

Caliber One's loss and LAE ratio increased significantly for the three and six months ended June 30, 2000, respectively, compared to the same periods last year. The increases were primarily due to higher than expected losses and LAE in the professional liability, commercial automobile and general liability lines of business. A substantial amount of the losses and LAE from the professional liability and commercial automobile lines of business was ceded to reinsurers. Additionally, other steps were taken in the first six months of 2000 to minimize the impact of these lines, including de-emphasizing certain segments of the commercial automobile and professional liability lines, including the intermediate and long-term care (nursing homes) class of business. Accordingly, Caliber One has refocused its underwriting emphasis on other lines and classes of business.

As of December 31, 1999, Caliber One's reinsurance protection was $5.5 million in excess of $500,000 for casualty lines and $4.5 million in excess of $500,000 for property lines. In the first quarter of 2000, additional reinsurance with limits of at least $42 million was purchased on the professional liability and commercial automobile lines of business.

The acquisition expense ratio decreased significantly for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease in the acquisition expense ratio is primarily due to ceding commissions associated with the reinsurance purchased for the professional liability and commercial automobile lines of business, which more than offset acquisition expenses relating to other lines of business.

The operating expense ratio increased 16.4 points and 10.8 points for the three and six months ended June 30, 2000, respectively, compared to the same periods last year. These increases primarily reflect increases in operating expenses associated with Caliber One's continuing growth and infrastructure development and the effect on net premiums earned of the increased use of reinsurance in 2000.

Net Investment Income

Net investment income was $1.5 million and $2.8 million for the three and six months ended June 30, 2000, respectively, compared to $493,000 and $896,000 for the same periods in 1999, primarily reflecting a larger average invested asset base, due mainly to premium collections in excess of paid losses and expenses and, to a lesser extent, capital contributions received in late 1999.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2000. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2000, the related adjustments could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 36 to 38 of the Management's Discussion and Analysis included in the Company's 1999 Annual Report to Shareholders, as well as pages 15 to 20 of the Company's Form 10-K for the year ended December 31, 1999.

CORPORATE AND OTHER

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of the Company's real estate properties. For the three and six months ended June 30, 2000, Corporate and Other recorded pre-tax operating losses of $5.6 million and $10.7 million, respectively, compared to pre-tax operating losses of $5.8 million and $10.6 million for the same periods in 1999.

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

At June 30, 2000 and December 31, 1999, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility is December 31, 2002, and the Credit Facility matures in an installment of $38.0 million in December 2000 and installments of $62.5 million in 2001 and 2002.

In addition to the Credit Facility, the Company maintains a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company's insurance subsidiaries. As of June 30, 2000, the Company had $45.8 million outstanding in letters of credit under the Letter of Credit Facility, compared with $45.9 million as of December 31, 1999.

The Company paid interest of $2.9 million and $5.9 million on both credit facilities for the three and six months ended June 30, 2000, respectively, compared to $2.9 million and $6.0 million for the same periods in 1999.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania and Delaware (the laws of which are substantially similar with respect to dividends). Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders' surplus as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed SAP unassigned surplus. Under this standard, the Pooled Companies and PMA Reinsurance Corporation can pay an aggregate of approximately $55 million of dividends without the prior approval of the Pennsylvania Insurance Commissioner during 2000. Caliber One Indemnity Company, a Delaware-domiciled company, is directly owned by PMA Reinsurance Corporation and, as such, its dividends may not be paid directly to PMA Capital. As stated above, Delaware's insurance laws as they apply to restricting the payment of dividends are substantially similar to Pennsylvania's insurance laws. Under Delaware insurance laws, Caliber One Indemnity Company can pay up to $3.3 million in dividends during 2000, without the prior approval of the Delaware Insurance Commissioner. Dividends received from subsidiaries were $8.1 million and $12.8 million for the three and six months ended June 30, 2000, respectively, compared to $8.0 million and $18.8 million for the comparable 1999 periods.

Net tax payments received from subsidiaries were $6.8 million and $11.2 million for the three and six months ended June 30, 2000, respectively, compared to $8.2 million and $11.7 million for the same periods in 1999.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility and the Letter of Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $10 million in 2000. The Company paid dividends to shareholders of $1.9 million and $3.8 million for the three and six months ended June 30, 2000, respectively, compared to $2.0 million and $3.9 million for the same periods last year.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $1.5 million and $4.1 million for the three and six months ended June 30, 1999, respectively. No cash capital contributions were made to subsidiaries during the first six months of 2000.

In 1998, the Company's Board of Directors authorized a plan to repurchase shares of Class A Common stock in an amount not to exceed $25.0 million. In 1999, an additional $50.0 million of share repurchase authority was approved by the Company's Board of Directors. During the first six months of 2000, the Company repurchased 618,000 shares of Class A Common stock at a total cost of $11.7 million. Since the inception of its share repurchase program in February 1998, PMA Capital has repurchased a total of 3.3 million shares at a total cost of $63.1 million. On August 9, 2000, the Company's Board of Directors approved an additional $15 million in share repurchasing authority, which brings PMA Capital's remaining share repurchase authorization to $26.9 million. Decisions regarding share repurchases are subject to prevailing market conditions and the costs and benefits associated with alternative uses of capital.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

The Company's total assets increased to $3,277.1 million at June 30, 2000, compared to $3,245.1 million at December 31, 1999. The increase in total assets is primarily attributable to increased reinsurance receivables related to the purchase of reinsurance for Caliber One's professional liability and commercial automobile lines of business.

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

The Company's insurance subsidiaries will implement the Codification guidelines effective January 1, 2001. The Company is in the process of assessing the impact that Codification will have on its statutory surplus and currently expects that the impact of adopting Codification will not be material to consolidated statutory surplus.

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

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

At the April 24, 2000 Annual Meeting of Shareholders, the shareholders of the Company approved amendments to the Company's Amended and Restated Articles of Incorporation to:

1. eliminate the current class of Common Stock from the Company's authorized capital and to provide for the conversion and reclassification of each share of the issued Common Stock, $5.00 par value per share, into one share of Class A Common Stock, $5.00 par value per share;

2. delete Article 6 of the Articles of Incorporation, which provided certain preemptive rights to the holders of Common Stock; and

3. eliminate the cumulative voting rights of holders of both the Company's Common Stock and Class A Common Stock.

Holders of the Class A Common Stock do not have preemptive or cumulative voting rights and are entitled to cast one vote per share on all matters to properly come before a meeting of shareholders. The Company's proxy statement for the April 24, 2000 Annual Meeting fully describes the effects of the amendments.

The amendments were adopted primarily to effectuate the reclassification of each issued share of Common Stock into one share of Class A Common Stock and resulted in the Company having only one class of common stock outstanding, the Class A Common Stock, effective on the close of business on April 24, 2000 ("Effective Time"). Prior to the Effective Time, the Common Stock was convertible into Class A Common Stock on a one-for-one basis, and there was no public trading market for the Common Stock. Approximately, 12 million shares of Class A Common Stock were issued in connection with the reclassification and conversion. Holders of the Common Stock were not required to give consideration in connection with the reclassification and conversion, and the Company did not pay any commission or other remuneration, directly or indirectly, for the solicitation of proxies in connection with reclassification and conversion. Therefore, the Company believes that Section 3(a)(9) of the Securities Act of 1933 (the "Act") provided an exemption from registration under the Act for the shares of Class A Common Stock issued in connection with the reclassification and conversion.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2000 Annual Meeting of Shareholders ("Annual Meeting") was held on April 24, 2000. At the Annual Meeting, the shareholders acted upon the following matters:

1. Proposal to elect four nominees as members of the Company's Board of Directors to serve for terms expiring at the 2003 Annual Meeting and until their successors are elected:

Name of Nominee                   Votes Cast For                 Votes Withheld
---------------                   --------------                 --------------
Frederick W. Anton III               116,364,214                      4,674,213
Joseph H. Foster                     116,364,214                      4,674,213
James F. Malone III                  116,364,214                      4,674,213
L.J. Rowell Jr.                      116,364,214                      4,674,213

2. Proposal to approve a reclassification amendment to the Company's Amended and Restated Articles of Incorporation was approved as follows:

                                     Common Stock        Class A Common Stock
                                     ------------        --------------------
Votes in favor                        109,075,650                   7,384,016
Votes against                             100,000                      52,836
Votes abstaining                               --                       8,340
Broker non-votes                        3,856,400                     561,185

3. Proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to authorize 2,000,0000 shares of undesignated Preferred Stock was approved as follows:

                                     Common Stock        Class A Common Stock
                                     ------------        --------------------
Votes in favor                        106,555,650                   6,336,618
Votes against                           2,620,000                   1,091,778
Votes abstaining                               --                      16,796
Broker non-votes                        3,856,400                     561,185

4. Proposal to approve an amendment to the Amended and Restated Articles of Incorporation to eliminate cumulative voting was approved as follows:

                                     Common Stock        Class A Common Stock
                                     ------------        --------------------
Votes in favor                        106,555,650                   6,440,420
Votes against                           2,620,000                     996,337
Votes abstaining                               --                       8,435
Broker non-votes                        3,856,400                     561,185

5. Proposal to approve the PMA Capital Corporation Annual Incentive Plan was approved as follows:

                                     Total Votes
                                     -----------
Votes in favor                       118,611,669
Votes against                          2,408,664
Votes abstaining                          18,094
Broker non-votes                              --

6. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Independent Accountants was approved as follows:

                                     Total Votes
                                     -----------
Votes in favor                       120,999,326
Votes against                             31,118
Votes abstaining                           7,983
Broker non-votes                              --

Item 5.  Other Information

(a) At the May 3, 2000 meeting of PMA Capital's Board of Directors, the Board amended the Company's Bylaws to adopt, among other things, advance notice provisions relating to director nominees and shareholder business to be brought before an annual meeting of shareholders. As a result of these new provisions, shareholders can now nominate any individual for a position on the Board of Directors at the 2001 Annual Meeting of Shareholders only if the shareholder notifies the Secretary of the Company of their nomination not later than the close of business on February 23, 2001, and not earlier than the close of business on January 24, 2001. The notice must include certain information about the nominating-shareholder and the nominee as specified in the Bylaws. Each nominee must also provide the Secretary with a written consent to serve if elected.

Similarly, if a shareholder wishes to present a proposal from the floor of the 2001 Annual Meeting of Shareholders, the shareholder must notify the Secretary of the Company in writing of the proposal not later than the close of business on February 23, 2001, and not earlier than the close of business on January 24, 2001. The notice must also include the other information specified in the Company's Bylaws.

Any shareholder that wishes to nominate a director or propose business from the floor of the 2001 Annual Meeting of Shareholders should consult the Company's Bylaws and the applicable proxy rules of the Securities and Exchange Commission. The advance notice bylaws do not affect shareholder's rights to submit proposals for inclusion in the proxy statement relating to the 2001 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934. A copy of a news release announcing the advance notice bylaws is attached hereto as Exhibit 99.1.

(b) A copy of a news release announcing the quarterly dividend and additional share repurchase authority is attached hereto as Exhibit 99.2 and is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibits are listed in the Index to Exhibits on page 27.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

During the quarterly period ended June 30, 2000, the Company filed the following Reports on Form 8-K:

- dated April 24, 2000, Item 5 - containing a news release announcing shareholder approval of a Board of Directors' proposal to reclassify each issued share of Common Stock into one share of Class A Common Stock.

- dated May 4, 2000, Item 5 - containing news releases regarding its first quarter 2000 results and announcing the adoption of its Shareholders' Rights Plan.

- dated May 22, 2000, Item 5 - updating the Company's registration statements on Forms S-8 (File No. 333-45949, File No. 333-68855 and File No. 333-77111) to cover Rights to Purchase Series A Junior Participating Preferred Stock, which will attach to the shares of Class A Common Stock registered under the above - referenced Registration Statements, and containing, as an exhibit, the President's letter to shareholders and Summary of Rights to Purchase Preferred Shares.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PMA CAPITAL CORPORATION



Date:    August 10, 2000               By: /s/  Francis W. McDonnell
         ---------------                  --------------------------

                                          Francis W. McDonnell,
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No.  Description of Exhibit                         Method of Filing
-----------  ----------------------                         ----------------

(12)         Computation of Ratio of Earnings to Fixed      Filed herewith
             Charges

(27)         Financial Data Schedule                        Filed herewith
                                                            (EDGAR version only)

(99.1)       PMA Capital  Corporation news release dated    Filed herewith
             August 10, 2000

(99.2)       PMA Capital  Corporation news release dated    Filed herewith
             August 9, 2000