Form 10-Q/A
period 2000-06-30
PMA CAPITAL CORP
filed 2000-10-17
CIK 1041665

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000.

The undersigned registrant hereby amends ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 for the sole purpose of incorporating by reference Exhibit 4.

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


                                      PMA CAPITAL CORPORATION



Date:    October 17, 2000             By: /s/  Francis W. McDonnell
                                         --------------------------
                                           Francis W. McDonnell,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


                                  Exhibit Index

Exhibit No.       Description of Exhibit                                      Method of Filing
(4)               Rights  Agreement,   dated  as  of  May  3,  2000,          Filed   as   Exhibit   1   to   the    registrant's
                  between the  Company and The Bank of New York,  as          Registration  Statement  on Form 8-A  dated  May 5,
                  Rights Agent.                                               2000 and incorporated herein by reference.
