Form 10-Q
period 2000-09-30
PMA CAPITAL CORP
filed 2000-11-13
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /  /

There were 21,529,796 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on October 31, 2000.

Part 1. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2000	1999	2000	1999

Revenues:
Net premiums written	$135,857	$124,970	$421,135	$395,418
Change in net unearned premiums	(18,923)	3,449	(34,739)	(28,536)

Net premiums earned	116,934	128,419	386,396	366,882
Net investment income	27,947	28,029	84,009	82,099
Net realized investment gains (losses)	5,997	(3,283)	4,068	(4,161)
Other revenues	3,087	2,869	9,748	8,828

Total revenues	153,965	156,034	484,221	453,648

Losses and expenses:
Losses and loss adjustment expenses	135,685	91,491	340,166	268,136
Acquisition expenses	30,483	27,986	84,674	80,487
Operating expenses	18,099	17,354	52,059	50,886
Dividends to policyholders	5,870	5,782	14,907	15,108
Interest expense	2,817	3,052	8,858	9,134

Total losses and expenses	192,954	145,665	500,664	423,751

Income (loss) before income taxes and cumulative
effect of accounting change	(38,989)	10,369	(16,443)	29,897

Income tax expense (benefit):
Current	(4,915)	2,770	617	8,555
Deferred	(8,712)	1,087	(6,216)	(384)

Total	(13,627)	3,857	(5,599)	8,171

Income (loss) before cumulative effect of accounting change	(25,362)	6,512	(10,844)	21,726

Cumulative effect of accounting change (net of
income tax benefit of $1,485)	--	--	--	(2,759)

Net income (loss)	$(25,362)	$6,512	$(10,844)	$18,967

Income (loss) per share:
Basic:
Income (loss) before cumulative effect of
accounting change	$(1.17)	$0.28	$(0.49)	$0.94
Cumulative effect of accounting change	--	--	--	(0.12)

Net income (loss)	$(1.17)	$0.28	$(0.49)	$0.82

Diluted:
Income (loss) before cumulative effect of
accounting change	$(1.17)	$0.27	$(0.49)	$0.90
Cumulative effect of accounting change	--	--	--	(0.11)

Net income (loss)	$(1.17)	$0.27	$(0.49)	$0.79

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of September 30, 2000	As of December 31, 1999

Assets:
Investments:
Fixed maturities available for sale, at fair value
(amortized cost: 2000 - $1,545,795; 1999 - $1,648,894)	$1,499,401	$1,579,640
Equity securities, at fair value (cost: 2000 - $34,339; 1999 - $37,779)	39,844	34,966
Short-term investments, at amortized cost which approximates fair value	289,400	303,429

Total investments	1,828,645	1,918,035

Cash	54,833	84,261
Accrued investment income	20,532	20,480
Premiums receivable (net of valuation allowance:
2000 - $18,041; 1999 - $18,088)	294,645	271,833
Reinsurance receivables (net of valuation allowance:
2000 - $3,896; 1999 - $5,528)	848,690	658,164
Deferred income taxes, net	100,667	105,363
Deferred acquisition costs	55,257	48,949
Funds held by reinsureds	65,777	19,278
Other assets	127,405	118,724

Total assets	$3,396,451	$3,245,087

Liabilities:
Unpaid losses and loss adjustment expenses	$2,035,591	$1,932,601
Unearned premiums	292,083	260,352
Long-term debt	163,000	163,000
Accounts payable and accrued expenses	141,247	109,447
Funds held under reinsurance treaties	158,330	94,445
Dividends to policyholders	16,817	13,782
Payable under securities loan agreements	171,532	242,317

Total liabilities	2,978,600	2,815,944

Commitments and contingencies (Note 5)

Shareholders' Equity:
Common stock, $5 par value
(2000 - 0 shares authorized, issued and outstanding;
1999 - 40,000,000 shares authorized, 13,084,665 issued
and 12,648,658 outstanding)	--	65,423
Class A Common stock, $5 par value
(2000 - 40,000,000 shares authorized, 24,442,945 issued
and 21,616,096 outstanding)
1999 - 40,000,000 shares authorized, 11,358,280 issued
and 9,692,854 outstanding)	122,214	56,791
Additional paid-in capital - Class A Common stock	339	339
Retained earnings	373,995	391,981
Accumulated other comprehensive loss	(26,578)	(46,844)
Notes receivable from officers	(56)	(56)
Treasury stock, at cost:
Common stock (shares: 2000 - 0 and 1999 - 436,007)	--	(5,582)
Class A Common stock (shares: 2000 - 2,826,849 and 1999 - 1,665,426)	(52,063)	(32,909)

Total shareholders' equity	417,851	429,143

Total liabilities and shareholders' equity	$3,396,451	$3,245,087

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999

Cash flows from operating activities:
Net income (loss)	$(10,844)	$18,967
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Provision for deferred income taxes	(6,216)	(384)
Net realized investment (gains) losses	(4,068)	4,161
Cumulative effect of accounting change	--	2,759
Change in:
Premiums receivable and unearned premiums, net	8,919	39,934
Dividends to policyholders	3,035	2,100
Reinsurance receivables	(190,526)	(30,982)
Unpaid losses and loss adjustment expenses	102,990	(38,214)
Funds held, net	17,386	5,863
Accrued investment income	(52)	(1,803)
Deferred acquisition costs	(6,308)	1,343
Other, net	30,604	(9,985)

Net cash flows used in operating activities	(55,080)	(6,241)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(362,736)	(1,021,204)
Maturities or calls	97,955	106,397
Sales	362,097	1,003,836
Equity securities:
Purchases	(39,356)	--
Sales	51,667	--
Net purchases of short-term investments	(54,283)	(46,725)
Other, net	(9,351)	(3,036)

Net cash flows provided by investing activities	45,993	39,268

Cash flows from financing activities:
Dividends paid to shareholders	(5,749)	(5,782)
Proceeds from exercise of stock options	2,325	4,894
Purchase of treasury stock	(16,917)	(19,693)
Net repayments of notes receivable from officers	--	348

Net cash flows used in financing activities	(20,341)	(20,233)

Net increase (decrease) in cash	(29,428)	12,794
Cash - beginning of period	84,261	2,562

Cash - end of period	$54,833	$15,356

Supplementary cash flow information:
Income taxes paid	$7,300	$9,852
Interest paid	$8,845	$7,443

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Net income (loss)	$(25,362)	$6,512	$(10,844)	$18,967

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	19,545	(9,582)	22,910	(61,010)
Less: reclassification adjustment for (gains)
losses included in net income (net of tax
expense (benefit): $2,099 and $(1,149) for
three months ended September 30, 2000 and
1999; $1,424 and $(1,456) for nine months
ended September 30, 2000 and 1999)	(3,898)	2,134	(2,644)	2,705

Other comprehensive income (loss), net of tax	15,647	(7,448)	20,266	(58,305)

Comprehensive income (loss)	$(9,715)	$(936)	$9,422	$(39,338)

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

PMA Re -- PMA Capital's reinsurance operations emphasize risk-exposed, excess of loss reinsurance and operate in the brokered market. PMA Re's business is predominantly in casualty lines of reinsurance.

The PMA Insurance Group -- PMA Capital's property and casualty insurance subsidiaries primarily write workers' compensation, integrated disability and to a lesser extent, other standard lines of commercial insurance, primarily in the Mid-Atlantic and Southern regions of the U.S. The majority of The PMA Insurance Group's business is produced by independent agents and brokers.

Caliber One -- PMA Capital's specialty property and casualty operations write excess and surplus lines of business nationally on a non-admitted basis through surplus lines brokers and managing general agents.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and footnotes included in its 1999 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 1999.

B. Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain interpretations of the staff of the SEC regarding the application of GAAP to revenue recognition in financial statements. The Company's existing revenue recognition policies and practices are in conformity with SAB No. 101. Accordingly, upon adoption of SAB No. 101 effective October 1, 2000, there will not be a material impact on the Company's financial condition, results of operations or liquidity.

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

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

Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of income tax benefit of $1.5 million, which has been reported as a cumulative effect of accounting change. This accounting change impacted The PMA Insurance Group segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and the Company does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

3.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Unpaid losses and loss adjustment expenses ("LAE") reflect management's best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process in determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes and economic conditions.

During the third quarter of 2000, PMA Re's actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management's selection was within the actuarially determined range of reasonable loss reserve outcomes for each line of business, and indicated that gross loss reserves at September 30, 2000 needed to be increased by $83.2 million. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re's retrocessionaires, resulting in an impact on net incurred losses and LAE of $23.2 million for the third quarter and nine months ended September 30, 2000. This, combined with $35.0 million of ceded premiums due under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re's operating results.

The increase in the estimate of gross loss and LAE reserves primarily reflects higher than anticipated losses mainly in the Company's pro rata business, where PMA Re participates with the insured by agreeing to pay a pre-determined percentage of all losses arising under a particular insurance contract of the insured in exchange for the same pre-determined percentage of all applicable premiums received under that contract. The concentration of estimated adverse loss development was in PMA Re's pro rata reinsurance business related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year loss reserve development in the excess of loss general liability line for accident years 1998 and 1999.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2000. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company's ultimate net losses prove to differ substantially from the amounts recorded at September 30, 2000, the related adjustments could have a material adverse impact on the Company's financial condition, results of operations and liquidity.

4.  REINSURANCE

In the ordinary course of business, PMA Capital's reinsurance and insurance subsidiaries assume premiums from and cede premiums to other insurance companies and are members of various underwriting pools and associations. The reinsurance and insurance subsidiaries cede business, primarily on an excess of loss basis, in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Earned Premiums:
Direct	$110,208	$81,135	$318,165	$235,262
Assumed	119,190	100,308	294,554	252,832
Ceded	(112,464)	(53,024)	(226,323)	(121,212)

Net	$116,934	$128,419	$386,396	$366,882

Losses and LAE:
Direct	$96,369	$62,613	$293,666	$187,642
Assumed	151,747	62,110	285,144	158,291
Ceded	(112,431)	(33,232)	(238,644)	(77,797)

Net	$135,685	$91,491	$340,166	$268,136

5.  COMMITMENTS AND CONTINGENCIES

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

In the event a property and casualty insurer operating in a jurisdiction where the Company's insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer's voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at September 30, 2000 that have not been reflected in the accompanying financial statements.

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

6.  EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (income before cumulative effect of accounting change) for the basic and diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Denominator:
Basic shares - weighted average
Common and Class A Common
shares outstanding	21,736,599	22,898,574	22,018,944	23,098,368
Effect of dilutive stock options	--	809,659	--	820,388

Total diluted shares	21,736,599	23,708,233	22,018,944	23,918,756

For the three and nine months ended September 30, 2000, the effect of 3.5 million stock options was excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine months ended September 30, 1999, the effect of 20,500 stock options was excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

7.  SHAREHOLDERS' EQUITY

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

8.  BUSINESS SEGMENTS

The following table indicates the Company's revenues, all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Revenues:
PMA Re	$56,012	$83,900	$219,598	$233,867
The PMA Insurance Group
Excluding Run-off Operations	81,254	65,254	233,009	203,229
Run-off Operations	1,033	1,110	3,197	3,333

Total	82,287	66,364	236,206	206,562
Caliber One	9,454	8,556	23,692	16,095
Corporate and Other	215	497	657	1,285
Net realized investment gains (losses)	5,997	(3,283)	4,068	(4,161)

Total revenues	$153,965	$156,034	$484,221	$453,648

Components of pre-tax operating
income (loss) (1) and net income (loss):
PMA Re	$(40,377)	$14,674	$(13,615)	$37,790
The PMA Insurance Group:
Excluding Run-off Operations	5,307	4,045	16,650	13,719
Run-off Operations	(159)	174	(284)	(320)

Total	5,148	4,219	16,366	13,399
Caliber One	(4,239)	462	(7,030)	(839)
Corporate and Other	(5,518)	(5,703)	(16,232)	(16,292)

Pre-tax operating income (loss)	(44,986)	13,652	(20,511)	34,058
Net realized investment gains (losses)	5,997	(3,283)	4,068	(4,161)

Income (loss) before income taxes and
cumulative effect of accounting change	(38,989)	10,369	(16,443)	29,897
Income tax expense (benefit)	(13,627)	3,857	(5,599)	8,171

Income (loss) before cumulative effect of
accounting change	(25,362)	6,512	(10,844)	21,726
Cumulative effect of accounting change,
net of tax	--	--	--	(2,759)

Net income (loss)	$(25,362)	$6,512	$(10,844)	$18,967

(1)

Pre-tax operating income (loss) is defined as income (loss) from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital's financial condition as of September 30, 2000, compared with December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis included in PMA Capital's 1999 Annual Report to Shareholders (pages 28 through 43), to which the reader is directed for additional information. The term "SAP" refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term "GAAP" refers to generally accepted accounting principles.

Consolidated Results of Operations

The major components of operating revenues, pre-tax operating income (loss) and net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Operating revenues:
Net premiums written	$135,857	$124,970	$421,135	$395,418

Net premiums earned	$116,934	$128,419	$386,396	$366,882
Net investment income	27,947	28,029	84,009	82,099
Other revenues	3,087	2,869	9,748	8,828

Total operating revenues	$147,968	$159,317	$480,153	$457,809

Components of pre-tax operating
income (loss)(1) and net income (loss):
PMA Re	$(40,377)	$14,674	$(13,615)	$37,790
The PMA Insurance Group:
Excluding Run-off Operations	5,307	4,045	16,650	13,719
Run-off Operations	(159)	174	(284)	(320)

Total	5,148	4,219	16,366	13,399
Caliber One	(4,239)	462	(7,030)	(839)
Corporate and Other	(5,518)	(5,703)	(16,232)	(16,292)

Pre-tax operating income (loss)	(44,986)	13,652	(20,511)	34,058
Net realized investment gains (losses)	5,997	(3,283)	4,068	(4,161)

Income (loss) before income taxes and
cumulative effect of accounting change	(38,989)	10,369	(16,443)	29,897
Income tax expense (benefit)	(13,627)	3,857	(5,599)	8,171

Income (loss) before cumulative effect of
accounting change	(25,362)	6,512	(10,844)	21,726
Cumulative effect of accounting change,
net of tax	--	--	--	(2,759)

Net income (loss)	$(25,362)	$6,512	$(10,844)	$18,967

(1)

Pre-tax operating income (loss) is defined as income (loss) from continuing operations before income taxes, excluding net realized investment gains (losses). The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Consolidated operating revenues for the three and nine months ended September 30, 2000, were $148.0 million and $480.2 million, respectively, compared to $159.3 million and $457.8 million for the same periods last year. The decrease in operating revenues for the three months ended September 30, 2000, compared to the same period last year, primarily reflects lower net premiums earned at PMA Re, partially offset by higher net premiums earned at The PMA Insurance Group. The increase in operating revenues for the nine months ended September 30, 2000, compared to the same period last year, primarily reflects higher net premiums earned at The PMA Insurance Group and Caliber One, partially offset by lower net premiums earned at PMA Re.

The Company recorded pre-tax operating losses of $45.0 million and $20.5 million for the three and nine months ended September 30, 2000, respectively, compared to pre-tax operating income of $13.7 million and $34.1 million for the same periods in 1999. On an after-tax basis, the Company recorded operating losses of $29.3 million and $13.5 million for the three and nine months ended September 30, 2000, respectively, compared to after-tax operating income of $8.6 million and $24.4 million for the same periods in 1999. Included in the losses for 2000 was a charge of approximately $40 million after-tax ($60 million pre-tax) for higher than expected losses and loss adjustment expenses ("LAE") in certain lines of business written by PMA Re. To a lesser extent, the losses for 2000 also reflect higher losses from certain lines of business written by Caliber One. Improved earnings at The PMA Insurance Group partially offset the losses at PMA Re and Caliber One.

As a result of the third quarter 2000 operating losses, the Company does not expect full year operating earnings to improve as compared to 1999.

The Company's net loss was $25.4 million and $10.8 million for the three and nine months ended September 30, 2000, respectively, compared to net income of $6.5 million and $19.0 million for the same periods last year. Net income for the nine months ended September 30, 1999 includes an after-tax charge of $2.8 million for the effect of adopting Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." See Note 2-B for additional information.

Net income (loss) also includes after-tax gains and losses on the sale of investments. The timing and recognition of such gains and losses are unpredictable and are not indicative of current operating fundamentals or future operating performance. Accordingly, such gains and losses are not included as a component of operating income (loss). Included in net income (loss) were after-tax net realized investment gains of $3.9 million and $2.6 million for the three and nine months ended September 30, 2000, compared to after-tax net realized investment losses of $2.1 million and $2.7 million for the same periods last year. Net realized investment losses in 1999 principally resulted from sales of investments in order to capitalize on higher yielding investment opportunities. During 2000, realized investment results reflect gains from the sale of equity securities, which had reached the Company's targeted exit price level.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Net premiums written	$46,579	$45,963	$187,424	$182,628

Net premiums earned	$41,121	$68,941	$174,866	$191,289
Net investment income	14,891	14,959	44,732	42,578

Operating revenues	56,012	83,900	219,598	233,867

Losses and loss adjustment expenses	73,782	48,456	171,704	135,699
Acquisition and operating expenses	22,607	20,770	61,509	60,378

Total losses and expenses	96,389	69,226	233,213	196,077

Pre-tax operating income (loss)	$(40,377)	$14,674	$(13,615)	$37,790

PMA Re's pre-tax operating loss was $40.4 million and $13.6 million for the three and nine months ended September 30, 2000, compared to pre-tax operating income of $14.7 million and $37.8 million for the same periods in 1999. The operating losses in the third quarter and first nine months of 2000 include a pre-tax charge of approximately $60 million relating to the effects of higher than expected losses and LAE (see discussion below in Losses and Expenses).

Premiums

PMA Re's gross and net premiums written by major category of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Gross premiums written:
Casualty lines	$81,086	$57,093	$203,658	$180,055
Property lines	38,621	13,514	93,909	59,647
Other lines	1,770	879	3,091	1,491

Total	$121,477	$71,486	$300,658	$241,193

Net premiums written:
Casualty lines	$17,486	$39,266	$109,399	$137,228
Property lines	27,651	5,871	75,289	43,980
Other lines	1,442	826	2,736	1,420

Total	$46,579	$45,963	$187,424	$182,628

Gross premiums written increased $50.0 million and $59.5 million for the three and nine months ended September 30, 2000, compared to the same periods last year, reflecting expanded participations and improved pricing. In addition, $34 million of gross premiums written in the third quarter of 2000 resulted from a change in the estimate of premiums written, $16 million of which relates to a single casualty reinsurance treaty. Despite the growth in gross premiums written, net premiums written increased modestly by $616,000 and $4.8 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Increases in ceded premiums of $49.4 million and $54.7 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods last year, offset substantially all of the growth in gross premiums written. The increase in the third quarter was due to additional ceded premiums of $35 million on existing retrocessional contracts covering the higher than expected losses and LAE recognized in the quarter and, to a lesser extent, a revision in the estimate of ceded premiums on in-force contracts of $16 million, mainly due to a single casualty reinsurance treaty.

Net premiums earned decreased $27.8 million and $16.4 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the terms of the contracts. However, PMA Re's earned premiums for the third quarter and first nine months of 1999 included $26 million related to a revision in the methodology used in calculating unearned premiums on in-force contracts.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Loss and LAE ratio	179.4%	70.3%	98.2%	70.9%

Expense ratio:
Acquisition expenses	45.3%	25.1%	28.8%	26.3%
Operating expenses	9.7%	5.0%	6.4%	5.3%

Total expense ratio	55.0%	30.1%	35.2%	31.6%

GAAP combined ratio(1)	234.4%	100.4%	133.4%	102.5%

(1)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re's reported loss and LAE ratio increased significantly in the third quarter of 2000 reflecting the effects of higher than expected losses and LAE in certain lines of business, primarily coverages for 1998 and 1999 written on a pro rata basis, partially offset by lower than expected losses and LAE for treaties covering losses occurring in 1996 and prior.

During the third quarter of 2000, PMA Re's actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management's selection was within the actuarially determined range of reasonable loss reserve outcomes for each line of business, and indicated that gross loss reserves at September 30, 2000 needed to be increased by $83.2 million. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re's retrocessionaires, resulting in an impact on net incurred losses and LAE of $23.2 million for the third quarter and nine months ended September 30, 2000. This, combined with $35.0 million of ceded premiums due under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re's operating results.

The increase in the estimate of gross loss and LAE reserves primarily reflects higher than anticipated losses mainly in the Company's pro rata business, where PMA Re participates with the insured by agreeing to pay a pre-determined percentage of all losses arising under a particular insurance contract of the insured in exchange for the same pre-determined percentage of all applicable premiums received under that contract. The concentration of estimated adverse loss development was in PMA Re's pro rata reinsurance business related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year loss reserve development ("prior year development") in the excess of loss general liability line for accident years 1998 and 1999.

A comprehensive review performed by senior underwriters, claims and financial personnel concluded that PMA Re has already non-renewed a significant portion of the accounts that contributed to the higher than expected losses. In addition,

PMA Re believes it obtained adequate price increases and/or improvements in contract terms and conditions on substantially all of the accounts renewed in 2000 that contributed to the higher than expected losses for prior accident years. As a result of these underwriting decisions and actions, PMA Re expects that the loss and LAE ratio for the fourth quarter of 2000 will be between 82% and 87%. For a discussion of the factors that may impact this loss and LAE ratio, see the discussion of Loss Reserves on page 21and the Cautionary Statements on page 24.

The acquisition expense ratio increased 20.2 points and 2.5 points for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The operating expense ratio increased 4.7 points and 1.1 points for the three and nine months ended September 30, 2000, respectively, compared to the same periods last year. The increases in the acquisition expense ratio and the operating expense ratio primarily resulted from the unfavorable impact on net premiums earned of the additional ceded premium related to our retrocessional reinsurance program.

Net Investment Income

Net investment income was $14.9 million and $44.7 million for the three and nine months ended September 30, 2000, compared to $15.0 million and $42.6 million for the same periods in 1999. The improvement in net investment income through nine months primarily reflects higher yields on invested assets resulting from a portfolio shift towards higher yielding invested assets that was substantially completed by the beginning of the third quarter of 1999.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

The PMA Insurance Group
Net premiums written	$86,574	$63,289	$222,955	$182,472

Net premiums earned	$68,128	$51,691	$192,910	$161,416
Net investment income	11,632	12,439	35,564	38,172
Other revenues	2,527	2,234	7,732	6,974

Operating revenues	82,287	66,364	236,206	206,562

Losses and LAE	50,931	37,007	144,390	121,094
Acquisition and operating expenses	20,338	19,356	60,543	56,961
Dividends to policyholders	5,870	5,782	14,907	15,108

Total losses and expenses	77,139	62,145	219,840	193,163

Pre-tax operating income	$5,148	$4,219	$16,366	$13,399

The PMA Insurance Group
Excluding Run-off Operations
Net premiums written	$86,574	$63,289	$222,955	$182,472

Net premiums earned	$68,128	$51,691	$192,910	$161,416
Net investment income	10,599	11,329	32,367	34,839
Other revenues	2,527	2,234	7,732	6,974

Operating revenues	81,254	65,254	233,009	203,229

Losses and LAE	50,264	36,297	142,332	118,425
Acquisition and operating expenses	19,813	19,130	59,120	55,977
Dividends to policyholders	5,870	5,782	14,907	15,108

Total losses and expenses	75,947	61,209	216,359	189,510

Pre-tax operating income	$5,307	$4,045	$16,650	$13,719

Run-off Operations (1)
Net investment income	$1,033	$1,110	$3,197	$3,333

Losses and LAE	667	710	2,058	2,669
Operating expenses	525	226	1,423	984

Total losses and expenses	1,192	936	3,481	3,653

Pre-tax operating income (loss)	$(159)	$174	$(284)	$(320)

(1)

Run-off operations ("Run-off Operations") of The PMA Insurance Group reinsure certain obligations primarily associated with workers' compensation claims written by The PMA Insurance Group's Pooled Companies for the years 1991 and prior.

Operating Results

Pre-tax operating income for The PMA Insurance Group was $5.1 million and $16.4 million for the three and nine months ended September 30, 2000, compared to $4.2 million and $13.4 million for the same periods in 1999. The increases in operating income were primarily due to improved underwriting results reflecting firming prices on both new and renewal business, partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

The components of premiums written are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Workers' compensation and integrated disability:
Direct premiums written	$82,534	$58,284	$203,189	$167,201
Premiums assumed	952	661	2,585	1,855
Premiums ceded	(9,688)	(7,372)	(28,748)	(24,959)

Net premiums written	$73,798	$51,573	$177,026	$144,097

Commercial Lines:
Direct premiums written	$19,788	$19,452	$65,129	$61,085
Premiums assumed	268	249	1,011	1,277
Premiums ceded	(7,280)	(7,985)	(20,211)	(23,987)

Net premiums written	$12,776	$11,716	$45,929	$38,375

Total:
Direct premiums written	$102,322	$77,736	$268,318	$228,286
Premiums assumed	1,220	910	3,596	3,132
Premiums ceded	(16,968)	(15,357)	(48,959)	(48,946)

Net premiums written	$86,574	$63,289	$222,955	$182,472

Direct workers' compensation and integrated disability premiums written increased by $24.3 million and $36.0 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to increased prices on workers' compensation business and an increase in the level of workers' compensation and integrated disability risks underwritten.

Direct writings of commercial lines of business other than workers' compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines"), increased by $336,000 and $4.0 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase was primarily due to rate increases for commercial auto and commercial package lines, partially offset by non-renewals of certain accounts that did not meet underwriting standards.

Premiums ceded increased $1.6 million for the three months ended September 30, 2000, compared to the same period in 1999 and were essentially flat for the nine months ended September 30, 2000, compared to the same period last year. Ceded workers' compensation premiums increased $2.3 million and $3.8 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily as a result of the increase in direct premiums written for these products. Ceded premiums for Commercial Lines decreased $705,000 and $3.8 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to an increase in the reinsurance retention for the commercial casualty lines of business from $175,000 to $250,000 effective January 1, 2000.

Net premiums earned increased $16.4 million and $31.5 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Loss and LAE ratio	73.8%	70.2%	73.8%	73.4%

Expense ratio:
Acquisition expenses	17.1%	18.5%	17.9%	16.9%
Operating expenses(1)(2)	9.4%	15.0%	10.0%	14.2%

Total expense ratio	26.5%	33.5%	27.9%	31.1%
Policyholders' dividend ratio	8.6%	11.2%	7.7%	9.4%

GAAP combined ratio (1)(2)(3)(4)	108.9%	114.9%	109.4%	113.9%

(1)

The expense ratio and the combined ratio for the nine months ended September 30, 1999 exclude the impact of the cumulative effect of accounting change of $4.3 million ($2.8 million after-tax) for insurance-related assessments.

(2)

The expense ratio and the combined ratio exclude $1.8 million and $5.3 million for the three and nine months ended September 30, 2000, respectively, and $1.8 million and $5.8 million for the three and nine months ended September 30, 1999, respectively, for direct expenses related to service revenues, which are not included in premiums earned.

(3)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders' dividends, all divided by net premiums earned.

(4)

The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 110.6% and 111.1% for the three and nine months ended September 30, 2000, and 116.7% and 116.1% for the three and nine months ended September 30, 1999, respectively.

For the three and nine months ended September 30, 2000, the GAAP loss and LAE ratio increased by 3.6 points and 0.4 points, respectively, compared to the same periods in 1999. The increase was primarily due to a decline in the level of favorable prior year development, partially offset by an improved current accident year loss and LAE ratio during 2000 and a decline in net discount accretion.

The PMA Insurance Group experienced $465,000 and $3.1 million of favorable prior year development for the three and nine months ended September 30, 2000, compared to $6.7 million and $9.2 million of favorable prior year development for the same periods in 1999. The favorable prior year development reflects better than expected loss experience from rent-a-captive workers' compensation business and loss-sensitive workers' compensation business. The effect of this favorable prior year development on operating income was substantially offset by policyholders' dividends for rent-a-captive business and premium adjustments for loss-sensitive business.

The current accident year loss and LAE ratio was 72.8% and 73.7% for the three and nine months ended September 30, 2000, compared to 80.6% and 76.4% for the same periods last year. These improvements reflect the application of pricing increases, stricter underwriting standards and a relatively lower risk profile of business written.

The loss and LAE ratio is negatively impacted by accretion of prior year discounted reserves and favorably impacted by recording discount for current year reserves. The net of these is referred to as net discount accretion. The PMA Insurance Group experienced $581,000 and $1.1 million of net discount accretion for the three and nine months ended September 30, 2000, compared to $714,000 and $2.5 million for the same periods in 1999. The decline in net discount accretion primarily reflects a reduction in discount accretion attributable to loss reserves for prior accident years.

Overall, the GAAP expense ratio improved by 7.0 points and 3.2 points for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, due to growth in net premiums earned that outpaced the increase in expenses.

The policyholders' dividend ratio was 8.6% and 7.7% for the three and nine months ended September 30, 2000, respectively, compared to 11.2% and 9.4% for the same periods last year. These decreases primarily resulted from The PMA Insurance Group selling less business under dividend plans in the three and nine months ended September 30, 2000, compared to the same periods in 1999, as well as estimated payouts under dividend plans being reduced in 2000.

Net Investment Income

Net investment income was $10.6 million and $32.4 million for the three and nine months ended September 30, 2000, compared to $11.3 million and $34.8 million for the same periods in 1999. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Caliber One

Summarized financial results of Caliber One are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Net premiums written	$2,882	$15,828	$11,425	$30,681

Net premiums earned	$7,863	$7,897	$19,289	$14,540
Net investment income	1,591	659	4,403	1,555

Operating revenues	9,454	8,556	23,692	16,095

Losses and LAE	10,972	6,028	24,072	11,343
Acquisition and operating expenses	2,721	2,066	6,650	5,591

Total losses and expenses	13,693	8,094	30,722	16,934

Pre-tax operating income (loss)	$(4,239)	$462	$(7,030)	$(839)

Caliber One recorded pre-tax operating losses of $4.2 million and $7.0 million for the three and nine months ended September 30, 2000, compared to pre-tax operating income of $462,000 for the three months ended September 30, 1999 and a pre-tax operating loss of $839,000 for the nine months ended September 30, 1999. The pre-tax operating loss for the quarter, and the increase in pre-tax operating loss for the nine months ended September 30, 2000, compared to the same periods in 1999, reflect higher underwriting losses, partially offset by higher net investment income.

Premiums

The components of premiums written are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2000	1999	2000	1999

Gross premiums written:
Products liability	$5,175	$4,665	$17,668	$10,213
Professional liability	(1,559)	5,654	6,895	10,045
Other liability	5,438	7,253	20,122	18,677
Property	10,416	9,524	31,961	20,392

Total	$19,470	$27,096	$76,646	$59,327

Net premiums written:
Products liability	$2,494	$3,623	$8,285	$6,420
Professional liability	(1,208)	4,579	(5,465)	8,269
Other liability	23	6,439	3,270	13,170
Property	1,573	1,187	5,335	2,822

Total	$2,882	$15,828	$11,425	$30,681

Gross premiums written decreased $7.6 million for the three months ended September 30, 2000, compared to the same period in 1999 and increased $17.3 million for the nine months ended September 30, 2000, compared to the same period last year. The decrease in gross premiums written in the third quarter of 2000 continues to reflect Caliber One's decision during the first quarter of 2000 to de-emphasize certain segments of the commercial automobile (included in "other liability" in the table above) and professional liability lines, including the intermediate and long-term care (nursing homes) class of business. The increase in gross premiums written for the nine months of 2000 is due to Caliber One's market acceptance and penetration as well as expanded product offerings, primarily in the property and products liability lines of business, partially offset by the de-emphasis of certain segments since the first quarter of 2000. Net premiums written decreased $12.9 million and $19.3 million for the three and nine months ended September 30, 2000, compared to the same periods last year, primarily due to higher levels of ceded premiums related to professional liability, commercial automobile and property catastrophe exposures. Mid-term policy cancellations for the nursing homes class of business negatively impacted gross and net premiums written for the professional liability line of business in the three and nine months ended September 30, 2000.

Net premiums earned for the three months ended September 30, 2000 were unchanged from the corresponding prior year period. For the nine months ended September 30, 2000, net premiums earned increased $4.7 million compared to the same period in 1999. The increase in net premiums earned in 2000 reflects the increase in premiums written in the latter part of 1999 and early 2000, partially offset by increased ceded premiums in 2000.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Loss and LAE ratio	139.5%	76.3%	124.8%	78.0%

Expense ratio:
Acquisition expenses	2.1%	14.4%	-1.2%	19.7%
Operating expenses	32.5%	11.8%	35.7%	18.8%

Total expense ratio	34.6%	26.2%	34.5%	38.5%

GAAP combined ratio (1)	174.1%	102.5%	159.3%	116.5%

(1)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

Caliber One's loss and LAE ratio increased significantly for the three and nine months ended September 30, 2000, respectively, compared to the same periods last year. The increases were primarily due to the recent emergence of higher than expected losses and LAE in certain segments of the professional liability, commercial automobile, general liability and property lines of business for coverages on 1999 and 2000 exposures. A substantial amount of the losses and LAE from the professional liability and commercial automobile lines of business was ceded to reinsurers. Additionally, other steps were taken in the first nine months of 2000 to minimize the impact of these segments, including de-emphasizing certain classes of the commercial automobile and professional liability lines, including the nursing homes class of business.

As of December 31, 1999, Caliber One's reinsurance protection was $5.5 million in excess of $500,000 for casualty lines and $4.5 million in excess of $500,000 for property lines. In the first quarter of 2000, Caliber One purchased additional reinsurance with limits of approximately $50 million on the professional liability and commercial automobile lines of business, covering a substantial portion of losses in 2000 relating to these lines.

The acquisition expense ratio decreased significantly for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in the acquisition expense ratio is primarily due to ceding commissions on the reinsurance purchased for the professional liability and commercial automobile lines of business, which are offset against acquisition expenses.

The operating expense ratio increased substantially for the three and nine months ended September 30, 2000, respectively, compared to the same periods last year. These increases primarily reflect increases in operating expenses associated with Caliber One's continued growth and infrastructure development, and the effect on net premiums earned of the increased use of reinsurance and cancellations in 2000.

Net Investment Income

Net investment income was $1.6 million and $4.4 million for the three and nine months ended September 30, 2000, respectively, compared to $659,000 and $1.6 million for the same periods in 1999, primarily reflecting a larger average invested asset base, due mainly to premium collections in excess of paid losses and expenses and, to a lesser extent, capital contributions received.

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

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2000. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management's informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company's ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2000, the related adjustments could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

See the discussion under Losses and Expenses on pages 13 and 14 for additional information regarding PMA Re's third quarter 2000 loss reserve increase.

For additional discussion of loss reserves and reinsurance, see pages 36 to 38 of the Management's Discussion and Analysis included in the Company's 1999 Annual Report to Shareholders, as well as pages 15 to 20 of the Company's Form 10-K for the year ended December 31, 1999.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service, and taxes, as well as the results of certain of the Company's real estate properties. For the three and nine months ended September 30, 2000, Corporate and Other recorded pre-tax operating losses of $5.5 million and $16.2 million, respectively, compared to pre-tax operating losses of $5.7 million and $16.3 million for the same periods in 1999.

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

At September 30, 2000 and December 31, 1999, the Company had $163.0 million of outstanding debt under its Revolving Credit Facility (the "Credit Facility"). The final expiration of the Credit Facility is December 31, 2002, and the Credit Facility matures in an installment of $38.0 million in 2000 and installments of $62.5 million in 2001 and 2002. In addition to the Credit Facility, the Company had $45.8 million outstanding in letters of credit as of September 30, 2000 under a letter of credit facility, compared with $45.9 million as of December 31, 1999. Letters of credit are used primarily for securing reinsurance obligations of the Company's insurance subsidiaries. The Company is currently negotiating an extension of the letter of credit facility.

The Company paid interest of $2.9 million and $8.8 million on both credit facilities for the three and nine months ended September 30, 2000, respectively, compared to $1.4 million and $7.4 million for the same periods in 1999.

The Company's domestic insurance subsidiaries' ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders' surplus as of the end of the preceding year or (ii) SAP net income for the preceding year, but in no event to exceed SAP unassigned surplus. Effective September 30, 2000, PMA Capital realigned the ownership structure of its domestic statutory insurance companies, such that all of PMA Capital's domestic insurance entities are now owned by PMA Capital Insurance Company (formerly known as PMA Reinsurance Corporation). As a result of this statutory realignment, dividends from the Pooled Companies and Caliber One Indemnity Company may not be paid directly to PMA Capital. Instead, only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. As of September 30, 2000, approximately $55 million of dividends are available to be paid to PMA Capital without the prior approval of the Pennsylvania Insurance Commissioner during 2000. Under Delaware law (which is substantially similar to Pennsylvania law with respect to dividends), Caliber One can pay up to $3.3 million in dividends to PMA Capital Insurance Company in 2000. Dividends received from subsidiaries were $9.8 million and $22.6 million for the three and nine months ended September 30, 2000, respectively, compared to $8.0 million and $26.8 million for the comparable 1999 periods.

Net tax payments received from (refunded to) subsidiaries were $(6.7) million and $4.4 million for the three and nine months ended September 30, 2000, respectively, compared to $7.4 million and $19.1 million for the same periods in 1999.

PMA Capital's dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $10 million in 2000. The Company paid dividends to shareholders of $2.0 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 1999, respectively.

PMA Capital also made capital contributions in the form of cash to its subsidiaries totaling $4.1 million for the nine months ended September 30, 1999. No cash capital contributions were made to subsidiaries during the first nine months of 2000 or the quarter ended September 30, 1999.

In February 1998, the Company's Board of Directors authorized a plan to repurchase shares of Class A common stock in an amount not to exceed $25 million. The Company's Board of Directors approved an additional $15 million and $50 million of share repurchase authority in 2000 and 1999, respectively. During the first nine months of 2000, the Company repurchased 903,000 shares at a total cost of $16.9 million. As of September 30, 2000, PMA Capital has repurchased a total of 3.4 million shares at a total cost of $66.0 million since the inception of its share repurchase program, which represents approximately 14 percent of the outstanding shares at that time. PMA Capital's remaining share repurchase authorization is $24.0 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

Management believes that the Company's sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations.

The Company's total assets increased to $3,396.5 million at September 30, 2000, compared to $3,245.1 million at December 31, 1999. The rise in total assets is primarily attributable to an increase of $190.5 million in reinsurance receivables related to existing retrocessional contracts covering PMA Re's higher than expected losses and LAE activity and the purchase of reinsurance in 2000 covering Caliber One's professional liability and commercial automobile lines of business.

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

Realignment of Statutory Subsidiaries

Effective September 30, 2000, PMA Capital realigned the ownership structure of its domestic statutory insurance companies, such that all of PMA Capital's domestic insurance entities are now owned by PMA Capital Insurance Company, a Pennsylvania domiciled insurance company (formerly known as PMA Reinsurance Corporation). The statutory realignment does not affect the management of PMA Capital's insurance operations, accordingly, PMA Capital's reportable segments will remain the same.

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

The Company's insurance subsidiaries will implement the Codification guidelines effective no later than January 1, 2001. The Company is in the process of assessing the impact that Codification will have on its statutory surplus and currently expects that consolidated statutory surplus will be increased by approximately $25 million, or 5% of statutory surplus as of September 30, 2000.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain interpretations of the staff of the SEC regarding the application of GAAP to revenue recognition in financial statements. The Company's existing revenue recognition policies and practices were in conformity with SAB No. 101. Accordingly, upon adoption of SAB No. 101 effective October 1, 2000, there will not be a material impact on the Company's financial condition, results of operations or liquidity.

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

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

Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an insurance company should recognize a liability for guaranty fund and other insurance related assessments and how to measure that liability. As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of income tax benefit of $1.5 million, which has been reported as a cumulative effect of accounting change in 1999. This accounting change impacted The PMA Insurance Group segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits are listed in the Index to Exhibits on page 27.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2000:

During the quarterly period ended September 30, 2000, the Company filed the following Report on Form 8-K:

- dated August 3, 2000, Item 5 - containing a news release regarding its second quarter 2000 results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 13, 2000	By: /s/ Francis W. McDonnell

Francis W. McDonnell,
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(27)	Financial Data Schedule	Filed herewith (EDGAR version only)