Form 10-Q/A
period 1998-09-30
PMA CAPITAL CORP
filed 2001-03-12
CIK 1041665

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

The undersigned registrant hereby amends ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 for the sole purpose of filing herewith Exhibit 10.1.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Index to Exhibits.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 12, 2001	By: /s/ Francis W. McDonnell
Francis W. McDonnell,
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

10.1	First Amendment to Credit Agreement, made in respect of the Credit Agreement dated as of March 14, 1997, by and between the Company, The Bank of New York, and First Union National Bank.	Filed herewith