Form 10-K
period 2000-12-31
PMA CAPITAL CORP
filed 2001-03-22
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 000-22761

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1735 Market Street, Suite 2800 Philadelphia, Pennsylvania	19103-7590
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (215) 665-5046

Securities registered pursuant to Section 12(b): None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $5.00 per share
(Title of Class)

Rights to Purchase Preferred Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2001, was $201,142,100.

There were 21,499,027 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Parts I, II and IV of this Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 2000, as indicated herein.
(2)	Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement to be dated March 23, 2001 for the 2001 Annual Meeting of Shareholders.

PART I

        The Business Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. The Company’s actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in the “Cautionary Statements” on page 44 of the Company’s Management’s Discussion and Analysis (“MD&A”) section of its 2000 Annual Report to Shareholders (“Annual Report”) that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

Item 1. Business

COMPANY OVERVIEW

        PMA Capital Corporation (the “Company” or “PMA Capital”), headquartered in Philadelphia, Pennsylvania, is an insurance holding company with total assets of approximately $3.5 billion and shareholders’ equity of $440.0 million at December 31, 2000. The Company was organized under the laws of the Commonwealth of Pennsylvania as Pennsylvania Manufacturers Corporation in 1982, and changed its name to PMA Capital Corporation in 1998. The Company’s operating subsidiaries conduct business in the property and casualty insurance industry. The Company has three operating segments:

•	PMA Re, which provides property and casualty reinsurance products and services;
•	The PMA Insurance Group, which writes workers’compensation, integrated disability and, to a lesser extent, other standard lines of commercial property and casualty insurance; and
•	Caliber One, which writes specialty insurance focusing on excess and surplus lines.

        In addition, the Company has a Corporate and Other segment, which includes unallocated investment income and expenses, including debt service, as well as the results of certain of the Company’s real estate properties.

        Effective September 30, 2000, the Company realigned the ownership structure of its domestic insurance subsidiaries. All of the Company’s domestic insurance companies are now owned by PMA Capital Insurance Company, a Pennsylvania domiciled insurance company (formerly known as PMA Reinsurance Corporation). The realignment does not affect the management of the Company’s operating segments, and therefore, the Company’s reportable segments have not changed.

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2000 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of the Company’s operating segments and its Corporate and Other segment for the last three years are set forth in Note 16 to the Company’s consolidated financial statements for the year ended December 31, 2000 (“Financial Statements”) included in its Annual Report.

        The Company’s net premiums written by segment were as follows:

(dollar amounts in thousands)	2000	1999	1998	2000 as % of total

PMA Re	$261,505	$278,998	$234,010	48%

The PMA Insurance Group:
Excluding Run-off Operations	268,839	233,713	244,237	49%
Run-off Operations	–	–	(9,400)	–

Total	268,839	233,713	234,837	49%

Caliber One	16,043	51,237	6,436	3%
Corporate and Other	(832)	(438)	(522)	–

Total	$545,555	$563,510	$474,761	100%

        Property and casualty insurance and reinsurance companies provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses and loss adjustment expenses (“LAE”), acquisition expenses, operating expenses and policyholders’ dividends, then underwriting profits are realized. When earned premiums do not exceed the sum of these items, the result is an underwriting loss. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, the Company invests the available premiums. Underwriting results do not include investment income from these funds, investment gains and losses, results of non-insurance business or federal income taxes. These items, when added to underwriting profits or losses, produce net income or loss. For information concerning investment income, see pages 41 and 42 of the MD&A in the Annual Report.

        The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit.

        The combined ratios of the Company’s operating segments were as follows:

	2000	1999	1998

PMA Re	123.3%	102.5%	103.7%
The PMA Insurance Group:
Excluding Run-off Operations	110.0%	113.3%	116.4%
Including Run-off Operations	111.7%	115.4%	122.6%
Caliber One	139.7%	109.6%	–	(1)

(1) The results of Caliber One, which started operating in 1997, were not material to the underwriting ratios of the Company for 1998; accordingly, the ratio for Caliber One is not presented.

A glossary of selected insurance terms used in this Form 10-K is included on pages 27-30.

PMA RE

Background

        PMA Re conducts business mainly in the broker market offering excess of loss and pro rata property and casualty reinsurance protection, with an emphasis on risk-exposed, excess of loss coverages. PMA Re provides reinsurance coverages on either a traditional treaty or finite risk basis as well as on a facultative basis. PMA Re competes on the basis of its ability to offer specialized products to its clients, its long-term relationships with brokers and insurance companies, and its prompt and responsive service. According to data provided by the Reinsurance Association of America (the “RAA”), as of December 31, 2000, PMA Capital Insurance Company, the statutory insurance entity for PMA Re, was the 8th largest broker market reinsurer in the United States in terms of statutory capital and surplus and 17th largest in terms of net premiums written.

        In the broker reinsurance market, the products (reinsurance coverages) are distributed to the ultimate customer (ceding companies) through reinsurance intermediaries, known as brokers. In exchange for providing such distribution services, the brokers are paid commissions, known as brokerage, which are typically based upon a percentage of the premiums ceded from the ceding companies to the reinsurer under a particular contract. The broker reinsurance market differs from the direct reinsurance market in that direct reinsurers maintain their own sales forces and distribute their products directly to their ceding company clients.

Products

        Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance provides ceding companies with several benefits: reducing exposure on individual risks, protecting against catastrophic losses, stabilizing underwriting results and maintaining acceptable capital ratios.

        PMA Re provides reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to cede and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re’s total net premiums written in 2000, 99% were treaty, and 1% was facultative.

        To better serve its brokers and ceding companies, PMA Re has established four distinct underwriting units, organized by class of business, which provide more specialized expertise in each area. The Traditional, Specialty, and Finite Risk and Financial Products units provide treaty reinsurance coverage. The fourth unit, Facultative, provides reinsurance on a facultative basis.

• Traditional-Treaty: This underwriting unit writes general property and casualty business and emphasizes risk-exposed programs where PMA Re can leverage its actuarial and underwriting expertise. Included in the client base for the Traditional unit are standard lines companies, some excess and surplus lines companies, and, to a lesser extent, non-traditional sources of business. The Traditional casualty portfolio includes general liability, umbrella, commercial automobile and workers’ compensation. This unit presently writes more excess of loss business than pro rata business.

• Finite Risk and Financial Products: This underwriting unit is charged with providing PMA Re’s clients with creative risk management solutions that complement their traditional reinsurance program. Many insurance companies have some form of finite protection as a permanent part of their reinsurance program. Examples of finite risk and financial risk products are:

•	aggregate stop-loss coverages,
•	spread-loss mechanisms,
•	funded catastrophe coverages,
•	financial quota share coverages, and
•	loss portfolio transfers.

        These products, in various formats, have been used by ceding companies for decades. PMA Re’s approach to product design uses these general categories to create effective risk management solutions for its clients. Although most of the Finite Risk and Financial Products unit’s business is related to domestic insurers, approximately $19.0 million of the unit’s gross premiums written were generated from international insurers and reinsurers.

• Specialty-Treaty: This unit underwrites business that falls outside the confines of traditional property and casualty risks. These risks include environmental impairment, directors and officers liability, and medical malpractice, as well as all other forms of professional liability. Doctors and lawyers constitute the two largest groups of reinsureds in the Specialty unit’s portfolio.

• Facultative: This unit writes property and casualty reinsurance on an individual risk basis and on a program/semi-automatic basis. In addition to serving the facultative brokerage community, this unit strengthens PMA Re’s reputation as a full service reinsurer. In its Facultative property book, PMA Re emphasizes program/semi-automatic business. The facultative casualty focus is on general liability, umbrella and commercial automobile lines. Facultative’s emphasis in commercial automobile is on manufacturing, contracting and service fleets. This unit also underwrites a broad range of professional liability business, with an emphasis on directors and officers liability, and medical malpractice/hospital professional liability.

        PMA Re’s premiums written by business unit and major category of business are as follows:

(dollar amounts in thousands)	2000		1999		1998

	Gross	Net	Gross	Net	Gross	Net

Traditional - Treaty
Casualty	$155,913	$85,401	$106,756	$80,762	$115,483	$95,900
Property	67,742	48,752	72,209	55,436	74,222	62,725
Other	571	571	1,510	1,488	1,044	1,061

Total	224,226	134,724	180,475	137,686	190,749	159,686

Finite Risk and Financial Products
Casualty	57,825	40,309	49,881	49,153	7,300	6,971
Property	50,007	47,736	19,854	20,149	–	–
Other	1,230	1,209	254	249	–	–

Total	109,062	89,254	69,989	69,551	7,300	6,971

Specialty - Treaty
Casualty	48,689	32,082	88,433	68,818	79,711	64,625
Property	1,531	1,229	–	–	–	–
Other	751	751	–	–	–	–

Total	50,971	34,062	88,433	68,818	79,711	64,625

Facultative
Casualty	6,450	95	1,590	380	3,823	956
Property	4,113	3,369	3,120	2,563	2,753	1,772
Other	1	1	–	–	–	–

Total	10,564	3,465	4,710	2,943	6,576	2,728

Total Casualty	268,877	157,887	246,660	199,113	206,317	168,452
Total Property	123,393	101,086	95,183	78,148	76,975	64,497
Total Other	2,553	2,532	1,764	1,737	1,044	1,061

Total Premiums Written	$394,823	$261,505	$343,607	$278,998	$284,336	$234,010

        The increase in gross premiums written in 2000 and 1999 primarily reflects the success of the Finite Risk and Financial Products unit, which was formed in late 1998, and price increases in all segments of PMA Re’s business. In 2000, PMA Re wrote $122 million of new business, 35% of which was generated from existing ceding company relationships. In addition, $79 million of new business was written with 23 new ceding company clients, including $70 million for small-sized companies (defined as insurers with statutory surplus of up to $250 million), where PMA Re’s level of service and experience adds value.

        PMA Re’s efforts to increase premium writings have more than offset the effects of highly competitive conditions in the U.S. reinsurance market and the increased tendency of ceding companies to retain more of their business, and therefore require less reinsurance. During 2000, 1999 and 1998, PMA Re did not renew $90 million, $51 million and $47 million, respectively, of existing Traditional-Treaty and Specialty-Treaty business.

        PMA Re has generally de-emphasized property catastrophe excess of loss coverages. As of December 31, 2000, catastrophe business accounted for 3% of gross property premiums written. The property programs written by PMA Re generally contain per occurrence limits or are not considered to be significantly exposed to catastrophes, either because of the locations of the insured values or the nature of the underlying properties insured. However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophes due to the aggregation of losses. PMA Re actively manages this exposure through zonal management, minimizing writings of catastrophe business, and the purchase of retrocessional protection. See “Reinsurance and Retrocessional Protection” on page 14 for PMA Re’s catastrophe retrocessional program.

Distribution

        PMA Re operates primarily through the domestic broker reinsurance market in which it has developed relationships with the major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. Brokers that accounted for more than 10% of PMA Re’s gross premiums written in 2000 were as follows:

(dollar amounts in thousands)	Gross premiums written	% of total

Guy Carpenter	$121,438	31%
AON Reinsurance	87,218	22%
Towers Perrin	60,871	16%
E.W. Blanch	54,546	14%

        As of December 31, 2000, PMA Re had approximately 175 unaffiliated clients, with no individual client accounting for more than 10% of gross premiums written in 2000. Approximately 74% of PMA Re’s gross premiums written in 2000 were from small to medium-sized insurers (defined as insurers with statutory surplus of up to $500 million).

Underwriting

        In reinsurance, underwriting involves the selection of risks and determining an adequate price given expected losses and estimated volatility of such losses. Maintaining underwriting and pricing discipline is critical to the maintenance of acceptable operating results.

        PMA Re’s underwriting process has two principal aspects — underwriting the specific program/risk submission and underwriting the ceding company. Underwriting the specific program/risk to be reinsured involves, in addition to pricing, a review of the type of account, the total risk and the ceding company’s coverages. Underwriting the ceding company involves an evaluation of the expected future performance of the ceding company through an examination of that company’s management, financial strength, claims handling and underwriting abilities. PMA Re may conduct underwriting and claim reviews at the offices of prospective ceding companies before entering into a major treaty, as well as throughout the life of the reinsurance contract.

        PMA Re’s underwriters and actuaries generally work together to evaluate reinsurance programs. Using the information provided by the broker, the actuaries employ pricing models to estimate the ultimate loss exposure to the treaty. The pricing models employ various experience-rating and exposure-rating techniques and are tailored in each case to the risk exposures underlying each treaty. The underwriters then analyze the results of the pricing models with the terms and conditions being offered to determine PMA Re’s selected price.

        In underwriting excess of loss business, PMA Re has typically sought to write treaties that are risk exposed within the original policy limits of the ceding company. Management believes these layers generally lend themselves more effectively to actuarial pricing techniques. In underwriting pro rata business, PMA Re attempts to ensure proper pricing levels are being achieved by the ceding company by reviewing the ceding company’s data, including actuarial reports, and examining their underlying rate structure.

Claims Administration

        PMA Re’s claims department analyzes reported claims, establishes individual claim reserves, pays claims, provides claims-related services to clients, audits the claims activities of selected current clients and assists in the underwriting process by evaluating the claims departments of selected prospective clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department also performs these functions in coordination with the actuarial and underwriting departments.

        In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of selected prospective ceding companies. Satisfactory audit results are required in order for reinsurance coverage to be written or continued by PMA Re. The claims department also conducts annual claims audits for many current and former client ceding companies.

        In the area of claims administration, PMA Re uses electronic data interchange (EDI) where trading partner capabilities exist to maintain the timeliness of claims remittances and processing efficiency.

THE PMA INSURANCE GROUP

Background

        The PMA Insurance Group provides workers’ compensation and integrated disability insurance coverages and related services in its principal marketing territory concentrated in the Mid-Atlantic and Southern regions of the United States. In addition, The PMA Insurance Group provides a full range of other commercial insurance products, including general liability, commercial automobile and multi-peril coverages, and related services. The domestic insurance subsidiaries through which The PMA Insurance Group writes its insurance products and who share results through an intercompany pooling agreement are referred to in this Form 10-K as the “Pooled Companies.”

        The PMA Insurance Group emphasizes its traditional core business, workers’ compensation insurance. The Company believes that it can attract additional business based upon its expertise in workers’ compensation and integrated disability, and its reputation as a high quality service provider to middle market and risk management clients. In addition, The PMA Insurance Group has aligned itself with network health care providers to offer medical cost containment services to its insureds.

        The PMA Insurance Group is one of the leading providers of integrated disability products with 132 accounts as of December 31, 2000 that generated $35.2 million in combined workers’ compensation and integrated disability premium in 2000. The PMA Insurance Group has also enhanced its ability to handle multi-state clients based in its operating territory through its initiative to license several of its insurance companies in 50 states to write workers’ compensation, integrated disability and other commercial lines. As of February 28, 2001, The PMA Insurance Group was authorized to do business in 49 jurisdictions (including Puerto Rico and the District of Columbia) for workers’ compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers’ compensation business.

Products

        The PMA Insurance Group’s premiums written, excluding Run-off operations, were as follows:

(dollar amounts in thousands)	2000	1999	1998

Gross premiums written:
Workers' Compensation and Integrated Disability	$250,236	$214,707	$200,871
Commercial Multi-Peril	38,325	38,483	42,668
Commercial Automobile	40,398	33,372	36,568
Other	6,507	8,879	13,988

Total	$335,466	$295,441	$294,095

Net premiums written:
Workers' Compensation and Integrated Disability	$210,870	$183,806	$189,114
Commercial Multi-Peril	27,317	26,322	28,043
Commercial Automobile	29,178	21,610	23,288
Other	1,474	1,975	3,792

Total	$268,839	$233,713	$244,237

Workers’ Compensation Insurance

        All states require employers to provide workers’ compensation benefits to their employees for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer’s or the employee’s negligence. Employers may insure their workers’ compensation obligations or, subject to regulatory approval, self-insure their liabilities. Workers’ compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are set and limited by statute, but no maximum dollar limitation exists for medical benefits. Workers’ compensation benefits vary among states, and insurance rates are subject to differing forms of state regulation.

        Statutory direct workers’ compensation business written by jurisdiction was as follows:

(dollar amounts in thousands)	2000	1999	1998

Pennsylvania	$120,276	$108,692	$85,923
New Jersey	30,769	29,177	29,098
New York	19,113	15,185	7,796
Virginia	18,319	17,382	19,958
North Carolina	13,925	10,711	8,988
Maryland	8,253	11,787	16,108
Delaware	7,643	7,501	8,372
South Carolina	5,275	3,790	5,668
Georgia	5,078	4,174	353
Other	20,137	7,172	4,649

Total	$248,788	$215,571	$186,913

        Based upon direct written premium information published by the American Insurance Association for the most recently available year (1999), The PMA Insurance Group is the second largest writer of workers’ compensation insurance in Pennsylvania and ranks among the 10 largest writers of workers’ compensation insurance in Delaware, Maryland and Virginia. The PMA Insurance Group has focused on the jurisdictions in the table above based upon its knowledge of their workers’ compensation systems and The PMA Insurance Group’s assessment of each state’s respective business, economic and regulatory climates. Rate adequacy, regulatory climate, economic conditions and other factors in each state are closely monitored and taken into consideration in the underwriting process. The PMA Insurance Group intends to employ similar analyses in determining whether and to what extent The PMA Insurance Group will offer its products in additional jurisdictions.

        The PMA Insurance Group is focused on expanding and retaining more of its premium base in territories that meet its underwriting and actuarial criteria. In recent years, The PMA Insurance Group increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories. In its most recent expansion states, New York and Georgia, The PMA Insurance Group continued to achieve profitable growth. In 2001, The PMA Insurance Group will explore options for further geographic expansion, particularly in Tennessee. In addition, The PMA Insurance Group benefited in 2000 and, to a lesser extent, in 1999, from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states.

        The PMA Insurance Group has continued to balance its workers’ compensation portfolio by increasing its percentage of writings in lower hazard classes of business and reducing its percentage of writings in higher hazard classes of business. For example, lower hazard classes of business such as health care, schools/colleges and retail represented 30%, 33% and 26% of total direct workers’ compensation premiums written in 2000, 1999 and 1998, respectively, compared to higher hazard classes of business such as construction, which represented 13%, 15% and 21% of total direct workers’ compensation premiums written in 2000, 1999 and 1998, respectively.

        Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market (“residual market business”). This system exists in all of the jurisdictions in which The PMA Insurance Group does business, except Pennsylvania and Maryland. In these two states, separate governmental entities write all of the workers’ compensation residual market business. In 2000, The PMA Insurance Group wrote $1.7 million of residual market business, which constituted less than one percent of its gross workers’compensation premiums written. Based upon data for policy year 1999 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 3.5% of direct workers’compensation premiums written.

        The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Certain of these products are based on manual rates filed and approved by state insurance departments (“rate-sensitive products”), while others are priced to a certain extent on the basis of the insured’s own loss experience (“loss-sensitive products”). The PMA Insurance Group has also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. The PMA Insurance Group decides which type of product to offer a customer based upon the customer’s needs and an underwriting review.

        The PMA Insurance Group’s voluntary workers’ compensation direct premiums written by product type were as follows:

	2000	1999	1998

Rate-sensitive products	60%	59%	63%
Loss-sensitive products	33%	34%	28%
Alternative market products	7%	7%	9%

Total	100%	100%	100%

• Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period.

• The PMA Insurance Group’s loss-sensitive products adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals and actuaries periodically evaluate the reserves on losses after the policy period expires to determine whether additional premium adjustments are required under the policy. These policies are typically subject to adjustment for an average of five years after policy expiration. The PMA Insurance Group generally restricts loss-sensitive products to accounts developing minimum annual premiums in excess of $100,000.

• The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers its clients certain workers’ compensation services such as claims, risk management and other services. See “Other Products and Services” below for an additional discussion of such products.

        The PMA Insurance Group has developed a product for group integrated occupational and non-occupational disability coverages, named PMA One®, which it began marketing in 1998. PMA One leverages one of The PMA Insurance Group’s most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers’ compensation and disability administration, reduced costs, faster return to work and heightened employee productivity. In 2000, The PMA Insurance Group wrote 53 new PMA One clients, bringing the total of PMA One accounts to 132, and generated $35.2 million of combined workers’ compensation and integrated disability written premiums. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

        Through The PMA Insurance Group’s workers’ compensation product offerings, the Company offers a comprehensive array of managed care services to control loss costs. These include:

• Case review and intervention by Disability Management Coordinators, all of whom are registered nurses. These Disability Management Coordinators employ an early intervention model to proactively manage medical treatment and length of disability in concert with the claims professional and employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

• Access to the First Health® Network, a workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. The PMA Insurance Group’s customers that utilize the network generally recognize lower costs than those that do not utilize the network.

• Utilization of an automated medical bill review system to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to The PMA Insurance Group’s cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions regarding causal relationship and appropriate utilization levels.

• Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

Commercial Lines

        The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “Underwriting” below. These coverages feature commercial multi-peril, general liability and umbrella, and commercial automobile business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business. In the present market, prices for commercial coverages have stabilized, and in general, are beginning to rise. As a result, The PMA Insurance Group has been reviewing all accounts for proper pricing to exposure and has been selectively non-renewing accounts that do not meet its underwriting standards.

Other Products and Services

        The PMA Insurance Group offers “rent-a-captive” products for certain insureds and associations. The purpose of a rent-a-captive program is to offer a customer an alternative method of managing its loss exposures by obtaining many of the benefits of a captive insurer without establishing and capitalizing its own captive; in effect, the insured is “renting” a captive facility that the Company has already established.

        Under this arrangement, the client purchases an insurance policy from the Pooled Companies and chooses a participation level. The Pooled Companies then cede this portion of the premium and loss exposures to a Bermuda- or Cayman-based subsidiary of the Company. The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and this potential obligation is typically secured through a letter of credit or similar arrangement. The Company’s principal sources of income from its rent-a-captive program are the premium income on the risk retained by the Pooled Companies and captive management fees earned.

        Through PMA Management Corp., The PMA Insurance Group offers claims, risk management and related services primarily to self-insureds on an unbundled basis.

Distribution

        The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents, employee benefits brokers and direct sales representatives.

        The PMA Insurance Group employs 12 direct sales representatives and uses approximately 275 independent brokers and agents. The direct sales representatives are generally responsible for certain business located in Pennsylvania and Delaware. For the year ended December 31, 2000, these employees produced approximately $40 million in direct premiums written, constituting 12% of The PMA Insurance Group’s direct written premiums.

        The brokers and agents solicit business throughout the marketing territory. The current distribution network generally consists of large regional agents and brokers, local agents and national brokers that specialize in larger to middle market accounts that require the variety of workers’ compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 2000, brokers and agents accounted for 88% of The PMA Insurance Group’s direct written premiums. The top ten brokers and agents accounted for 24% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for approximately 8.5% of its direct written premiums.

        The PMA Insurance Group’s underwriters review all business from brokers and agents before it is accepted. The PMA Insurance Group monitors several statistics with respect to its brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent’s business and the profitability of the broker/agent’s business.

        The field organization currently consists of 16 offices throughout The PMA Insurance Group’s principal marketing territory. Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer underwriting and claim adjustment services.

Underwriting

        The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer and locally to branch vice presidents who are accountable for territorial operating results. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals also consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts.

        The PMA Insurance Group also employs credit analysts. These employees review the financial strength and stability of customers whose business is written on loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements.

Claims Administration

        Claims services are delivered to customers primarily through employees in the field offices. The PMA Insurance Group maintains a centralized call center for loss reporting and has automated and centralized the processing of claims payments, which allows the claims adjusters to substantially reduce the time that they spend with clerical and repetitive functions. The PMA Insurance Group also employs in-house attorneys who represent customers in workers’ compensation cases and other insurance matters. The PMA Insurance Group has a separate, anti-fraud unit that investigates suspected false claims and other irregularities. Certain specialized matters, such as asbestos and environmental claims, are referred to a special claims unit in the home office.

Run-off Operations

        As a part of The PMA Insurance Group’s 1996 restructuring plan, Run-off operations were established principally to manage the capital supporting workers’ compensation loss reserves for accident years 1991 and prior. The reserves primarily related to the period of time from 1987 to 1991 when The PMA Insurance Group wrote a much higher volume of business and experienced poor underwriting results. Effective December 31, 2000, all of the remaining loss reserves of the Run-off Operations were ceded to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group will no longer report separate results for Run-off Operations. See page 36 of the MD&A and Notes 16 and 18 to the Financial Statements in the Annual Report for additional information.

CALIBER ONE

Background

        In January 1998, the Company’s specialty insurance unit, Caliber One, commenced writing business. Caliber One’s gross and net premiums written for 2000 were $93.4 million and $16.0 million, respectively. Caliber One writes business through surplus lines brokers and managing general agents on a national basis. Caliber One Indemnity Company, Caliber One’s statutory insurance affiliate, is a licensed carrier in Delaware, its state of domicile, and is presently eligible as an excess and surplus lines carrier in 42 states, the District of Columbia, U.S. Virgin Islands and Puerto Rico, with applications pending in two other states.

Products, Distribution and Underwriting

        Caliber One currently focuses on excess and surplus lines of insurance for difficult risks that are typically declined by the standard market. Caliber One offers liability coverages for low frequency/high severity classes, including pharmaceuticals, chemicals, auto parts, machinery manufacturers, toy makers, medical product manufacturers, commercial contractors and other difficult-to-insure product liability risks, as well as property coverages for risks declined by admitted insurers. In addition, Caliber One has written environmental impairment liability coverages and clinical trials coverage for emerging biotechnology products. Caliber One de-emphasized certain classes of the commercial automobile and professional liability lines in 2000, including the nursing homes class of business, as a result of the emergence of higher than expected losses and LAE in these classes. Caliber One’s policy forms contain various endorsements and exclusions, and in some cases, include defense costs within the policy limits rather than offering such coverage on an unlimited basis. Caliber One also evaluates the diversity of its product offerings in an effort to obtain a balance in coverages being offered.

        Caliber One’s premiums written by major line of business are as follows:

(dollar amounts in thousands)	2000		1999

Gross premiums written:
Casualty	$51,769	55%	$67,502	72%
Property	41,636	45%	25,915	28%

Total	$93,405	100%	$93,417	100%

Net premiums written:
Casualty	$8,596	54%	$47,873	93%
Property	7,447	46%	3,364	7%

Total	$16,043	100%	$51,237	100%

        Caliber One currently operates through three internal underwriting units based on classes of business and distribution channels: casualty brokerage, property brokerage and ocean marine brokerage. Premiums written by underwriting unit are as follows:

(dollar amounts in thousands)	2000		1999

Gross premiums written:
Casualty brokerage	$43,354	46%	$57,116	61%
Property brokerage	21,277	23%	9,505	10%
Programs	28,329	30%	26,796	29%
Ocean marine	445	1%	–	–

Total	$93,405	100%	$93,417	100%

Net premiums written:
Casualty brokerage	$8,927	56%	$39,026	76%
Property brokerage	4,229	26%	649	1%
Programs	2,609	16%	11,562	23%
Ocean marine	278	2%	–	–

Total	$16,043	100%	$51,237	100%

        The underwriting of excess and surplus lines involves a significant amount of judgment. The underwriting process involves reviewing the claims experience of an account, if any, and the claims experience of the particular class or similar classes of risk. The underwriters respond to any special risks of an account through the use of policy features that can be changed in light of the circumstances, such as different levels of retentions, exclusions and endorsements.

        Caliber One distributes its excess and surplus lines products on a nationwide basis through approximately 65 appointed surplus lines brokers. Caliber One underwrites its casualty coverages from its home office in Yardley, Pennsylvania and through a branch office in Seattle, Washington, which was opened in 2000. Property coverages are underwritten centrally in the home office. Caliber One generally does not grant underwriting or binding authority to its brokers.

        Caliber One previously operated a Programs unit, which focused on casualty coverages produced through managing general agents. As of December 31, 2000, Caliber One no longer operates a separate unit for programs, and will de-emphasize casualty programs on a prospective basis. Examples of program business previously written by Caliber One through managing general agents include mobile homeowners, hazardous materials haulers, medical malpractice, excess habitational, crane rental liability and loggers equipment.

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

        The ceded reinsurance agreements of the Company’s insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 90 days notice. In general, the reinsurance agreements are of the treaty variety, which cover all underwritten risks of the types specified in the treaties.

        At December 31, 2000, the Company’s reinsurance and retrocessional protections were as follows:

	Retention		Limits(1)

PMA Re
Per Occurrence:
Casualty lines	$2.8 million		$17.5 million
Workers' compensation	$2.0 million		$98.0 million
Property lines	$10.0 million		$50.0 million
Per Risk:
Property lines	$750,000		$4.3 million
Casualty lines	$1.5 million		$6.0 million

The PMA Insurance Group
Per Occurrence:
Workers' compensation	$150,000		$103.5 million
Per Risk:
Property lines(2)	$500,000		$19.5 million
Auto physical damage	$500,000		$2.0 million
Other casualty lines(3)	$250,000		$4.8 million

Caliber One
Per Occurrence and Per Risk:
Property lines	$500,000		$24.5 million
Casualty lines(4)	$500,000	(5)	$5.5 million

(1)	Represents the amount of loss protection above the Company's level of loss retention.
(2)	This coverage also provides protection of $48.5 million per occurrence over the combined net retention of $500,000.
(3)	This coverage also provides protection of $49.8 million per occurrence over the combined net retention of $250,000.
(4)	Caliber One has additional reinsurance with aggregate limits of approximately $50 million on the professional liability and commercial automobile lines of business.
(5)	Effective January 1, 2001, Caliber One's net retention on casualty lines has been reduced to $100,000.

        As of December 31, 2000, the maximum gross limits that PMA Re will write are $7.5 million for casualty covers, $5.0 million for property covers and $1.0 million for property-catastrophe covers.

        The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, the Company manages its net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $50.0 million in excess of $10.0 million on its traditional property book. Under certain conditions, PMA Re may recover $6.0 million of the $10.0 million retention for multiple net catastrophe losses. PMA Re also maintains catastrophe protection of $12.5 million in excess of $5.0 million for property exposures underwritten by its Finite Risk and Financial Products unit. PMA Re can also recover an additional $40.0 million of Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. The PMA Insurance Group maintains catastrophe reinsurance protection of $27.7 million excess of $850,000 and Caliber One maintains catastrophe reinsurance protection of $17.5 million excess of $2.5 million. The Company’s loss and LAE ratios have not been significantly impacted by catastrophes in 2000, 1999 or 1998. Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company’s reinsurance and/or retrocessional protection and may have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

        The collectibility of reinsurance is largely a function of the solvency of reinsurers. At December 31, 2000, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

(dollar amounts in thousands)	Reinsurance Receivables	A.M. Best Rating (1)

The London Reinsurance Group	$334,297	A
United States Fidelity and Guaranty Company	116,216	A+
Houston Casualty Company	65,058	A+
Underwriters Reinsurance Company	52,832	A+
Mountain Ridge Insurance Company	35,036	A+
American Reinsurance Corporation	31,034	A++
GE Reinsurance Corporation	24,286	A
SCOR Reinsurance Company	23,253	A+

(1) Ratings are as of February 28, 2001. A.M. Best ratings are as follows: A++, Superior, 1st of 15; A+, Superior, 2nd of 15; and A, Excellent, 3rd of 15.

        The Company performs credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, consisting generally of those not authorized to transact business in the applicable jurisdictions. As of December 31, 2000, approximately 98% of the Company’s reinsurance receivables related to unpaid reported claims and incurred but not reported claims, and the remaining 2% related to paid losses. See pages 37-39 of the MD&A and Note 5 to the Financial Statements included in the Annual Report for additional information on reinsurance.

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

        After a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of management based on reserving practices and management’s experience and knowledge regarding the nature and value of the specific type of claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, “bulk reserves” are also established on an aggregate basis:

•	to provide for losses incurred but not yet reported to the insurer;
•	to provide for the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process; and
•	to adjust for the fact that, in the aggregate, case reserves may not accurately estimate the ultimate liability for reported claims.

        Reserves are estimated using various generally accepted actuarial techniques. As part of the reserving process, historical and industry data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, changes in social attitudes and economic conditions, including the effects of inflation. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and probable trends, provides a reasonable basis for predicting future events. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. There is generally no precise method, however, for subsequently evaluating the adequacy of the consideration given to inflation or to any other specific factor, since the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

        In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Liabilities for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development. Estimating the Company’s ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2000, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

        The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance (“net reserves”), for the ten years prior to 2000. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

        The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2000; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 1997 relating to losses incurred in 1990 would be included in the cumulative deficiency amount for each of the years 1990 through 1996. However, the deficiency would be reflected in operating results in 1997 only.

        Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development

December 31,
(dollar amounts in millions)

	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000

Initial estimated liability
for unpaid losses and
LAE, net of reinsurance	$1,734.6	$1,824.3	$1,941.0	$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7

Amount of reserve
paid, net of reinsurance,
through:
- one year later	$470.8	$490.5	$442.4	$407.8	$398.9	$437.6	$398.8	$360.7	$354.6	$494.9
- two years later	842.0	848.8	779.1	746.1	763.7	780.0	669.6	646.0	717.7
- three years later	1,133.8	1,127.0	1,066.8	1,055.9	1,072.9	999.0	894.8	924.6
- four years later	1,353.1	1,364.9	1,329.2	1,330.6	1,252.2	1,183.5	1,118.2
- five years later	1,539.4	1,585.4	1,573.8	1,472.7	1,405.9	1,369.7
- six years later	1,715.1	1,788.9	1,688.7	1,605.4	1,573.2
- seven years later	1,882.1	1,882.2	1,805.4	1,761.7
- eight years later	1,962.6	1,986.5	1,953.8
- nine years later	2,048.9	2,125.1
- ten years later	2,174.2

Re-estimated liability,
net of reinsurance, as of:
- one year later	$1,795.3	$1,966.8	$1,998.1	$1,932.3	$1,907.4	$1,964.6	$1,748.5	$1,624.3	$1,314.7	$1,290.9
- two years later	1,949.9	2,067.5	2,006.5	1,982.5	2,073.4	1,866.8	1,700.5	1,557.6	1,299.7
- three years later	2,034.1	2,081.5	2,060.6	2,163.9	1,986.7	1,819.2	1,611.1	1,495.3
- four years later	2,040.8	2,134.8	2,258.2	2,078.3	1,942.0	1,742.1	1,542.3
- five years later	2,123.0	2,302.0	2,170.3	2,030.5	1,880.3	1,672.6
- six years later	2,273.3	2,209.3	2,126.6	1,973.2	1,822.1
- seven years later	2,205.4	2,169.5	2,079.9	1,922.1
- eight years later	2,168.4	2,133.7	2,036.5
- nine years later	2,138.6	2,096.8
- ten years later	2,107.1

Cumulative deficiency
(redundancy)	$372.5	$272.5	$95.5	$(9.9)	$(33.8)	$(135.9)	$(292.2)	$(175.6)	$(47.5)	$6.5

Net liability				$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7
Reinsurance recoverables				218.7	247.9	261.5	256.6	332.3	593.7	648.2	924.4

Gross liability				$2,150.7	$2,103.8	$2,070.0	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.1

Re-estimated net liability				$1,922.1	$1,822.1	$1,672.6	$1,542.3	$1,495.3	$1,299.7	1,290.9
Re-estimated reinsurance recoverables				$208.8	$25.41	$285.6	$272.8	$345.9	$612.5	$739.8

Re-estimated gross liability				$2,130.9	$2,073.5	$1,958.2	$1,815.1	$1,841.3	$1,912.2	$2,030.7

        Unpaid losses and LAE on a GAAP basis were $2,053.1 million and $1,932.6 million at December 31, 2000 and 1999, respectively. Unpaid losses and LAE on a statutory basis were $1,073.6 million and $1,196.6 million at December 31, 2000 and 1999, respectively. The difference between GAAP and statutory loss reserves reflects: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not statutory.

        The components of the Company’s (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2000	1999	1998

PMA Re	$9.7	$(23.5)	$(31.5)

The PMA Insurance Group:
Workers' compensation	(6.1)	(7.1)	(17.3)
Other	–	(1.9)	2.3

Total PMA Insurance Group	(6.1)	(9.0)	(15.0)

Caliber One	2.9	–	–

Total	$6.5	$(32.5)	$(46.5)

        During 2000, PMA Re recorded unfavorable development on prior accident years (“prior year development”) of $9.7 million. PMA Re’s loss and LAE ratio increased significantly in 2000, reflecting the recognition in the third quarter of 2000 of the effects of higher than expected losses and LAE in certain lines of business, primarily coverages for 1998 and 1999 written on a pro rata basis, partially offset by lower than expected losses and LAE for treaties covering losses occurring in accident years 1996 and prior. In the third quarter of 2000, PMA Re’s actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss reserves at September 30, 2000 needed to be increased by $83.2 million. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re’s retrocessionaires, resulting in an impact on net incurred losses and LAE of $23.2 million. The increase in incurred losses and LAE, combined with $35.0 million of ceded premiums and interest on funds held due under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re’s operating results in 2000.

        During 1999 and 1998, PMA Re recorded favorable prior year development of $23.5 million and $31.5 million, respectively. The favorable reserve development reflects development on prior accident years due to re-estimated loss trends for such years that were lower than previous expectations.

        During 2000, 1999 and 1998, The PMA Insurance Group recorded favorable prior year development of $6.1 million, $9.0 million and $15.0 million. The favorable reserve development in 2000 and 1999 reflects better than expected loss experience from loss-sensitive and rent-a-captive workers’ compensation business. Premium adjustments for loss-sensitive business and policyholders’ dividends for rent-a-captive business have substantially offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company. The favorable prior year development during 1998 primarily relates to formal commutation programs, which resulted in early liability settlements made during 1998 to reduce future claim payments.

        During 2000, Caliber One recorded unfavorable prior year development of $2.9 million, primarily related to the emergence of higher than expected losses and LAE in certain segments of the professional liability, commercial automobile, general liability and property lines of business for coverage of 1999 exposures. During 2000, Caliber One discontinued writing or cancelled policies in the professional liability (nursing homes) and commercial automobile classes of business that produced the emergence of higher than expected losses. In addition, Caliber One reinsured substantially all of the premium on these classes in 2000.

        At December 31, 2000 and 1999, the Company’s GAAP loss reserves were stated net of discount of $104.0 million and $180.4 million, respectively, primarily related to workers’ compensation business. Pre-tax income is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion decreased pre-tax income by $4.9 million and $2.7 million in 2000 and 1999, respectively.

        At December 31, 2000, the Company’s loss reserves were stated net of $41.8 million of salvage and subrogation. The Company’s policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by the Company. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

Asbestos and Environmental Reserves

        The Company’s asbestos-related liabilities included in unpaid losses and LAE were as follows:

(dollar amounts in thousands)	2000	1999	1998

Gross of reinsurance:
Beginning reserves	$61,277	$67,857	$76,726
Incurred losses and LAE	1,640	1,910	(1,976)
Paid losses and LAE	(13,724)	(8,490)	(6,893)

Ending reserves	$49,193	$61,277	$67,857

Net of reinsurance:
Beginning reserves	$38,851	$43,556	$48,578
Incurred losses and LAE	(341)	(341)	(2,754)
Paid losses and LAE	(6,467)	(4,364)	(2,268)

Ending reserves	$32,043	$38,851	$43,556

        The Company’s environmental-related liabilities included in unpaid losses and LAE were as follows:

(dollar amounts in thousands)	2000	1999	1998

Gross of reinsurance:
Beginning reserves	$41,359	$47,036	$45,108
Incurred losses and LAE	(7,848)	5,081	11,895
Paid losses and LAE	(4,028)	(10,758)	(9,967)

Ending reserves	$29,483	$41,359	$47,036

Net of reinsurance:
Beginning reserves	$24,522	$29,356	$31,695
Incurred losses and LAE	(3,212)	82	3,644
Paid losses and LAE	(3,290)	(4,916)	(5,983)

Ending reserves	$18,020	$24,522	$29,356

        Of the total net asbestos reserves, approximately $27.2 million, $32.0 million and $34.2 million related to IBNR losses at December 31, 2000, 1999 and 1998, respectively. Of the total net environmental reserves, approximately $9.2 million, $18.0 million and $20.3 million related to IBNR losses at December 31, 2000, 1999 and 1998, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

        Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability among participating insurers, and proof of coverage, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition and results of operations.

INVESTMENTS

        An important component of the financial results of the Company is the return on invested assets. The Company’s investment objectives are to (i) seek competitive after-tax income and total return as appropriate, (ii) maintain medium to high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with the Company’s business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. The Company’s investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for its portfolio. In addition, invested asset cash flows, both current income and investment maturities, are structured after considering projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through publicly traded fixed maturities as well as operating cash flows and short-term investments.

        The Executive Committee of the Company’s Board of Directors is responsible for the Company’s investment objectives. The Company retains outside investment advisers to provide investment advice and guidance, supervise the Company’s portfolio and arrange securities transactions through brokers and dealers. The Executive Committee of the Company’s Board of Directors meets periodically with the investment advisers to review the performance of the investment portfolio and to determine what actions should be taken with respect to the Company’s investments. Investments by the Pooled Companies and PMA Capital Insurance Company must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania and investments for Caliber One Indemnity Company must comply with the insurance laws and regulations of the State of Delaware.

        The Company currently has no derivative financial instruments outstanding. The Company does not use derivatives for speculative purposes. The Company’s portfolio does not contain any significant concentrations in single issuers (other than U.S. Treasury and agency obligations), industry segments or geographic regions.

        For additional information on the Company’s investments, including carrying values by category, quality ratings and net investment income, see pages 41 and 42 of the MD&A as well as Notes 2-B and 3 to the Financial Statements in the Annual Report.

COMPETITION

General

        The domestic property and casualty insurance and reinsurance industries are very competitive and consist of many companies, with no one company dominating the market. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. PMA Re competes with other reinsurers in the broker market as well as reinsurers that underwrite reinsurance business on a direct basis. In addition to competition from other insurance companies, The PMA Insurance Group and Caliber One compete with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. Many of the Company’s competitors are larger and have greater financial resources than the Company.

        The Company believes that conditions in the overall property and casualty marketplace began to improve in the latter part of 2000. While there still is an oversupply of capital in the marketplace, industry operating results have deteriorated to the point where prices in general have started to increase. However, pricing needs to continue to increase to offset the effect of pricing declines of the last several years.

        The main factors upon which entities in the Company’s markets compete are price, service, product capabilities and financial security. PMA Re, The PMA Insurance Group and Caliber One attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting the Company’s rate of return targets. The soft pricing environment which existed until recently has made competing solely on the basis of price increasingly difficult. PMA Re, The PMA Insurance Group and Caliber One have rejected and/or non-renewed certain accounts in recent years, as the market rates, terms and conditions for such risks did not provide the opportunity to achieve an acceptable rate of return.

        In terms of service, the Company maintains service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with the Company’s products and services. The Company periodically participates in surveys of intermediaries and clients to gain an understanding of the perceptions of its service as compared to its competitors.

        The Company attempts to design products that meet the needs of clients in its markets. PMA Re has expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last four years include finite risk and financial products reinsurance and facultative reinsurance. See “PMA Re—Products” for additional discussion. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers’ compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers’ compensation costs for the employers. In addition, it also benefited in 2000 and, to a lesser extent, in 1999, from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states. See “The PMA Insurance Group—Products” for additional discussion. Caliber One designs products that meet the needs of new classes of business and that cover emerging risks. The Company continually evaluates new product opportunities for PMA Re, The PMA Insurance Group and Caliber One.

Ratings

        For many intermediaries and clients, financial security is measured by the ratings assigned by independent rating agencies. Certain of the Company’s insurance subsidiaries are rated by independent rating agencies. The ratings represent the opinions of the rating agencies on the insurance company’s financial strength and its ability to pay obligations to its policyholders and are not directed toward the protection of investors. Management believes that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to the Company’s operations.

        The rating scales of the principal agencies that rate the Company’s insurance subsidiaries are characterized as follows:

•	A.M. Best Company, Inc. ("A.M. Best"), A++ to F ("Superior" to "In Liquidation")
•	Standard & Poor's ("S&P"),AAA to R ("Extremely Strong" to "Regulatory Supervision")
•	Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest")

As of February 28, 2001, the Company’s principal insurance subsidiaries had the following ratings:

	A. M. Best	S&P	Moody's

PMA Capital Insurance Company	A ("Excellent" - 3rd of 15)	A ("Strong" - 6th of 21)	A3 ("Good" - 7th of 21)

Pooled Companies	A- ("Excellent" - 4th of 15)	A ("Strong" - 6th of 21)	Baa1 ("Adequate" - 8th of 21)

Caliber One Indemnity Company	A ("Excellent" - 3rd of 15)	Not rated	Not rated

        These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that PMA Capital Insurance Company, the Pooled Companies and/or Caliber One Indemnity Company can maintain these ratings. Each rating should be evaluated independently of any other rating.

REGULATORY MATTERS

General

        PMA Capital Insurance Company is licensed or accredited to transact business in, and is subject to regulation and supervision by, 50 states and the District of Columbia. The Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 49 jurisdictions (including Puerto Rico and the District of Columbia). Caliber One Indemnity Company is licensed in Delaware, its domiciliary state, and is an eligible excess and surplus lines carrier in 42 states, the District of Columbia, U.S. Virgin Islands and Puerto Rico. The Company’s insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business.

        In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for that purpose. PMA Capital Insurance Company and the Pooled Companies are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. Caliber One Indemnity Company is domiciled in Delaware, and the Delaware Insurance Department exercises principal jurisdiction over Caliber One Indemnity Company. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

        In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related material and, for certain lines of insurance, including rate-sensitive workers’ compensation, the approval of rates. Property and casualty reinsurers, and excess and surplus lines carriers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, underwriting rules and policy forms. The form and content of statutory financial statements are regulated.

        The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In 1999, Gramm-Leach-Bliley Financial Modernization Act was signed into law. This Act removes many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. The Act also contains provisions to protect the privacy of certain information on individuals held by insurance companies and financial institutions. Several governmental agencies have proposed standards to implement these privacy provisions. Although it is too early to assess the effects of this legislation on the Company, the Act could result in additional costs to the Company and additional competition in one or more of the markets in which the Company sells its products and services.

        Further, although the Company does not write health insurance, federal and state rules and regulations affecting health care services can affect the workers’ compensation and integrated disability services the Company provides. Pending initiatives to increase health care regulation at the federal and state level include managed care reform and a patient’s bill of rights. The Company cannot predict what health care reform legislation will be adopted by Congress or by state legislatures where the Company does business or the effect, if any, that the adoption of health care legislation or regulations at the federal or state level will have on the Company’s results of operations.

        State insurance departments in jurisdictions in which the Company’s insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 1997. No material adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no material qualitative matters indicated in the examination reports that had a material adverse effect on the operations of PMA Capital Insurance Company and the Pooled Companies. Caliber One Indemnity Company has not been subjected to an Insurance Department examination in the three years that the company has been writing business as Caliber One Indemnity Company.

Insurance Holding Company Regulation

        The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of Pennsylvania and Delaware. These state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company’s system to register with the state regulatory authorities, to file with those authorities certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of a state’s insurance department must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

        Under Pennsylvania and Delaware law, no person may acquire, directly or indirectly, a controlling interest in the capital stock of the Company unless such person, corporation or other entity has obtained prior approval from the respective Commissioner for such acquisition of control. Pursuant to the Pennsylvania and Delaware law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company. This presumption may be rebutted by a showing that control does not exist in fact. The respective Commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

        Other jurisdictions in which the Company’s insurance subsidiaries are licensed to transact business may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws that govern the holding company structure also govern payment of dividends by the Company’s insurance subsidiaries to the Company.

Restrictions on Subsidiaries’Dividends and Other Payments

        PMA Capital is an insurance holding company whose assets consist principally of all of the outstanding common stock of its insurance subsidiaries. PMA Capital’s ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt, is primarily dependent on the receipt of sufficient funds from its insurance subsidiaries in the form of dividends, net payments under a tax-sharing agreement between PMA Capital and its subsidiaries, and borrowings. The Company’s domestic insurance subsidiaries’ ability to pay dividends to PMA Capital is regulated under the insurance laws and regulations of Pennsylvania and Delaware (the laws of which are substantially similar with respect to dividends). In addition, to the extent tax-sharing payments and loans exceed certain threshold amounts, notice to and non-disapproval by the Pennsylvania Insurance Commissioner would be required.

        Under Pennsylvania laws and regulations, PMA Capital’s Pennsylvania-domiciled insurance subsidiaries (PMA Capital Insurance Company and the Pooled Companies) may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer’s statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Pennsylvania law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.

        As described above, PMA Capital realigned the ownership structure of its domestic statutory insurance companies, with the result that all of PMA Capital’s domestic insurance entities are now owned by PMA Capital Insurance Company. As a result of this statutory realignment, dividends from the Pooled Companies and Caliber One Indemnity Company may not be paid directly to PMA Capital. Instead, only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. As of December 31, 2000, approximately $53 million of dividends are available to be paid to PMA Capital without prior approval of the Pennsylvania Insurance Commissioner during 2001. As of December 31, 2000, The PMA Insurance Group can pay up to $20.1 million in dividends to PMA Capital Insurance Company during 2001. During 2000, PMA Capital Insurance Company and the Pooled Companies, directly or indirectly, paid $28.3 million in dividends to PMA Capital Corporation.

        Caliber One Indemnity Company is a Delaware-domiciled insurance subsidiary of PMA Capital Insurance Company. As a subsidiary of PMA Capital Insurance Company, Caliber One Indemnity Company’s dividends are not directly available to PMA Capital. As noted above, the Delaware insurance law provisions restricting dividends by insurers are substantially similar to such provisions under Pennsylvania insurance laws. As of December 31, 2000, Caliber One Indemnity Company may pay up to $5.5 million of dividends to PMA Capital Insurance Company without the prior approval of the Delaware Insurance Commissioner during 2001. During 2000, no dividends were declared or paid by Caliber One Indemnity Company.

        In the event that the ability of PMA Capital Insurance Company to pay dividends or make other payments to PMA Capital in the future is reduced or eliminated, PMA Capital’s ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any principal and interest on debt, could be materially and adversely affected, depending upon the extent of such reduction. The Pennsylvania Insurance Commissioner could use his or her broad discretionary authority to seek to require PMA Capital to apply payments received from one insurance subsidiary for the benefit of another insurance subsidiary of PMA Capital.

        In addition to regulatory restrictions on dividends, the Company’s Revolving Credit Facility and Letter of Credit Facility also impose restrictions on the ability of the Company’s insurance subsidiaries to pay dividends. Under these restrictions, the statutory surplus of PMA Capital’s insurance subsidiaries (as measured each calendar quarter) must not be less than $450 million and such subsidiaries must annually maintain certain minimum ratios of adjusted surplus to risk-based capital (300% for PMA Capital Insurance Company and 240% for the Pooled Companies in 2000). As of December 31, 2000, the Company’s insurance subsidiaries reported combined statutory surplus of $529.6 million, and, as of December 31, 2000, PMA Capital Insurance Company’s risk-based capital ratio was 344% and the Pooled Companies’ ratios ranged from 364% to 669%. Under the most restrictive debt covenant of the Facilities, PMA Capital would be able to pay approximately $9.5 million in dividends in 2001.

Risk-Based Capital

        The National Association of Insurance Commissioners (the “NAIC”) has adopted risk-based capital (“RBC”) requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (“RBC ratio”), also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•   “Company action level” — If the RBC ratio is between 150% and 200%, then the company must submit a plan to the regulator detailing corrective action it proposes to undertake.

•   “Regulatory action level” — If the RBC ratio is between 100% and 150%, then the company must also submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•   “Authorized control level” — If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•   “Mandatory control level” — If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

        At December 31, 2000, the RBC ratios of the Pooled Companies ranged from 364% to 669%. PMA Capital Insurance Company’s RBC ratio was 344% and Caliber One Indemnity Company’s RBC ratio was 567%.

        The Company believes that it will be able to maintain the RBC ratios of its insurance subsidiaries in excess of the “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of management’s control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which the insurance subsidiaries write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

        The NAIC has also developed a series of twelve ratios (the “IRIS ratios”) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2000, PMA Capital Insurance Company reported an unusual value in one ratio, relating to the increase in surplus, which was caused by the contribution from PMA Capital Corporation of 100% of the common stock of the Pooled Companies to PMA Capital Insurance Company. In 2000, each of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves. In 2000, Caliber One Indemnity Company reported two unusual values, relating to the change in net premiums written and surplus aid (i.e., reinsurance) to surplus. The unusual value relating to the change in net premiums written was attributable to management’s decision to discontinue and substantially reinsure certain segments of the professional liability (nursing homes) and commercial automobile lines of business. The other unusual value for Caliber One, relating to surplus aid to surplus, is primarily the result of the purchase of reinsurance on the discontinued lines of business referred to above.

EMPLOYEES

        As of February 28, 2001, the Company had approximately 1,200 full-time employees. None of the employees of the Company is represented by a labor union and the Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

GLOSSARY OF SELECTED INSURANCE TERMS

Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.

Aggregate stop loss	A form of excess of loss treaty reinsurance whereby the reinsurer responds when a ceding insurer incurs losses during a specific period in excess of a stated loss ratio or dollar amount.

Broker

One who negotiates contracts of insurance or reinsurance between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.

Case reserves	Loss reserves established with respect to individual reported claims.

Casualty insurance and/or reinsurance

Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance

A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company; cedent	When a company reinsures its risk with another, it "cedes" business and is referred to as the "ceding company" or the "cedent."

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders' dividends, where applicable, all divided by net premiums earned.

Direct reinsurer, direct underwriter, direct writer	A reinsurer that markets and sells reinsurance directly to its reinsureds without the assistance of brokers.

Excess and surplus lines

Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions. Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language.

Excess of loss reinsurance

The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as nonproportional reinsurance or stop loss coverage.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Financial quota share reinsurance

A form of finite risk reinsurance wherein the cedent transfers some of its premiums to a finite risk provider and achieves, by virtue of an individual arrangement for reinsurance commission, the required financial effects, such as a stabilization of net claims costs.

Finite risk reinsurance

A form of reinsurance combining common features of traditional reinsurance with additional features that recognize the reinsured's needs regarding cash flows, investment yields and capital management. This type of reinsurance usually includes caps on the maximum gain or loss to the reinsurer.

Funded catastrophe coverages

Reinsurance contracts under which the ceding company pays a higher than normal premium intended to build a fund from which to pay expected losses. All of the premium less the reinsurance charge will be returned to the ceding company at some time in the future as loss payments, returned premiums, or contingent commissions.

Funds held	The holding by a ceding company of funds representing the unearned premium reserve or the outstanding loss reserve applied to the business it cedes to a reinsurer.

Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported ("IBNR") reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses

The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer ("IBNR").

Layers

The division of a particular reinsurance program delineated by an attachment point and a maximum limit. Often, a reinsurance program will be divided into several layers, with the lower layers typically having higher premiums and higher claim frequency and the higher layers typically having lower premiums and claim frequency.

Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE divided by earned premiums.

Loss portfolio transfers	A transfer of certain loss obligations already incurred by the ceding company, as of a specific date, for a reinsurance consideration.

Loss reserves

Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer ultimately will be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and bulk reserves.

Manual rates	Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Per occurrence

A form of insurance or reinsurance under which the date of the loss event is deemed to be the date of the occurrence, regardless of when reported and permits all losses arising out of one event to be aggregated instead of being handled on a risk-by-risk basis.

Policyholders’ dividend ratio	The ratio of policyholders’dividends to earned premiums.

Primary insurer	An insurance company that issues insurance policies to the general public or to certain non-insurance entities.

Pro rata reinsurance

A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata reinsurance also is known as proportional reinsurance or participating reinsurance.

Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reinsurance

A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer, the direct writing company or the ceding company.

Retention, retention layer

The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are paid by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession; retrocessionaire

A transaction whereby a reinsurer cedes to another reinsurer (the “retrocessionaire”) all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Semi-automatic facultative arrangements

Facultative reinsurance contracts where the ceding company has the right, but not the obligation to cede risks to a reinsurer and the reinsurer is obligated to accept such risks as they are within stated criteria. If a risk falls outside such criteria, the reinsurer has the option of either accepting the risk, declining the risk, or repricing the risk.

Spread-loss reinsurance	A form of excess of loss reinsurance in which the reinsured company spreads its losses over a multi-year period, and the premium is adjusted based on the loss experience.

Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities including the NAIC.

Statutory or policyholders' surplus; statutory capital & surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Stop loss	See "Excess of loss reinsurance."

Treaty reinsurance

The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or reinsured.

Underwriting	The reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premiums	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve

Liabilities established by insurers and reinsurers to reflect unearned premiums which are refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

Item 2.     Properties

        The Company’s and PMA Re’s headquarters are located in 87,500 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group’s headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. Caliber One’s headquarters are located in 20,000 square feet of leased office space in Yardley, Pennsylvania.

        Through various wholly owned subsidiaries, the Company also owns and occupies additional office facilities in three other locations and rents additional office space for its insurance operations in 14 other locations. The Company believes that such owned properties are suitable and adequate for its current business operations.

Item 3.     Legal Proceedings

        The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
John W. Smithson	55	President and Chief Executive Officer
Frederick W. Anton III	67	Chairman of the Board
Ronald S. Austin	43	President and Chief Operating Officer -
		Caliber One Management Company
Vincent T. Donnelly	48	President and Chief Operating Officer -
		The PMA Insurance Group
Francis W. McDonnell	44	Senior Vice President, Chief Financial Officer
		and Treasurer
Robert L. Pratter	56	Senior Vice President, General Counsel and
		Secretary
Stephen G. Tirney	47	President and Chief Operating Officer -
		PMA Re Management Company

        John W. Smithson has served as President and Chief Executive Officer of the Company, since May 1997, and as a director of the Company, since 1987. Mr. Smithson served as President and Chief Operating Officer of the Company from 1995 to May 1997. He has also served as Chairman and Chief Executive Officer of the following subsidiaries: PMA Re Management Company, since 2000; PMA Capital Insurance Company (formerly PMA Reinsurance Corporation), since 1984; The PMA Insurance Group, since 1995; Caliber One Management Company, since 1997; and Caliber One Indemnity Company, since 1997. He started with the Company in 1972.

        Frederick W. Anton III has served as Chairman of the Board, since 1995 and as a director of the Company, since 1972. Mr. Anton served as Chairman of the Board and Chief Executive Officer from 1995 to May 1997, and as President and Chief Executive Officer from 1981 to 1995. He started with the Company in 1962.

        Ronald S. Austin has served as the President and Chief Operating Officer of Caliber One Management Company and Caliber One Indemnity Company, since 1997, and has served as Executive Vice President of PMA Capital Insurance Company, since November 2000. From 1988 to 1997, Mr. Austin served as an officer and director of General Star Management Company, a member of the General Re Group.

        Vincent T. Donnelly has served as President and Chief Operating Officer of The PMA Insurance Group, since February 1997, and has served as Executive Vice President of PMA Capital Insurance Company, since November 2000. Mr. Donnelly served as Senior Vice President — Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

        Francis W. McDonnell has served as Senior Vice President and Chief Financial Officer of the Company, since 1995 and as Treasurer, since 1997, and has served as Senior Vice President and Chief Financial Officer of PMA Capital Insurance Company (formerly PMA Reinsurance Corporation), since 1995.

        Robert L. Pratter has served as Senior Vice President, General Counsel and Secretary, since 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company, since November 2000. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane, Morris & Heckscher LLP.

        Stephen G. Tirney has served as President and Chief Operating Officer of PMA Re Management Company, since November 2000, Executive Vice President of PMA Capital Insurance Company, since November 2000 and President and Chief Operating Officer of PMA Reinsurance Corporation from 1997 to November 2000. Mr. Tirney served as Executive Vice President of PMA Reinsurance Corporation from 1993 to 1997.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder Matters

        The “Class A Common Stock Prices” under the caption “Quarterly Financial Information” and the last paragraph on page 69 of the Annual Report, as well as the information under the captions “Securities Listing” and “Dividends” on page 72 of the Annual Report are incorporated herein by reference. Further, the information in Note 14 to the Financial Statements in the Annual Report and under the caption “Regulatory Matters—Restrictions on Subsidiaries’ Dividends and Other Payments” in Item 1 of this Form 10-K is incorporated herein by reference.

Item 6.     Selected Financial Data

        The information under the caption “Selected Financial Data” on pages 26 and 27 of the Annual Report is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 44 of the Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The information under the caption “Market Risk of Financial Instruments” on page 42 of the Annual Report is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

        The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 45 through 67 and the Report of Independent Accountants on page 68 of the Annual Report are incorporated herein by reference, as is the unaudited “Income Statement Data” and “Per Share Data” under the caption “Quarterly Financial Information” on page 69 of the Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “Nominees For Election” and “Directors Continuing in Office” on pages 6 and 7 of the Company’s Proxy Statement, dated March 23, 2001 for the 2001 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 19 of the Proxy Statement.

Item 11.    Executive Compensation

        The information under the caption “Compensation of Executive Officers” on pages 10 through 13 and under the caption “Director Compensation” on page 9 of the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information under the caption “Beneficial Ownership of Class A Common Stock” on pages 3 through 5 of the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information under the caption “Certain Transactions” on page 18 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1)

The following consolidated financial statements of PMA Capital and its subsidiary companies and Report of Independent Accountants, included on pages 45 through 68 of the Annual Report are incorporated herein by reference:

•	Consolidated Balance Sheets at December 31, 2000 and 1999

•	Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

(a) (2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	The Exhibits are listed in the Index to Exhibits on pages E-1 through E-4.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2000:

During the quarterly period ended December 31, 2000, the Company filed the following reports on Form 8-K:

–	dated November 1, 2000, Item 5 – containing a news release regarding its third quarter 2000 results

–	dated November 2, 2000, Item 5 – informing investors that its third quarter 2000 statistical supplement is available on its website at www.pmacapital.com.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, and in the capacities indicated, by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 22, 2001	By: /s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2001.

Signature*	Title

John W. Smithson	President and Chief Executive Officer and a Director (Principal Executive Officer)

Frederick W. Anton III	Chairman of the Board and a Director
Paul I. Detwiler, Jr.	Director
Joseph H. Foster	Director
Thomas J. Gallen	Director
Anne S. Genter	Director
James F. Malone III	Director
A. John May	Director
Louis N. McCarter III	Director
John W. Miller, Jr.	Director
Edward H. Owlett	Director
Louis I. Pollock	Director
Roderic H. Ross	Director
L. J. Rowell, Jr.	Director

* By: /s/ Charles A. Brawley, III Charles A. Brawley, III Attorney-in-Fact

PMA Capital Corporation
Index to Financial Statement Schedules

Schedule No.	Description	Page

II	Condensed Financial Information of	FS-2 to FS-4
Registrant as of December 31, 2000 and
1999 and for the years ended December 31,
2000, 1999 and 1998

III	Supplementary Insurance Information for the	FS-5
years ended December 31, 2000, 1999 and 1998

IV	Reinsurance for the years ended December 31,	FS-6
2000, 1999 and 1998

V	Valuation and Qualifying Accounts for the	FS-7
years ended December 31, 2000, 1999 and 1998

VI	Supplemental Information Concerning	FS-8
Property and Casualty Insurance Operations
for the years ended December 31, 2000, 1999 and 1998

	Report of Independent Accountants on Financial Statement	FS-9
Schedules

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2000 consolidated financial statements and notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2000	1999

Assets
Cash	$435	$605
Investment in subsidiaries	633,336	620,788
Deferred income taxes, net	7,845	2,527
Other assets	480	316

Total assets	$642,096	$624,236

Liabilities
Long-term debt	$163,000	$163,000
Related party payables	17,887	15,294
Other liabilities	21,163	16,799

Total liabilities	202,050	195,093

Shareholders' Equity
Class A Common stock, $5 par value (40,000,000 shares authorized;
2000 - 24,442,945 shares issued and 21,573,316 outstanding
1999 - 11,358,280 shares issued and 9,692,854 outstanding)	$122,214	56,791
Common stock, $5 par value (2000 - 0 shares authorized,
issued and outstanding
1999 - 13,084,665 shares issued and 12,648,658 outstanding)	–	65,423
Additional paid-in capital - Class A Common stock	339	339
Retained earnings	384,694	391,981
Accumulated other comprehensive loss	(14,373)	(46,844)
Notes receivable from officers	(56)	(56)
Treasury stock, at cost:
Class A Common stock (2000 - 2,869,629 shares; 1999 - 1,665,426 shares)	(52,772)	(32,909)
Common stock (2000 - 0 shares; 1999 - 436,007 shares)	–	(5,582)

Total shareholders' equity	440,046	429,143

Total liabilities and shareholders' equity	$642,096	$624,236

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Years Ended December 31,
(dollar amounts in thousands)	2000	1999	1998

Revenues:
Net investment expense	$(60)	$(14)	$(18)
Net realized investment loss	–	–	(1,740)
Other revenues	653	98	1,089

Total revenues	593	84	(669)

Expenses:
General expenses	5,189	8,012	10,834
Interest expense	12,708	12,434	15,221

Total expenses	17,897	20,446	26,055

Loss before income taxes and equity in earnings of subsidiaries	(17,304)	(20,362)	(26,724)

Income tax expense (benefit)	(11,628)	(6,426)	1,256

Loss before equity in earnings of subsidiaries	(5,676)	(13,936)	(27,980)

Equity in earnings of subsidiaries	7,001	39,530	72,714

Net income	$1,325	$25,594	$44,734

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Years Ended December 31,
(dollar amounts in thousands)	2000	1999	1998

Cash Flows From Operating Activities:
Net income	$1,325	$25,594	$44,734
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(7,001)	(39,530)	(72,714)
Dividends received from subsidiaries	35,925	43,206	35,502
Net tax sharing payments received from subsidiaries	6,404	21,798	29,728
Net realized investment losses	–	–	1,740
Deferred income tax expense (benefit)	(4,091)	5,926	21,085
Other, net	3,838	(5,173)	17,771

Net cash flows provided by operating activities	36,400	51,821	77,846

Cash Flows From Investing Activities:
Cash contributions to subsidiaries	(9,000)	(7,100)	(480)

Net cash flows used by investing activities	(9,000)	(7,100)	(480)

Cash Flows From Financing Activities:
Dividends paid to shareholders	(8,020)	(7,795)	(7,939)
Proceeds from exercise of stock options	2,866	6,035	4,283
Purchase of treasury stock	(18,427)	(30,241)	(18,850)
Repayments of long-term debt	–	–	(40,000)
Net repayments (issuance) of notes receivable from officers	–	442	(300)
Change in related party receivables and payables	(3,989)	(12,557)	(14,813)

Net cash flows used by financing activities	(27,570)	(44,116)	(77,619)

Net increase (decrease) in cash	(170)	605	(253)
Cash - beginning of year	605	–	253

Cash - end of year	$435	$605	$–

Supplementary cash flow information:
Income taxes paid (refunded)	$7,300	$12,352	$(15,170)
Interest paid	$12,615	$12,263	$15,107

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2000:
The PMA Insurance Group	$23,554	$1,058,524	$138,554	$252,348	$47,969	$189,001	$46,464	$34,495	$268,839
PMA Re	22,969	871,727	90,851	251,109	51,125	229,925	65,522	14,084	261,505
Caliber One	1,999	132,104	40,329	28,799	4,424	30,462	668	9,107	16,043
Corporate and Other	–	(9,217)	–	(832)	(927)	–	–	9,395	(832)

Total	$48,522	$2,053,138	$269,734	$531,424	$102,591	$449,388	$112,654	$67,081	$545,555

December 31, 1999:
The PMA Insurance Group	$20,558	$1,144,087	$120,928	$221,934	$50,282	$166,674	$39,378	$38,909	$233,713
PMA Re	23,446	743,528	88,183	293,862	57,686	206,891	80,749	13,589	278,998
Caliber One	4,945	54,809	51,241	24,729	2,459	18,908	4,241	3,956	51,237
Corporate and Other	–	(9,823)	–	(438)	(370)	–	–	10,368	(438)

Total	$48,949	$1,932,601	$260,352	$540,087	$110,057	$392,473	$124,368	$66,822	$563,510

December 31, 1998:
The PMA Insurance Group	$18,660	$1,250,694	$109,766	$241,928	$64,580	$197,525	$45,190	$45,309	$234,837
PMA Re	30,446	668,604	109,675	223,559	54,734	154,062	64,689	13,134	234,010
Caliber One	2,009	33,147	8,504	1,750	1,453	1,402	958	2,449	6,436
Corporate and Other	–	(11,550)	–	(522)	(642)	(318)	–	11,267	(522)

Total	$51,115	$1,940,895	$227,945	$466,715	$120,125	$352,671	$110,837	$72,159	$474,761

(1) Net investment income is based on each segment's invested assets.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2000:

Property and liability insurance premiums	$416,152	$278,556	$393,828	$531,424	74%

Year Ended December 31, 1999:

Property and liability insurance premiums	$328,590	$154,532	$366,029	$540,087	68%

Year Ended December 31, 1998:

Property and liability insurance premiums	$286,987	$96,961	$276,689	$466,715	59%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2000:
Allowance for uncollectible accounts:
Premiums receivable	$18,088	($1,450)	($ 8)	$16,630
Reinsurance receivables	5,528	(1,200)	–	4,328

Year ended December 31, 1999:
Allowance for uncollectible accounts:
Premiums receivable	$19,874	$ 275	($2,061)	$18,088
Reinsurance receivables	2,178	3,350	–	5,528

Year ended December 31, 1998:
Allowance for uncollectible accounts:
Premiums receivable	$18,406	$ 1,488	($ 20)	$19,874
Reinsurance receivables	2,096	108	(26)	2,178

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)

Affiliation with registrant	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses incurred related to Current Prior year years(2)		Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Consolidated property-casualty subsidiaries:

December 31, 2000	$48,522	$2,053,138	$103,994	$269,734	$531,424	$102,591	$432,767	$6,491	$112,654	$556,053	$545,555

December 31, 1999	48,949	1,932,601	180,379	260,352	540,087	110,057	409,554	(32,514)	124,368	455,293	563,510

December 31, 1998	51,115	1,940,895	194,624	227,945	466,715	120,125	373,098	(46,515)	110,837	458,844	474,761

(1) - Workers' compensation reserves discounted at approximately 5%.

(2) - Excludes accretion of loss reserve discount of $10,130, $15,433 and $26,088 in 2000, 1999 and 1998, respectively.

PRICEWATERHOUSECOOPERS (LOGO)

PricewaterhouseCoopers LLP Two Commerce Square, Suite 1700 2001 Market Street Philadelphia PA 19103-7042 Telephone (267) 330 3000 Facsimile (267) 330 3300

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
PMA Capital Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2001 appearing in the 2000 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 7, 2001

Exhibit No.	Description of Exhibit	Method of Filing
(3)	Articles of incorporation and bylaws:
3.1	Amended and Restated Articles of Incorporation of the Company as last amended on May 3, 2000.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.
(10)	Material Contracts: Exhibits 10.1 through 10.22 are management contracts or compensatory plans.
10.1	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.2	Amended and Restated Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed and Trust of Frederick W. Anton III.	Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.3	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.4	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.5	Employment Agreement dated May 1, 1995 between the Company and John W. Smithson.	Filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.

10.6	Company's EDC Plan Trust Agreement dated as of 1994.	Filed as Exhibit 10.3 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.7	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed herewith.
10.8	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.
10.9	Company's Amended and Restated Executive Deferred Compensation Plan.	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.10	Company's Supplemental Executive Retirement Plan (SERP) dated July 1995.	Filed as Exhibit 10.4 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.11	Company's Amended and Restated 1987 Incentive Stock Option Plan.	Filed as Exhibit 10.5 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.12	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed as Exhibit 10.6 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.13	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.14	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.7 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.15	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.16	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.8 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.

10.17	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.18	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.9 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.19	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.20	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.10 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.21	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.22	Company's 1999 Equity Incentive Plan.	Filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A dated March 26, 1999 and incorporated herein by reference.
10.23

Credit Agreement dated as of March 14, 1997 by and among the Company, The Bank of New York, First Union National Bank of North Carolina, Fleet National Bank, PNC Bank, National Association, Mellon Bank, N.A., CoreStates Bank, N.A. and Dresdner Bank AG, New York Branch and Grand Cayman Branch.

Filed as Exhibit 10.13 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.24	First Amendment, dated as of October 2, 1998, to the Credit Agreement dated as of March 14, 1997.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended September 30, 1998 and incorporated herein by reference.
10.25	Second Amendment and Consent, dated as of November 17, 2000, to the Credit Agreement dated as of March 14, 1997.	Filed herewith.
10.26	Second Amended and Restated Letter of Credit Agreement, dated as of November 22, 2000, by and among the Company and PNC Bank, National Association and Other Banks Party Thereto.	Filed herewith.
10.27	First Amendment, dated December 14, 2000 to the Second Amended and Restated Letter of Credit Agreement, dated as of November 22, 2000.	Filed herewith.

10.28	Second Amendment, dated December 28, 2000 to the Second Amended and Restated Letter of Credit Agreement, dated as of November 22, 2000.	Filed herewith.
(12)	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(13)	Portions of the Company’s 2000 Annual Report to Shareholders, which are expressly incorporated by reference in this Form 10-K, are “filed”as part of this Form 10-K.	Filed herewith.
(21)	Subsidiaries of the Company.	Filed herewith.
(23)	Consent of independent accountant.	Filed herewith.
(24)	Power of attorney:
24.1	Powers of attorney.	Filed herewith.
24.2	Certified resolutions.	Filed herewith.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary