Form 10-Q
period 2001-03-31
PMA CAPITAL CORP
filed 2001-05-14
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 21,513,406 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2001.

Part 1. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of March 31, 2001	As of December 31, 2000

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2001 - $1,393,383; 2000 - $1,507,667)	$1,394,420	$1,485,308
Short-term investments, at amortized cost which approximates fair value	222,008	341,641
Cash	130,862	5,604

Total investments and cash	1,747,290	1,832,553

Accrued investment income	22,224	20,867
Premiums receivable (net of valuation allowance:
2001 - $16,850; 2000 - $16,630)	320,364	299,342
Reinsurance receivables (net of valuation allowance:
2001 - $4,328; 2000 - $4,328)	977,474	933,889
Deferred income taxes, net	89,062	89,011
Deferred acquisition costs	55,962	48,522
Funds held by reinsureds	86,964	73,999
Other assets	218,747	171,223

Total assets	$3,518,087	$3,469,406

Liabilities:
Unpaid losses and loss adjustment expenses	$2,088,063	$2,053,138
Unearned premiums	314,273	269,734
Long-term debt	125,000	163,000
Accounts payable, accrued expenses and other liabilities	270,508	207,211
Funds held under reinsurance treaties	182,725	173,762
Dividends to policyholders	17,785	17,246
Payable under securities loan agreements	60,384	145,269

Total liabilities	3,058,738	3,029,360

Commitments and contingencies (Note 7)
Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2001 - 24,442,945 shares issued and 21,513,406 outstanding
2000 - 24,442,945 shares issued and 21,573,316 outstanding)	122,214	122,214
Additional paid-in capital	339	339
Retained earnings	390,381	384,694
Accumulated other comprehensive income (loss)	396	(14,373)
Notes receivable from officers	(166)	(56)
Treasury stock, at cost (shares: 2001 - 2,929,539 and 2000 - 2,869,629)	(53,815)	(52,772)

Total shareholders' equity	459,349	440,046

Total liabilities and shareholders' equity	$3,518,087	$3,469,406

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share data)	2001	2000

Revenues:
Net premiums written	$195,021	$164,339
Change in net unearned premiums	(40,809)	(38,112)

Net premiums earned	154,212	126,227
Net investment income	22,333	27,402
Net realized investment gains (losses)	3,751	(5,461)
Other revenues	13,303	3,387

Total revenues	193,599	151,555

Losses and expenses:
Losses and loss adjustment expenses	145,679	94,288
Acquisition expenses	24,986	26,311
Operating expenses	19,177	16,452
Dividends to policyholders	4,111	4,690
Interest expense	2,195	3,075

Total losses and expenses	196,148	144,816

Income (loss) before income taxes	(2,549)	6,739

Income tax expense (benefit):
Current	(2,641)	2,099
Deferred	(7,999)	262

Total	(10,640)	2,361

Net income	$8,091	$4,378

Net income per share:
Basic	$0.38	$0.20

Diluted	$0.37	$0.19

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Cash flows from operating activities:
Net income	$8,091	$4,378
Adjustments to reconcile net income to net cash flows provided by (used in)
operating activities:
Deferred income tax expense (benefit)	(7,999)	262
Net realized investment (gains) losses	(3,751)	5,461
Gain on sale of real estate	(9,763)	-
Change in:
Premiums receivable and unearned premiums, net	23,517	36,052
Dividends to policyholders	539	854
Reinsurance receivables	(43,585)	(44,711)
Unpaid losses and loss adjustment expenses	34,925	(4,846)
Funds held, net	(4,002)	(3,357)
Accrued investment income	(1,357)	(425)
Deferred acquisition costs	(7,440)	(4,709)
Accounts payable, accrued expenses and other liabilities	25,679	(7,761)
Other, net	(1,332)	(1,156)

Net cash flows provided by (used in) operating activities	13,522	(19,958)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(237,337)	(247,036)
Maturities or calls	70,274	45,187
Sales	271,971	236,789
Equity securities:
Purchases	-	(14,539)
Sales	-	6,142
Net sales (purchases) of short-term investments	35,710	(72,420)
Proceeds from sale of real estate	14,401	-
Other, net	(1,726)	(813)

Net cash flows provided by (used in) investing activities	153,293	(46,690)

Cash flows from financing activities:
Dividends paid to shareholders	(2,258)	(1,887)
Proceeds from exercise of stock options	229	1,338
Purchase of treasury stock	(1,418)	(6,024)
Repayments of long-term debt	(38,000)	-
Net issuance of notes receivable from officers	(110)	-

Net cash flows used in financing activities	(41,557)	(6,573)

Net increase (decrease) in cash	125,258	(73,221)
Cash - beginning of period	5,604	84,261

Cash - end of period	$130,862	$11,040

Supplementary cash flow information:
Income taxes paid (refunded)	$(8,250)	$1,500
Interest paid	$2,708	$3,014

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Net income	$8,091	$4,378

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during the period	17,645	8,107
Less: reclassification adjustment for (gains)
losses included in net income (net of tax
expense (benefit): 2001 - $1,313;
2000 - ($1,911))	(2,438)	3,550

Total unrealized gain on securities	15,207	11,657
Foreign currency translation loss, net of tax
benefit: 2001 - ($242); 2000 - $0	(438)	-

Other comprehensive income, net of tax	14,769	11,657

Comprehensive income	$22,860	$16,035

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Notes to the Consolidated Financial Statements

1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital is an insurance holding company that operates three specialty risk management businesses:

PMA Re — PMA Capital’s reinsurance operations conduct business mainly in the brokered market offering excess of loss and pro rata property and casualty reinsurance protection. PMA Re provides reinsurance coverages on traditional treaty, finite and facultative bases.

The PMA Insurance Group — PMA Capital’s property and casualty insurance subsidiaries include Pennsylvania domiciled insurance companies as well as certain foreign subsidiaries. The PMA Insurance Group primarily writes workers’ compensation, integrated disability, and to a lesser extent, other standard lines of commercial insurance, primarily in the Mid-Atlantic and Southern regions of the U.S. The majority of The PMA Insurance Group’s business is produced by independent agents and brokers.

Caliber One — PMA Capital’s specialty property and casualty operations write excess and surplus lines of business nationally on a non-admitted basis through surplus lines brokers and, to a lesser extent, managing general agents.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation — The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2001 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2000 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2000.

B. Recent Accounting Pronouncements — Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company does not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and the Company does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”SAB No. 101 summarizes certain interpretations of the staff of the Securities and Exchange

Commission regarding the application of GAAP to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.”This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. The adoption of SOP 98-7 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Unpaid losses and loss adjustment expenses (“LAE”) reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process in determining these amounts, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes and economic conditions.

During the first quarter of 2001, Caliber One reported net unfavorable prior year development of $13.4 million, which is net of losses of $11.8 million ceded to a third party reinsurer under an existing reinsurance contract covering the 2000 accident year. These losses reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty and property lines of business, primarily professional liability policies for the nursing home class of business. As a result of its quarterly reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2001, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4. REINSURANCE

In the ordinary course of business, PMA Capital’s reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various pools and associations. The reinsurance and insurance subsidiaries cede business in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Premiums earned:
Direct	$117,533	$98,049
Assumed	94,183	82,679
Ceded	(57,504)	(54,501)

Net	$154,212	$126,227

Losses and LAE:
Direct	$129,776	$101,489
Assumed	77,043	59,433
Ceded	(61,140)	(66,634)

Net	$145,679	$94,288

5. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (net income) for the basic and diluted earnings per share calculation:

	Three Months Ended March 31,
	2001	2000

Denominator:
Basic shares - weighted average shares outstanding	21,503,327	22,265,688
Effect of dilutive stock options	404,637	550,599

Total diluted shares	21,907,964	22,816,287

6. BUSINESS SEGMENTS

The Company’s revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Revenues:
PMA Re	$86,067	$77,605
The PMA Insurance Group
Excluding Run-off Operations	92,494	70,870
Run-off Operations (1)	-	1,086

Total	92,494	71,956
Caliber One	1,089	6,975
Corporate and Other	10,198	480
Net realized investment gains (losses)	3,751	(5,461)

Total revenues	$193,599	$151,555

Components of pre-tax operating
income (loss)(2) and net income:
PMA Re	$5,922	$13,983
The PMA Insurance Group:
Excluding Run-off Operations	5,717	5,383
Run-off Operations (1)	-	219

Total	5,717	5,602
Caliber One	(22,313)	(2,273)
Corporate and Other	4,374	(5,112)

Pre-tax operating income (loss)	(6,300)	12,200
Net realized investment gains (losses)	3,751	(5,461)

Income (loss) before income taxes	(2,549)	6,739
Income tax expense (benefit)	(10,640)	2,361

Net income	$8,091	$4,378

(1) Effective December 31, 2000, all of the remaining loss reserves of the Run-off Operations were ceded to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off Operations.

(2) Operating income differs from net income under GAAP because operating income excludes net realized investment gains and losses. Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains and losses. The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

7. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as tobacco and other claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at March 31, 2001.

The Company has provided guarantees of approximately $9.7 million, primarily related to loans on properties in which the Company has an interest.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded recoverables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital as of March 31, 2001, compared with December 31, 2000, and the results of operations of PMA Capital for the quarter ended March 31, 2001, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in PMA Capital’s 2000 Annual Report to Shareholders (pages 28 through 44), to which the reader is directed for additional information. The term “SAP” refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term “GAAP” refers to generally accepted accounting principles.

Consolidated Results

The major components of operating revenues, pre-tax operating income (loss) and net income are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Operating revenues:
Net premiums written	$195,021	$164,339

Net premiums earned	$154,212	$126,227
Net investment income	22,333	27,402
Other revenues	13,303	3,387

Total operating revenues	$189,848	$157,016

Components of pre-tax operating
income (loss) (1) and net income:
PMA Re	$5,922	$13,983
The PMA Insurance Group:
Excluding Run-off Operations	5,717	5,383
Run-off Operations (2)	-	219

Total	5,717	5,602
Caliber One	(22,313)	(2,273)
Corporate and Other	4,374	(5,112)

Pre-tax operating income (loss)	(6,300)	12,200
Net realized investment gains (losses)	3,751	(5,461)

Income (loss) before income taxes	(2,549)	6,739
Income tax expense (benefit)	(10,640)	2,361

Net income	$8,091	$4,378

(1) Operating income differs from net income under GAAP because operating income excludes net realized investment gains and losses. Pre-tax operating income is defined as income from continuing operations before income taxes, excluding net realized investment gains and losses. The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

(2) Effective December 31, 2000, all of the remaining loss reserves of the Run-off Operations were ceded to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off Operations.

Consolidated operating revenues increased to $189.8 million for the three months ended March 31, 2001, compared to $157.0 million for the three months ended March 31, 2000. The increase in operating revenues for the first quarter of 2001, compared to the first quarter of 2000, primarily reflects higher net premiums earned by The PMA Insurance Group and PMA Re, and the gain on the sale of certain real estate properties (included in Other Revenues), partially offset by lower net premiums earned by Caliber One and lower net investment income.

Operating income is one of the primary performance measures the Company uses to monitor and assess the performance of its insurance operations. Operating income differs from net income under GAAP because operating income excludes net realized investment gains and losses. The Company recorded a pre-tax operating loss of $6.3 million for the quarter ended March 31, 2001, compared to pre-tax operating income of $12.2 million for the same period last year. The pre-tax operating loss in 2001, compared to the pre-tax operating income in 2000, primarily reflects higher than expected losses at Caliber One and lower pre-tax operating income at PMA Re, partially offset by a pre-tax gain of $9.8 million on the sale of certain real estate properties recorded in Corporate and Other. After-tax operating income was $5.7 million and $7.9 million for the quarters ended March 31, 2001 and 2000, respectively. After-tax operating income for 2001 includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of the Company’s 1996 tax return.

Net income was $8.1 million for the first quarter of 2001, compared to $4.4 million for the same period in 2000. Net income includes after-tax gains and losses on the sale of investments. Throughout 2000 and into the first quarter of 2001, the Company shifted the mix of its invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance the portfolio's yield. As a result of investment sales pursuant to this strategy and given the declining interest rates in the first quarter of 2001, PMA Capital recorded $2.4 million of after-tax net realized investment gains. After-tax realized investment losses of $3.5 million were recognized in the first quarter of 2000 due to sales of invested assets in an environment of rising interest rates.

Business Outlook

Based on management’s current expectations, the estimated range of consolidated after-tax operating earnings for 2001 is between $0.70 and $1.00 per diluted share. Management currently expects improved earnings in 2001, compared to 2000, resulting in part from the rate increases achieved in all three of PMA Capital’s specialty insurance businesses and lower prior year net unfavorable loss development, as well as the first quarter’s gain on the sale of real estate and tax benefit. Any unexpected emergence of losses may cause actual results to differ materially from current earnings expectations.

These statements are forward-looking, and actual results may differ materially from management’s current expectations, as a result of the Cautionary Statements accompanying the forward-looking statements, and the additional Cautionary Statements on page 22, which describe other factors.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Net premiums written	$63,927	$67,313

Net premiums earned	$73,894	$63,458
Net investment income	12,173	14,147

Operating revenues	86,067	77,605

Losses and LAE	64,883	45,416
Acquisition and operating expenses	15,262	18,206

Total losses and expenses	80,145	63,622

Pre-tax operating income	$5,922	$13,983

PMA Re’s pre-tax operating income decreased to $5.9 million for the three months ended March 31, 2001, compared to $14.0 million for the same period in 2000, due to a decrease in underwriting results of $6.1 million caused primarily by the absence of favorable prior year development in the first quarter of 2001, and lower net investment income.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Business Unit:
Traditional - Treaty	$35,813	$48,504
Finite Risk and Financial Products	33,863	23,095
Specialty - Treaty	6,959	14,198
Facultative	4,276	1,683

Total	$80,911	$87,480

Major Lines of Business:
Property lines	$44,250	$25,712
Casualty lines	36,476	61,311
Other lines	185	457

Total	$80,911	$87,480

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Business Unit:
Traditional - Treaty	$26,176	$33,392
Finite Risk and Financial Products	30,830	21,355
Specialty - Treaty	5,473	11,607
Facultative	1,448	959

Total	$63,927	$67,313

Major Lines of Business:
Property lines	$38,191	$21,176
Casualty lines	25,555	45,686
Other lines	181	451

Total	$63,927	$67,313

Net premiums written were $63.9 million in the first quarter of 2001, compared with $67.3 million for the same period last year. The Finite Risk and Financial Products unit achieved targeted growth by providing non-traditional reinsurance coverages mostly to small- and medium-sized insurers. However, this growth was more than offset by lower premiums from the Specialty and Traditional units, primarily in casualty lines of business, reflecting PMA Re’s decision to non-renew accounts that did not meet its price guidelines. This was due in part to the highly competitive conditions in the professional liability reinsurance market. Also, during the first quarter of 2001, net premiums written for property lines increased due to the desirable rate increases being achieved on these coverages.

Net premiums earned increased 16.4% in 2001, compared to 2000. Traditionally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the coverage periods of the underlying policies. Many of PMA Re’s Traditional and Specialty contracts are written on a policy attaching basis, where premiums are earned over 24 months. Due to a shift in the business mix towards Finite Risk and Financial Products contracts, where coverages are typically placed on a loss occurring basis with premiums being earned over twelve months, net premiums earned in the first quarter of 2001 increased while net premiums written for the same period decreased.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2001	2000

Loss and LAE ratio	87.8%	71.6%

Expense ratio:
Acquisition expenses	15.4%	23.0%
Operating expenses	5.2%	5.7%

Total expense ratio	20.6%	28.7%

GAAP combined ratio(1)	108.4%	100.3%

(1)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

The loss and LAE ratio increased 16.2 points in the first quarter of 2001, compared with the same period of 2000, due to an increase in the current accident year loss and LAE ratio and the absence of favorable prior year development in the first quarter of 2001. The current accident year loss and LAE ratio increased 8.4 points in the first quarter of 2001, compared to the same period last year, primarily reflecting a shift in business towards Finite Risk and Financial Products business, which traditionally carries a higher loss and LAE ratio than PMA Re’s other business units, but also carries a lower acquisition expense ratio. In addition, the loss and LAE ratio increased 7.8 points in the first quarter of 2001 due to the absence of favorable prior year development and, to a lesser extent, higher discount accretion.

The acquisition expense ratio decreased 7.6 points for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to the shift in business towards Finite Risk and Financial Products business which, as discussed above, generates with a lower acquisition expense ratio than traditional treaty business. The operating expense ratio decreased 0.5 points for the three months ended March 31, 2001, compared to the same period in 2000, primarily reflecting an increase in earned premiums that outpaced an increase in operating expenses.

Net Investment Income

Net investment income was $12.2 million for the first quarter of 2001, compared to $14.1 million for the same period last year. The decrease in net investment income primarily reflects lower average invested assets and an increase in interest on funds held on retrocessional contracts, caused primarily by cessions in the third quarter of 2000.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

The PMA Insurance Group
Net premiums written	$127,865	$87,446

Net premiums earned	$80,118	$57,092
Net investment income	9,648	12,233
Other revenues	2,728	2,631

Operating revenues	92,494	71,956

Losses and LAE	58,934	42,653
Acquisition and operating expenses	23,732	19,011
Dividends to policyholders	4,111	4,690

Total losses and expenses	86,777	66,354

Pre-tax operating income	$5,717	$5,602

The PMA Insurance Group
Excluding Run-off Operations (1)
Net premiums written	$127,865	$87,446

Net premiums earned	$80,118	$57,092
Net investment income	9,648	11,147
Other revenues	2,728	2,631

Operating revenues	92,494	70,870

Losses and LAE	58,934	41,950
Acquisition and operating expenses	23,732	18,847
Dividends to policyholders	4,111	4,690

Total losses and expenses	86,777	65,487

Pre-tax operating income	$5,717	$5,383

(1)   Run-off operations (“Run-off Operations”) of The PMA Insurance Group reinsured certain obligations primarily associated with workers’compensation claims written by The PMA Insurance Group’s Pooled Companies for the years 1991 and prior. For the first quarter of 2000, net investment income was $1.1 million, losses and expenses were $867,000 and pre-tax operating income was $219,000 for Run-off operations. Effective December 31, 2000, all of the remaining loss reserves of the Run-off operations were ceded to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off operations.

Pre-tax operating income for The PMA Insurance Group was $5.7 million for the three months ended March 31, 2001, compared to $5.6 million for the same period in 2000. The increase in operating income for The PMA Insurance Group was primarily due to premium growth which outpaced higher losses and expenses, partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Workers' compensation and integrated disability:
Direct premiums written	$108,092	$77,475
Premiums assumed	878	357
Premiums ceded	(6,119)	(10,783)

Net premiums written	$102,851	$67,049

Commercial Lines:
Direct premiums written	$33,224	$26,752
Premiums assumed	384	549
Premiums ceded	(8,594)	(6,904)

Net premiums written	$25,014	$20,397

Total:
Direct premiums written	$141,316	$104,227
Premiums assumed	1,262	906
Premiums ceded	(14,713)	(17,687)

Net premiums written	$127,865	$87,446

Direct workers’ compensation and integrated disability premiums written increased by $30.6 million for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to rate increases and, to a lesser extent, an increase in the level of workers’ compensation risks underwritten. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) increased by $6.5 million for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to rate increases for commercial automobile and commercial package lines.

The decrease in premiums ceded primarily reflects a $4.7 million decrease in premiums ceded for workers’ compensation for the three months ended March 31, 2001, compared to the same period in 2000, as a result of The PMA Insurance Group increasing its net retention by adding a deductible limit of approximately $10 million to its workers’ compensation reinsurance program, effective January 1, 2001. Partially offsetting this decrease was a $1.7 million increase in premiums ceded for Commercial Lines, as a result of the increase in direct premiums written quarter over quarter.

Net premiums earned increased 40.3% in 2001, compared to 2000, while net premiums written increased 46.2%. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2001	2000

Loss and LAE ratio	73.6%	73.5%

Expense ratio:
Acquisition expenses	17.5%	18.9%
Operating expenses (1)	9.5%	11.0%

Total expense ratio	27.0%	29.9%

Policyholders' dividend ratio	5.1%	8.2%

GAAP combined ratio (2)(3)	105.7%	111.6%

(1)

The expense ratio and the combined ratio exclude $2.1 million and $1.8 million for 2001 and 2000, respectively, for direct expenses related to service revenues, which are not included in premiums earned.

(2)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’dividends, all divided by net premiums earned.
(3)	The GAAP combined ratio for The PMA Insurance Group including the Run-off Operations was 113.1% in the first quarter of 2000.

The loss and LAE ratio in the first quarter of 2001 was essentially level with the same period last year. The PMA Insurance Group experienced $214,000, or 0.3 points, of favorable prior year development for the first quarter of 2001, compared to $475,000, or 0.8 points, of favorable prior year development for the same period in 2000. The favorable prior year development in 2001 and 2000 reflects better than expected loss emergence on rent-a-captive workers’ compensation business. Policyholders’ dividends for rent-a-captive business substantially offset the favorable prior year development in 2001 and 2000. The current accident year loss and LAE ratio increased by 0.2 points in 2001, compared to 2000. The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these amounts is referred to as net discount accretion. Accretion of prior year discounted reserves exceeded the setting up of discount by $15,000 and $384,000 for the three months ended March 31, 2001 and 2000, respectively. The decline in net discount accretion reflects the increase in workers’ compensation writings during the first quarter of 2001, compared to the same period last year, and favorably impacts the loss and LAE ratio by 0.6 points quarter over quarter.

Overall, the GAAP expense ratio decreased by 2.9 points for the three months ended March 31, 2001, compared to the same period in 2000, as premium growth, driven mainly by pricing increases, outpaced expenses.

The policyholders’ dividend ratio was 5.1% for the three months ended March 31, 2001, compared to 8.2% for the same period in 2000. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The decrease in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans in the first quarter of 2001 than in the first quarter of 2000 and wrote business under lower paying dividend plans in 2001, compared to 2000.

Net Investment Income

Net investment income was $9.6 million for the three months ended March 31, 2001, compared to $11.1 million for the same period in 2000. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Caliber One

Summarized financial results of Caliber One are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Net premiums written	$3,431	$9,674

Net premiums earned	$402	$5,771
Net investment income	687	1,204

Operating revenues	1,089	6,975

Losses and LAE	21,862	6,219
Acquisition and operating expenses	1,540	3,029

Total losses and expenses	23,402	9,248

Pre-tax operating loss	$(22,313)	$(2,273)

Caliber One recorded pre-tax operating losses of $22.3 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase in pre-tax operating losses primarily reflects $18.8 million resulting from unfavorable prior year loss development of $13.4 million in the 1999 and 2000 accident years, particularly in the professional liability line of business, and $5.4 million of additional net ceded premiums (after ceding commissions) under existing reinsurance contracts relating to the 2000 accident year.

Premiums

Caliber One’s gross and net premiums written are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2001	2000

Gross premiums written:
Property	$20,961	$10,647
Products liability	5,191	5,462
General liability	4,511	3,310
Professional liability	735	10,617
Other liability	1,328	3,172

Total	$32,726	$33,208

Net premiums written:
Property	$7,535	$3,406
Products liability	815	4,018
General liability	1,780	310
Professional liability	(7,530)	846
Other liability	831	1,094

Total	$3,431	$9,674

Gross premiums written decreased slightly for the three months ended March 31, 2001, compared to the same period last year. Gross premiums written in 2001 reflect growth in property and certain classes of liability lines of business due to rate increases, offset by the Company’s decision in 2000 to de-emphasize certain segments of the professional liability, primarily the nursing homes class of business, and commercial automobile (included in “Other Liability” in the table above) lines of business. Net premiums written decreased $6.2 million in the first quarter of 2001, compared to the first quarter of 2000, reflecting additional premiums ceded pertaining to existing reinsurance contracts covering adverse loss development in the first quarter of 2001, partially offset by growth in the property line of business.

Net premiums earned decreased $5.4 million for the three months ended March 31, 2001, compared to the same period in 2000. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year.

Losses and Expenses

During the first quarter of 2001, Caliber One’s incurred losses and LAE were $21.9 million, representing an increase of $15.6 million over the same period last year. This increase includes net unfavorable prior year development of $13.4 million, which is net of losses of $11.8 million ceded to a third party reinsurer under an existing reinsurance contract covering the 2000 accident year. These losses reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty and property lines of business, primarily professional liability policies for the nursing home class of business. As a result of its quarterly reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000.

Acquisition expenses for the first quarter of 2001 declined, reflecting a higher level of ceding commissions on the premiums ceded in the first quarter of 2001 to cover prior year losses. For the first quarter of 2001, operating expenses were $2.0 million, essentially level with the same period last year, reflecting the substantial completion of Caliber One’s infrastructure development in 2000. As a percentage of gross premiums written, operating expenses for the first quarter of 2001 were approximately 6%, which is comparable to the level for the first quarter of 2000.

Net Investment Income

Net investment income decreased to $687,000 in the first quarter of 2001, compared to $1.2 million in the first quarter of 2000. The effects of a larger average invested asset base, due mainly to premium collections in excess of paid losses and expenses, were more than offset by an increase of $710,000 for interest charged on funds held reinsurance contracts.

Loss Reserves

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, historical data is reviewed and consideration is given to the impact of various factors, such as legal developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2001, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

See the discussion under Losses and Expenses above for additional information regarding Caliber One’s first quarter 2001 loss reserve increase.

For additional discussion of loss reserves and reinsurance, see pages 37 to 39 of the Management’s Discussion and Analysis included in the Company’s 2000 Annual Report to Shareholders, as well as pages 14 to 20 of the Company’s Form 10-K for the year ended December 31, 2000.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of the Company’s real estate properties. For the three months ended March 31, 2001, Corporate and Other recorded pre-tax operating income of $4.4 million, compared to a pre-tax operating loss of $5.1 million for the three months ended March 31, 2000. During the first quarter of 2001, the Company sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which is recorded in other revenues. Additionally, Corporate and Other benefited from a decline of $880,000 in interest expense in 2001, due primarily to the $38.0 million paydown of outstanding debt early in the first quarter of 2001.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, PMA Capital’s primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries and borrowings. The Company utilizes cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the Federal government; and corporate expenses. In addition, the Company utilizes cash resources to repurchase shares of its common stock and to capitalize subsidiaries from time to time.

The Company’s domestic insurance subsidiaries’ ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders’ surplus as of the end of the preceding year or (ii) statutory net income for the preceding year, but in no event to exceed statutory unassigned surplus. As of December 31, 2000, approximately $53 million of dividends are available to be paid to PMA Capital without the prior approval of the Pennsylvania Insurance Commissioner during 2001. As of December 31, 2000, The PMA Insurance Group can pay up to $20.1 million in dividends to PMA Capital Insurance Company during 2001. Under Delaware law (which is substantially similar to Pennsylvania law with respect to dividends), Caliber One can pay up to $5.5 million in dividends to PMA Capital Insurance Company in 2001. Dividends received from subsidiaries were $7.0 million and $4.8 million for the first quarter of 2001 and 2000, respectively.

Net tax payments received from subsidiaries were $2.9 million and $4.4 million for the three months ended March 31, 2001 and 2000, respectively.

The Company had $125.0 million and $163.0 million outstanding under its existing Revolving Credit Facility (“Credit Facility”) at March 31, 2001 and December 31, 2000, respectively. In accordance with the terms of the Credit Facility, the Company repaid $38.0 million on January 2, 2001 thereby reducing the outstanding debt to $125.0 million, which is the maximum amount PMA Capital can borrow under the Credit Facility. The Credit Facility matures as follows: $62.5 million on December 31, 2001 and $62.5 million on December 31, 2002. During the first quarter of 2001 and 2000, the Company incurred $2.2 million and $3.1 million of interest expense related to the Credit Facility, substantially all of which was paid in each respective quarter.

In addition to the Credit Facility, the Company maintains a committed facility of $67.5 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company’s insurance subsidiaries. As of March 31, 2001, the Company had $29.2 million outstanding under the Letter of Credit facility, compared to $40.1 million at December 31, 2000.

During the first quarters of 2001 and 2000, the Company paid dividends to shareholders of $2.3 million and $1.9 million, respectively. Dividends paid to shareholders increased in 2001, compared to 2000, due to an increase in the annual dividend rate to $0.42 from $0.36 commencing with the fourth quarter 2000 dividend payment. Partially offsetting the higher dividend rate were fewer shares outstanding due to share repurchase activities in 2000. PMA Capital’s dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $9.5 million in 2001.

The Company repurchased approximately 80,000 shares at a total cost of $1.4 million and approximately 318,000 shares at a cost of $6.0 million in the first quarters of 2001 and 2000, respectively. Since the inception of its share repurchase program in 1998, PMA Capital has repurchased a total of approximately 3.6 million shares at a cost of $68.9 million, which represents approximately 15% of the outstanding shares. PMA Capital’s remaining share repurchase authorization at March 31, 2001 is $21.1 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

Management believes that the Company’s available sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations. In addition, management currently believes that the existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in its businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in the Company’s business.

Other Matters

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by the Company. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. Effective December 31, 2000, the Company’s insurance subsidiaries implemented the NAIC Codification of Statutory Accounting Principles, resulting in an increase of $20.5 million in its statutory surplus.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company does not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and the Company does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain interpretations of the staff of the Securities and Exchange Commission regarding the application of GAAP to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Statement of Position (“SOP”) 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.” This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. The adoption of SOP 98-7 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No.

125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are based on currently available financial, competitive and economic data and the Company’s current operating plans based on assumptions regarding future events. The Company’s actual results could differ materially from those expected by the Company’s management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•

regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of or demand for the Company’s products or otherwise affect the ability of the Company to conduct its business;

•

competitive conditions resulting from the significant amount of capital in the property and casualty insurance marketplace that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

•	the effect of changes in workers' compensation statutes and their administration;

•	the Company's ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims-paying ratings of the Company's insurance subsidiaries;

•	adequacy of reserves for claims liabilities;

•	adverse property and casualty loss development for events the Company insured in prior years;

•	adequacy and collectibility of reinsurance purchased by the Company;

•	severity of natural disasters and other catastrophes;

•	reliance on key management; and

•	other factors disclosed from time to time in the Company’s most recent Forms 10-K, 10-Q and 8-K filed by the Company with the Securities and Exchange Commission.

Investors should not place undue reliance on any such forward-looking statements. The Company disclaims any obligation to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits are listed in the Index to Exhibits on page 25.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2001:

During the quarterly period ended March 31, 2001, the Company filed the following Reports on Form 8-K:

- dated February 8, 2001, Item 5 – containing a news release regarding its 2000 results.

- dated March 23, 2001, Item 5 – containing a news release regarding its 2001 Annual Meeting of Shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 14, 2001	By: /s/ Francis W. McDonnell

Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Compensatory Plans

10.1	PMA Capital Corporation 401(k) Excess Plan, dated March 29, 2001	Filed herewith

10.2	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 1999), dated March 29, 2001	Filed herewith

10.3	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated Effective January 1, 1999), dated March 7, 2001	Filed herewith

10.4	PMA Capital Corporation Executive Management Pension Plan, dated March 7, 2001	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith