Form 10-Q
period 2001-06-30
PMA CAPITAL CORP
filed 2001-08-10
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 21,545,845 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on July 31, 2001.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of June 30, 2001	As of December 31, 2000

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2001 - $1,497,189; 2000 - $1,507,667)	$1,486,770	$1,485,308
Short-term investments, at amortized cost which approximates fair value	401,294	341,641
Cash	11,757	5,604

Total investments and cash	1,899,821	1,832,553

Accrued investment income	19,560	20,867
Premiums receivable (net of valuation allowance:
2001 - $15,657; 2000 - $16,630)	309,161	299,342
Reinsurance receivables (net of valuation allowance:
2001 - $4,328; 2000 - $4,328)	1,008,604	933,889
Deferred income taxes, net	92,672	89,011
Deferred acquisition costs	54,918	48,522
Funds held by reinsureds	101,284	73,999
Other assets	155,123	171,223

Total assets	$3,641,143	$3,469,406

Liabilities:
Unpaid losses and loss adjustment expenses	$2,099,101	$2,053,138
Unearned premiums	290,432	269,734
Long-term debt	125,000	163,000
Accounts payable, accrued expenses and other liabilities	224,431	207,211
Funds held under reinsurance treaties	196,702	173,762
Dividends to policyholders	17,121	17,246
Payable under securities loan agreements	232,554	145,269

Total liabilities	3,185,341	3,029,360

Commitments and contingencies (Note 7)
Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2001 - 24,442,945 shares issued and 21,544,845 outstanding
2000 - 24,442,945 shares issued and 21,573,316 outstanding)	122,214	122,214
Additional paid-in capital	339	339
Retained earnings	393,723	384,694
Accumulated other comprehensive loss	(7,149)	(14,373)
Notes receivable from officers	(154)	(56)
Treasury stock, at cost (shares: 2001 - 2,898,100 and 2000 - 2,869,629)	(53,171)	(52,772)

Total shareholders' equity	455,802	440,046

Total liabilities and shareholders' equity	$3,641,143	$3,469,406

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2001	2000	2001	2000

Revenues:
Net premiums written	$174,733	$122,502	$369,754	$286,841
Change in net unearned premiums	15,726	22,296	(25,083)	(15,816)

Net premiums earned	190,459	144,798	344,671	271,025
Net investment income	22,043	26,290	44,376	53,692
Net realized investment gains (losses)	1,561	3,532	5,312	(1,929)
Other revenues	3,012	3,274	16,315	6,661

Total revenues	217,075	177,894	410,674	329,449

Losses and expenses:
Losses and loss adjustment expenses	142,816	110,193	288,495	204,481
Acquisition expenses	39,825	27,073	64,811	53,384
Operating expenses	20,249	17,508	39,426	33,960
Dividends to policyholders	2,683	4,347	6,794	9,037
Interest expense	1,776	2,966	3,971	6,041

Total losses and expenses	207,349	162,087	403,497	306,903

Income before income taxes	9,726	15,807	7,177	22,546

Income tax expense (benefit):
Current	3,233	3,433	592	5,532
Deferred	453	2,234	(7,546)	2,496

Total	3,686	5,667	(6,954)	8,028

Net income	$6,040	$10,140	$14,131	$14,518

Net income per share:
Basic	$0.28	$0.46	$0.66	$0.66
Diluted	$0.28	$0.45	$0.65	$0.64

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000

Cash flows from operating activities:
Net income	$14,131	$14,518
Adjustments to reconcile net income to net cash flows used in operating activities:
Deferred income tax expense (benefit)	(7,546)	2,496
Net realized investment (gains) losses	(5,312)	1,929
Gain on sale of real estate	(9,763)	-
Change in:
Premiums receivable and unearned premiums, net	10,879	13,781
Dividends to policyholders	(125)	2,082
Reinsurance receivables	(74,715)	(93,675)
Unpaid losses and loss adjustment expenses	45,963	16,810
Funds held, net	(4,345)	(2,804)
Accrued investment income	1,307	1,233
Deferred acquisition costs	(6,396)	(883)
Accounts payable, accrued expenses and other liabilities	20,704	19,047
Other, net	4,558	(4,767)

Net cash flows used in operating activities	(10,660)	(30,233)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(692,826)	(294,432)
Maturities or calls	187,616	67,738
Sales	526,115	292,516
Equity securities:
Purchases	-	(24,706)
Sales	-	23,554
Net sales (purchases) of short-term investments	29,929	(81,294)
Proceeds from sale of real estate	14,401	-
Other, net	(4,823)	(7,929)

Net cash flows provided by (used in) investing activities	60,412	(24,553)

Cash flows from financing activities:
Dividends paid to shareholders	(4,519)	(3,775)
Proceeds from exercise of stock options	650	1,815
Purchase of treasury stock	(1,632)	(11,676)
Repayments of long-term debt	(38,000)	-
Net issuance of notes receivable from officers	(98)	-

Net cash flows used in financing activities	(43,599)	(13,636)

Net increase (decrease) in cash	6,153	(68,422)
Cash - beginning of period	5,604	84,261

Cash - end of period	$11,757	$15,839

Supplementary cash flow information:
Income taxes paid (refunded)	$(8,250)	$4,500
Interest paid	$4,463	$5,930

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net income	$6,040	$10,140	$14,131	$14,518

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(6,428)	(4,742)	11,217	3,365
Less: reclassification adjustment for (gains)
losses included in net income (net of tax
expense (benefit): $546 and $1,236 for
three months ended June 30, 2001 and
2000; $1,859 and $(675) for six months
ended June 30, 2001 and 2000)	(1,015)	(2,296)	(3,453)	1,254

Total unrealized gain (loss) on securities	(7,443)	(7,038)	7,764	4,619
Foreign currency translation loss, net of tax
benefit: $55 and $0 for three months ended
June 30, 2001 and 2000; $291 and $0 for six
months ended June 30, 2001 and 2000	(102)	-	(540)	-

Other comprehensive income (loss), net of tax	(7,545)	(7,038)	7,224	4,619

Comprehensive income (loss)	$(1,505)	$3,102	$21,355	$19,137

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

PMA Re — PMA Capital’s reinsurance operations offer excess of loss and pro rata property and casualty reinsurance protection mainly through brokers. PMA Re provides reinsurance coverages on traditional treaty, finite and facultative bases.

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

Caliber One — PMA Capital’s specialty property and casualty operations write excess and surplus lines of business nationally on a non-admitted basis through surplus lines brokers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2001 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2000 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2000.

B. Recent Accounting Pronouncements – Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company does not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and the Company does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain interpretations of the staff of the Securities and Exchange Commission regarding the application of GAAP to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's financial condition, results of operations or liquidity.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of this statement effective January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company’s financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. As of June 30, 2001, the Company had approximately $4.7 million of goodwill, which is included in “other assets” on the Company’s balance sheet. The Company is currently assessing the impact this statement will have on the Company’s financial statements when it is adopted at the beginning of 2002.

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

During 2001, Caliber One reported net unfavorable prior year development of $17.8 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract covering the prior year loss development. This prior year development reflects higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty and property lines of business, primarily professional liability policies for the nursing homes class of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2001, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Premiums earned:
Direct	$122,858	$109,908	$240,391	$207,957
Assumed	118,464	91,085	212,647	173,764
Ceded	(50,863)	(56,195)	(108,367)	(110,696)

Net	$190,459	$144,798	$344,671	$271,025

Losses and LAE:
Direct	$99,878	$95,808	$229,655	$197,297
Assumed	103,196	64,065	180,238	123,498
Ceded	(60,258)	(49,680)	(121,398)	(116,314)

Net	$142,816	$110,193	$288,495	$204,481

5. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator (net income) for the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Denominator:
Basic shares - weighted average shares outstanding	21,520,461	22,057,649	21,511,941	22,161,668
Effect of dilutive stock options	340,602	505,907	363,805	528,362

Total diluted shares	21,861,063	22,563,556	21,875,746	22,690,030

6. BUSINESS SEGMENTS

The Company’s revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Revenues:
PMA Re	$101,077	$85,174	$187,144	$162,779
The PMA Insurance Group
Excluding Run-off Operations	94,218	80,885	186,712	151,755
Run-off Operations (1)	-	1,078	-	2,164

Total	94,218	81,963	186,712	153,919
Caliber One	20,454	7,263	21,543	14,238
Corporate and Other	(235)	(38)	9,963	442
Net realized investment gains (losses)	1,561	3,532	5,312	(1,929)

Total revenues	$217,075	$177,894	$410,674	$329,449

Components of pre-tax operating
income(2) and net income:
PMA Re	$6,611	$12,779	$12,533	$26,762
The PMA Insurance Group:
Excluding Run-off Operations	5,773	5,960	11,490	11,343
Run-off Operations (1)	-	(344)	-	(125)

Total	5,773	5,616	11,490	11,218
Caliber One	57	(518)	(22,256)	(2,791)
Corporate and Other	(4,276)	(5,602)	98	(10,714)

Pre-tax operating income	8,165	12,275	1,865	24,475
Net realized investment gains (losses)	1,561	3,532	5,312	(1,929)

Income before income taxes	9,726	15,807	7,177	22,546
Income tax expense (benefit)	3,686	5,667	(6,954)	8,028

Net income	$6,040	$10,140	$14,131	$14,518

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

7. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes, which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at June 30, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital’s financial condition as of June 30, 2001, compared with December 31, 2000, and the results of operations of PMA Capital for the three and six months ended June 30, 2001, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in PMA Capital’s 2000 Annual Report to Shareholders (pages 28 through 44), to which the reader is directed for additional information. The term “SAP” refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term “GAAP” refers to generally accepted accounting principles.

Consolidated Results of Operations

The major components of operating revenues, pre-tax operating income and net income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Operating revenues:
Net premiums written	$174,733	$122,502	$369,754	$286,841

Net premiums earned	$190,459	$144,798	$344,671	$271,025
Net investment income	22,043	26,290	44,376	53,692
Other revenues	3,012	3,274	16,315	6,661

Total operating revenues	$215,514	$174,362	$405,362	$331,378

Components of pre-tax operating
income(1) and net income:
PMA Re	$6,611	$12,779	$12,533	$26,762
The PMA Insurance Group:
Excluding Run-off Operations	5,773	5,960	11,490	11,343
Run-off Operations (2)	-	(344)	-	(125)

Total	5,773	5,616	11,490	11,218
Caliber One	57	(518)	(22,256)	(2,791)
Corporate and Other	(4,276)	(5,602)	98	(10,714)

Pre-tax operating income	8,165	12,275	1,865	24,475
Net realized investment gains (losses)	1,561	3,532	5,312	(1,929)

Income before income taxes	9,726	15,807	7,177	22,546
Income tax expense (benefit)	3,686	5,667	(6,954)	8,028

Net income	$6,040	$10,140	$14,131	$14,518

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

Consolidated operating revenues for the three and six months ended June 30, 2001, were $215.5 million and $405.4 million, respectively, compared to $174.4 million and $331.4 million for the same periods last year. The increases in operating revenues primarily reflect higher net premiums earned and the first quarter 2001 gain on the sale of certain real estate properties (included in Other Revenues), partially offset by lower net investment income.

Operating income is one of the primary performance measures the Company uses to monitor and assess the performance of its insurance operations. Operating income differs from net income under GAAP because operating income excludes net realized investment gains and losses. Pre-tax operating income was $8.2 million and $1.9 million for the three and six months ended June 30, 2001, compared to $12.3 million and $24.5 million for the same periods last year. The decline in pre-tax operating income for the quarter ended June 30, 2001, reflects lower earnings at PMA Re, partially offset by lower interest expense at Corporate and Other. The decrease in pre-tax operating income for the six months ended June 30, 2001, is primarily due to higher than expected losses at Caliber One and lower earnings at PMA Re, partially offset by a pre-tax gain of $9.8 million on the sale of certain real estate properties recorded in Corporate and Other and lower interest expense. After-tax operating income was $5.0 million and $10.7 million for the three and six months ended June 30, 2001, respectively, compared to $7.8 million and $15.8 million for the same periods in 2000. After-tax operating income for the six months ended June 30, 2001 includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of the Company’s 1996 tax return.

Net income was $6.0 million and $14.1 million for the three and six months ended June 30, 2001, respectively, compared to net income of $10.1 million and $14.5 million for the same periods last year. Net income includes after-tax gains and losses on the sale of investments. Throughout 2000 and into 2001, the Company shifted the mix of its invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance the portfolio’s yield. As a result of investment sales pursuant to this strategy and given the declining interest rates in 2001, PMA Capital recorded $1.0 million and $3.4 million of after-tax net realized investment gains in the three and six months ended June 30, 2001, respectively. After-tax net realized investment gains of $2.3 million and after-tax net realized investment losses of $1.3 million were recognized in the three and six months ended June 30, 2000. During the second quarter of 2000, gains from the sale of equity securities, which had reached the Company’s targeted exit price level, more than offset net realized investment losses from the sale of U.S. Treasury and agency securities in an environment of rising interest rates.

Business Outlook

Based on management’s current expectations, the estimated range of consolidated after-tax operating earnings for 2001 is between $0.70 and $1.00 per diluted share. Management currently expects improved earnings in 2001, compared to 2000, resulting in part from the rate increases achieved in all three of PMA Capital’s specialty insurance businesses. So far in 2001, the Company has experienced substantial price increases across all of its specialty insurance businesses with premiums on PMA Re’s renewed business rising approximately 20%. The Company is seeing price increases averaging 15% for the workers’ compensation business and 25% for other commercial lines business written by The PMA Insurance Group. At Caliber One, rates have risen on average by more than 25% on its excess and surplus lines business. In addition, management currently expects earnings to improve resulting in part from the first quarter’s gain on the sale of real estate and tax benefit. Any unexpected emergence of losses may cause actual results to differ materially from current earnings expectations.

These statements are forward-looking, and actual results may differ materially from management’s current expectations, as a result of the factors described in the Cautionary Statements accompanying the forward-looking statements, and the additional Cautionary Statements on page 24, which describe other factors.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net premiums written	$85,196	$74,280	$149,123	$141,593

Net premiums earned	$89,414	$71,035	$163,308	$134,493
Net investment income	11,663	14,139	23,836	28,286

Operating revenues	101,077	85,174	187,144	162,779

Losses and LAE	67,333	52,506	132,216	97,922
Acquisition and operating expenses	27,133	19,889	42,395	38,095

Total losses and expenses	94,466	72,395	174,611	136,017

Pre-tax operating income	$6,611	$12,779	$12,533	$26,762

PMA Re’s pre-tax operating income was $6.6 million and $12.5 million for the three and six months ended June 30, 2001, respectively, compared to $12.8 million and $26.8 million for the same periods in 2000. Lower earnings for the second quarter and first six months of 2001, compared to comparable periods of 2000, are attributable to decreased underwriting results and lower net investment income.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Business Unit:
Finite Risk and Financial Products	$56,927	$29,306	$90,790	$52,401
Traditional - Treaty	44,701	46,133	80,514	94,636
Specialty - Treaty	4,091	13,986	11,050	28,185
Facultative	5,667	2,276	9,943	3,959

Total	$111,386	$91,701	$192,297	$179,181

Major Lines of Business:
Casualty lines	$72,715	$61,324	$109,267	$122,632
Property lines	38,297	29,513	82,213	55,228
Other lines	374	864	817	1,321

Total	$111,386	$91,701	$192,297	$179,181

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Business Unit:
Finite Risk and Financial Products	$49,798	$25,655	$80,628	$47,010
Traditional - Treaty	31,187	36,821	57,363	70,214
Specialty - Treaty	2,891	10,643	8,364	22,250
Facultative	1,320	1,161	2,768	2,119

Total	$85,196	$74,280	$149,123	$141,593

Major Lines of Business:
Casualty lines	$49,571	$46,955	$75,032	$92,639
Property lines	35,251	26,483	73,277	47,661
Other lines	374	842	814	1,293

Total	$85,196	$74,280	$149,123	$141,593

Net premiums written increased $10.9 million and $7.5 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The Finite Risk and Financial Products unit achieved targeted growth by providing non-traditional reinsurance coverages mostly to small- and medium-sized insurers. Also, during 2001, net premiums written for property lines increased due to the rate increases being achieved on these coverages and an increase in the volume of risks underwritten. However, this growth was partially offset by lower premiums from the Specialty and Traditional units, primarily in casualty lines of business. PMA Re continues its efforts to obtain price increases on renewal business, however, approximately one-third of the beginning in-force business in the Traditional and Specialty Treaty units was non-renewed during the first six months of 2001, largely reflecting PMA Re’s decision to non-renew accounts that did not meet its price guidelines.

Net premiums earned increased 26% and 21% for the three and six months ended June 30, 2001, respectively, compared to the same periods last year. Traditionally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the coverage periods of the underlying policies. Many of PMA Re’s Traditional and Specialty contracts are written on a policy attaching basis, where premiums are earned over 24 months. Due to a shift in the business mix towards Finite Risk and Financial Products contracts, where coverages are typically placed on a loss occurring basis with premiums being earned over twelve months, net premiums earned in the three and six months ended June 30, 2001 increased at a greater rate than the increase in net premiums written.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Loss and LAE ratio	75.3%	73.9%	81.0%	72.8%

Expense ratio:
Acquisition expenses	25.0%	22.9%	20.7%	22.9%
Operating expenses	5.3%	5.1%	5.3%	5.4%

Total expense ratio	30.3%	28.0%	26.0%	28.3%

GAAP combined ratio(1)	105.6%	101.9%	107.0%	101.1%

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

The loss and LAE ratio increased 1.4 points and 8.2 points for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000, due to an increase in the current accident year loss and LAE ratio and a decrease in favorable prior year development. The current accident year loss and LAE ratio increased 0.9 points and 3.9 points for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases primarily reflect a shift in business towards Finite Risk and Financial Products business, which traditionally carries a higher loss and LAE ratio than PMA Re’s other business units, but also carries a lower acquisition expense ratio. Additionally, the lower favorable prior year development for the three and six months ended June 30, 2001, compared to the same periods last year, resulted in an increase in the loss and LAE ratio of 0.5 points and 4.3 points.

The acquisition expense ratio increased 2.1 points and decreased 2.2 points in the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase in the second quarter was primarily due to updating commission calculations on in-force contracts during the quarter. The lower acquisition expense ratio on a year-to-date basis is primarily due to the shift in business towards Finite Risk and Financial Products business, which generates a lower acquisition expense ratio than traditional treaty business. The operating expense ratio has remained fairly consistent between periods, as increases in operating expenses have essentially kept pace with increases in earned premiums.

Net Investment Income

Net investment income decreased $2.5 million and $4.5 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decreases in net investment income primarily reflect an increase in interest on funds held on retrocessional contracts, primarily resulting from cessions in the third quarter of 2000, and, to a lesser extent, lower invested asset yields.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

The PMA Insurance Group
Net premiums written	$61,621	$48,935	$189,486	$136,381

Net premiums earned	$81,458	$67,690	$161,576	$124,782
Net investment income	10,034	11,699	19,682	23,932
Other revenues	2,726	2,574	5,454	5,205

Operating revenues	94,218	81,963	186,712	153,919

Losses and LAE	60,013	50,806	118,947	93,459
Acquisition and operating expenses	25,749	21,194	49,481	40,205
Dividends to policyholders	2,683	4,347	6,794	9,037

Total losses and expenses	88,445	76,347	175,222	142,701

Pre-tax operating income	$5,773	$5,616	$11,490	$11,218

The PMA Insurance Group
Excluding Run-off Operations(1)
Net premiums written	$61,621	$48,935	$189,486	$136,381

Net premiums earned	$81,458	$67,690	$161,576	$124,782
Net investment income	10,034	10,621	19,682	21,768
Other revenues	2,726	2,574	5,454	5,205

Operating revenues	94,218	80,885	186,712	151,755

Losses and LAE	60,013	50,118	118,947	92,068
Acquisition and operating expenses	25,749	20,460	49,481	39,307
Dividends to policyholders	2,683	4,347	6,794	9,037

Total losses and expenses	88,445	74,925	175,222	140,412

Pre-tax operating income	$5,773	$5,960	$11,490	$11,343

(1) Run-off operations (“Run-off operations”) of The PMA Insurance Group reinsured certain obligations primarily associated with workers’ compensation claims written by The PMA Insurance Group’s Pooled Companies for the years 1991 and prior. For the three and six months ended June 30, 2000, Run-off operations generated net investment income of $1.1 million and $2.2 million, losses and expenses of $1.4 million and $2.3 million, and pre-tax operating losses of $344,000 and $125,000. Effective December 31, 2000, all of the remaining loss reserves of the Run-off operations were ceded to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off operations.

Pre-tax operating income for The PMA Insurance Group was $5.8 million and $11.5 million for the three and six months ended June 30, 2001, compared to $5.6 million and $11.2 million for the same periods in 2000. The increases in operating income were primarily due to premium growth, which outpaced higher losses and expenses, and lower dividends to policyholders, partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Workers' compensation and integrated disability:
Direct premiums written	$54,394	$43,180	$162,486	$120,655
Premiums assumed	920	1,277	1,798	1,633
Premiums ceded	(6,809)	(8,277)	(12,928)	(19,060)

Net premiums written	$48,505	$36,180	$151,356	$103,228

Commercial Lines:
Direct premiums written	$20,132	$18,588	$53,356	$45,340
Premiums assumed	618	193	1,002	743
Premiums ceded	(7,634)	(6,026)	(16,228)	(12,930)

Net premiums written	$13,116	$12,755	$38,130	$33,153

Total:
Direct premiums written	$74,526	$61,768	$215,842	$165,995
Premiums assumed	1,538	1,470	2,800	2,376
Premiums ceded	(14,443)	(14,303)	(29,156)	(31,990)

Net premiums written	$61,621	$48,935	$189,486	$136,381

Direct workers’ compensation and integrated disability premiums written increased by $11.2 million and $41.8 million for the three and six months ended June 30, 2001 primarily due to rate increases and, to a lesser extent, an increase in the level of workers’ compensation risks underwritten. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $1.5 million and $8.0 million for the three and six months ended June 30, 2001, compared to the same periods in 2000, primarily due to rate increases for commercial auto and commercial multi-peril lines.

The change in premiums ceded reflects decreases of $1.5 million and $6.1 million in premiums ceded for workers’ compensation for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000. This was a result of The PMA Insurance Group increasing its net retention by adding a deductible limit of approximately $10 million to its workers’ compensation reinsurance program, effective January 1, 2001. Offsetting these decreases were higher premiums ceded for Commercial Lines of $1.6 million and $3.3 million, as a result of the increase in direct premiums written.

Net premiums earned increased 20% and 29% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Loss and LAE ratio	73.7%	74.0%	73.6%	73.8%

Expense ratio:
Acquisition expenses	17.7%	18.0%	17.6%	18.4%
Operating expenses(1)	11.4%	9.6%	10.5%	10.3%

Total expense ratio	29.1%	27.6%	28.1%	28.7%

Policyholders' dividend ratio	3.3%	6.4%	4.2%	7.2%

GAAP combined ratio (1)(2)(3)	106.1%	108.0%	105.9%	109.7%

(1) The expense ratio and the combined ratio exclude $2.0 million and $4.1 million for the three and six months ended June 30, 2001, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2000, respectively, for direct expenses related to service revenues, which are not included in premiums earned.
(2) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.
(3) The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 110.2% and 111.5% for the three and six months ended June 30, 2000, respectively.

The loss and LAE ratios for the three and six months ended June 30, 2001, were essentially level with the same periods last year. The PMA Insurance Group did not experience any prior year development for the three months ended June 30, 2001, and favorable prior year development was $214,000 for the six months ended June 30, 2001. Favorable prior year development was $2.2 million and $2.7 million for the same periods in 2000. The favorable prior year development in both years reflects better than expected loss experience from rent-a-captive workers’ compensation business; the 2000 year also reflects better than expected loss experience from loss-sensitive workers’ compensation business. Policyholders’ dividends for rent-a-captive business and premium adjustments for loss-sensitive business have substantially offset this favorable prior year development.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these is referred to as net discount accretion. The setting up of discount exceeded the accretion of discount on prior year reserves by $28,000 and $13,000 for the three and six months ended June 30, 2001, respectively. The accretion of discount on prior year reserves exceeded the setting up of discount by $172,000 and $556,000 for the same periods last year. The decline in net discount accretion reflects the increase in workers’ compensation writings during 2001, compared to 2000, and favorably impacts the loss and LAE ratio by 0.3 points and 0.5 points, respectively.

Overall, the GAAP expense ratio decreased by 0.6 points for the six months ended June 30, 2001, compared to the same period in 2000, due to growth in net premiums earned that outpaced the increase in expenses. The GAAP expense ratio increased by 1.5 points for the three months ended June 30, 2001, compared to the same period in 2000, primarily due to an increase in expenses in the second quarter of 2001.

The policyholders’ dividend ratio was 3.3% and 4.2% for the three and six months ended June 30, 2001, respectively, compared to 6.4% and 7.2% for the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The decreases in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group has sold less business under dividend plans in the three and six months ended June 30, 2001, compared to the same periods in 2000, and has written business under lower paying dividend plans in 2001, compared to 2000.

Net Investment Income

Net investment income was $10.0 million and $19.7 million for the three and six months ended June 30, 2001, compared to $10.6 million and $21.8 million for the same periods in 2000. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Caliber One

Summarized financial results of Caliber One are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net premiums written	$28,117	$(316)	$31,548	$9,358

Net premiums earned	$19,788	$6,470	$20,190	$12,241
Net investment income	666	793	1,353	1,997

Operating revenues	20,454	7,263	21,543	14,238

Losses and LAE	15,470	6,881	37,332	13,100
Acquisition and operating expenses	4,927	900	6,467	3,929

Total losses and expenses	20,397	7,781	43,799	17,029

Pre-tax operating income (loss)	$57	$(518)	$(22,256)	$(2,791)

Caliber One recorded pre-tax operating income of $57,000 for the three months ended June 30, 2001, and a pre-tax operating loss of $22.3 million for the six months ended June 30, 2001, compared to pre-tax operating losses of $518,000 and $2.8 million for the same periods in 2000. The improvement in pre-tax operating results for the three months ended June 30, 2001, compared to the same period last year, primarily reflects a lower underwriting loss. The increase in pre-tax operating losses for the six months ended June 30, 2001, compared to the same period in 2000, reflects higher underwriting losses recorded in the first quarter of 2001, including $17.8 million of net unfavorable prior year loss development in the 1999 and 2000 accident years.

Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Gross premiums written:
Property	$15,797	$10,898	$36,758	$21,545
Products liability	7,346	7,031	12,537	12,493
General liability	5,486	2,584	9,997	5,894
Professional liability	845	(2,163)	1,580	8,454
Other liability	1,938	5,618	3,266	8,790

Total	$31,412	$23,968	$64,138	$57,176

Net premiums written:
Property	$13,450	$535	$20,985	$3,941
Products liability	3,732	2,050	4,547	6,068
General liability	2,246	487	4,026	797
Professional liability	7,870	(5,049)	340	(4,203)
Other liability	819	1,661	1,650	2,755

Total	$28,117	$(316)	$31,548	$9,358

Gross premiums written increased $7.4 million and $7.0 million for the three and six months ended June 30, 2001, compared to the same periods last year. Gross premiums written in 2001 reflect growth in property and certain classes of liability lines of business due to growth in policy volume as well as rate increases, offset by the Company’s decision in 2000 to exit from certain segments of the professional liability line of business, primarily the nursing homes class, and from certain commercial automobile lines of business (included in “Other liability” in the table above). Mid-term policy cancellations in the nursing homes class of business also impacted premiums written for the professional liability line of business in 2000.

Net premiums written increased $28.4 million and $22.2 million in the three and six months ended June 30, 2001, respectively, compared to the same periods last year. Net premiums written in 2000 included substantial ceded premiums related primarily to professional liability, commercial automobile and property catastrophe exposures. Net property premiums written increased $12.9 million and $17.0 million for the three and six months ended June 30, 2001, respectively, compared to the same periods last year, reflecting a reduction of $8.2 million in premiums ceded in the second quarter of 2001 as a result of a change in reinsurance structure. Net premiums written for the professional liability line of business for the second quarter of 2001 include an adjustment of $7.5 million for the re-estimation of premium cessions in 2001, which increased net premiums written.

Effective July 1, 2001, Caliber One changed its property reinsurance protection from a pro rata structure with a limit of $5.0 million and a retention of $500,000, to an excess of loss structure with a limit of $2.5 million and a retention of $500,000 per risk and per occurrence. The Company purchases facultative reinsurance for exposures in excess of these limits up to a maximum capacity of $25.0 million.

Net premiums earned increased $13.3 million and $7.9 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Loss and LAE ratio	78.2%	106.4%	184.9%	107.0%

Expense ratio:
Acquisition expenses	15.4%	-20.6%	12.8%	-3.3%
Operating expenses	9.5%	34.5%	19.2%	35.4%

Total expense ratio	24.9%	13.9%	32.0%	32.1%

GAAP combined ratio	103.1%	120.3%	216.9%	139.1%

Caliber One’s incurred losses and LAE were $15.5 million and $37.3 million for the three and six months ended June 30, 2001, respectively. The losses and LAE in 2001 include net unfavorable prior year development of $17.8 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract covering the prior year loss development. These losses reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty and property lines of business, primarily professional liability policies for the nursing homes class of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000.

Caliber One’s loss and LAE ratio for the six months ended June 30, 2000 reflects higher than expected losses and LAE in the professional liability, commercial automobile, general liability and property lines of business. The loss and LAE ratio for the three months ended June 30, 2001 reflects improved results in most liability classes of business, partially offset by higher than expected losses in property lines. The loss and LAE ratio for 2000 reflects the ceding of a substantial amount of losses and LAE from the professional liability and commercial automobile lines of business to reinsurers.

Acquisition expenses for the three and six months ended June 30, 2001 increased $4.4 million and $3.0 million, compared to the same periods last year, which reflects higher levels of earned premiums in 2001. In addition, acquisition expenses in the second quarter of 2001 include an adjustment which increased acquisition expenses by $2.3 million for the re-estimation of ceding commissions related to premium cessions in 2001. The acquisition expense ratios for 2000 reflect ceding commissions associated with the reinsurance purchased for professional liability and commercial automobile lines of business.

For the three and six months ended June 30, 2001, operating expenses were $1.9 million and $3.9 million, respectively, which is a decrease of $356,000 and $456,000 compared to the same periods last year, reflecting the substantial completion of Caliber One’s infrastructure development in 2000.

Net Investment Income

Net investment income was $666,000 and $1.4 million for the three and six months ended June 30, 2001, respectively, compared to $793,000 and $2.0 million for the same periods in 2000. The decrease in net investment income for the quarter ended June 30, 2001, compared to the same period last year, is primarily due to lower yield on invested assets. The decrease for the six months ended June 30, 2001, compared to the same period in 2000, is mainly due to an increase in interest charged on funds held reinsurance contracts.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2001, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

See the discussion under Losses and Expenses on page 20 for additional information regarding Caliber One’s first quarter 2001 loss reserve increase.

For additional discussion of loss reserves and reinsurance, see pages 37 to 39 of the Management’s Discussion and Analysis included in the Company’s 2000 Annual Report to Shareholders, as well as pages 14 to 20 of the Company’s Form 10-K for the year ended December 31, 2000.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of the Company’s real estate properties. Corporate and Other recorded a pre-tax operating loss of $4.3 million for the three months ended June 30, 2001 and pre-tax operating income of $98,000 for the six months ended June 30, 2001, compared to pre-tax operating losses of $5.6 million and $10.7 million for the same periods in 2000. During the first quarter of 2001, the Company sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which is recorded in other revenues. Additionally, Corporate and Other benefited from declines of $1.2 million and $2.1 million in interest expense for the three and six months ended June 30, 2001, compared to the same periods last year, due primarily to the $38.0 million paydown of outstanding debt early in the first quarter of 2001.

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

The Company’s domestic insurance subsidiaries’ ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders’ surplus as of the end of the preceding year or (ii) statutory net income for the preceding year, but in no event to exceed statutory unassigned surplus. As of December 31, 2000, approximately $53 million of dividends are available to be paid to PMA Capital from PMA Capital Insurance Company (“PMACIC”) without prior approval of the Pennsylvania Insurance Commissioner during 2001. As of December 31, 2000, The PMA Insurance Group can pay up to $20.1 million in dividends to PMACIC during 2001. Under Delaware law (which is substantially similar to Pennsylvania law with respect to dividends), Caliber One can pay up to $5.5 million in dividends to PMACIC in 2001. Dividends received from subsidiaries were $7.0 million and $14.0 million for the three and six months ended June 30, 2001, respectively, compared to $8.1 million and $12.8 million for the same periods in 2000.

Net tax payments received from subsidiaries were $3.4 million and $6.3 million for the three and six months ended June 30, 2001, compared to $6.8 million and $11.2 million for the same periods in 2000.

The Company had $125.0 million and $163.0 million outstanding under its existing Revolving Credit Facility (“Credit Facility”) at June 30, 2001 and December 31, 2000, respectively. In accordance with the terms of the Credit Facility, the Company repaid $38.0 million on January 2, 2001 thereby reducing the outstanding debt to $125.0 million, which is the maximum amount PMA Capital can borrow under the Credit Facility. The Credit Facility matures as follows: $62.5 million on December 31, 2001 and $62.5 million on December 31, 2002. During the three and six months ended June 30, 2001, the Company incurred $1.8 million and $4.0 million of interest expense, compared to $3.0 million and $6.0 million for same periods in 2000.

In addition to the Credit Facility, the Company maintains a committed facility of $67.5 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company’s insurance subsidiaries. As of June 30, 2001, the Company had $25.2 million outstanding under the Letter of Credit Facility, compared to $40.1 million at December 31, 2000.

The Company paid dividends to shareholders of $2.2 million and $4.5 million, respectively, during the three and six months ended June 30, 2001, compared to $1.9 million and $3.8 million for the same periods last year. Dividends paid to shareholders increased in 2001, compared to 2000, due to an increase in the annual dividend rate to $0.42 from $0.36 commencing with the fourth quarter 2000 dividend payment. Partially offsetting the higher dividend rate were fewer shares outstanding due to share repurchase activities. PMA Capital’s dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $9.5 million in 2001.

The Company repurchased 92,000 shares at a total cost of $1.6 million during the first six months of 2001. Since the inception of its share repurchase program in 1998, PMA Capital has repurchased a total of approximately 3.6 million shares at a cost of $69.1 million, which represents approximately 15% of the outstanding shares. PMA Capital’s remaining share repurchase authorization at June 30, 2001 is $20.9 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

Management believes that the Company’s available sources of funds will provide sufficient liquidity to meet its short-term and long-term obligations. In addition, management currently believes that its existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in its businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in the Company’s business.

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

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company's existing policies and practices for its securities lending program are in conformity with SFAS No. 140, accordingly, the adoption of SFAS No. 140 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain interpretations of the staff of the Securities and Exchange Commission regarding the application of GAAP to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's financial condition, results of operations or liquidity.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of this statement effective January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company’s financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. As of June 30, 2001, the Company had approximately $4.7 million of goodwill, which is included in “other assets” on the Company’s balance sheet. The Company is currently assessing the impact this statement will have on the Company’s financial statements when it is adopted at the beginning of 2002.

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

•	the effect of changes in workers' compensation statutes and their administration;

•	the Company's ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims paying ratings of the Company's insurance subsidiaries;

•	adequacy of reserves for claim liabilities;

•	adverse property and casualty loss development for events the Company insured in prior years;

•	adequacy and collectibility of reinsurance purchased by the Company;

•	severity of natural disasters and other catastrophes;

•	reliance on key management; and

•	other factors disclosed from time to time in the Company’s most recent Forms 10-K, 10-Q and 8-K filed by the Company with the Securities and Exchange Commission.

Investors should not place undue reliance on any such forward-looking statements. Unless otherwise stated, the Company disclaims any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2001 Annual Meeting of Shareholders (“Annual Meeting”) was held on April 20, 2001. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect five nominees as members of the Company’s Board of Directors to serve for terms expiring at the 2004 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Thomas J. Gallen	19,414,842	11,561
Louis N. McCarter III	18,923,042	503,361
John W. Miller, Jr., M.D.	18,972,742	453,661
Edward H. Owlett	18,918,642	507,761
Louis I. Pollock	18,923,042	503,361

2.	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Independent Accountants was approved as follows:

Total Votes
Votes in favor	19,415,867
Votes against	10,536
Abstentions	-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 27.

(b) Report on Form 8-K filed during the quarter ended June 30, 2001:

During the quarterly period ended June 30, 2001, the Company filed the following Report on Form 8-K:

–

dated May 2, 2001, Items 5 and 9 – containing a news release regarding its first quarter 2001 results and informing investors that its First Quarter 2001 Statistical Supplement is available on its website.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 10, 2001	By: /s/ Francis W. McDonnell

Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Description of 2001 stock appreciation rights grants	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith