Form 10-Q/A
period 2001-06-30
PMA CAPITAL CORP
filed 2001-08-21
CIK 1041665

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
FOR THE QUARTER ENDED JUNE 30, 2001.

The undersigned registrant hereby amends ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 for the sole purpose of filing Exhibits 3.1 and 3.2, which were inadvertently not included in the original filing of the Form 10-Q.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index below.

(b) Report on Form 8-K filed during the quarter ended June 30, 2001:

During the quarterly period ended June 30, 2001, the Company filed the following Report on Form 8-K:

–

dated May 2, 2001, Items 5 and 9 — containing a news release regarding its first quarter 2001 results and informing investors that its First Quarter 2001 Statistical Supplement is available on its website.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 21, 2001	By: /s/ Francis W. McDonnell

Francis W. McDonnell,
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Articles of Incorporation	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith