Form 10-Q
period 2001-09-30
PMA CAPITAL CORP
filed 2001-11-07
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

(215) 665-5046
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 21,375,006 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 31, 2001.

Part I. Financial Information

Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of September 30, 2001	As of December 31, 2000

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2001 - $1,437,327; 2000 - $1,507,667)	$1,464,049	$1,485,308
Short-term investments, at amortized cost which approximates fair value	417,953	341,641

Total investments	1,882,002	1,826,949
Cash	24,246	5,604
Accrued investment income	24,841	20,867
Premiums receivable (net of valuation allowance:
2001 - $13,898; 2000 - $16,630)	316,255	299,342
Reinsurance receivables (net of valuation allowance:
2001 - $4,378; 2000 - $4,328)	1,161,784	933,889
Deferred income taxes, net	79,210	89,011
Deferred acquisition costs	64,502	48,522
Funds held by reinsureds	127,003	73,999
Other assets	151,880	171,223

Total assets	$3,831,723	$3,469,406

Liabilities:
Unpaid losses and loss adjustment expenses	$2,271,910	$2,053,138
Unearned premiums	309,952	269,734
Long-term debt	125,000	163,000
Accounts payable, accrued expenses and other liabilities	206,540	207,211
Funds held under reinsurance treaties	212,862	173,762
Dividends to policyholders	16,592	17,246
Payable under securities loan agreements	226,053	145,269

Total liabilities	3,368,909	3,029,360

Commitments and contingencies (Note 7)
Shareholders’ Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2001 - 24,442,945 shares issued and 21,465,006 outstanding
2000 - 24,442,945 shares issued and 21,573,316 outstanding)	122,214	122,214
Additional paid-in capital	339	339
Retained earnings	377,549	384,694
Accumulated other comprehensive income (loss)	17,404	(14,373)
Notes receivable from officers	(157)	(56)
Treasury stock, at cost (shares: 2001 - 2,977,939 and 2000 - 2,869,629)	(54,535)	(52,772)

Total shareholders’ equity	462,814	440,046

Total liabilities and shareholders’ equity	$3,831,723	$3,469,406

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2001	2000	2001	2000

Revenues:
Net premiums written	$202,541	$140,950	$572,295	$427,791
Change in net unearned premiums	(18,379)	(18,923)	(43,462)	(34,739)

Net premiums earned	184,162	122,027	528,833	393,052
Net investment income	21,338	22,369	65,714	76,061
Net realized investment gains	1,347	5,997	6,659	4,068
Other revenues	3,308	3,087	19,623	9,748

Total revenues	210,155	153,480	620,829	482,929

Losses and expenses:
Losses and loss adjustment expenses	169,075	135,685	457,570	340,166
Acquisition expenses	36,659	29,998	101,470	83,382
Operating expenses	20,341	18,099	59,767	52,059
Dividends to policyholders	3,619	5,870	10,413	14,907
Interest expense	1,395	2,817	5,366	8,858

Total losses and expenses	231,089	192,469	634,586	499,372

Loss before income taxes	(20,934)	(38,989)	(13,757)	(16,443)

Income tax expense (benefit):
Current	(7,529)	(4,915)	(6,937)	617
Deferred	245	(8,712)	(7,301)	(6,216)

Total	(7,284)	(13,627)	(14,238)	(5,599)

Net income (loss)	$(13,650)	$(25,362)	$481	$(10,844)

Net income (loss) per share:
Basic	$(0.63)	$(1.17)	$0.02	$(0.49)
Diluted	$(0.63)	$(1.17)	$0.02	$(0.49)

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000

Cash flows from operating activities:
Net income (loss)	$481	$(10,844)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax benefit	(7,301)	(6,216)
Net realized investment gains	(6,659)	(4,068)
Gain on sale of real estate	(9,763)	-
Change in:
Premiums receivable and unearned premiums, net	23,305	8,919
Dividends to policyholders	(654)	3,035
Reinsurance receivables	(227,895)	(190,526)
Unpaid losses and loss adjustment expenses	218,772	102,990
Funds held, net	(13,904)	17,386
Accrued investment income	(3,974)	(52)
Deferred acquisition costs	(15,980)	(6,308)
Accounts payable, accrued expenses and other liabilities	27,847	31,800
Other, net	(84)	(1,196)

Net cash flows used in operating activities	(15,809)	(55,080)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(845,216)	(362,736)
Maturities or calls	233,932	97,955
Sales	677,743	362,097
Equity securities:
Purchases	-	(39,356)
Sales	-	51,667
Net sales (purchases) of short-term investments	7,226	(54,283)
Proceeds from sale of real estate	14,401	-
Other, net	(6,139)	(9,351)

Net cash flows provided by investing activities	81,947	45,993

Cash flows from financing activities:
Dividends paid to shareholders	(6,779)	(5,749)
Proceeds from exercise of stock options	1,113	2,325
Purchase of treasury stock	(3,729)	(16,917)
Repayments of long-term debt	(38,000)	-
Net issuance of notes receivable from officers	(101)	-

Net cash flows used in financing activities	(47,496)	(20,341)

Net increase (decrease) in cash	18,642	(29,428)
Cash - beginning of period	5,604	84,261

Cash - end of period	$24,246	$54,833

Supplementary cash flow information:
Income taxes paid (refunded)	$(8,250)	$7,300
Interest paid	$5,822	$8,845

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net income (loss)	$(13,650)	$(25,362)	$481	$(10,844)

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during the period	25,018	19,545	36,234	22,910
Less: reclassification adjustment for gains
included in net income (loss) (net of
tax expense: $471 and $2,099 for three
months ended September 30, 2001 and
2000; $2,331 and $1,424 for nine months
ended September 30, 2001 and 2000)	(876)	(3,898)	(4,328)	(2,644)

Total unrealized gain on securities	24,142	15,647	31,906	20,266
Foreign currency translation gain (loss), net of tax
expense (benefit): $221 and $0 for three months ended
September 30, 2001 and 2000; ($70) and $0 for nine
months ended September 30, 2001 and 2000	411	-	(129)	-

Other comprehensive income, net of tax	24,553	15,647	31,777	20,266

Comprehensive income (loss)	$10,903	$(9,715)	$32,258	$9,422

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company’s existing policies and practices for its securities lending program are in conformity with SFAS No. 140. Accordingly, the adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of this statement effective January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company’s financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. As of September 30, 2001, the Company had approximately $4.5 million of goodwill, which is included in “other assets” on the Company’s balance sheet. The Company is currently assessing the impact this statement will have on the Company’s financial statements when it is adopted at the beginning of 2002.

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

For the three and nine months ended September 30, 2001, PMA Re’s pre-tax results were adversely impacted by approximately $30 million as a result of losses from the September 11th terrorist attack on the World Trade Center. The pre-tax charge of approximately $30 million consists of total assumed losses of approximately $130 million, which is before (1) reinsurance recoveries, (2) additional premiums due to PMA Re’s retrocessionaires, and (3) additional premiums due to PMA Re on its assumed business. Of these losses, approximately 75% were property losses, primarily from property excess of loss and property catastrophe coverages. The remaining 25% were casualty losses, primarily from umbrella coverages and, to a lesser extent, workers’ compensation coverages. PMA Re expects to recover approximately $70 million of its total loss from its retrocessionaires under existing retrocessional contracts after deducting additional ceded premiums of approximately $40 million due to the retrocessionaires. In addition, PMA Re expects to collect approximately $30 million of additional premiums from its ceding companies under contractual provisions of their assumed reinsurance contracts. Caliber One’s net losses and LAE for the three and nine months ended September 30, 2001, include approximately $1 million of net property losses related to the September 11th terrorist attack on the World Trade Center, net of $9 million of ceded losses. All of our expected reinsurance recoveries are from reinsurers and retrocessionaires rated “A-” or better by nationally recognized insurance rating agencies, and/or are secured by collateral, such as letters of credit or funds held. Accordingly, we expect all recoverables to be fully collectible. These estimates are based on our analysis to date of known exposures and may need to be increased as more information becomes available. It is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack.

During 2001, Caliber One reported net unfavorable prior year development of $18.0 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract covering the prior year loss development. This prior year development reflects higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty and property lines of business, primarily professional liability policies for the nursing homes class of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000.

In the third quarter of 2000, PMA Re’s actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss reserves at September 30, 2000 needed to be increased by $83.2 million. The increase in the estimate of gross loss and LAE reserves primarily reflected higher than anticipated losses mainly in the Company’s pro rata business, where PMA Re participates with the insured by agreeing to pay a predetermined percentage of all losses arising under a particular insurance contract of the insured in exchange for the same predetermined percentage of all applicable premiums received under that contract. The concentration of estimated adverse loss development was in PMA Re’s pro rata reinsurance business related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year loss reserve development in the excess of loss general liability line for accident years 1998 and 1999. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re’s retrocessionaires, resulting in an impact on net incurred losses and LAE of $23.2 million. The increase in incurred losses and LAE combined with $35.0 million of ceded premiums and interest on funds held under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re’s operating results.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2001, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Premiums earned:
Direct	$131,701	$115,301	$372,092	$324,821
Assumed	138,933	119,190	351,580	294,554
Ceded	(86,472)	(112,464)	(194,839)	(226,323)

Net	$184,162	$122,027	$528,833	$393,052

Losses and LAE:
Direct	$113,705	$96,369	$343,361	$293,666
Assumed	219,354	151,747	399,592	285,144
Ceded	(163,984)	(112,431)	(285,383)	(238,644)

Net	$169,075	$135,685	$457,570	$340,166

5. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator [net income (loss)] for the basic and diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Denominator:
Basic shares - weighted average shares outstanding	21,518,476	21,736,599	21,514,144	22,018,944
Effect of dilutive stock options	-	-	377,104	-

Total diluted shares	21,518,476	21,736,599	21,891,248	22,018,944

For the three and nine months ended September 30, 2001, the effect of 3.4 million and 922,000 stock options, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine months ended September 30, 2000, the effect of 3.5 million stock options was excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

6. BUSINESS SEGMENTS

The Company’s revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Revenues:
PMA Re	$90,857	$55,527	$278,001	$218,306
The PMA Insurance Group:
Excluding Run-off Operations	104,352	81,254	291,064	233,009
Run-off Operations (1)	-	1,033	-	3,197

Total	104,352	82,287	291,064	236,206
Caliber One	13,761	9,454	35,304	23,692
Corporate and Other	(162)	215	9,801	657
Net realized investment gains	1,347	5,997	6,659	4,068

Total revenues	$210,155	$153,480	$620,829	$482,929

Components of pre-tax operating
loss (2) and net income (loss):
PMA Re	$(24,656)	$(40,377)	$(12,123)	$(13,615)
The PMA Insurance Group:
Excluding Run-off Operations	6,001	5,307	17,491	16,650
Run-off Operations (1)	-	(159)	-	(284)

Total	6,001	5,148	17,491	16,366
Caliber One	50	(4,239)	(22,206)	(7,030)
Corporate and Other	(3,676)	(5,518)	(3,578)	(16,232)

Pre-tax operating loss	(22,281)	(44,986)	(20,416)	(20,511)
Net realized investment gains	1,347	5,997	6,659	4,068

Loss before income taxes	(20,934)	(38,989)	(13,757)	(16,443)
Income tax benefit	(7,284)	(13,627)	(14,238)	(5,599)

Net income (loss)	$(13,650)	$(25,362)	$481	$(10,844)

(1) Effective December 31, 2000, substantially all of the remaining assets and liabilities of the Run-off Operations were transferred to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off Operations.

(2) Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. Pre-tax operating income (loss) is defined as income (loss) from continuing operations before income taxes, excluding net realized investment gains and losses. The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at September 30, 2001.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of PMA Capital’s financial condition as of September 30, 2001, compared with December 31, 2000, and the results of operations of PMA Capital for the three and nine months ended September 30, 2001, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in PMA Capital’s 2000 Annual Report to Shareholders (pages 28 through 44), to which the reader is directed for additional information. The term “SAP” refers to the statutory accounting practices prescribed or permitted by applicable state insurance departments and the term “GAAP” refers to generally accepted accounting principles.

Consolidated Results of Operations

The major components of operating revenues, pre-tax operating income (loss) and net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Operating revenues:
Net premiums written	$202,541	$140,950	$572,295	$427,791

Net premiums earned	$184,162	$122,027	$528,833	$393,052
Net investment income	21,338	22,369	65,714	76,061
Other revenues	3,308	3,087	19,623	9,748

Total operating revenues	$208,808	$147,483	$614,170	$478,861

Components of pre-tax operating
loss(1) and net income (loss):
PMA Re	$(24,656)	$(40,377)	$(12,123)	$(13,615)
The PMA Insurance Group:
Excluding Run-off Operations	6,001	5,307	17,491	16,650
Run-off Operations (2)	-	(159)	-	(284)

Total	6,001	5,148	17,491	16,366
Caliber One	50	(4,239)	(22,206)	(7,030)
Corporate and Other	(3,676)	(5,518)	(3,578)	(16,232)

Pre-tax operating loss	(22,281)	(44,986)	(20,416)	(20,511)
Net realized investment gains	1,347	5,997	6,659	4,068

Loss before income taxes	(20,934)	(38,989)	(13,757)	(16,443)
Income tax benefit	(7,284)	(13,627)	(14,238)	(5,599)

Net income (loss)	$(13,650)	$(25,362)	$481	$(10,844)

(1) Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. Pre-tax operating income (loss) is defined as income (loss) from continuing operations before income taxes, excluding net realized investment gains and losses. The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

(2) Effective December 31, 2000, substantially all of the remaining assets and liabilities of the Run-off Operations were transferred to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off Operations.

Consolidated operating revenues for the three and nine months ended September 30, 2001, were $208.8 million and $614.2 million, respectively, compared to $147.5 million and $478.9 million for the same periods last year. The increases in operating revenues primarily reflect higher net premiums earned for all three business segments and the first quarter 2001 gain on the sale of certain real estate properties (included in Other Revenues), partially offset by lower net investment income primarily at The PMA Insurance Group.

Operating income (loss) is one of the primary performance measures the Company uses to monitor and assess the performance of its insurance operations. Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. The Company recorded pre-tax operating losses of $22.3 million and $20.4 million and after-tax operating losses of $14.5 million and $3.8 million for the three and nine months ended September 30, 2001, respectively. The third quarter and nine months results include a charge of approximately $30 million pre-tax ($20 million after-tax) relating to losses resulting from the attack on the World Trade Center. In addition, the nine months ended September 30, 2001 include losses of $18.0 million pre-tax ($11.7 million after-tax) due to higher than expected losses at Caliber One, partially offset by a pre-tax gain of $9.8 million on the sale of certain real estate properties recorded in Corporate and Other. The after-tax operating loss for the nine months ended September 30, 2001 also includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of the Company’s 1996 tax return.

The Company recorded pre-tax operating losses of $45.0 million and $20.5 million and after-tax operating losses of $29.3 million and $13.5 million for the three and nine months ended September 30, 2000, respectively. The results for the third quarter and first nine months of 2000 include a charge of approximately $60 million pre-tax ($40 million after-tax) for higher than expected losses and loss adjustment expenses (“LAE”) in certain lines of business written by PMA Re. To a lesser extent, the losses for 2000 also reflect higher losses from certain lines of business written by Caliber One.

The Company recorded a net loss of $13.7 million for the three months ended September 30, 2001, and net income of $481,000 for the nine months ended September 30, 2001, compared to net losses of $25.4 million and $10.8 million for the same periods last year. Net income includes after-tax gains and losses on the sale of investments. Throughout 2000 and into 2001, the Company shifted the mix of its invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance the portfolio’s yield. As a result of investment sales pursuant to this strategy and given the declining interest rates in 2001, PMA Capital recorded $876,000 and $4.3 million of after-tax net realized investment gains in the three and nine months ended September 30, 2001, respectively. After-tax net realized investment gains of $3.9 million and $2.6 million were recognized in the three and nine months ended September 30, 2000, respectively, and reflect gains from the sale of equity securities, which had reached the Company’s targeted exit price level.

Impact on Results from the September 11th Attack on the World Trade Center

For the three and nine months ended September 30, 2001, PMA Re’s pre-tax results were adversely impacted by approximately $30 million as a result of losses from the September 11th terrorist attack on the World Trade Center. The pre-tax charge of approximately $30 million consists of total assumed losses of approximately $130 million, which is before (1) reinsurance recoveries, (2) additional premiums due to PMA Re’s retrocessionaires, and (3) additional premiums due to PMA Re on its assumed business. Of these losses, approximately 75% were property losses, primarily from property excess of loss and property catastrophe coverages. The remaining 25% were casualty losses, primarily from umbrella coverages and, to a lesser extent, workers’ compensation coverages. PMA Re expects to recover approximately $70 million of its total loss from its retrocessionaires under existing retrocessional contracts after deducting additional ceded premiums of approximately $40 million due to the retrocessionaires. In addition, PMA Re expects to collect approximately $30 million of additional premiums from its ceding companies under contractual provisions of their assumed reinsurance contracts. Caliber One’s net losses and LAE for the three and nine months ended September 30, 2001, include approximately $1 million of net property losses related to the September 11th terrorist attack on the World Trade Center, net of $9 million of ceded losses. All of our expected reinsurance recoveries are from reinsurers and retrocessionaires rated “A-” or better by nationally recognized insurance rating agencies, and/or are secured by collateral, such as letters of credit or funds held. Accordingly, we expect all recoverables to be fully collectible. These estimates are based on our analysis to date of known exposures and may need to be increased as more information becomes available. It is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack.

Following the attack on the World Trade Center, the insurance rating agencies placed the financial strength rating of many insurance and reinsurance companies under review. Specifically, A.M. Best, Standard & Poor’s and Moody’s placed the financial strength rating of PMA Capital Insurance Company under review with developing implications, on credit watch with negative implications, and under review, respectively. In addition, because Standard & Poor’s rating also covers the insurance subsidiaries through which The PMA Insurance Group underwrites its business, the financial strength rating of those subsidiaries was also placed on credit watch with negative implications. Depending upon the outcome of a further review of our business by A.M. Best, Standard & Poor’s and Moody’s, a downgrade of our ratings is possible. However, we believe that our estimate of losses due to the attack on the World Trade Center is reasonable. This estimate represents only 4% of statutory surplus as of September 30, 2001.

In the aftermath of the September 11th terrorist attack, the Bush Administration and Congress have been discussing various proposals that would make the federal government share in a portion of any future terrorism losses in the property and casualty industry. The exact nature, extent and duration of the government’s participation have not been determined. Because legislation is still being discussed and we do not know the form that the final legislation, if any, will take, we cannot predict the effect that this legislation will have on us or our operating results.

Business Outlook

Based on management’s current expectations, the estimated range of consolidated after-tax operating earnings for 2001 is between $0.05 and $0.10 per diluted share, assuming no changes in our World Trade Center loss estimate or our loss estimates related to our other insurance businesses.

Management currently expects improved earnings in 2002, compared to 2001, resulting in part from the rate increases achieved in all three of PMA Capital’s specialty insurance businesses. So far in 2001, the Company has experienced substantial price increases across all of its specialty insurance businesses with premiums on PMA Re’s renewed business rising approximately 30%. The Company is seeing average price increases (weighted by premium volume) of 15% for the workers’ compensation business and 25% for other commercial lines business written by The PMA Insurance Group and 25% for excess and surplus lines business written by Caliber One.

As a result of the events of September 11th, we expect an acceleration of the improvement in pricing and terms already seen throughout the U.S. property and casualty insurance and reinsurance markets. This has been confirmed by publicly available industry information and our experience in the current market. For business renewing in 2002, securities analysts have stated publicly that they expect price increases of 30% to 50% in the reinsurance market and 20% to 30% in the primary commercial insurance market. In 2002, we expect price increases in all of our insurance businesses to be generally in line with the industry. We believe that all of our businesses are favorably positioned to take advantage of the improving conditions in these markets.

We expect the beneficial impact of these price increases to be reflected in our financial results over time. We implement price increases as business is renewed, which generally takes one year for our entire book of business. Further, we recognize increased premiums on particular risks as the premium is earned, generally over the course of the year after the policy is renewed.

These statements are forward-looking, and actual results may differ materially from management’s current expectations, as a result of the factors described in the cautionary statements accompanying the forward-looking statements, the additional Cautionary Statements on page 27, and other factors.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net premiums written	$104,902	$51,154	$254,025	$192,747

Net premiums earned	$79,970	$45,696	$243,278	$180,189
Net investment income	10,887	9,831	34,723	38,117

Operating revenues	90,857	55,527	278,001	218,306

Losses and LAE	91,082	73,782	223,298	171,704
Acquisition and operating expenses	24,431	22,122	66,826	60,217

Total losses and expenses	115,513	95,904	290,124	231,921

Pre-tax operating loss	$(24,656)	$(40,377)	$(12,123)	$(13,615)

PMA Re recorded pre-tax operating losses of $24.7 million and $12.1 million for the three and nine months ended September 30, 2001, respectively, compared to pre-tax operating losses of $40.4 million and $13.6 million for the same periods in 2000. The operating losses in the third quarter and nine months ended September 30, 2001 include a pre-tax charge of approximately $30 million relating to the effects of the losses caused by the attack on the World Trade Center. The operating losses in the third quarter and first nine months of 2000 include a pre-tax charge of approximately $60 million relating to the effects of higher than expected losses and LAE.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Business Unit:
Finite Risk and Financial Products	$105,424	$34,685	$196,215	$87,085
Traditional - Treaty	37,325	70,504	117,838	165,141
Specialty - Treaty	8,848	12,116	19,898	40,301
Facultative	8,230	4,172	18,173	8,131

Total	$159,827	$121,477	$352,124	$300,658

Major Lines of Business:
Casualty lines	$78,564	$81,086	$187,830	$203,718
Property lines	75,534	38,621	157,747	93,849
Other lines	5,729	1,770	6,547	3,091

Total	$159,827	$121,477	$352,124	$300,658

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Business Unit:
Finite Risk and Financial Products	$83,904	$29,564	$164,532	$76,574
Traditional - Treaty	14,408	26,039	71,771	96,253
Specialty - Treaty	3,983	(6,204)	12,347	16,046
Facultative	2,607	1,755	5,375	3,874

Total	$104,902	$51,154	$254,025	$192,747

Major Lines of Business:
Casualty lines	$33,929	$22,224	$108,965	$114,863
Property lines	65,442	27,537	138,715	75,198
Other lines	5,531	1,393	6,345	2,686

Total	$104,902	$51,154	$254,025	$192,747

Net premiums written increased by $53.7 million and $61.3 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The World Trade Center attack had a negative effect on net premiums written for the three and nine months ended September 30, 2001. Contractual provisions under certain of PMA Re’s assumed business in the Finite Risk and Financial Products unit provided for approximately $30 million of additional premium due because losses were ceded to PMA Re under the terms of these contracts. Offsetting these additional premiums were approximately $40 million of ceded premiums payable by PMA Re to its retrocessionaires because PMA Re ceded a portion of its gross losses incurred to these retrocessionaires. Net premiums written for the three and nine months ended September 30, 2000 reflect ceded premiums of $35 million on existing retrocessional contracts covering the higher than expected losses and LAE recognized in the third quarter of 2000.

Excluding the effects of these items, net premiums written would have increased by 35% and 16% for the three and nine month periods ended September 30, 2001, compared to the same periods in 2000. The Finite Risk and Financial Products unit continues to achieve growth in both property and casualty lines by providing non-traditional reinsurance coverages mostly to small- and medium-sized insurers. PMA Re continues its efforts to obtain price increases across all segments of its business. However, premium growth has been constrained by lower premiums from the Specialty and Traditional units, primarily in casualty lines of business, where approximately 30% of the beginning in-force business was non-renewed during the first nine months of 2001, largely reflecting PMA Re’s decision to non-renew accounts that did not meet its pricing guidelines.

Net premiums earned increased 75% and 35% for the three and nine months ended September 30, 2001, respectively, compared to the same periods last year. After adjusting for the impact of the additional assumed and ceded premiums discussed above, net premiums earned increased 13% and 18%, respectively, for the three and nine month periods ended September 30, 2001, compared to the same periods last year. Traditionally, trends in net premiums earned follow patterns similar to net premiums written, with premiums being earned principally on a pro rata basis over the coverage periods of the underlying policies.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Loss and LAE ratio	113.9%	161.5%	91.8%	95.3%

Expense ratio:
Acquisition expenses	22.5%	39.7%	21.3%	27.2%
Operating expenses	8.1%	8.7%	6.2%	6.2%

Total expense ratio	30.6%	48.4%	27.5%	33.4%

GAAP combined ratio(1)	144.5%	209.9%	119.3%	128.7%

(1) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re’s combined ratios and the individual components of the combined ratio have been impacted by the unfavorable loss activity related to the World Trade Center attack. Excluding the impact of the attack, PMA Re’s loss and LAE ratio was 81.4% and 81.1%, and the combined ratio was 108.2% and 107.3% for the three and nine months ended September 30, 2001, respectively. For additional information, see “Impact on Results from the September 11th Attack on the World Trade Center” on page 12.

The loss and LAE ratios for the three and nine months ended September 30, 2000 were impacted by higher than expected losses and LAE in certain lines of business at PMA Re. In the third quarter of 2000, PMA Re’s actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss reserves at September 30, 2000 needed to be increased by $83.2 million.

The increase in the estimate of gross loss and LAE reserves primarily reflected higher than anticipated losses mainly in the Company’s pro rata business, where PMA Re participates with the insured by agreeing to pay a pre-determined percentage of all losses arising under a particular insurance contract of the insured in exchange for the same pre-determined percentage of all applicable premiums received under that contract. The concentration of estimated adverse loss development was in PMA Re’s pro rata reinsurance business related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year loss reserve development (“prior year development”) in the excess of loss general liability line for accident years 1998 and 1999. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re’s retrocessionaires, resulting in an impact on net incurred losses and LAE of $23.2 million for the third quarter and nine months ended September 30, 2000. The increase in incurred losses and LAE, combined with $35.0 million of ceded premiums and interest on funds held under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re’s operating results.

Net premiums earned, which are used in calculating the components of the expense ratio, were adversely impacted by the attack on the World Trade Center in 2001 and the higher than expected losses in 2000. Excluding the effect of these items, the acquisition expense ratio decreased 2.8 points and 2.5 points, and the operating expense ratio increased 2.2 points and 0.7 points for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The lower acquisition expense ratios are primarily due to the shift in business towards Finite Risk and Financial Products business, which generates a lower acquisition expense ratio than traditional treaty business. The increases in the operating expense ratio are due to higher operating expenses that outpaced premium growth.

Net Investment Income

Net investment income increased $1.1 million and decreased $3.4 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The improvement for the quarter ended September 30, 2001 was due to an increase in interest on funds held on certain assumed Finite Risk and Financial Products contracts and higher average invested assets, partially offset by lower invested asset yields. The decrease in net investment income for the first nine months of 2001, compared to 2000, is primarily due to lower invested asset yields.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

The PMA Insurance Group
Net premiums written	$89,316	$86,574	$278,802	$222,955

Net premiums earned	$91,301	$68,128	$252,877	$192,910
Net investment income	9,989	11,632	29,671	35,564
Other revenues	3,062	2,527	8,516	7,732

Operating revenues	104,352	82,287	291,064	236,206

Losses and LAE	68,835	50,931	187,782	144,390
Acquisition and operating expenses	25,897	20,338	75,378	60,543
Dividends to policyholders	3,619	5,870	10,413	14,907

Total losses and expenses	98,351	77,139	273,573	219,840

Pre-tax operating income	$6,001	$5,148	$17,491	$16,366

The PMA Insurance Group
Excluding Run-off Operations(1)
Net premiums written	$89,316	$86,574	$278,802	$222,955

Net premiums earned	$91,301	$68,128	$252,877	$192,910
Net investment income	9,989	10,599	29,671	32,367
Other revenues	3,062	2,527	8,516	7,732

Operating revenues	104,352	81,254	291,064	233,009

Losses and LAE	68,835	50,264	187,782	142,332
Acquisition and operating expenses	25,897	19,813	75,378	59,120
Dividends to policyholders	3,619	5,870	10,413	14,907

Total losses and expenses	98,351	75,947	273,573	216,359

Pre-tax operating income	$6,001	$5,307	$17,491	$16,650

(1) Run-off operations (“Run-off operations”) of The PMA Insurance Group reinsured certain obligations primarily associated with workers’ compensation claims written by The PMA Insurance Group’s Pooled Companies for the years 1991 and prior. For the three and nine months ended September 30, 2000, Run-off operations generated net investment income of $1.0 million and $3.2 million, losses and expenses of $1.2 million and $3.5 million, and pre-tax operating losses of $159,000 and $284,000. Effective December 31, 2000, substantially all of the remaining assets and liabilities of the Run-off operations were transferred to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for the Run-off operations.

Pre-tax operating income for The PMA Insurance Group was $6.0 million and $17.5 million for the three and nine months ended September 30, 2001, compared to $5.1 million and $16.4 million for the same periods in 2000. The increases in operating income were primarily due to improved underwriting results reflecting premium growth that outpaced higher losses and expenses, and lower dividends to policyholders. The improvement in underwriting results was partially offset by lower net investment income.

The PMA Insurance Group Excluding Run-off Operations

Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Workers’ compensation and integrated disability:
Direct premiums written	$79,869	$82,534	$242,355	$203,189
Premiums assumed	2,528	952	4,326	2,585
Premiums ceded	(6,976)	(9,688)	(19,904)	(28,748)

Net premiums written	$75,421	$73,798	$226,777	$177,026

Commercial Lines:
Direct premiums written	$20,893	$19,788	$74,249	$65,129
Premiums assumed	237	268	1,239	1,011
Premiums ceded	(7,235)	(7,280)	(23,463)	(20,211)

Net premiums written	$13,895	$12,776	$52,025	$45,929

Total:
Direct premiums written	$100,762	$102,322	$316,604	$268,318
Premiums assumed	2,765	1,220	5,565	3,596
Premiums ceded	(14,211)	(16,968)	(43,367)	(48,959)

Net premiums written	$89,316	$86,574	$278,802	$222,955

Direct workers’ compensation and integrated disability premiums written increased by $39.2 million for the nine months ended September 30, 2001 primarily due to rate increases and, to a lesser extent, an increase in the level of workers’ compensation risks underwritten. For the three months ended September 30, 2001, direct workers’ compensation and integrated disability premiums written decreased primarily due to a lower volume of new business written. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $1.1 million and $9.1 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000, primarily due to rate increases for commercial auto and commercial multi-peril lines.

The change in premiums ceded reflects decreases of $2.7 million and $8.8 million in premiums ceded for workers’ compensation for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. This was a result of The PMA Insurance Group increasing its net retention by adding a deductible limit of approximately $10 million to its workers’ compensation reinsurance program, effective January 1, 2001. Higher premiums ceded of $3.3 million for Commercial Lines due to an increase in direct premiums written partially offset the decrease in ceded premiums for the nine months ended September 30, 2001.

Net premiums earned increased 34% and 31% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Loss and LAE ratio	75.4%	73.8%	74.3%	73.8%

Expense ratio:
Acquisition expenses	18.0%	17.1%	17.8%	17.9%
Operating expenses(1)	7.6%	9.4%	9.4%	10.0%

Total expense ratio	25.6%	26.5%	27.2%	27.9%
Policyholders’ dividend ratio	4.0%	8.6%	4.1%	7.7%

GAAP combined ratio (1)(2)(3)	105.0%	108.9%	105.6%	109.4%

(1) The expense ratio and the combined ratio exclude $2.5 million and $6.6 million for the three and nine months ended September 30, 2001, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2000, respectively, for direct expenses related to service revenues, which are not included in premiums earned.
(2) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.
(3)The GAAP combined ratios for The PMA Insurance Group including the Run-off Operations were 110.6% and 111.1% for the three and nine months ended September 30, 2000, respectively.

The loss and LAE ratios increased slightly for the three and nine months ended September 30, 2001, compared to the same periods last year. Through the first nine months of 2001, the increase in the loss and LAE ratio reflects a decline in favorable prior year reserve development, partially offset by a decline in net discount accretion and an improved current accident year loss and LAE ratio.

The decline in favorable prior year development resulted in an increase in the loss and LAE ratio of 1.6 points for the nine months ended September 30, 2001, compared to the same period last year. The PMA Insurance Group experienced favorable prior year development for the nine months ended September 30, 2001 and 2000 reflecting better than expected loss experience from rent-a-captive workers’ compensation business. The favorable prior year development in 2000 also reflects better than expected loss experience from loss-sensitive workers’ compensation business. Policyholders’ dividends for rent-a-captive business and premium adjustments for loss-sensitive business have substantially offset this favorable prior year development.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by setting up discount for current year reserves. The net of these is referred to as net discount accretion. The setting up of discount exceeded the accretion of discount on prior year reserves for the nine months ended September 30, 2001, while the accretion of discount on prior year reserves exceeded the setting up of discount for the nine months ended September 30, 2000. The decline in net discount accretion reflects the increase in workers’ compensation writings during 2001, compared to 2000, and favorably impacts the loss and LAE ratio by 0.6 points. For the nine months ended September 30, 2001, the current accident year loss and LAE ratio improved by 0.5 points.

Overall, the GAAP expense ratio decreased slightly for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000, due to growth in net premiums earned that outpaced the increase in expenses.

The policyholders’ dividend ratio declined 4.6 points and 3.6 points for the three and nine months ended September 30, 2001, respectively, compared to the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. These decreases occurred primarily because The PMA Insurance Group has sold less business under dividend plans and has written business under lower paying dividend plans in 2001, compared to 2000.

Net Investment Income

Net investment income was $10.0 million and $29.7 million for the three and nine months ended September 30, 2001, compared to $10.6 million and $32.4 million for the same periods in 2000. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years.

Caliber One

Summarized financial results of Caliber One are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Net premiums written	$8,507	$3,400	$40,055	$12,758

Net premiums earned	$13,075	$8,381	$33,265	$20,622
Net investment income	686	1,073	2,039	3,070

Operating revenues	13,761	9,454	35,304	23,692

Losses and LAE	9,158	10,972	46,490	24,072
Acquisition and operating expenses	4,553	2,721	11,020	6,650

Total losses and expenses	13,711	13,693	57,510	30,722

Pre-tax operating income (loss)	$50	$(4,239)	$(22,206)	$(7,030)

Caliber One recorded pre-tax operating income of $50,000 for the three months ended September 30, 2001, and a pre-tax operating loss of $22.2 million for the nine months ended September 30, 2001, compared to pre-tax operating losses of $4.2 million and $7.0 million for the same periods in 2000. The improvement in pre-tax operating results for the quarter ended September 30, 2001, compared to the same period last year, primarily reflects a lower underwriting loss, partially offset by lower investment income. The increase in pre-tax operating losses for the nine months ended September 30, 2001, compared to the same period in 2000, reflects higher underwriting losses, which included $18.0 million of net unfavorable prior year loss development from the 1999 and 2000 accident years.

Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2001	2000	2001	2000

Gross premiums written:
Property	$13,360	$10,415	$50,118	$31,960
Products liability	5,549	5,175	18,086	17,668
General liability	3,370	2,953	13,367	8,847
Professional liability	2,433	(1,559)	4,013	6,895
Other liability	46	2,486	3,312	11,276

Total	$24,758	$19,470	$88,896	$76,646

Net premiums written:
Property	$3,851	$1,680	$24,836	$5,621
Products liability	2,027	2,651	6,574	8,719
General liability	1,044	1,700	5,070	2,497
Professional liability	1,741	(1,149)	2,081	(5,352)
Other liability	(156)	(1,482)	1,494	1,273

Total	$8,507	$3,400	$40,055	$12,758

Gross premiums written increased $5.3 million and $12.3 million for the three and nine months ended September 30, 2001, compared to the same periods last year. Gross premiums written in 2001 reflect growth in property and certain classes of liability lines of business due to growth in policy volume as well as rate increases, partially offset by the Company’s decision in 2000 to exit from certain segments of the professional liability line of business, primarily the nursing homes class, and from certain commercial automobile lines of business (included in “Other liability” in the table above). Mid-term policy cancellations in the nursing homes class of business also impacted premiums written for the professional liability line of business in 2000.

Net premiums written increased $5.1 million and $27.3 million in the three and nine months ended September 30, 2001, respectively, compared to the same periods last year. Net property premiums written increased $2.2 million and $19.2 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods last year, reflecting growth in policy volume and rate increases. In addition, net premiums written in 2000 included higher levels of ceded premiums related primarily to professional liability, commercial automobile and property catastrophe exposures.

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

Net premiums earned increased $4.7 million and $12.6 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Loss and LAE ratio	70.0%	130.9%	139.8%	116.7%

Expense ratio:
Acquisition expenses	17.1%	2.0%	14.5%	-1.1%
Operating expenses	17.7%	30.5%	18.6%	33.3%

Total expense ratio	34.8%	32.5%	33.1%	32.2%

GAAP combined ratio	104.8%	163.4%	172.9%	148.9%

Caliber One’s incurred losses and LAE were $9.2 million and $46.5 million for the three and nine months ended September 30, 2001, respectively. The losses and LAE for the nine months ended September 30, 2001 include net unfavorable prior year development of $18.0 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract covering the prior year loss development. These losses primarily reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business, and, to a lesser extent, property lines of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000. The loss and LAE ratio for the quarter ended September 30, 2001 reflects improved results in most liability and property lines of business.

For the three and nine months ended September 30, 2000, Caliber One’s loss and LAE ratio reflects higher than expected losses and LAE in the professional liability, commercial automobile, general liability and property lines of business. The loss and LAE ratio for 2000 reflects the ceding of a substantial amount of losses and LAE from the professional liability and commercial automobile lines of business to reinsurers.

Acquisition expenses for the three and nine months ended September 30, 2001 increased $2.1 million and $5.1 million, compared to the same periods last year, which reflects higher levels of earned premiums in 2001 as well as a reduction in ceding commissions. The acquisition expense ratios for 2000 reflect the benefit of ceding commissions on Caliber One’s reinsurance program covering its professional liability and commercial automobile lines of business.

For the three and nine months ended September 30, 2001, operating expenses were $2.3 million and $6.2 million, respectively, which is a decrease of $240,000 and $696,000 compared to the same periods last year, reflecting the substantial completion of Caliber One’s infrastructure development.

Net Investment Income

Net investment income was $686,000 and $2.0 million for the three and nine months ended September 30, 2001, respectively, compared to $1.1 million and $3.1 million for the same periods in 2000. The decreases in net investment income for the quarter and nine months ended September 30, 2001, compared to the same periods last year, are primarily due to lower yields on invested assets and an increase in interest on funds held reinsurance contracts. The decrease for the nine months ended September 30, 2001 is partially offset by an increase in Caliber One’s invested asset base.

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

See the discussion under “Impact on Results from the September 11th Attack on the World Trade Center” on page 12 and “Losses and Expenses” on page 16 for additional information regarding PMA Re’s higher than expected losses and on page 23 for additional information regarding Caliber One’s first quarter 2001 loss reserve increase.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2001. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2001, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 37 to 39 of the Management’s Discussion and Analysis included in the Company’s 2000 Annual Report to Shareholders, as well as pages 14 to 20 of the Company’s Form 10-K for the year ended December 31, 2000.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of the Company’s real estate properties. Corporate and Other recorded pre-tax operating losses of $3.7 million and $3.6 million for the three and nine months ended September 30, 2001, respectively, compared to pre-tax operating losses of $5.5 million and $16.2 million for the same periods in 2000. During the first quarter of 2001, the Company sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which is recorded in other revenues. Additionally, the Corporate and Other segment benefited from declines of $1.4 million and $3.5 million in interest expense for the three and nine months ended September 30, 2001, compared to the same periods last year, due to the $38.0 million paydown of outstanding debt early in the first quarter of 2001 and lower interest rates throughout 2001.

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

The Company’s domestic insurance subsidiaries’ ability to pay dividends to the holding company is limited by the insurance laws and regulations of Pennsylvania. Under Pennsylvania laws and regulations, dividends may not be paid without prior approval of the Pennsylvania Insurance Commissioner in excess of the greater of (i) 10% of policyholders’ surplus as of the end of the preceding year or (ii) statutory net income for the preceding year, but in no event to exceed statutory unassigned surplus. As of December 31, 2000, approximately $53 million of dividends are available to be paid to PMA Capital from PMA Capital Insurance Company (“PMACIC”) without prior approval of the Pennsylvania Insurance Commissioner during 2001. As of December 31, 2000, The PMA Insurance Group can pay up to $20.1 million in dividends to PMACIC during 2001. Under Delaware law (which is substantially similar to Pennsylvania law with respect to dividends), Caliber One can pay up to $5.5 million in dividends to PMACIC in 2001. Dividends received from subsidiaries were $7.0 million and $21.0 million for the three and nine months ended September 30, 2001, respectively, compared to $9.8 million and $22.6 million for the same periods in 2000.

Net tax payments received from (refunded to) subsidiaries were $787,000 and $7.0 million for the three and nine months ended September 30, 2001, compared to $(6.7) million and $4.4 million for the same periods in 2000.

The Company had $125.0 million and $163.0 million outstanding under its existing Revolving Credit Facility (“Credit Facility”) at September 30, 2001 and December 31, 2000, respectively. In accordance with the terms of the Credit Facility, the Company repaid $38.0 million on January 2, 2001 thereby reducing the outstanding debt to $125.0 million, which is the maximum amount PMA Capital can borrow under the Credit Facility. The Credit Facility matures as follows: $62.5 million on December 31, 2001 and $62.5 million on December 31, 2002. During the three and nine months ended September 30, 2001, the Company incurred $1.4 million and $5.4 million of interest expense, compared to $2.8 million and $8.9 million for same periods in 2000.

In addition to the Credit Facility, the Company maintains a committed facility of $67.5 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of the Company’s insurance subsidiaries. As of September 30, 2001, the Company had $25.1 million outstanding under the Letter of Credit Facility, compared to $40.1 million at December 31, 2000.

The Company paid dividends to shareholders of $2.3 million and $6.8 million, respectively, during the three and nine months ended September 30, 2001, compared to $2.0 million and $5.7 million for the same periods last year. Dividends paid to shareholders increased in 2001, compared to 2000, due to an increase in the annual dividend rate to $0.42 from $0.36 commencing with the fourth quarter 2000 dividend payment. PMA Capital’s dividends to shareholders are restricted by its debt agreements. Based upon the terms of the Credit Facility, under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $9.5 million in 2001.

The Company repurchased 209,000 shares at a total cost of $3.7 million during the first nine months of 2001. Since the inception of its share repurchase program in 1998, PMA Capital has repurchased approximately 3.7 million shares at a cost of $71.2 million, which represents approximately 16% of the outstanding shares. PMA Capital’s remaining share repurchase authorization at September 30, 2001 is $18.8 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

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

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company’s existing policies and practices for its securities lending program are in conformity with SFAS No. 140. Accordingly, the adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of this statement effective January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company’s financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. As of September 30, 2001, the Company had approximately $4.5 million of goodwill, which is included in “other assets” on the Company’s balance sheet. The Company is currently assessing the impact this statement will have on the Company’s financial statements when it is adopted at the beginning of 2002.

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

•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

•	ability to implement and maintain rate increases;

•	the effect of changes in workers’ compensation statutes and their administration;

•	the Company’s ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims paying ratings of the Company’s insurance subsidiaries;

•	adequacy of reserves for claim liabilities;

•	adverse property and casualty loss development for events that the Company insured in prior years;

•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;

•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;

•	adequacy and collectibility of reinsurance purchased by the Company;

•	severity of natural disasters and other catastrophes;

•	reliance on key management; and

•	other factors disclosed from time to time in the Company’s most recent Forms 10-K, 10-Q and 8-K filed by the Company with the Securities and Exchange Commission.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 30.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

During the quarterly period ended September 30, 2001, the Company filed the following Reports on Form 8-K:

–

dated August 1, 2001, Items 5, 7 and 9 – containing a news release regarding its second quarter 2001 results and informing investors that its Second Quarter 2001 Statistical Supplement is available on its website.

–	dated August 29, 2001, Items 7 and 9 – containing two news releases regarding the participation of executives of the Company in two analyst and investor conferences on September 12 and 13, 2001.

–

dated September 18, 2001, Items 5 and 7 – containing a news release regarding the Company’s comments on the attacks on New York City and Washington D.C. and announcing the Company’s preliminary estimate of potential losses from these attacks.

–	dated September 21, 2001, Item 5 – containing a news release confirming the Company’s preliminary estimate of its potential losses from the attack on the World Trade Center.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 7, 2001	By: /s/ Francis W. McDonnell

Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith