Form 10-K
period 2001-12-31
PMA CAPITAL CORP
filed 2002-03-19
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Rights to Purchase Preferred Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2002, was $445,180,306.

There were 31,211,856 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Parts I, II and IV of this Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 2001, as indicated herein.
(2)	Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement to be dated March 22, 2002 for the 2002 Annual Meeting of Shareholders.

PART I

The Business Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are intended to identify forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in the Risk Factors beginning on page 30 and in the “Cautionary Statements” on page 48 of our Management’s Discussion and Analysis (“MD&A”) section of our 2001 Annual Report to Shareholders (“Annual Report”) that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

Item 1. Business

COMPANY OVERVIEW

        We are an insurance holding company focused on specialty insurance markets where we believe our underwriting expertise, experienced management and financial strength allow us to produce attractive returns. Through our operating subsidiaries, we are a leading provider of property and casualty reinsurance and a regionally focused provider of commercial property and casualty insurance. Our primary insurance business has been in operation since 1915 and our reinsurance operations began writing business in 1969. At December 31, 2001, we had total assets of approximately $3.8 billion and shareholders’ equity of approximately $612 million.

        We conduct our insurance and reinsurance business through three specialty operating segments:

•

Our reinsurance operations, PMA Re, offer excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. PMA Re focuses on risk-exposed business, which we believe allows us to best utilize our underwriting and actuarial expertise.

•

Our property and casualty insurance operations, The PMA Insurance Group, write workers’compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Currently, approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

•	Our specialty property and casualty operations, Caliber One, write excess and surplus lines of business throughout the United States, generally through surplus lines brokers.

        In addition, we have a Corporate and Other segment, which includes unallocated investment income and expenses, including debt service, as well as the results of certain of our real estate properties.

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2001 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of our operating segments and our Corporate and Other segment for the last three years are set forth in Note 14 to our consolidated financial statements for the year ended December 31, 2001 (“Financial Statements”) included in our Annual Report.

        Our gross and net premiums written by segment were as follows:

	2001		2000		1999		2001 as % of Total
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net	Gross	Net

PMA Re	$476,591	$360,604	$394,823	$261,505	$343,607	$278,998	47%	47%
The PMA Insurance Group	416,695	355,547	335,466	268,839	295,441	233,713	41%	46%
Caliber One	124,335	53,674	93,405	16,043	93,417	51,237	12%	7%
Corporate and Other	(767)	(767)	(2,431)	(832)	(2,412)	(438)	—	—

Total	$1,016,854	$769,058	$821,263	$545,555	$730,053	$563,510	100%	100%

        Property and casualty insurance and reinsurance companies provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses and loss adjustment expenses (which we refer to as LAE), acquisition expenses, operating expenses and policyholders’ dividends, then underwriting profits are realized. When earned premiums do not exceed the sum of these items, the result is an underwriting loss.

        The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit. The combined ratios of our operating segments were as follows:

	2001	2000	1999

PMA Re	114.2%	123.3%	102.5%
The PMA Insurance Group	105.5%	111.7%	115.4%
Caliber One	163.3%	139.7%	109.6%

        Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the investment income ratio, which is net investment income divided by premiums earned. The operating ratios of our operating segments were as follows:

	2001	2000	1999

PMA Re	100.9%	102.9%	82.9%
The PMA Insurance Group	94.1%	92.7%	92.7%
Caliber One	156.5%	124.3%	99.7%

A glossary of selected insurance terms used in this Form 10-K is included on pages 27 to 29.

PMA RE

Background

        Our reinsurance operations conduct business mainly in the broker market. We offer excess of loss and pro rata property and casualty reinsurance protection, with an emphasis on risk-exposed, excess of loss coverages. We believe that these types of coverages allow us to best apply our actuarial and underwriting expertise to price our products and to control our loss exposures. PMA Re provides treaty reinsurance on both a traditional and finite risk basis, and facultative reinsurance. Since 1999, PMA Re’s mix of business has included an increasing amount of finite risk business, which offers a more predictable level of profitability, and hence, lower volatility in earnings. During that period, the contribution to net premiums written of PMA Re’s traditional treaty business declined as PMA Re non-renewed traditional treaty business that did not meet our pricing guidelines. However, we now see significant opportunities for growth in our traditional reinsurance business, and we believe that demand for our finite and facultative products will remain strong.

        PMA Re competes on the basis of its ability to offer specialized products to its clients, its long-term relationships with brokers and insurance company clients, and its prompt and responsive service. PMA Re focuses on providing reinsurance to small- to medium-sized insurers (defined as insurers with statutory surplus of less than $500 million). PMA Re believes that its actuarial and underwriting expertise is important to ceding companies in that size category and accordingly, it can build long-term relationships with its ceding companies. As of December 31, 2001, PMA Capital Insurance Company, PMA Re’s insurance entity, was the 8th largest broker market reinsurance company in the United States in terms of statutory capital and surplus, according to data provided by the Reinsurance Association of America.

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

        Late in 2000, PMA Re invested in a Lloyd’s of London managing general agency, Cathedral Capital, and commencing in 2001, we began participating in the results of Syndicate 2010. The Lloyd’s operation primarily writes property and aviation reinsurance.

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

        PMA Re provides reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to cede and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re’s total net premiums written during 2001, 98% were treaty, and 2% were facultative.

        To better serve its brokers and ceding companies, PMA Re has established four distinct underwriting units, organized by class of business, which provide more specialized expertise in each area. The Traditional-Treaty, Finite Risk and Financial Products, and Specialty-Treaty units provide treaty reinsurance coverage. The fourth unit, Facultative, provides reinsurance on a facultative basis.

•  Traditional-Treaty: This underwriting unit writes general property and casualty business and emphasizes risk-exposed, excess of loss programs. Included in the client base for the Traditional unit are standard lines companies, some excess and surplus lines companies, and, to a lesser extent, non-traditional sources of business, such as self-insureds. The Traditional casualty portfolio includes general liability, umbrella, commercial automobile and workers’compensation. This unit presently writes more excess of loss business than pro rata business. Excess of loss reinsurance, sometimes called nonproportional reinsurance, generally indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount. With pro rata reinsurance, sometimes called proportional or participating reinsurance, the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company.

The breakdown of the Traditional-Treaty unit’s net premiums written between excess of loss and pro rata reinsurance is as follows:

(dollar amounts in thousands)	2001		2000		1999

Excess of Loss	$68,828	59%	$63,455	47%	$53,394	39%
Pro Rata	46,986	41%	71,269	53%	84,292	61%

Total Traditional-Treaty	$115,814	100%	$134,724	100%	$137,686	100%

•   Finite Risk and Financial Products: In 1998, PMA Re made the strategic decision to broaden its product offerings by adding a finite risk underwriting unit to its traditional treaty reinsurance portfolio. This underwriting unit is charged with providing PMA Re’s clients with creative risk management solutions that complement their traditional reinsurance program. Under its finite risk covers, PMA Re assumes a measured amount of insurance risk in exchange for a specified margin. Our finite risk reinsurance covers typically include a combination of sub-limits and caps on the maximum gain or loss to PMA Re as the reinsurer. Many insurance companies have some form of finite protection as a permanent part of their reinsurance program. Examples of finite risk and financial risk products are aggregate stop-loss coverages, funded catastrophe coverages and financial quota share coverages.

These finite and financial risk products, in various formats, have been used by ceding companies for decades. PMA Re’s approach is to create customized risk management solutions for its clients. Our average account size is approximately $4 million. Although most of the Finite Risk and Financial Products unit’s business is related to domestic insurers, approximately $30 million of the unit’s gross premiums written for 2001 were generated from foreign insurers and reinsurers.

•  Specialty-Treaty: This unit underwrites business that falls outside the confines of our traditional property and casualty risks. These risks include directors’and officers’liability and errors and omissions, as well as all other forms of professional liability.

•  Facultative: This unit writes property and casualty reinsurance on an individual risk basis and on a program/semi-automatic basis, in which we agree to accept risks that fall within certain predetermined parameters. In addition to serving the facultative brokerage community, this unit strengthens PMA Re’s reputation as a full service reinsurer. Through its facultative property book, PMA Re emphasizes program/semi-automatic business. The facultative casualty focus is on general liability, umbrella and commercial automobile lines. Our Facultative unit’s emphasis in commercial automobile is on manufacturing, contracting and service fleets. This unit also reinsures a broad range of professional liability business, with an emphasis on directors’and officers’liability, and medical malpractice/hospital professional liability.

PMA Re’s gross and net premiums written by business unit and major category of business are as follows:

(dollar amounts in thousands)	2001		2000		1999

	Gross	Net	Gross	Net	Gross	Net

Finite Risk and Financial Products
Casualty	$115,220	$90,480	$57,825	$40,309	$49,881	$49,153
Property	128,110	118,296	50,007	47,736	19,854	20,149
Other	1,197	1,163	1,230	1,209	254	249

Total	244,527	209,939	109,062	89,254	69,989	69,551

Traditional - Treaty
Casualty	98,264	66,754	155,913	85,401	106,756	80,762
Property	71,668	47,674	67,742	48,752	72,209	55,436
Other	1,386	1,386	571	571	1,510	1,488

Total	171,318	115,814	224,226	134,724	180,475	137,686

Specialty - Treaty
Casualty	31,690	24,452	48,689	32,082	88,433	68,818
Property	2,093	1,403	1,531	1,229	—	—
Other	397	397	751	751	—	—

Total	34,180	26,252	50,971	34,062	88,433	68,818

Facultative
Casualty	21,498	4,917	6,450	95	1,590	380
Property	5,069	3,683	4,113	3,369	3,120	2,563
Other	(1)	(1)	1	1	—	—

Total	26,566	8,599	10,564	3,465	4,710	2,943

Total Casualty	266,672	186,603	268,877	157,887	246,660	199,113
Total Property	206,940	171,056	123,393	101,086	95,183	78,148
Total Other	2,979	2,945	2,553	2,532	1,764	1,737

Total Premiums Written	$476,591	$360,604	$394,823	$261,505	$343,607	$278,998

        As of December 31, 2001, traditional catastrophe covers accounted for approximately 2% of gross property premiums written. The per risk property programs written by PMA Re generally contain per occurrence limits and in some instances there is less catastrophe exposure either because of the locations of the insured values or the nature of the underlying exposures. In addition, PMA Re’s gross premiums written include approximately $70 million of funded catastrophe coverages written by the Finite Risk and Financial Products unit. These funded covers contain per occurrence and aggregate limits, as well as loss sensitive additional premium provisions in the event of a loss.

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

Distribution

        PMA Re operates primarily through the domestic broker reinsurance market. We believe that PMA Re has developed relationships with the major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. Brokers that accounted for more than 10% of PMA Re’s gross premiums written in 2001 were as follows:

(dollar amounts in thousands)	Gross premiums written	% of total

Guy Carpenter	$ 153,483	32%
Benfield Blanch	97,172	21%
Towers Perrin	70,758	15%
AON Reinsurance	57,835	12%

        As of December 31, 2001, PMA Re had approximately 175 unaffiliated clients, with no individual client accounting for more than 10% of gross premiums written in 2001. Approximately 75% of PMA Re’s gross premiums written in 2001 was from small- to medium-sized insurers (defined as insurers with statutory surplus of up to $500 million).

Underwriting

        In reinsurance, underwriting involves the selection of risks and determining an adequate price given expected losses and estimated volatility of such losses. Maintaining underwriting and pricing discipline is critical to the maintenance of acceptable operating results.

        PMA Re’s underwriting process has two principal aspects — underwriting the specific program/risk submission and underwriting the ceding company. Underwriting the specific program/risk to be reinsured involves, in addition to pricing, a review of the type of account, the total risk and the ceding company’s coverages. Underwriting the ceding company involves an evaluation of the expected future performance of the ceding company through an examination of that company’s management, financial strength, claims handling and underwriting abilities. PMA Re may conduct underwriting and claim reviews at the offices of prospective ceding companies before entering into a treaty, as well as throughout the life of the reinsurance contract.

        PMA Re’s underwriters and actuaries work together to evaluate reinsurance programs. Using the information provided by the broker, the actuaries employ pricing models to estimate the ultimate loss exposure to the treaty. The pricing models employ various experience-rating and exposure-rating techniques and are tailored in each case to the risk exposures underlying each treaty. The underwriters then analyze the results of the pricing models with the terms and conditions being offered to determine PMA Re’s selected price.

        In underwriting excess of loss business, PMA Re has typically sought to write treaties that are risk exposed within the original policy limits of the ceding company. We believe these layers generally lend themselves more effectively to actuarial pricing techniques. In underwriting pro rata business, PMA Re attempts to ensure proper pricing levels are being achieved by the ceding company by reviewing the ceding company’s data, including actuarial reports, and examining their underlying rate structure.

        PMA Re is attempting to exclude coverage of losses due to future terrorist acts from its assumed reinsurance policies. However, if a client, because of the types of coverages that they are writing, cannot accept a full terrorism exclusion and PMA Re still desires to write the particular business, its underwriters will attempt to include terms and conditions in the reinsurance contracts intended to limit PMA Re’s exposure to losses from future terrorist acts, such as occurrence caps, aggregate limits and specific terrorism-event exclusions. Further, PMA Re’s underwriters also review and monitor geographic concentrations of underlying risks along with the classes of business and industries to be reinsured in deciding whether to write the business.

Claims Administration

        PMA Re’s claims department analyzes reported claims, establishes individual claim reserves, pays claims, provides claims-related services to clients, audits the claims activities of selected clients and assists in the underwriting process by evaluating the claims departments of selected prospective clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department also performs these functions in coordination with the actuarial and underwriting departments.

        In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of selected prospective ceding companies. Satisfactory audit results are required in order for reinsurance coverage to be written or continued by PMA Re. The claims department also conducts annual claims audits for many current and former client ceding companies.

        PMA Re’s claims department uses electronic data interchange where trading partner capabilities exist to maintain the timeliness of claims remittances and processing efficiency.

THE PMA INSURANCE GROUP

Background

        The PMA Insurance Group emphasizes its traditional core business, workers’ compensation insurance and integrated disability. We also provide a range of other commercial insurance products to our workers’ compensation customers, including commercial automobile and multi-peril coverages, general liability and related services. The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States. Currently, approximately 90% of this business is produced through independent agents and brokers.

        The PMA Insurance Group competes on the basis of its ability to offer tailored workplace disability management solutions to its clients, its long-term relationships with its agents and brokers, its localized service and its reputation as a high-quality claims and risk control service provider.

        The PMA Insurance Group believes it has enhanced its ability to handle multi-state clients based in its operating territory but which have operations in other parts of the U.S. by being authorized to do business in 52 jurisdictions (including Puerto Rico and the District of Columbia) for workers’ compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers’ compensation business. The PMA Insurance Group is one of the leading providers of integrated disability products with 136 accounts as of December 31, 2001 that generated approximately $41 million in combined workers’ compensation and integrated disability premium in 2001. The PMA Insurance Group’s primary insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the Pooled Companies because they share results under an intercompany pooling agreement.

Products

        The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2001	2000	1999

Gross premiums written:
Workers' compensation and integrated disability	$321,942	$250,237	$214,706
Commercial multi-peril	34,227	38,325	38,483
Commercial automobile	50,474	40,398	33,372
Other	10,052	6,506	8,880

Total	$416,695	$335,466	$295,441

Net premiums written:
Workers' compensation and integrated disability	$292,171	$210,870	$183,806
Commercial multi-peril	22,360	27,317	26,322
Commercial automobile	35,985	29,178	21,610
Other	5,031	1,474	1,975

Total	$355,547	$268,839	$233,713

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

        Statutory direct workers’ compensation business written by jurisdiction was as follows:

(dollar amounts in thousands)	2001	2000	1999

Pennsylvania	$132,211	$120,276	$108,692
New Jersey	37,794	30,769	29,177
New York	29,349	19,113	15,185
Virginia	20,736	18,319	17,382
North Carolina	16,063	13,925	10,711
Maryland	12,039	8,253	11,787
Georgia	8,200	5,078	4,174
South Carolina	6,745	5,275	3,790
Delaware	6,477	7,643	7,501
Other	37,597	20,137	7,172

Total	$307,211	$248,788	$215,571

        Based upon direct written premium information published by the American Insurance Association for the most recently available year (2000), The PMA Insurance Group is the largest writer of workers’ compensation insurance in Pennsylvania and ranks among the ten largest writers of workers’ compensation insurance in Delaware and Virginia. The PMA Insurance Group has focused on the jurisdictions in the table above based upon its knowledge of their workers’ compensation systems and its assessment of each state’s respective business, economic, legal and regulatory climates. We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process. The PMA Insurance Group intends to employ similar analyses in determining whether and to what extent it will offer products in additional jurisdictions.

        The PMA Insurance Group is focused on expanding its premium base in territories that meet its underwriting and actuarial criteria. In recent years, The PMA Insurance Group increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories. In 2001, The PMA Insurance Group expanded its operations by adding an office in Nashville, Tennessee. The PMA Insurance Group continued to achieve profitable growth in its two prior expansion states, New York and Georgia. In addition, The PMA Insurance Group benefited in 2001, 2000 and, to a lesser extent, in 1999, from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states.

        Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market (“residual market business”). This system exists in all of the jurisdictions in which The PMA Insurance Group does business, except Pennsylvania, New York and Maryland. In these three states, separate governmental entities write all of the workers’ compensation residual market business. In 2001, The PMA Insurance Group wrote $5.1 million in premiums of residual market business, which constituted less than two percent of its gross workers’ compensation premiums written. Based upon data for policy year 2000 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 4.5% of direct workers’ compensation premiums written.

        The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Rate-sensitive products are based on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced to a certain extent on the basis of the insured’s own loss experience. The PMA Insurance Group has also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. The PMA Insurance Group decides which type of product to offer a customer based upon the customer’s needs and an underwriting review.

        Terrorism exclusions are not permitted under the workers’ compensation laws of any state or jurisdiction in which The PMA Insurance Group operates. In addition, effective January 1, 2002, The PMA Insurance Group’s reinsurance coverage for its workers’ compensation risks excludes terrorism risks on business written in 2002. Therefore, The PMA Insurance Group has refined its workers’ compensation underwriting guidelines to reduce the underwriting exposure from terrorism risks, including the review of aggregation of risks by geographic location, evacuation and security of buildings in which insured employees work, and the type of entities located in the vicinity of the prospective insured. These refined underwriting procedures have not materially affected The PMA Insurance Group’s net premiums written or mix of business.

        The PMA Insurance Group’s voluntary workers’ compensation direct premiums written by product type were as follows:

	2001	2000	1999

Rate-sensitive products	59%	60%	59%
Loss-sensitive products	34%	33%	34%
Alternative market products	7%	7%	7%

Total	100%	100%	100%

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

•

The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers its clients certain workers’compensation services such as claims, risk management and other services.

        The PMA Insurance Group has developed a product for group integrated occupational and non-occupational disability coverages, named PMA One®, which it began marketing in 1998. PMA One leverages what we consider to be one of The PMA Insurance Group’s most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers’ compensation and disability administration, reduced costs, programs designed to encourage faster return to work and heightened employee productivity. In 2001, the number of PMA One clients totaled 136, and generated approximately $41 million of combined workers’ compensation and integrated disability written premiums. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

        Through The PMA Insurance Group’s workers’ compensation and integrated disability product offerings, we provide a comprehensive array of managed care services to control loss costs. These include:

•

Case review and intervention by disability management coordinators, all of who are registered nurses. These disability management coordinators employ an early intervention model to proactively manage medical treatment and length of disability in concert with The PMA Insurance Group’s claims professionals and the insured employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

•

In most of its marketing states, access to the First Health® Network, a workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network.

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

Commercial Lines

        The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “Underwriting” on page 11. These coverages feature commercial multi-peril, general liability and umbrella, and commercial automobile business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business.

Other Products and Services

        The PMA Insurance Group offers “rent-a-captive” products for certain insureds and associations. The purpose of a rent-a-captive program is to offer a customer an alternative method of managing its loss exposures by obtaining many of the benefits of a captive insurer without establishing and capitalizing its own captive; in effect, the insured is “renting” a captive facility that we have already established.

        Under this arrangement, the client purchases an insurance policy from us and chooses a participation level. We then cede this portion of the premium and loss exposures to our Bermuda- or Cayman-based subsidiary. The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and this potential obligation is typically secured through a letter of credit or similar arrangement. Our principal sources of income from this rent-a-captive program are the premium income on the risk retained by us and captive management fees earned.

        Through PMA Management Corp., The PMA Insurance Group provides claims, risk management and related services primarily to self-insureds on an unbundled basis.

Distribution

        The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents, employee benefits brokers, and direct sales representatives.

        As of December 31, 2001, The PMA Insurance Group employed 12 direct sales representatives and used approximately 300 independent brokers and agents. The direct sales representatives are generally responsible for certain business located in Pennsylvania and Delaware. For the year ended December 31, 2001, these employees produced approximately $40 million in direct premiums written, constituting approximately 10% of The PMA Insurance Group’s direct written premiums.

        The brokers and agents solicit business throughout the marketing territory. The current distribution network generally consists of large regional agents and brokers, local agents, and national brokers that specialize in larger to middle market accounts that require the variety of workers’ compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 2001, brokers and agents accounted for approximately 90% of The PMA Insurance Group’s direct written premiums. The top ten brokers and agents accounted for approximately 25% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for approximately 8% of its direct written premiums.

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

        As of December 31, 2001, the field organization consisted of 17 offices throughout The PMA Insurance Group’s principal marketing territory. These offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer underwriting and claim adjustment services.

Underwriting

        The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. As a result of the attack on the World Trade Center, The PMA Insurance Group has refined its underwriting guidelines to evaluate terrorism risks and their effect on risk concentrations.

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

        The PMA Insurance Group also employs credit analysts. These employees review the financial strength and stability of customers who utilize loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements.

Claims Administration

        Claims services are delivered to customers primarily through employees in the field offices. The PMA Insurance Group maintains a centralized call center for loss reporting and has automated and centralized the processing of claims payments, which allows the claims adjusters to substantially reduce the time that they spend with clerical and repetitive functions. In 2001, The PMA Insurance Group launched an Internet-based risk management information system that allows clients to analyze losses, manage claims costs and report claims electronically. The PMA Insurance Group also employs in-house attorneys who represent customers in workers’ compensation cases and other insurance matters. The PMA Insurance Group has a separate, anti-fraud unit that investigates suspected false claims and other irregularities. Certain specialized matters, such as asbestos and environmental claims, are referred to a special claims unit in the home office.

Run-off Operations

        As a part of The PMA Insurance Group’s 1996 restructuring plan, Run-off Operations were established principally to manage the capital supporting workers’ compensation loss reserves for accident years 1991 and prior. The reserves primarily related to the period of time from 1987 to 1991 when The PMA Insurance Group wrote a much higher volume of business and experienced poor underwriting results. Effective December 31, 2000, substantially all of the remaining assets and liabilities of the Run-off Operations were transferred to a third party under an assumption reinsurance agreement. As a result of this transaction, The PMA Insurance Group no longer reports separate results for Run-off Operations.

CALIBER ONE

Background

        Our specialty insurance unit commenced writing business in 1998. Caliber One focuses on excess and surplus lines of insurance for low frequency/high severity risks that are declined by the standard market. Caliber One writes business throughout the United States, generally through surplus lines brokers.

Products

        Caliber One offers liability coverages for low frequency/high severity classes, including medium- to high-hazard products liability classes of business, commercial contractors, professional liability and other difficult-to-insure liability risks, as well as property coverages for risks declined by the standard market. In addition, Caliber One offers various ocean marine coverages including cargo, hull and liability. Caliber One’s policy forms contain various endorsements and exclusions, and in some cases, include defense costs within the policy limits rather than offering such coverages outside the policy limits. Caliber One has diversified its product offerings and classes of business within its product offerings so that it will generally not have more than 10% of its net premiums written in any one class of business.

        Caliber One’s premiums written by major line of business are as follows:

(dollar amounts in thousands)	2001		2000		1999

Gross premiums written:
Casualty	$55,228	44%	$51,769	55%	$67,500	72%
Property	69,107	56%	41,636	45%	25,917	28%

Total	$124,335	100%	$93,405	100%	$93,417	100%

Net premiums written:
Casualty	$21,995	41%	$8,596	54%	$47,873	93%
Property	31,679	59%	7,447	46%	3,364	7%

Total	$53,674	100%	$16,043	100%	$51,237	100%

        Caliber One currently operates through three internal underwriting units based on classes of business and distribution channels: casualty brokerage, property brokerage and ocean marine brokerage. Program business is managed through the respective underwriting units. Premiums written by underwriting unit are as follows:

(dollar amounts in thousands)	2001		2000		1999

Gross premiums written:
Casualty brokerage	$54,618	44%	$43,354	46%	$57,116	61%
Property brokerage	32,740	26%	21,277	23%	9,505	10%
Programs	30,870	25%	28,329	30%	26,796	29%
Ocean marine brokerage	6,107	5%	445	1%	—	—

Total	$124,335	100%	$93,405	100%	$93,417	100%

Net premiums written:
Casualty brokerage	$20,039	37%	$8,927	56%	$39,026	76%
Property brokerage	22,610	42%	4,229	26%	649	1%
Programs	5,604	11%	2,609	16%	11,562	23%
Ocean marine brokerage	5,421	10%	278	2%	—	—

Total	$53,674	100%	$16,043	100%	$51,237	100%

Underwriting

        The underwriting of excess and surplus lines involves reviewing the claims exposure and experience of an account, if any, as well as the claims experience of the particular class or similar classes of risk. As a surplus lines insurer, Caliber One is generally free from rate and policy form regulation by insurance regulatory bodies. Accordingly, Caliber One utilizes policy features that can be changed in light of the circumstances, such as occurrence versus claims-made coverage, different levels of retentions, exclusions and endorsements.

        Caliber One is attempting to include terrorism exclusions in its excess and surplus lines policies when underwriters determine that there is a significant terrorism risk. However, if a client objects to a full terrorism exclusion and Caliber One still desires to write the particular business, its underwriters may include terms and conditions in its insurance contracts intended to limit Caliber One’s exposure to losses from future terrorist acts, such as occurrence caps, aggregate limits and specific terrorism-event exclusions. Further, Caliber One’s underwriters have the ability to review and monitor geographic concentrations of its underlying risks and the types of industry or industries to be insured in deciding whether to write the business.

Distribution

        Caliber One distributes its excess and surplus lines products on a nationwide basis through approximately 100 appointed surplus lines brokers. Caliber One underwrites its casualty coverages from its home office in Yardley, Pennsylvania and through branch offices in Seattle, Washington, which was opened in 2000 and Glendale, California, which was opened in 2001. Property and ocean marine coverages are underwritten centrally in the home office. Caliber One generally does not grant underwriting or binding authority to its brokers.

        Two brokers accounted for more than 10% of Caliber One’s gross premiums written in 2001: Sherwood Insurance Services, $27.9 million (22%), and Swett & Crawford, $16.2 million (13%).

        Based upon direct written premium information published by A.M. Best Company for 2000, Caliber One is the 22nd largest domestic writer of excess and surplus lines.

Claims Administration

        Caliber One’s claims department analyzes and investigates reported claims, establishes individual claim reserves, pays claims and monitors the progress and ultimate outcome of the claims. In addition, they determine that subrogation, salvage and other cost recovery opportunities have been adequately explored.

        All notices of claims are reported to Caliber One’s centralized claims department in Yardley. Claims services are delivered to customers through employees and independent adjusters under the direction of Caliber One’s claims staff. Caliber One also utilizes outside attorneys for specific cases. Caliber One’s claims staff actively directs and manages the activities of all outside attorneys utilized in the claims process.

REINSURANCE AND RETROCESSIONAL PROTECTION

        We follow the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by our insurance subsidiaries. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

        The ceded reinsurance agreements of our insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 90 days’ notice. In general, the reinsurance agreements are of the treaty variety, which cover all underwritten risks of the types specified in the treaties. Our reinsurance is on a per risk and per occurrence basis. Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence. Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.

        At December 31, 2001, our reinsurance and retrocessional protections were as follows:

	Retention		Limits (1)

PMA Re
Per Occurrence:
Casualty lines(2)	$2.8 million		$17.5 million
Workers' compensation(2)	$2.0 million		$98.0 million
Property lines	$10.0 million		$50.0 million
Per Risk:
Property lines	$750,000		$4.2 million
Casualty lines	$1.5 million		$6.0 million

The PMA Insurance Group
Per Occurrence:
Workers' compensation	$150,000	(3)	$104.9 million
Per Risk:
Property lines(4)	$500,000		$19.5 million
Auto physical damage	$500,000		$2.0 million
Other casualty lines(5)	$250,000		$4.8 million

Caliber One
Per Occurrence and Per Risk:
Property lines	$500,000		$17.0 million
Casualty lines	$250,000		$10.8 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	Effective January 1, 2002, the retention and limits were changed to $5.0 million and $15.0 million, respectively.
(3)	The PMA Insurance Group retains the first $10 million of losses. Effective January 1, 2002, the retention increased to $250,000, with The PMA Insurance Group retaining the first $3 million of losses.
(4)	This coverage also provides protection of $47.5 million per occurrence over the combined net retention of $500,000.
(5)

Effective January 1, 2002, the retention and limits were changed to $500,000 and $4.5 million, respectively. This coverage also provides protection of $59.5 million per occurrence over its combined net retention of $500,000.

        In addition to the reinsurance and retrocessional protection shown in the table above, for 2001 we had excess of loss retrocessional protection that allowed us to cede losses up to a limit of $73 million once our loss and LAE ratio exceeded a predetermined level. Cession of losses under this contract required us to cede additional premium in 2001. Effective January 1, 2002, the limit was increased to $150 million, which includes protection for losses caused by terrorist activities.

        We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, we manage our net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $50.0 million in excess of $10.0 million on its traditional property book. Under certain conditions, PMA Re may recover $6.0 million of the $10.0 million retention for multiple net catastrophe losses. PMA Re also maintains catastrophe protection of $12.5 million in excess of $5.0 million for property exposures underwritten by its Finite Risk and Financial Products unit. PMA Re can also recover an additional $40.0 million of Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million and Caliber One maintains catastrophe reinsurance protection of $14.7 million excess of $1.3 million. Any cession of losses under certain of these contracts requires that we cede additional premiums.

        In 2001, our loss and LAE ratios were impacted by the attack on the World Trade Center as discussed beginning on page 29 of the Annual Report. In 2000 and 1999, our loss and LAE ratios were not significantly impacted by catastrophes. Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

        With respect to the reinsurance and retrocessional protection shown in the table on page 14, our treaties that renewed effective January 1, 2002 do not cover us for losses sustained from terrorist activities, except for PMA Re’s property per occurrence treaty. Further, for treaties that renew later in 2002 it is possible that losses due to terrorist attacks may be excluded. Therefore, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

        The collectibility of reinsurance is largely a function of the solvency of reinsurers. At December 31, 2001, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

(dollar amounts in thousands)	Reinsurance Receivables	Collateral	Rating(1)

The London Reinsurance Group	$343,270	$343,270	A
United States Fidelity and Guaranty	143,635	104,154	A	+
Underwriters Re	86,549	86,549	NR	(2)
Houston Casualty	74,566	–	A	+
Mountain Ridge Insurance Company	49,829	49,829	NR	(3)
PXRE	36,495	2,754	A
Folksamerica Re	31,732	1,243	A	-

(1)	Ratings are as of February 28, 2002. A.M. Best ratings are as follows: A++, Superior, 1st of 16; A+, Superior, 2nd of 16; A, Excellent, 3rd of 16; and A-, Excellent, 4th of 16; NR, Not Rated.
(2)	Underwriters Re is a subsidiary of Swiss Re, which is rated A++.
(3)	Mountain Ridge is a subsidiary of St. Paul, which is rated A+.

        We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, consisting generally of those not authorized to transact business in the applicable jurisdictions. At December 31, 2001 and 2000, our reinsurance receivables were supported by $626.9 million and $553.6 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2001, approximately 95% were recoverable from reinsurers rated “A-” or better by A.M. Best. We believe that the amounts receivable from reinsurers are fully collectible and that the allowance for uncollectible items is adequate to cover any disputes about amounts owed by reinsurers to us. In the last three years combined, we have written off less than $1 million of reinsurance receivables. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on our liquidity.

        See Note 5 to the Financial Statements included in the Annual Report for additional information on reinsurance.

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

        After a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of management based on reserving practices and management’s experience and knowledge regarding the nature and value of the specific type of claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established on an aggregate basis:

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

        In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Liabilities for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development. Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2001, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

        The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance (“net reserves”), for the ten years prior to 2001. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

        The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2001; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 1998 relating to losses incurred in 1991 would be included in the cumulative deficiency amount for each of the years 1991 through 1997. However, the deficiency would be reflected in operating results in 1998 only.

        Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development

December 31,
(dollar amounts in millions)

	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

I. Initial estimated liability for
unpaid losses and LAE,
net of reinsurance	$1,824.3	$1,941.0	$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1

II. Amount of reserve paid,
net of reinsurance through:

- one year later	$490.5	$442.4	$407.8	$398.9	$437.6	$398.8	$360.7	$354.6	$494.9	$457.0
- two years later	848.8	779.1	746.1	763.7	780.0	669.6	646.0	717.7	764.1
- three years later	1,127.0	1,066.8	1,055.9	1,072.9	999.0	894.8	924.6	880.3
- four years later	1,364.9	1,329.2	1,330.6	1,252.2	1,183.5	1,118.2	1,013.0
- five years later	1,585.4	1,573.8	1,472.7	1,405.9	1,369.7	1,172.3
- six years later	1,788.9	1,688.7	1,605.4	1,573.2	1,407.9
- seven years later	1,882.2	1,805.4	1,761.7	1,595.8
- eight years later	1,986.5	1,953.8	1,779.3
- nine years later	2,125.1	1,967.6
- ten years later	2,134.3

III. Re-estimated liability,
net of reinsurance, as of

- one year later	$1,966.8	$1,998.1	$1,932.3	$1,907.4	$1,964.6	$1,748.5	$1,624.3	$1,314.7	$1,290.9	$1,152.2
- two years later	2,067.5	2,006.5	1,982.5	2,073.4	1,866.8	1,700.5	1,557.6	1,299.7	1,304.1
- three years later	2,081.5	2,060.6	2,163.9	1,986.7	1,819.2	1,611.1	1,495.3	1,288.9
- four years later	2,134.8	2,258.2	2,078.3	1,942.0	1,742.1	1,542.3	1,480.8
- five years later	2,302.0	2,170.3	2,030.5	1,880.3	1,672.6	1,524.3
- six years later	2,209.3	2,126.6	1,973.2	1,822.1	1,658.0
- seven years later	2,169.5	2,079.9	1,922.1	1,807.6
- eight years later	2,133.7	2,036.5	1,910.9
- nine years later	2,096.8	2,027.0
- ten years later	2,089.3

IV. Cumulative deficiency
(redundancy):	$265.0	$86.0	$(21.1)	$(48.3)	$(150.5)	$(310.2)	$(190.1)	$(58.3)	$19.7	$23.5

V. Net liability			$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,129.4	$1,143.1
Reinsurance recoverables			218.7	247.9	261.5	256.6	332.3	593.7	648.2	924.4	1,181.3

Gross liability			$2,150.7	$2,103.8	$2,070.0	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.8	$2,324.4

VI. Re-estimated net liability			$1,910.9	$1,807.6	$1,658.0	$1,524.3	$1,480.8	$1,288.9	$1,304.1	$1,152.2
Re-estimated reinsurance recoverables			234.1	276.2	306.2	289.1	360.9	652.1	833.0	1,062.3

Re-estimated gross liability			$2,145.0	$2,083.8	$1,964.2	$1,813.4	$1,841.7	$1,941.0	$2,137.1	$2,214.5

        Unpaid losses and LAE on a GAAP basis were $2,324.4 million and $2,053.1 million at December 31, 2001 and 2000, respectively. Unpaid losses and LAE on a statutory basis were $1,039.8 million and $1,073.6 million at December 31, 2001 and 2000, respectively. The difference between GAAP and statutory loss reserves reflects: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

        The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2001	2000	1999

PMA Re	$(1,568)	$9,691	$(23,526)
The PMA Insurance Group	2,889	(6,074)	(8,988)
Caliber One	22,191	2,874	-

Total	$23,512	$6,491	$(32,514)

        During 2001, PMA Re recorded favorable prior year development of $1.6 million, reflecting development on prior accident years due to re-estimated loss trends for such years that were lower than previous expectations. This is largely due to favorable development on casualty business.

        In 2000, PMA Re recorded unfavorable prior year development of $9.7 million, reflecting higher than expected losses and LAE primarily from more recent accident years, partially offset by lower than expected losses and LAE for accident years 1996 and prior. PMA Re’s actuarial department conducted its routine semi-annual reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss reserves needed to be increased by $83.2 million.

        The increase in the estimate of gross loss and LAE reserves primarily reflects higher than anticipated losses mainly in the Company’s pro rata business, where PMA Re participates with the insured by agreeing to pay a predetermined percentage of all losses arising under a particular insurance contract of the insured in exchange for the same predetermined percentage of all applicable premiums received under that contract. The concentration of estimated adverse loss development was in PMA Re’s pro rata reinsurance business related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year development in the excess of loss general liability line for accident years 1998 and 1999. Under existing retrocessional contracts, $60.0 million of gross losses were ceded to PMA Re’s retrocessionaires, reducing the impact on net incurred losses and LAE to $23.2 million. The increase in incurred losses and LAE, combined with $35.0 million of ceded premiums and interest on funds held under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re’s operating results in 2000.

        During 1999, PMA Re recorded favorable prior year development of $23.5 million, reflecting development on prior accident years due to re-estimated loss trends for such years that were lower than previous expectations. This was largely due to favorable development on casualty excess of loss business.

        The PMA Insurance Group experienced unfavorable prior year development of $2.9 million in 2001, and favorable prior year development of $6.1 million and $9.0 million in 2000 and 1999, respectively. The unfavorable prior year development in 2001 reflects higher than expected claims handling costs. The favorable prior year development in 2000 and 1999 primarily reflects better than expected loss experience from loss-sensitive and rent-a-captive workers’ compensation business. Premium adjustments for loss-sensitive business and policyholders’ dividends for rent-a-captive business have substantially offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

        As a result of its reserve reviews conducted during 2001, Caliber One revised its estimate of ultimate expected claims activity and, accordingly, increased its estimate of ultimate losses for accident years 1999 and 2000. During 2001, Caliber One recorded unfavorable prior year development of $22.2 million, which is net of losses of approximately $26 million ceded to third party reinsurers under existing reinsurance contracts covering the prior year loss development. These losses primarily reflect higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business, and, to a lesser extent, property lines of business.

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

        At December 31, 2001 and 2000, our GAAP loss reserves were stated net of discount of $113.7 million and $104.0 million, respectively, primarily related to workers’ compensation business. Pre-tax income is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion increased (decreased) pre-tax income by $11.5 million and $(4.9) million in 2001 and 2000, respectively.

        At December 31, 2001, our loss reserves were stated net of $40.8 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

Asbestos and Environmental Reserves

        Our asbestos-related liabilities included in unpaid losses and LAE were as follows:

(dollar amounts in thousands)	2001	2000	1999

Gross of reinsurance:
Beginning reserves	$49,193	$61,277	$67,857
Incurred losses and LAE	23,295	1,640	1,910
Paid losses and LAE	(12,629)	(13,724)	(8,490)

Ending reserves	$59,859	$49,193	$61,277

Net of reinsurance:
Beginning reserves	$32,043	$38,851	$43,556
Incurred losses and LAE	131	(341)	(341)
Paid losses and LAE	(3,604)	(6,467)	(4,364)

Ending reserves	$28,570	$32,043	$38,851

        Our environmental-related liabilities included in unpaid losses and LAE were as follows:

(dollar amounts in thousands)	2001	2000	1999

Gross of reinsurance:
Beginning reserves	$29,483	$41,359	$47,036
Incurred losses and LAE	2,846	(7,848)	5,081
Paid losses and LAE	(2,745)	(4,028)	(10,758)

Ending reserves	$29,584	$29,483	$41,359

Net of reinsurance:
Beginning reserves	$18,020	$24,522	$29,356
Incurred losses and LAE	15	(3,212)	82
Paid losses and LAE	(2,058)	(3,290)	(4,916)

Ending reserves	$15,977	$18,020	$24,522

        Of the total net asbestos reserves, approximately $26.6 million, $27.2 million and $32.0 million related to incurred but not reported losses at December 31, 2001, 2000 and 1999, respectively. Of the total net environmental reserves, approximately $9.2 million, $9.2 million and $18.0 million related to incurred but not reported losses at December 31, 2001, 2000 and 1999, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

        Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards and regulations. We believe that our reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability among participating insurers, and proof of coverage, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition and results of operations.

INVESTMENTS

        An important component of our financial results is the return on invested assets. Our investment objectives are to (i) seek competitive after-tax income and total return as appropriate, (ii) maintain medium to high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, both current income and investment maturities, are structured after considering projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through publicly traded fixed maturities as well as operating cash flows and short-term investments.

        The executive committee of our board of directors is responsible for our investment objectives. We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers. Investments by the Pooled Companies and PMA Capital Insurance Company must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania and investments for Caliber One Indemnity Company must comply with the insurance laws and regulations of the State of Delaware.

        We currently have no derivative financial instruments outstanding. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 8% of invested assets at December 31, 2001. Included in this industry segment are financial institutions, including financing subsidiaries of automotive manufacturers.

        For additional information on our investments, including carrying values by category, quality ratings and net investment income, see pages 43 and 44 of the MD&A as well as Notes 2B and 3 to the Financial Statements in the Annual Report.

COMPETITION

General

        The domestic property and casualty insurance and reinsurance industries are very competitive and consist of many companies, with no one company dominating the market. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. PMA Re competes with other reinsurers in the broker market as well as reinsurers that underwrite reinsurance business on a direct basis. In addition to competition from other insurance companies, The PMA Insurance Group and Caliber One compete with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. Many of our competitors are larger and have greater financial resources than us.

        The main factors upon which entities in our markets compete are price, service, product capabilities and financial security. PMA Re, The PMA Insurance Group and Caliber One attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting our rate of return targets. The soft pricing environment which existed until the second half of 2000 in most of our business has made competing solely on the basis of price increasingly difficult. PMA Re, The PMA Insurance Group and Caliber One have rejected and/or non-renewed certain accounts in recent years, as the market rates, terms and conditions for such risks did not provide the opportunity to achieve an acceptable rate of return.

        In terms of service, we maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with our products and services. We periodically participate in surveys of intermediaries and clients to gain an understanding of the perceptions of our service as compared to our competitors.

        We attempt to design products that meet the needs of clients in our markets. PMA Re has expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last four years include finite risk and financial products reinsurance and facultative reinsurance. See “PMA Re—Products” for additional discussion. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers’ compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers’ compensation costs for the employers. In addition, it also benefited in 2001, 2000 and, to a lesser extent, in 1999, from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states. See “The PMA Insurance Group — Products” for additional discussion. Caliber One designs products that meet the needs of new classes of business and that cover emerging risks. We continually evaluate new product opportunities for PMA Re, The PMA Insurance Group and Caliber One.

Industry Trends

        During the 1990s and into 2000, the property and casualty insurance and reinsurance industry was characterized by excess capacity, which resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. As a result of this prolonged soft market, beginning in 2000, capacity in the property and casualty market began to contract as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, independently sought and achieved significant price increases and improved policy terms commencing in the second half of 2000. For example, in 2000, we realized an increase of approximately 25% in premiums on renewal business at PMA Re and achieved average (weighted by premium volume) price increases at The PMA Insurance Group in excess of 10%. These increases continued in 2001 as follows:

PMA Re	30%
The PMA Insurance Group:
Workers' Compensation	15%
Commercial Lines	25%
Caliber One	25%

        In addition to these increases, we have achieved generally improved terms in certain of our insurance and reinsurance policies. For example, we have implemented broader coverage exclusions, lower occurrence limits, lower ceding commissions, accelerated payment terms and higher retentions or deductibles for insureds. As a result of the events of September 11th, we experienced an acceleration of the improvement in pricing and terms. These improvements in terms and conditions should further enhance the profitability of our business.

        Despite current market conditions, there can be no assurance that prices and premiums will increase at a level consistent with these expectations. Even if the industry in general experiences those types of increases, we cannot assure you that we will see similar increases in one or more of our businesses or that we will achieve price increases consistent with 2001. Further, any benefit that we derive from such price increases may be partially or completely offset by increases in ceded reinsurance premiums and unexpected increases in our loss reserves.

Ratings

        We believe that our customers place a high degree of value on an insurer or reinsurer that has good financial security, and will therefore find such insurer or reinsurer to be of acceptable credit quality to underwrite the customers’ risks. For many intermediaries and clients, financial security is measured by the ratings assigned by independent rating agencies. Certain of our insurance subsidiaries are rated by independent rating agencies. The ratings represent the opinions of the rating agencies on the insurance company’s financial strength and our ability to pay obligations to policyholders and are not directed toward the protection of investors. Management believes that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations.

        The rating scales of the principal agencies that rate our insurance subsidiaries are characterized as follows:

•	A.M. Best Company, Inc. ("A.M. Best"), A++ to S ("Superior" to "Suspended")
•	Standard &Poor's ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Supervision")
•	Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest")

        As of February 28, 2002, our principal insurance subsidiaries had the following ratings(1):

	A. M. Best	S&P	Moody's

PMA Capital Insurance Company	A ("Excellent" - 3rd of 16)	A ("Strong" - 6th of 21)	A3 ("Good" - 7th of 21)
Pooled Companies	A- ("Excellent" - 4th of 16)	A ("Strong" - 6th of 21)	Baa1 ("Adequate" - 8th of 21)
Caliber One Indemnity Company	A ("Excellent" - 3rd of 16)	Not rated	Not rated

(1)	See page 30 of the MD&A for information regarding rating agency reviews conducted as a result of our losses from the attack on the World Trade Center.

        These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that PMA Capital Insurance Company, the Pooled Companies and/or Caliber One Indemnity Company can maintain these ratings. Each rating should be evaluated independently of any other rating. A downgrade in these ratings could affect our competitive position in the insurance industry and make it more difficult for us to market our products. A significant downgrade could result in a material loss of business as policyholders move to other companies with higher ratings.

REGULATORY MATTERS

General

        PMA Capital Insurance Company is licensed or accredited to transact business in, and is subject to regulation and supervision by, 50 states and the District of Columbia. One or more of the Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 52 jurisdictions (including Puerto Rico and the District of Columbia). Caliber One Indemnity Company is licensed in Delaware, its domiciliary state, and is an eligible excess and surplus lines carrier in 44 states, the District of Columbia, U.S. Virgin Islands and Puerto Rico. Our insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business.

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

        The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In 1999, Gramm-Leach-Bliley Financial Modernization Act was signed into law. This Act removed many of the restrictions on affiliations among firms in different financial services businesses, notably banking, securities and insurance. The Act also contained provisions to protect the privacy of certain information on individuals held by insurance companies and financial institutions. Several governmental agencies and insurance departments have enacted or proposed regulations to implement these privacy provisions. To date, the Act has not had a material effect on us, although future privacy regulations could result in additional costs to us. Further, the Act may result in additional competition in one or more of the markets in which we sell our products and services.

        Further, although we do not write health insurance, federal and state rules and regulations affecting health care services can affect the workers’ compensation and integrated disability services we provide. Pending initiatives to increase health care regulation at the federal and state level include managed care reform and a patient’s bill of rights. We cannot predict what health care reform legislation will be adopted by Congress or by state legislatures where we do business or the effect, if any, that the adoption of health care legislation or regulations at the federal or state level will have on our results of operations.

        In the aftermath of the September 11th terrorist attack, the Bush Administration and Congress discussed various proposals that would make the federal government share in a portion of any future terrorism losses in the property and casualty industry. Although the House of Representatives passed legislation, the Senate did not. As of February 28, 2002, no further action has been taken by Congress to enact legislation on this subject. Without this type of legislation, property and casualty insurance companies may be responsible for losses arising from acts of terrorism to the extent that coverage for acts of terrorism is not excluded from their insurance policies.

        We are currently attempting to exclude coverage of losses due to terrorist activity in our assumed reinsurance contracts and in our surplus lines insurance agreements where underwriters determine that there is a significant risk of loss from terrorism activities. For the commercial insurance business offered by The PMA Insurance Group, excluding our workers’ compensation business, state insurance departments must approve the terms of our insurance forms and new exclusions included in those forms. As of January 31, 2002, all states except for California, Georgia, Florida and New York, have approved terrorism exclusions for polices on commercial insurance business, other than workers’ compensation insurance. Accordingly, we are attempting to include terrorism exclusions when permitted. With respect to workers’ compensation insurance, terrorism exclusions are not permitted under workers’ compensation laws of any state or jurisdiction in which we operate. When underwriting existing and new workers’ compensation business, we are considering the added potential risk of loss due to terrorist activity, and this may lead us to decline to write or non-renew certain business. However, even when terrorism exclusions are permitted, because our clients may not accept a full terrorism exclusion in connection with business that we may still desire to write without an exclusion, some or many of our insurance policies or reinsurance contracts may not include a terrorism exclusion or only include a limited exclusion. Therefore, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

        State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 1997. No material adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no material qualitative matters indicated in the examination reports that had a material adverse effect on the operations of PMA Capital Insurance Company and the Pooled Companies. The Delaware Department of Insurance recently completed an examination of Caliber One Indemnity Company for the three-year period ended December 31, 2000. Although a final report on this examination has not yet been issued, we do not expect there to be any significant adjustments to our reported statutory financial statements.

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

        Under Pennsylvania and Delaware law, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the respective Commissioner for such acquisition of control. Pursuant to the Pennsylvania and Delaware law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company. This presumption may be rebutted by a showing that control does not exist in fact. The respective Commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

        Other jurisdictions in which our insurance subsidiaries are licensed to transact business may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws that govern the holding company structure also govern payment of dividends to us by our insurance subsidiaries.

Restrictions on Subsidiaries’ Dividends and Other Payments

        We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.

        Our domestic insurance subsidiaries’ ability to pay dividends is regulated under the insurance laws and regulations of Pennsylvania and Delaware (the laws of which are substantially similar with respect to dividends). In addition to the regulatory restrictions, our existing revolving credit and letter of credit facilities limit the amount of dividends that our subsidiaries may pay to us. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or to pay dividends on our Class A Common stock.

        Under Pennsylvania laws and regulations, our Pennsylvania-domiciled insurance subsidiaries (PMA Capital Insurance Company and the Pooled Companies) may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer’s statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Pennsylvania law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.

        All of our domestic insurance entities are owned by PMA Capital Insurance Company. Only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to us. During 2001, we received $29.6 million in dividends from PMA Capital Insurance Company. As of December 31, 2001, approximately $56 million of dividends are available to be paid to us without prior approval of the Pennsylvania Insurance Commissioner during 2002. As of December 31, 2001, The PMA Insurance Group can pay up to approximately $27 million in dividends to PMA Capital Insurance Company during 2002.

        Caliber One Indemnity Company is a Delaware-domiciled insurance subsidiary of PMA Capital Insurance Company. As a subsidiary of PMA Capital Insurance Company, Caliber One Indemnity Company’s dividends are not directly available to us. As noted above, the Delaware insurance law provisions restricting dividends by insurers are substantially similar to such provisions under Pennsylvania insurance laws. As of December 31, 2001, Caliber One Indemnity Company may not pay dividends to PMA Capital Insurance Company without prior approval of the Delaware Insurance Commissioner during 2002. During 2001, no dividends were declared or paid by Caliber One Indemnity Company.

        In the event that PMA Capital Insurance Company’s ability to pay dividends or make other payments to us in the future is reduced or eliminated, our ability to pay dividends to our shareholders and meet our other obligations, including operating expenses and any principal and interest on debt, could be materially and adversely affected, depending upon the extent of such reduction. In the event that the Pennsylvania Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.

        In addition to regulatory restrictions on dividends, our Revolving Credit Facility and Letter of Credit Facility also impose restrictions on the ability of our insurance subsidiaries to pay dividends. Under the most restrictive debt covenant of the Facilities, PMA Capital would be able to pay approximately $15 million in dividends in 2002.

Risk-Based Capital

        The National Association of Insurance Commissioners has adopted risk-based capital requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

        Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	“Company action level”—If the RBC ratio is between 150% and 200%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•

“Regulatory action level”—If the RBC ratio is between 100% and 150%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•

“Authorized control level”—If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	“Mandatory control level”—If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

        At December 31, 2001, the RBC ratios of the Pooled Companies ranged from 355% to 612%. PMA Capital Insurance Company’s RBC ratio was 323% and Caliber One Indemnity Company’s RBC ratio was 426%.

        We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which we write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

        The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2001, each of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves.

        In 2001, PMA Capital Insurance Company reported three unusual values, relating to: (1) the change in net premiums written, (2) two-year overall operating ratio and (3) reserve development. The unusual value relating to the change in net premiums written is attributable to an intercompany quota share reinsurance treaty with Caliber One Indemnity Company, which commenced in 2001, and higher ceded premiums in 2000 due to the third quarter 2000 reserve action. The unusual value relating to the two-year overall operating ratio is due to the losses resulting from the attack on the World Trade Center in 2001 and the third quarter 2000 reserve action. The unusual value relating to reserve development is due to the long-tail nature of PMA Capital Insurance Company’s loss reserves, coupled with the above average premium growth in 2001 discussed above.

        In 2001, Caliber One Indemnity Company reported six unusual values, relating to: (1) the change in net premiums written, (2) surplus aid to surplus, (3) two-year overall operating ratio, (4) gross agents’ balances to surplus, (5) one-year reserve development and (6) change in surplus. The unusual values relating to the change in net premiums written and surplus aid to surplus were attributable to an intercompany quota share reinsurance treaty with PMA Capital Insurance Company. The unusual values relating to the two-year overall operating ratio, one-year reserve development and change in surplus are primarily the result of the higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business. The unusual value relating to gross agents’ balances to surplus is attributable to increased gross premiums written in the fourth quarter of 2001, which is reflective of the improving market conditions experienced by Caliber One in the excess and surplus lines marketplace.

EMPLOYEES

        As of February 28, 2002, we had approximately 1,250 full-time employees. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Excess of loss reinsurance

The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a "layer" or "retention." Also known as nonproportional reinsurance.

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

Loss adjustment expenses ("LAE")	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE divided by earned premiums.

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

Policyholders' dividend ratio	The ratio of policyholders' dividends to earned premiums.

Primary insurer	An insurance company that issues insurance policies to the general public or to certain non-insurance entities.

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

Retrocession; retrocessionaire

A transaction whereby a reinsurer cedes to another reinsurer (the "retrocessionaire") all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Semi-automatic facultative arrangements

Facultative reinsurance contracts where the ceding company has the right, but not the obligation to cede risks to a reinsurer and the reinsurer is obligated to accept such risks as they are within stated criteria. If a risk falls outside such criteria, the reinsurer has the option of either accepting the risk, declining the risk, or repricing the risk.

Statutory accounting principles ("SAP")	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.

Statutory or policyholders' surplus; statutory capital &surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Stop loss	See "Excess of loss reinsurance."

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

Underwriting	The insurer's/reinsurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premiums	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve

Liabilities established by insurers and reinsurers to reflect unearned premiums which are refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

RISK FACTORS

        Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry.

        The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;

•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’liability develop;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses; and

•	volatility associated with the long-tail nature of the reinsurance business, which may impact our operating results.

        The property and casualty insurance industry historically is cyclical in nature. The demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and especially the reinsurance business also have been very competitive, although our insurance subsidiaries have experienced more favorable terms and pricing beginning in the second half of 2000 and continuing into early 2002. These fluctuations in demand and competition and the impact on us of other factors identified above could have a negative impact on our results of operations and financial condition.

Because we operate in a highly competitive industry, we may be unable to maintain adequate rates.

        The property and casualty insurance and reinsurance industry is highly competitive. We compete with major U.S. and regional insurers and reinsurers as well as non-U.S. insurers and reinsurers. Some of our competitors have greater financial, marketing and management resources than we do.

        A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•

an influx of new capital in the marketplace as existing companies attempt to expand their business and new companies attempt to enter the insurance and reinsurance business as a result of better pricing and/or terms;

•

the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies, such as banks and brokerage firms, to engage in certain insurance activities), which could result in increased competition from financial services companies;

•	the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

•	changing practices caused by the Internet, which have led to greater competition in the insurance business.

        These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance and reinsurance available. The significant amount of capital in the property and casualty marketplace has, until recently, resulted in the supply of insurance and reinsurance outpacing demand. This oversupply has made it difficult to achieve a level of rate adequacy related to the amount of risk undertaken. Although rates have improved recently, continued oversupply may negatively influence the sustainability of adequate rate changes, and accordingly, have an adverse effect on our earnings.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

        Like all insurers, we establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future events. However, in many cases significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Further, liabilities for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development.

        If, during that time, actual losses and loss adjustment expenses develop faster or are larger than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. As a result, we would incur a charge to earnings in the period the reserves are increased. For example, in the third quarter of 2000, we took a charge of approximately $60 million to our pre-tax earnings as a result of higher than expected loss and loss adjustment expenses in certain lines of our reinsurance business.

        Reserve estimates are continually refined through an ongoing process as further claims are reported and settled and additional information concerning loss experience becomes known. Because setting reserves is inherently uncertain, our current reserves may prove inadequate in light of subsequent developments. As stated in the preceding paragraph, should we need to increase our reserves, our earnings for the period will generally decrease by a corresponding amount. Therefore, future reserve increases could have a material adverse effect on our results of operations and financial condition.

We have exposure to unpredictable catastrophes, which can materially affect our financial results.

        We are subject to claims arising out of catastrophes that may have a significant effect on our results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance and may have a material adverse impact on our financial condition, results of operations and liquidity.

        Man-made events, such as terrorism, can also cause catastrophes. For example, the attack on the World Trade Center resulted in approximately $30 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection, for 2001. This estimate is based on our analysis of the available facts known by us to date and our examination of known exposures. However, it is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts, and the possible development of additional facts related to the attack. As more information becomes available, we may need to increase our estimate of these losses.

        We are currently attempting to exclude coverage of losses due to terrorist activity in our assumed reinsurance contracts and in our surplus lines insurance agreements where underwriters determine that there is a significant risk of loss from terrorism activities. For the commercial insurance business offered by The PMA Insurance Group, excluding our workers’ compensation business, state insurance departments must approve the terms of our insurance forms and new exclusions included in those forms. As of January 31, 2002, all states except for California, Georgia, Florida and New York, have approved terrorism exclusions for polices on commercial insurance business, other than workers’

compensation insurance. Accordingly, we are attempting to include terrorism exclusions when permitted. With respect to workers’ compensation insurance, terrorism exclusions are not permitted under workers’ compensation laws of any state or jurisdiction in which we operate. When underwriting existing and new workers’ compensation business, we are considering the added potential risk of loss due to terrorist activity, and this may lead us to decline to write or non-renew certain business. However, even when terrorism exclusions are permitted, because our clients may object to a terrorism exclusion in connection with business that we may still desire to write without an exclusion, some or many of our insurance policies or reinsurance contracts may not include a terrorism exclusion. Therefore, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

        We follow the customary insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. The collectibility of reinsurance is largely a function of the solvency of reinsurers. We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

We face a risk of non-availability of reinsurance, which could materially affect our ability to write business and our results of operations.

        Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. We cannot assure you that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or reduce our insurance writings. Due to the terrorist attack on the World Trade Center, for example, our reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected our business written or our results of operations, future terrorist attacks leading to claims under policies that we have written without terrorism exclusions may have a material adverse effect on our results of operations.

Because insurance ratings are important to our policyholders, downgrades in our insurance ratings may adversely affect us.

        Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations. A. M. Best, Standard & Poor’s and Moody’s Investor Services currently rate our principal insurance subsidiaries. Please see “Competition — Ratings” on page 22 for a description of our ratings.

        A downgrade in these ratings could affect our competitive position in the insurance industry and make it more difficult for us to market our products. A significant downgrade could result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

Because we are heavily regulated by the states in which we do business, we may be limited in the way we operate.

        We are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	limitations on the rates that we may charge on our workers' compensation business;

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

        The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance operations or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.

Because our reinsurance operations depend on a few reinsurance brokers for a large portion of their revenue, loss of business provided by them could adversely affect us.

        We market our reinsurance products through reinsurance brokers. Four brokerage firms accounted for 80% of our reinsurance gross premiums written and 37% of our consolidated gross premiums written for the year ended December 31, 2001. Please see “PMA Re — Distribution” on page 5 for a further description of our broker relationships. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

Because our investment portfolio is made up primarily of fixed-income securities, the fair value of our investment portfolio and our investment income could suffer as a result of fluctuations in interest rates.

        We currently maintain and intend to continue to maintain an investment portfolio made up primarily of fixed-income securities. The fair value of these securities can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed-income securities will generally increase or decrease with interest rates. Our overall investment strategy is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers, industry segments and geographic regions. All of our fixed-income securities are classified as available for sale; as a result, changes in the market value of our fixed-income securities are reflected in our balance sheet. Accordingly, changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed-income investments, which could have an adverse effect on our results of operations and financial condition.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our obligations and pay dividends.

        We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Approximately $56 million of dividends are available to be paid to us in 2002 from our domestic insurance subsidiaries without prior regulatory approval. In addition to the regulatory restrictions, our existing revolving credit and letter of credit facilities limit the amount of dividends that our subsidiaries may pay to us. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our debt obligations or to pay dividends on our capital securities.

The covenants in our debt agreements could limit our financial and operational flexibility, which could have an adverse effect on our financial condition, and limit the amount of dividends that we can pay on any class of capital stock.

        We have incurred indebtedness and may incur additional indebtedness in the future. At December 31, 2001, we had $62.5 million outstanding under our credit facility and $27.9 million outstanding in letters of credit under our secured letter of credit facility. The agreements governing our indebtedness contain numerous covenants that limit, or have the effect of limiting, our ability to, among other things, borrow money, sell assets, merge or consolidate and make investments. These restrictions could limit our ability to take advantage of business and investment opportunities, and therefore, could adversely affect our financial condition, liquidity and results of operations. In addition, these agreements limit our ability to pay dividends on our Class A Common stock. In 2002, under the most restrictive covenants of these agreements, we would be able to pay dividends of approximately $15 million on any class of capital stock.

Our business is dependent upon our key executives who do not have employment agreements with restrictive covenants and can leave our employment at any time.

        Our success depends significantly on the efforts and abilities of our Chairman, Frederick W. Anton III; our President and Chief Executive Officer, John W. Smithson; the President and Chief Operating Officer of PMA Re, Stephen G. Tirney; the President and Chief Operating Officer of The PMA Insurance Group, Vincent T. Donnelly; and the President and Chief Operating Officer of Caliber One, Ronald S. Austin. We do not presently have employment agreements that include restrictive covenants with our key executives. Accordingly, our key executives may leave our employment at any time. Because our business is based to some extent upon relationships with our brokers and insureds, our future results of operations could be adversely affected if we are unable to retain our current executives or to attract new executives.

Item 2.  Properties

        The Company’s and PMA Re’s headquarters are located in 87,500 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group’s headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. Caliber One’s headquarters are located in approximately 50,000 square feet of leased office space in Yardley, Pennsylvania.

        Through various wholly owned subsidiaries, the Company also owns and occupies additional office facilities in three other locations and rents additional office space for its insurance operations in 16 other locations. The Company believes that such owned properties are suitable and adequate for its current business operations.

Item 3.  Legal Proceedings

        We are continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against it by our policyholders or other insurers. While the outcome of all litigation involving us, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

        Our executive officers are as follows:

Name	Age	Position
John W. Smithson	56	President and Chief Executive Officer
Frederick W. Anton III	68	Chairman of the Board
Ronald S. Austin	44	President and Chief Operating Officer -
		Caliber One Management Company
Vincent T. Donnelly	49	President and Chief Operating Officer -
		The PMA Insurance Group
Francis W. McDonnell	45	Senior Vice President, Chief Financial Officer
		and Treasurer
Robert L. Pratter	57	Senior Vice President, General Counsel and
		Secretary
Stephen G. Tirney	48	President and Chief Operating Officer -
		PMA Re Management Company

        John W. Smithson has served as our President and Chief Executive Officer since May 1997, and as a director since 1987. Mr. Smithson served as our President and Chief Operating Officer from 1995 to May 1997. He has also served as Chairman and Chief Executive Officer of the following subsidiaries: PMA Capital Insurance Company since 1984; The PMA Insurance Group since 1995; Caliber One Management Company since 1997; Caliber One Indemnity Company since 1997; and PMA Re Management Company since 2000.

        Frederick W. Anton III has served as Chairman of the Board since 1995 and as a director since 1972. Mr. Anton served as Chairman of the Board and Chief Executive Officer from 1995 to May 1997, and as President and Chief Executive Officer from 1981 to 1995.

        Ronald S. Austin has served as the President and Chief Operating Officer of Caliber One Management Company and Caliber One Indemnity Company since 1997, and has served as Executive Vice President of PMA Capital Insurance Company since November 2000. From 1988 to 1997, Mr. Austin served as an officer and director of General Star Management Company, a subsidiary of the General Re Group.

        Vincent T. Donnelly has served as President and Chief Operating Officer of The PMA Insurance Group since February 1997, and has served as Executive Vice President of PMA Capital Insurance Company since November 2000. Mr. Donnelly served as Senior Vice President — Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

        Francis W. McDonnell has served as our Senior Vice President and Chief Financial Officer since 1995 and as Treasurer since 1997, and has served as Vice President and Chief Financial Officer of PMA Capital Insurance Company since 1995.

        Robert L. Pratter has served as our Senior Vice President, General Counsel and Secretary since 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company since November 2000. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane, Morris & Heckscher LLP.

        Stephen G. Tirney has served as President and Chief Operating Officer of PMA Re Management Company, since November 2000, Executive Vice President of PMA Capital Insurance Company since November 2000 and President and Chief Operating Officer of PMA Reinsurance Corporation from 1997 to November 2000. Mr. Tirney served as Executive Vice President of PMA Reinsurance Corporation from 1993 to 1997.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters

Market For Class A Common Stock

        The “Class A Common Stock Prices” under the caption “Quarterly Financial Information” and the last paragraph on page 74 of the Annual Report, as well as the information under the captions “Securities Listing” and “Dividends” on page 77 of the Annual Report are incorporated herein by reference. Further, the information in Note 8 to the Financial Statements in the Annual Report and under the caption “Regulatory Matters—Restrictions on Subsidiaries’ Dividends and Other Payments” in Item 1 of this Form 10-K is incorporated herein by reference.

Related Shareholder Matters

        On November 21, 2001, we commenced an offering of 8,500,000 shares of Class A Common Stock by filing a registration statement on Form S-3, No. 333-72952. The offering was joint lead-managed by Credit Suisse First Boston (bookrunner) and Banc of America Securities LLC, and was co-managed by Sandler O’Neill & Partners, L.P. The offering closed on December 19, 2001, and we sold 9,775,000 shares in the offering, including the underwriters’ overallotment option for 1,275,000 shares, at $17.25 per share. We realized proceeds of $157.9 million, net of issuance costs of $585,000 and underwriting discounts and commissions of $10.2 million. We used $62.5 million of the proceeds to repay a portion of our outstanding debt under our revolving credit facility and the remainder was contributed to the capital of our insurance subsidiaries.

Item 6.  Selected Financial Data

        The information under the caption “Selected Financial Data” on pages 26 and 27 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 48 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

        The information under the caption “Market Risk of Financial Instruments” on pages 44 and 45 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

        Our Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 49 through 72 and the Report of Independent Accountants on page 73 of the Annual Report are incorporated herein by reference, as is the unaudited “Income Statement Data” and “Per Share Data” under the caption “Quarterly Financial Information” on page 74 of the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “Nominees For Election” and “Directors Continuing in Office” on pages 5 through 7 of our Proxy Statement, dated March 22, 2002 for the 2002 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27 of the Proxy Statement.

Item 11.  Executive Compensation

        The information under the caption “Compensation of Executive Officers” on pages 10 through 13 and under the caption “Director Compensation” on page 8 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information under the caption “Beneficial Ownership of Class A Common Stock” on pages 3 through 5 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        The information under the caption “Certain Transactions” on pages 17 and 18 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1)

The following consolidated financial statements of PMA Capital and its subsidiary companies and Report of Independent Accountants, included on pages 49 through 73 of the Annual Report are incorporated herein by reference:

•	Consolidated Balance Sheets at December 31, 2001 and 2000

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

(a) (2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	The Exhibits are listed in the Index to Exhibits on pages E-1 through E-4.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2001:

During the quarterly period ended December 31, 2001, the Company filed the following reports on Form 8-K:

• dated November 7, 2001, Items 5 and 9 – containing a news release regarding its third quarter 2001 results and informing investors that its third quarter 2001 statistical supplement is available on its website.

• dated November 8, 2001, Item 9 – containing a news release announcing that it has filed a registration statement with the Securities and Exchange Commission covering an offering of shares of its common stock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, and in the capacities indicated, by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 19, 2002	By: /s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2002.

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

* By: /s/ Charles A. Brawley, III Charles A. Brawley, III Attorney-in-Fact

PMA Capital Corporation
Index to Financial Statement Schedules

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2001 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2001	2000

Assets
Cash	$1	$435
Investment in subsidiaries	741,700	633,336
Deferred income taxes, net	20,953	7,845
Other assets	8,040	8,110

Total assets	$770,694	$649,726

Liabilities
Short-term debt	$62,500	$100,500
Long-term debt	-	62,500
Related party payables	66,773	17,887
Other liabilities	29,415	28,793

Total liabilities	158,688	209,680

Shareholders' Equity
Class A Common stock, $5 par value (40,000,000 shares authorized;
2001 - 34,217,945 shares issued and 31,167,006 outstanding
2000 - 24,442,945 shares issued and 21,573,316 outstanding	171,090	122,214
Additional paid-in capital	109,331	339
Retained earnings	382,165	384,694
Accumulated other comprehensive income (loss)	5,375	(14,373)
Notes receivable from officers	(158)	(56)
Treasury stock, at cost (2001 – 3,050,939 shares; 2000 – 2,869,629 shares)	(55,797)	(52,772)

Total shareholders' equity	612,006	440,046

Total liabilities and shareholders' equity	$770,694	$649,726

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Years Ended December 31,
(dollar amounts in thousands)	2001	2000	1999

Revenues:
Net investment income (expense)	$45	$(60)	$(14)
Other revenues	50	653	98

Total revenues	95	593	84

Expenses:
General expenses	6,143	5,189	8,012
Interest expense	7,629	12,708	12,434

Total expenses	13,772	17,897	20,446

Loss before income taxes and equity in earnings of subsidiaries	(13,677)	(17,304)	(20,362)

Income tax benefit	(16,415)	(11,628)	(6,426)

Income (loss) before equity in earnings of subsidiaries	2,738	(5,676)	(13,936)

Equity in earnings of subsidiaries	4,365	7,001	39,530

Net income	$7,103	$1,325	$25,594

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Years ended December 31,
(dollar amounts in thousands)	2001	2000	1999

Cash Flows From Operating Activities:
Net income	$7,103	$1,325	$25,594
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(4,365)	(7,001)	(39,530)
Dividends received from subsidiaries	29,600	35,925	43,206
Net tax sharing payments received from subsidiaries	2,403	6,404	21,798
Deferred income tax expense (benefit)	(12,520)	(4,091)	5,926
Other, net	(9,583)	3,838	(5,173)

Net cash flows provided by operating activities	12,638	36,400	51,821

Cash Flows From Investing Activities:
Cash contributions to subsidiaries	(103,850)	(9,000)	(7,100)

Net cash flows used in investing activities	(103,850)	(9,000)	(7,100)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	157,868	-	-
Dividends paid to shareholders	(9,035)	(8,020)	(7,795)
Proceeds from exercise of stock options	1,387	2,866	6,035
Purchase of treasury stock	(5,323)	(18,427)	(30,241)
Repayments of debt	(100,500)	-	-
Net repayments (issuance) of notes receivable from officers	(102)	-	442
Change in related party receivables and payables	46,483	(3,989)	(12,557)

Net cash flows provided by (used in) financing activities	90,778	(27,570)	(44,116)

Net increase (decrease) in cash	(434)	(170)	605
Cash - beginning of year	435	605	-

Cash - end of year	$1	$435	$605

Supplementary cash flow information:
Income taxes paid (refunded)	$(8,991)	$7,300	$12,352
Interest paid	$8,163	$12,615	$12,263

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2001:
PMA Re	$34,286	$1,047,503	$105,085	$340,401	$45,361	$297,623	$71,013	$20,188	$360,604
The PMA Insurance Group	24,932	1,107,141	146,658	346,574	39,444	258,933	60,909	40,181	355,547
Caliber One	5,132	189,534	56,549	46,232	3,124	60,207	7,060	8,257	53,674
Corporate and Other(2)	-	(19,739)	-	(767)	(984)	-	-	9,389	(767)

Total	$64,350	$2,324,439	$308,292	$732,440	$86,945	$616,763	$138,982	$78,015	$769,058

December 31, 2000:
PMA Re	$22,969	$871,727	$90,851	$251,109	$51,125	$229,925	$65,522	$14,084	$261,505
The PMA Insurance Group	23,554	1,058,524	138,554	252,348	47,969	189,001	46,464	34,495	268,839
Caliber One	1,999	132,104	40,329	28,799	4,424	30,462	668	9,107	16,043
Corporate and Other(2)	-	(9,217)	-	(832)	(927)	-	-	9,395	(832)

Total	$48,522	$2,053,138	$269,734	$531,424	$102,591	$449,388	$112,654	$67,081	$545,555

December 31, 1999:
PMA Re	$23,446	$743,528	$88,183	$293,862	$57,686	$206,891	$80,749	$13,589	$278,998
The PMA Insurance Group	20,558	1,144,087	120,928	221,934	50,282	166,674	39,378	38,909	233,713
Caliber One	4,945	54,809	51,241	24,729	2,459	18,908	4,241	3,956	51,237
Corporate and Other(2)	-	(9,823)	-	(438)	(370)	-	-	10,368	(438)

Total	$48,949	$1,932,601	$260,352	$540,087	$110,057	$392,473	$124,368	$66,822	$563,510

(1) Net investment income is based on each segment's invested assets.

(2) Corporate and Other includes unallocated investment income and expenses, including debt service, as well as the results of certain of our real estate properties. Corporate and Other also includes the effect of eliminating intercompany transactions.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2001:

Property and liability insurance premiums	$508,821	$243,356	$466,975	$732,440	64%

Year Ended December 31, 2000:

Property and liability insurance premiums	$416,152	$278,556	$393,828	$531,424	74%

Year Ended December 31, 1999:

Property and liability insurance premiums	$328,590	$154,532	$366,029	$540,087	68%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2001:
Allowance for uncollectible accounts:
Premiums receivable	$16,630	($4,358)	$311	$12,583
Reinsurance receivables	4,328	234	-	4,562

Year ended December 31, 2000:
Allowance for uncollectible accounts:
Premiums receivable	$18,088	($1,450)	($8)	$16,630
Reinsurance receivables	5,528	(1,200)	-	4,328

Year ended December 31, 1999:
Allowance for uncollectible accounts:
Premiums receivable	$19,874	$275	($2,061)	$18,088
Reinsurance receivables	2,178	3,350	-	5,528

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)

Affiliation with registrant	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses incurred related to Current Prior year(2) years(2)		Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Consolidated property-casualty
subsidiaries:

December 31, 2001	$64,350	$2,324,439	$113,712	$308,292	$732,440	$86,945	$586,392	$23,512	$138,982	$602,355	$769,058

December 31, 2000	48,522	2,053,138	103,994	269,734	531,424	102,591	432,767	6,491	112,654	556,053	545,555

December 31, 1999	48,949	1,932,601	180,379	260,352	540,087	110,057	409,554	(32,514)	124,368	455,293	563,510

(1) - Reserves discounted at approximately 5%.

(2) - Excludes accretion of loss reserve discount of $6,859, $10,130 and $15,433 in 2001, 2000 and 1999, respectively.

PRICEWATERHOUSECOOPERS LLP (LOGO)

PricewaterhouseCoopers LLP
Two Commerce Square, Suite 1700
2001 Market Street Philadelphia PA 19103-7042
Telephone (267) 330 3000
Facsimile (267) 330 3300

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
PMA Capital Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 2002 appearing in the 2001 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 6, 2002

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 2001 and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 2001 and incorporated herein by reference.
(4)		Instruments defining the rights of security holders, including indentures:
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.
(10)		Material Contracts: Exhibits 10.1 through 10.24 are management contracts or compensatory plans.
	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
	10.2	PMA Capital Corporation 401(k) Excess Plan, dated March 29, 2001.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
	10.3	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 1999), dated March 29, 2001.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated Effective January 1, 1999), dated March 7, 2001.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
	10.5	PMA Capital Corporation Executive Management Pension Plan, dated March 7, 2001.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
	10.6	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.

10.7	Amended and Restated Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed and Trust of Frederick W. Anton III.	Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.8	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.9	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.10	Employment Agreement dated May 1, 1995 between the Company and John W. Smithson.	Filed as Exhibit 10.2 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.11	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.12	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.
10.13	Company's Amended and Restated 1987 Incentive Stock Option Plan.	Filed as Exhibit 10.5 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.14	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed as Exhibit 10.6 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.15	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.16	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.7 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.

10.17	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.18	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.8 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.19	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.20	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.9 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.21	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.22	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.10 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.23	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.24	Company's 1999 Equity Incentive Plan.	Filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A dated March 26, 1999 and incorporated herein by reference.
10.25

Credit Agreement dated as of March 14, 1997 by and among the Company, The Bank of New York, First Union National Bank of North Carolina, Fleet National Bank, PNC Bank, National Association, Mellon Bank, N.A., CoreStates Bank, N.A. and Dresdner Bank AG, New York Branch and Grand Cayman Branch.

Filed as Exhibit 10.13 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
10.26	First Amendment, dated as of October 2, 1998, to the Credit Agreement dated as of March 14, 1997.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended September 30, 1998 and incorporated herein by reference.

	10.27	Second Amendment and Consent, dated as of November 17, 2000, to the Credit Agreement dated as of March 14, 1997.	Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
	10.28	Third Amendment, dated as of December 7, 2001, to the Credit Agreement dated as of March 14, 1997.	Filed herewith.
	10.29	Master Agreement dated as of February 7, 1997 between the Company and First Union National Bank of North Carolina.	Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10 dated June 26, 1997 and incorporated herein by reference.
	10.30	Letter of Credit Agreement dated as of December 4, 2001, by and among the Company and Certain Co-Applicants and Fleet National Bank and Other Banks Party Thereto.	Filed herewith.
	10.31	Pledge and Security Agreement, dated as of December 4, 2001, by and among the Company and Certain Co-Applicants and Fleet National Bank and Other Banks Party Thereto.	Filed herewith.
	10.32	Form of Control Agreement, dated as of December 4, 2001, by and among the Company, Certain Pledgors and Fleet National Bank.	Filed herewith.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(13)		Portions of the Company's 2001 Annual Report to Shareholders, which are expressly incorporated by reference in this Form 10-K, are "filed" as part of this Form 10-K.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Accountants.	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.
	24.2	Certified Resolutions.	Filed herewith.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary