Form 10-Q
period 2002-03-31
PMA CAPITAL CORP
filed 2002-05-15
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 31,260,356 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2002.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of March 31, 2002	As of December 31, 2001

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2002 - $1,432,814; 2001 - $1,416,901)	$1,415,440	$1,425,281
Short-term investments, at amortized cost which approximates fair value	475,444	350,054
Cash	8,414	20,656

Total investments and cash	1,899,298	1,795,991
Accrued investment income	23,362	19,121
Premiums receivable (net of valuation allowance:
2002 - $12,695; 2001 - $12,583)	379,878	301,104
Reinsurance receivables (net of valuation allowance:
2002 - $4,562; 2001 - $4,562)	1,278,152	1,210,764
Deferred income taxes, net	100,575	82,120
Deferred acquisition costs	78,677	64,350
Funds held by reinsureds	172,986	145,239
Other assets	206,316	184,290

Total assets	$4,139,244	$3,802,979

Liabilities:
Unpaid losses and loss adjustment expenses	$2,346,938	$2,324,439
Unearned premiums	411,987	308,292
Short-term debt	62,500	62,500
Accounts payable, accrued expenses and other liabilities	295,412	217,490
Funds held under reinsurance treaties	248,052	227,892
Dividends to policyholders	17,301	17,132
Payable under securities loan agreements	181,567	33,228

Total liabilities	3,563,757	3,190,973

Commitments and contingencies (Note 5)
Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2002 - 34,217,945 shares issued and 31,247,356 outstanding
2001 - 34,217,945 shares issued and 31,167,006 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	360,906	382,165
Accumulated other comprehensive income (loss)	(11,561)	5,375
Notes receivable from officers	(60)	(158)
Treasury stock, at cost (shares: 2002 - 2,970,589 and 2001 - 3,050,939)	(54,219)	(55,797)

Total shareholders' equity	575,487	612,006

Total liabilities and shareholders' equity	$4,139,244	$3,802,979

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share data)	2002	2001

Revenues:
Net premiums written	$288,641	$195,021
Change in net unearned premiums	(88,967)	(40,809)

Net premiums earned	199,674	154,212
Net investment income	22,586	22,333
Net realized investment gains	1,392	3,751
Other revenues	3,723	13,303

Total revenues	227,375	193,599

Losses and expenses:
Losses and loss adjustment expenses	186,218	145,679
Acquisition expenses	41,494	24,986
Operating expenses	22,117	19,177
Dividends to policyholders	3,604	4,111
Interest expense	527	2,195

Total losses and expenses	253,960	196,148

Loss before income taxes	(26,585)	(2,549)

Income tax benefit:
Current	-	(2,641)
Deferred	(9,338)	(7,999)

Total	(9,338)	(10,640)

Net income (loss)	$(17,247)	$8,091

Net income (loss) per share:
Basic	$(0.55)	$0.38

Diluted	$(0.55)	$0.37

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$(17,247)	$8,091
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income tax benefit	(9,338)	(7,999)
Net realized investment gains	(1,392)	(3,751)
Gain on sale of real estate	-	(9,763)
Change in:
Premiums receivable and unearned premiums, net	24,921	23,517
Dividends to policyholders	169	539
Reinsurance receivables	(17,388)	(43,585)
Unpaid losses and loss adjustment expenses	22,499	34,925
Funds held by reinsureds	(27,747)	(12,965)
Funds held under reinsurance treaties	20,160	8,963
Accrued investment income	(4,241)	(1,357)
Deferred acquisition costs	(14,327)	(7,440)
Accounts payable, accrued expenses and other liabilities	19,499	25,679
Other, net	(16,844)	(1,332)

Net cash flows provided by (used in) operating activities	(21,276)	13,522

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(212,679)	(237,337)
Maturities or calls	47,096	70,274
Sales	155,016	271,971
Net sales of short-term investments	23,798	35,710
Proceeds from sale of real estate	-	14,401
Other, net	(2,894)	(1,726)

Net cash flows provided by investing activities	10,337	153,293

Cash flows from financing activities:
Dividends paid to shareholders	(2,246)	(2,258)
Proceeds from exercise of stock options	845	229
Purchase of treasury stock	-	(1,418)
Repayments of long-term debt	-	(38,000)
Net repayments (issuance) of notes receivable from officers	98	(110)

Net cash flows used in financing activities	(1,303)	(41,557)

Net increase (decrease) in cash	(12,242)	125,258
Cash - beginning of period	20,656	5,604

Cash - end of period	$8,414	$130,862

Supplementary cash flow information:
Income taxes refunded	$(1,000)	$(8,250)
Interest paid	$605	$2,708

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Net income (loss)	$(17,247)	$8,091

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(15,839)	17,645
Less: reclassification adjustment for gains
included in net income (net of tax
expense: 2002 - $487; 2001 - $1,313)	(905)	(2,438)

Total unrealized gain (loss) on securities	(16,744)	15,207
Foreign currency translation loss, net of tax
benefit: 2002 - ($103); 2001 - ($242)	(192)	(438)

Other comprehensive income (loss), net of tax	(16,936)	14,769

Comprehensive income (loss)	$(34,183)	$22,860

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Notes to the Consolidated Financial Statements

1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital is an insurance holding company that operates specialty risk management businesses:

PMA Re — PMA Capital’s reinsurance operations offer excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Caliber One — Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment will be reported as Run-off operations commencing with the second quarter of 2002. See Notes 2B and 8 for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2002 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2001 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2001.

B. Recent Accounting Pronouncements – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. As of March 31, 2002, the Company had approximately $4.3 million of goodwill, which is included in other assets on the balance sheet. Amortization of Goodwill was $55,000 for the first quarter of 2001. See Note 8 for additional information regarding goodwill associated with Caliber One.

On May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company will account for the discontinuation of this business under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

Under SFAS No. 144, if the Company places Caliber One into run-off, then it will report the results of operations of this segment in results from continuing operations from the Run-off segment until all operations cease. If the Company disposes of Caliber One’s operations through the sale of the entire business and meets the requirements set forth in SFAS No. 144, then the Company will report the results of operations for Caliber One, less applicable taxes, in the statement of operations as discontinued operations. The long-lived assets of this segment will be tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. Any resulting impairment loss will be included in income from continuing or discontinued operations depending upon the means by which the Company disposes of the business as discussed above. See Note 8 for additional information.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company does not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and does not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2002, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the ultimate amount that it would have to pay for all events that occurred as of March 31, 2002 is $2,346.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate also includes amounts for losses occurring prior to March 31, 2002 whether or not these claims have been reported to the Company.

Unpaid losses and loss adjustment expenses (“LAE”) reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as claims severity and frequency. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40.0 million, net of $21.0 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily general liability, including policies covering contractors’ liability for construction defects; professional liability policies for the nursing homes class of business; and commercial automobile, mainly for accident years 2000 and prior.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2002, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4. REINSURANCE

In the ordinary course of business, the Company’s reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various insurance pools and associations. The reinsurance and insurance subsidiaries cede business in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Premiums earned:
Direct	$153,769	$117,533
Assumed	130,731	94,183
Ceded	(84,826)	(57,504)

Net	$199,674	$154,212

Losses and LAE:
Direct	$179,892	$129,776
Assumed	97,440	77,043
Ceded	(91,114)	(61,140)

Net	$186,218	$145,679

5. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as tobacco, mold and other claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at March 31, 2002.

The Company has provided guarantees of approximately $9.8 million, primarily related to loans on properties in which the Company has an interest.

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

6. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator, net income (loss), for the basic and diluted earnings per share calculation.

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Denominator:
Basic shares - weighted average shares outstanding	31,200,340	21,503,327
Effect of dilutive stock options	-	404,637

Total diluted shares	31,200,340	21,907,964

The effects of 3.3 million and 932,000 stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because they would have been anti-dilutive.

7. BUSINESS SEGMENTS

Our revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Revenues:
PMA Re	$95,808	$86,067
The PMA Insurance Group	118,078	92,494
Caliber One	12,423	1,089
Corporate and Other	(326)	10,198

Operating revenues	225,983	189,848
Net realized investment gains	1,392	3,751

Total revenues	$227,375	$193,599

Components of pre-tax operating
loss(1) and net income (loss):
PMA Re	$12,937	$5,922
The PMA Insurance Group	6,407	5,717
Caliber One	(43,088)	(22,313)
Corporate and Other	(4,233)	4,374

Pre-tax operating loss	(27,977)	(6,300)
Net realized investment gains	1,392	3,751

Loss before income taxes	(26,585)	(2,549)
Income tax benefit	(9,338)	(10,640)

Net income (loss)	$(17,247)	$8,091

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

8. SUBSEQUENT EVENT

On May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by Caliber One. The Company is presently evaluating its options to dispose of this business, including disposal through a sale transaction or through run-off of the in-force policies and outstanding claim obligations. As a result of the decision to exit the excess and surplus lines business, the Company currently expects that, based on a preliminary assessment of the costs to exit this business, its second quarter 2002 results will include a charge estimated to be in the range of approximately $35 million to $45 million pre-tax ($25 million to $30 million after-tax). Components of the charge are expected to include expenses associated with reinsurance costs for the exited business, long-term lease costs, severance and long-lived and other asset impairment charges, including the write off of $1.3 million of goodwill attributable to the Caliber One business segment. As a result of the Company’s second quarter decision to exit the excess and surplus lines business, the results of this segment will be reported as Run-off operations commencing with the second quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2002, compared with December 31, 2001, and our results of operations for the quarter ended March 31, 2002, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders (pages 28 through 48), to which the reader is directed for additional information. The term “GAAP” refers to generally accepted accounting principles.

Consolidated Results

The major components of operating revenues, pre-tax operating loss and net income (loss) are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Operating revenues:
Net premiums written	$288,641	$195,021

Net premiums earned	$199,674	$154,212
Net investment income	22,586	22,333
Other revenues	3,723	13,303

Total operating revenues	$225,983	$189,848

Components of pre-tax operating
loss(1) and net income (loss):
PMA Re	$12,937	$5,922
The PMA Insurance Group	6,407	5,717
Caliber One	(43,088)	(22,313)
Corporate and Other	(4,233)	4,374

Pre-tax operating loss	(27,977)	(6,300)
Net realized investment gains	1,392	3,751

Loss before income taxes	(26,585)	(2,549)
Income tax benefit	(9,338)	(10,640)

Net income (loss)	$(17,247)	$8,091

(1)

Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. Pre-tax operating income (loss) is defined as income (loss) from continuing operations before income taxes, excluding net realized investment gains and losses. We exclude net realized investment gains (losses) from the profit and loss measure we utilize to assess the performance of our operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Consolidated operating revenues increased to $226.0 million for the three months ended March 31, 2002, compared to $189.8 million for the same period last year, primarily reflecting higher net premiums earned. A $9.8 million gain on the sale of real estate recorded in Corporate and Other is included in operating revenues as a component of other revenues for the three months ended March 31, 2001.

Operating income (loss) is one of the primary performance measures we use to monitor and assess the performance of our insurance operations. Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. We recorded a pre-tax operating loss of $28.0 million for the quarter ended March 31, 2002, compared to a pre-tax operating loss of $6.3 million for the same period last year.

Pre-tax operating results for the first quarter of 2002 and 2001 include pre-tax losses from Caliber One, reflecting higher than expected losses and loss adjustment expenses (“LAE”), including unfavorable prior year development of $40.0 million and $13.5 million for the first quarter of 2002 and 2001, respectively. On May 1, 2002, we announced our decision to withdraw from the excess and surplus lines market. See Recent Developments on page 12 for additional information. Pre-tax operating income for PMA Re and The PMA Insurance Group improved for the first quarter of 2002, compared to the same period last year, reflecting improved underwriting results. Pre-tax operating results for Corporate and Other in 2001 include a pre-tax gain of $9.8 million on the sale of certain real estate properties.

We recorded an after-tax operating loss of $18.2 million for the first quarter of 2002, compared to after-tax operating income of $5.7 million for the same period last year. After-tax operating income for 2001 includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of our 1996 tax return.

We recorded a net loss of $17.2 million for the first quarter of 2002, compared to net income of $8.1 million for the same period last year. Net income (loss) includes after-tax gains and losses on the sale of investments. After-tax net realized investment gains were $905,000 and $2.4 million for the three months ended March 31, 2002 and 2001, respectively. The after-tax net realized investment gains in 2001 reflect sales of investments in a declining interest rate environment pursuant to a shift in the mix of our invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance the portfolio’s yield.

Business Outlook

Based on our current expectations regarding full year 2002 performance for our ongoing business segments, which exclude the losses from our excess and surplus lines business and the costs associated with our exit from this business, we currently expect to continue to benefit from higher rates and improving margins.

So far in 2002, rate increases for PMA Re’s products, which we measure by the level of premium increase on renewed in-force business, averaged 20% on all of PMA Re’s business, with our Traditional and Specialty treaty renewal business generating approximately 30% higher premiums on their renewed in-force business. Rate increases for The PMA Insurance Group’s workers’ compensation product have increased by approximately 15% so far in 2002 with rate increases for substantially all of their other commercial lines coverages up by 20% or more. We currently believe there will be continued price strengthening and restricted terms and conditions throughout 2002, and we are estimating that this will allow us to increase consolidated written premiums for our ongoing businesses by approximately 30% to 35%.

We currently expect premiums to continue to outpace loss cost and expense trends, and that embedded underwriting margins will continue to be strong. This should allow us to come reasonably close to achieving our combined ratio goal of 100% or better for PMA Re and 104% or better for The PMA Insurance Group.

A key component of our earnings potential is the opportunity to increase our investment income. For 2002, we currently expect that our investment income will increase both because of the higher invested asset base resulting from our revenue growth at PMA Re and The PMA Insurance Group and our expected change to positive cash flow at The PMA Insurance Group.

Overall, we expect after-tax operating income for our ongoing operations to be in the range of $1.35 to $1.45 per share. This estimate of our full year 2002 operating income does not include after-tax losses of $1.69 to $1.85 per share that we currently expect from our Caliber One run-off business segment. In addition, our 2002 outlook for operating income does not include realized investment gains and losses, which were $0.03 per share for the first quarter of 2002.

Recent Developments

On May 1, 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by Caliber One. We are presently evaluating our options to dispose of this business, including disposal through a sale transaction or through run-off of the in-force policies and outstanding claim obligations. Our decision to withdraw from this business will allow us to focus our financial and management resources on our well-established and long-standing commercial reinsurance and insurance operations at PMA Re and The PMA Insurance Group, which provide us with the best opportunity to meet our long-term growth and return on equity goals. As a result of our decision to exit the excess and surplus lines business, we currently expect that, based on a preliminary assessment of the costs to exit this business, our second quarter 2002 results will include a charge estimated to be in the range of approximately $35 million to $45 million pre-tax ($25 million to $30 million after-tax). Components of the charge are expected to include expenses associated with reinsurance costs for the exited business, long-term lease costs, severance and long-lived and other asset impairment charges, including the write off of $1.3 million of goodwill attributable to the Caliber One business segment. As a result of our second quarter decision to exit the excess and surplus lines business, the results of this segment will be reported as Run-off operations commencing with the second quarter of 2002.

Following our first quarter 2002 earnings release and announcement to withdraw from the excess and surplus lines marketplace served by Caliber One, A.M. Best Company placed the financial strength rating of Caliber One Indemnity Company under review with negative implications and Standard & Poor’s placed the financial strength ratings of PMA Capital Insurance Company and The PMA Insurance Group’s Pooled Companies on credit watch with negative implications. Depending upon the outcome of a further review of our businesses by A.M. Best and Standard & Poor’s, a downgrade of our ratings is possible.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Net premiums written	$90,325	$63,927

Net premiums earned	$82,041	$73,894
Net investment income	13,767	12,173

Operating revenues	95,808	86,067

Losses and LAE	57,424	64,883
Acquisition and operating expenses	25,447	15,262

Total losses and expenses	82,871	80,145

Pre-tax operating income	$12,937	$5,922

Combined ratio	101.0%	108.4%
Less: net investment income ratio	16.8%	16.5%

Operating ratio	84.2%	91.9%

PMA Re’s pre-tax operating income increased to $12.9 million for the three months ended March 31, 2002, compared to $5.9 million for the same period in 2001, primarily due to improved underwriting results and, to a lesser extent, higher net investment income.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Business Unit:
Finite Risk and Financial Products	$61,323	$33,863
Traditional - Treaty	53,116	35,813
Specialty - Treaty	11,052	6,959
Facultative	10,202	4,276

Total	$135,693	$80,911

Major Lines of Business:
Casualty lines	$86,241	$36,476
Property lines	43,853	44,250
Other lines	5,599	185

Total	$135,693	$80,911

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Business Unit:
Finite Risk and Financial Products	$50,945	$30,830
Traditional - Treaty	28,690	26,176
Specialty - Treaty	7,483	5,473
Facultative	3,207	1,448

Total	$90,325	$63,927

Major Lines of Business:
Casualty lines	$48,705	$25,555
Property lines	36,101	38,191
Other lines	5,519	181

Total	$90,325	$63,927

Gross premiums written increased to $135.7 million in the first quarter of 2002, compared with $80.9 million for the same period last year, reflecting higher premium volume across all of PMA Re’s underwriting units. Rate increases in the first quarter of 2002, as measured by the level of premium increase on renewed in-force business, averaged 20% on all of PMA Re’s business, with our Traditional and Specialty treaty renewal business generating approximately 30% higher premium on their renewed in-force business.

Ceded premiums written increased to $45.4 million in the first quarter of 2002, compared to $17.0 million for the same period last year. The increase in ceded premiums primarily reflects the increase in gross premiums written and an increase in premiums charged by retrocessionaires, which are the companies that reinsure PMA Re.

Net premiums written increased 41% and net premiums earned increased 11% for the first quarter of 2002, compared to the same period in 2001. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in the first quarter of 2002.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2002	2001

Loss and LAE ratio	70.0%	87.8%

Expense ratio:
Acquisition expenses	25.5%	15.4%
Operating expenses	5.5%	5.2%

Total expense ratio	31.0%	20.6%

GAAP combined ratio(1)	101.0%	108.4%

(1)	The combined ratio is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

The loss and LAE ratio improved 17.8 points in the first quarter of 2002, compared with the same period of 2001, primarily due to an improved current accident year loss and LAE ratio, reflecting price increases as well as improvements in terms and conditions. The acquisition expense ratio increased 10.1 points for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to higher commissions paid on Finite Risk and Financial Products contracts written on a pro rata basis. The operating expense ratio increased 0.3 points for the three months ended March 31, 2002, compared to the same period in 2001, primarily reflecting higher salary and benefits expenses, that outpaced the increase in net premiums earned.

Net Investment Income

Net investment income was $13.8 million for the first quarter of 2002, compared to $12.2 million for the same period last year. The improvement in net investment income primarily reflects higher interest earned on invested assets and funds held assets, partially offset by lower yields on the portfolio.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Net premiums written	$176,453	$127,865

Net premiums earned	$105,651	$80,118
Net investment income	8,838	9,648
Other revenues	3,589	2,728

Operating revenues	118,078	92,494

Losses and LAE	77,981	58,934
Acquisition and operating expenses	30,086	23,732
Dividends to policyholders	3,604	4,111

Total losses and expenses	111,671	86,777

Pre-tax operating income	$6,407	$5,717

Combined ratio	103.5%	105.7%
Less: net investment income ratio	8.4%	12.0%

Operating ratio	95.1%	93.7%

Pre-tax operating income for The PMA Insurance Group was $6.4 million for the three months ended March 31, 2002, compared to $5.7 million for the same period in 2001. The increase in operating income for The PMA Insurance Group was primarily due to improved underwriting results, partially offset by modestly lower net investment income.

Premiums

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Workers' compensation and integrated disability:
Direct premiums written	$153,587	$108,092
Premiums assumed	2,235	878
Premiums ceded	(11,851)	(6,119)

Net premiums written	$143,971	$102,851

Commercial Lines:
Direct premiums written	$39,345	$33,224
Premiums assumed	318	384
Premiums ceded	(7,181)	(8,594)

Net premiums written	$32,482	$25,014

Total:
Direct premiums written	$192,932	$141,316
Premiums assumed	2,553	1,262
Premiums ceded	(19,032)	(14,713)

Net premiums written	$176,453	$127,865

Direct workers’ compensation and integrated disability premiums written increased by $45.5 million for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to price increases of 15% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) increased by $6.1 million for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to rate increases of 20% or more for commercial auto and commercial multi-peril lines.

Ceded premiums increased $4.3 million for the three months ended March 31, 2002, compared to the same period in 2001. The increase primarily reflects higher ceded premiums of $5.7 million for workers’ compensation and integrated disability as a result of the increase in direct premiums written as well as an increase in rates being charged by reinsurers. Effective January 1, 2002, The PMA Insurance Group increased its net retention for workers’ compensation to $250,000 per occurrence from $150,000 per occurrence and reduced its deductible to $3 million from $10 million. Partially offsetting the increase in premiums ceded for workers’ compensation were lower premiums ceded of $1.4 million for Commercial Lines, primarily as a result of higher retentions in the Commercial Lines’ reinsurance programs. Effective January 1, 2002, The PMA Insurance Group increased its net retention for these lines to $500,000 per risk from $250,000 per risk.

Net premiums earned increased 32% in 2002, compared to 2001, while net premiums written increased 38%. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in the first quarter of 2002.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2002	2001

Loss and LAE ratio	73.8%	73.6%

Expense ratio:
Acquisition expenses	17.5%	17.5%
Operating expenses(1)	8.8%	9.5%

Total expense ratio	26.3%	27.0%

Policyholders' dividend ratio	3.4%	5.1%

GAAP combined ratio (1)(2)	103.5%	105.7%

(1)

The expense ratio and the combined ratio exclude $2.3 million and $2.1 million for 2002 and 2001, respectively, for direct expenses related to service revenues, which are not included in premiums earned.

(2)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

The loss and LAE ratio in the first quarter of 2002 was essentially level with the same period last year. A minor increase in the current accident year loss and LAE ratio was offset by the level of net discount accretion.

The current accident year loss and LAE ratio increased by 0.6 points in 2002, compared to 2001, as a result of increasing claims severity and rising reinsurance costs. The current accident year loss and LAE ratios for all lines of business reflect price increases and a slight decline in claims frequency. However, a slowdown in the United States economy may change the trend of declining claims frequency. Also, in most economic slowdowns, we have generally experienced increasing claims severity. Further, medical cost inflation continues, which may contribute to increased severity of losses, despite The PMA Insurance Group’s attempt to mitigate medical cost inflation through its affiliation with a national preferred provider organization.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by the recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. The recording of discount exceeded the accretion of discount on prior year reserves for 2002, reflecting the increase in workers’ compensation writings during 2002, whereas the accretion of discount on prior year reserves essentially offset the recording of discount for 2001. The decline in net discount accretion in the first quarter of 2002, compared to the same period in 2001, favorably impacted the loss and LAE ratio by 0.6 points.

Overall, the total expense ratio improved by 0.7 points for the three months ended March 31, 2002, compared to the same period in 2001, as premium growth, driven mainly by pricing increases, outpaced expenses.

The policyholders’ dividend ratio was 3.4% for the three months ended March 31, 2002, compared to 5.1% for the same period in 2001. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The decrease in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group paid lower than expected dividends related to certain participating policies.

Net Investment Income

Net investment income was $8.8 million for the three months ended March 31, 2002, compared to $9.6 million for the same period in 2001. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years and, to a lesser extent, lower invested asset yields.

Caliber One

Summarized financial results of Caliber One are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

Net premiums written	$22,081	$3,431

Net premiums earned	$12,200	$402
Net investment income	223	687

Operating revenues	12,423	1,089

Losses and LAE	50,813	21,862
Acquisition and operating expenses	4,698	1,540

Total losses and expenses	55,511	23,402

Pre-tax operating loss	$(43,088)	$(22,313)

Caliber One recorded pre-tax operating losses of $43.1 million and $22.3 million for the three months ended March 31, 2002 and 2001, respectively. Pre-tax operating results include net unfavorable prior year development of $40.0 million and $13.5 million for the three months ended March 31, 2002 and 2001, respectively. Pre-tax operating results for the first quarter of 2001 also include $5.4 million of additional net ceded premiums (after ceding commissions) under existing reinsurance contracts relating to the 2000 accident year. See Recent Developments on page 12 for information about our May 1, 2002 announcement that we had decided to withdraw from the excess and surplus lines marketplace.

Operating revenues were $12.4 million for the first quarter of 2002, compared to $1.1 million for the same period last year. The increase in operating revenues primarily reflects higher net premiums earned due to price and volume increases.

During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40.0 million, net of $21.0 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily general liability, including policies covering contractors’ liability for construction defects; professional liability policies for the nursing homes class of business; and commercial automobile, mainly for accident years 2000 and prior.

For the first quarter of 2001, Caliber One reported net unfavorable prior year development of $13.5 million, which is net of losses of $11.8 million ceded to a third party reinsurer under an existing reinsurance contract. The unfavorable prior year development reflects higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business and, to a lesser extent, property lines of business. As a result of its quarterly reserve review, Caliber One revised its estimate of ultimate expected claims activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000.

Loss Reserves

At March 31, 2002, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of March 31, 2002 is $2,346.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to March 31, 2002 whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as claims severity and frequency. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2002, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

See the discussion under Caliber One on page 18 for additional information regarding its first quarter 2002 and 2001 loss reserve increases.

For additional discussion of loss reserves and reinsurance, see pages 38 to 41 of the Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders, as well as pages 14 to 20 of our Form 10-K for the year ended December 31, 2001.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of our real estate properties. For the three months ended March 31, 2002, Corporate and Other recorded a pre-tax operating loss of $4.2 million, compared to pre-tax operating income of $4.4 million for the same period last year. During the first quarter of 2001, we sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which was recorded in other revenues. Absent the gain on sale of real estate in 2001, pre-tax operating results for Corporate and Other improved in the first quarter of 2002, compared to the same period last year due to lower interest expense. Interest expense was $527,000 in the first quarter of 2002, compared to $2.2 million for the same period last year, reflecting a lower amount of debt outstanding and lower interest rates.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, our primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries and capital raising activities (both debt and equity). We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the Federal government; and corporate expenses. In addition, we utilize cash resources to repurchase shares of our common stock and to capitalize subsidiaries from time to time.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from The PMA Insurance Group’s Pooled Companies and Caliber One Indemnity Company may not be paid directly to PMA Capital. Instead, only PMACIC, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. Approximately $56 million of dividends are available to be paid by PMACIC to PMA Capital in 2002 without the prior approval of the Pennsylvania Insurance Commissioner during 2002. The PMA Insurance Group’s Pooled Companies can pay up to $27.4 million in dividends to PMACIC during 2002. Under Delaware law, Caliber One can not pay dividends to PMACIC in 2002. Dividends received from subsidiaries were $7.0 million for the first quarters of both 2002 and 2001.

Net tax payments received from subsidiaries were $5.2 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively.

We had $62.5 million outstanding under our existing Revolving Credit Facility (“Credit Facility”) at both March 31, 2002 and December 31, 2001. The outstanding balance at March 31, 2002 matures on December 31, 2002. We are currently evaluating alternatives to replace our existing Credit Facility. During the first quarter of 2002 and 2001, we incurred $527,000 and $2.2 million of interest expense related to the Credit Facility, substantially all of which was paid in each respective quarter.

In addition to the Credit Facility, we maintain a committed facility of $50.0 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of our insurance subsidiaries. As of March 31, 2002, we had $23.8 million outstanding under the Letter of Credit Facility, compared to $27.9 million at December 31, 2001.

During the first quarters of 2002 and 2001, we paid dividends to shareholders of $2.2 million and $2.3 million, respectively. Our dividends to shareholders are restricted by our debt agreements. Based upon the terms of our debt agreements, under the most restrictive debt covenant, we would be able to pay dividends of approximately $15 million in 2002.

We did not repurchase any shares of Class A Common stock in the first quarter of 2002. We repurchased approximately 80,000 shares at a total cost of $1.4 million in the first quarter of 2001. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.8 million shares at a cost of $72.8 million. Our remaining share repurchase authorization at March 31, 2002 is $17.2 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

Management believes that our available sources of funds will provide sufficient liquidity to meet our short-term and long-term obligations. However, because we depend primarily upon dividends from our operating subsidiaries to meet our short-term and long-term obligations, any event that has a material adverse effect on the results of operations of our insurance subsidiaries could affect our liquidity and ability to meet our contractual obligations and operating needs.

Additionally, our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of our securities as established by the rating agencies. Our ability to refinance our outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by any future ratings downgrade. See Recent Developments on page 12 for additional discussion of our ratings.

Management currently believes that the existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in our businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in our business.

Other Matters

Environmental Factors

Our businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us. The eventual effect on us of the changing environment in which we operate remains uncertain.

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Company’s domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. As of March 31, 2002, we had approximately $4.3 million of goodwill, which is included in other assets on our balance sheet. Amortization of goodwill was $55,000 for the first quarter 2001. See Note 8 for additional information regarding goodwill associated with Caliber One.

On May 1, 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by our Caliber One operating segment. We will account for the discontinuation of this business under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

Under SFAS No. 144, if we place Caliber One into run-off, then we will report the results of operations of this segment in results from continuing operations from the Run-off segment until all operations cease. If we dispose of Caliber One’s operations through the sale of the entire business and meet the requirements set forth in SFAS No. 144, then we will report the results of operations for Caliber One, less applicable taxes, in the statement of operations as discontinued operations. The long-lived assets of this segment will be tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. Any resulting impairment loss will be included in income from continuing or discontinued operations depending upon the means by which we dispose of the business as discussed above. See Note 8 for additional information.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. We do not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and we do not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial condition, results of operations or liquidity.

Critical Accounting Policies

Our critical accounting policies can be found on pages 46 to 48 of our 2001 Annual Report to Shareholders.

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook and Recent Developments sections, are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects,” or similar words, are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•

regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct our business;

•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

•	ability to implement and maintain rate increases;

•	the effect of changes in workers' compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;

•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims paying ratings of our insurance subsidiaries;

•	adequacy of reserves for claim liabilities;

•	adverse property and casualty loss development for events that we insured in prior years;

•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;

•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;

•	adequacy and collectibility of reinsurance that we purchase;

•	severity of natural disasters and other catastrophes;

•	reliance on key management; and

•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements. Unless otherwise stated, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Index to Exhibits on page 25.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

        During the quarterly period ended March 31, 2002, we filed the following Reports on Form 8-K:

–	dated February 1, 2002, Item 9 – containing a news release announcing the expected release of our fourth quarter 2001 results.

–

dated February 7, 2002, Items 5 and 9 – containing a news release regarding our fourth quarter 2001 results and informing investors that our fourth quarter 2001 statistical supplement is available on our website.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 15, 2002	By: /s/ Francis W. McDonnell

Francis W. McDonnell
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Compensatory Plans

10.1	PMA Capital Corporation's 2002 Equity Incentive Plan	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith