Form 10-Q/A
period 2002-03-31
PMA CAPITAL CORP
filed 2002-07-11
CIK 1041665

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 31,318,922 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on June 30, 2002.

EXPLANATORY NOTE

This amendment no. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 does not contain any restatement of our financial condition, results of operations or cash flows. The purpose of this amendment is to provide additional disclosure in the following areas:

• Item 1. Financial Statements – disclosures have been added to Note 7 of the Notes to the Consolidated Financial Statements to provide a further breakdown of revenues by business segment, and

• Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – a new section entitled “Investments” has been added containing additional disclosures regarding our investment portfolio.

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

7. BUSINESS SEGMENTS

Net premiums earned by business segment and other components of operating revenues are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2002	2001

PMA Re:
Finite Risk and Financial Products
Casualty	$21,146	$16,134
Property	21,018	18,171
Other	5,113	172

Total	$47,277	$34,477

Traditional - Treaty
Casualty	$12,816	$7,696
Property	12,637	21,940
Other	354	93

Total	$25,807	$29,729

Specialty - Treaty
Casualty	$5,215	$8,577
Property	229	280
Other	108	202

Total	$5,552	$9,059

Facultative
Casualty	$1,575	$(201)
Property	1,830	830
Other	-	-

Total	$3,405	$629

Total casualty	$40,752	$32,206
Total property	35,714	41,221
Total other	5,575	467

Total premiums earned	$82,041	$73,894

The PMA Insurance Group:
Workers' compensation and integrated disability	$85,030	$65,402
Commercial multi-peril	6,815	7,265
Commercial automobile	11,898	7,522
Other	1,908	(71)

Total premiums earned	$105,651	$80,118

Caliber One	$12,200	$402
Corporate and Other	$(218)	$(202)

Consolidated net premiums earned	$199,674	$154,212
Consolidated net investment income	22,586	22,333
Consolidated other revenues	3,723	13,303

Consolidated operating revenues	$225,983	$189,848

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

Pre-tax operating results for the first quarter of 2002 and 2001 include pre-tax losses from Caliber One, reflecting higher than expected losses and loss adjustment expenses (“LAE”), including unfavorable prior year development of $40.0 million and $13.5 million for the first quarter of 2002 and 2001, respectively. On May 1, 2002, we announced our decision to withdraw from the excess and surplus lines market. See Recent Developments on page 13 for additional information. Pre-tax operating income for PMA Re and The PMA Insurance Group improved for the first quarter of 2002, compared to the same period last year, reflecting improved underwriting results. Pre-tax operating results for Corporate and Other in 2001 include a pre-tax gain of $9.8 million on the sale of certain real estate properties.

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

Following our first quarter 2002 earnings release and announcement to withdraw from the excess and surplus lines marketplace served by Caliber One, A.M. Best Company placed the financial strength rating of Caliber One Indemnity Company under review with negative implications and Standard & Poor’s placed the financial strength ratings of PMA Capital Insurance Company and The PMA Insurance Group’s Pooled Companies on credit watch with negative implications. On June 24, 2002, A.M. Best removed Caliber One Indemnity Company from under review and no longer assigns it a financial strength rating. In addition, A.M. Best placed the financial strength rating of PMA Capital Insurance Company and The PMA Insurance Group under review with negative implications. Depending upon the outcome of a further review of our businesses by A.M. Best and Standard & Poor’s, a downgrade of our ratings is possible.

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

Caliber One recorded pre-tax operating losses of $43.1 million and $22.3 million for the three months ended March 31, 2002 and 2001, respectively. Pre-tax operating results include net unfavorable prior year development of $40.0 million and $13.5 million for the three months ended March 31, 2002 and 2001, respectively. Pre-tax operating results for the first quarter of 2001 also include $5.4 million of additional net ceded premiums (after ceding commissions) under existing reinsurance contracts relating to the 2000 accident year. See Recent Developments on page 13 for information about our May 1, 2002 announcement that we had decided to withdraw from the excess and surplus lines marketplace.

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

See the discussion under Caliber One on page 19 for additional information regarding its first quarter 2002 and 2001 loss reserve increases.

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

Additionally, our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of our securities as established by the rating agencies. Our ability to refinance our outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by any future ratings downgrade. See Recent Developments on page 13 for additional discussion of our ratings.

Management currently believes that the existing capital structure is appropriate. However, management continually monitors the capital structure in light of developments in our businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in our business.

Investments

At March 31, 2002, our investment assets, including short-term investments, were carried at a fair value of $1,890.9 million and had an amortized cost of $1,908.3 million. The net unrealized loss on our investment assets at March 31, 2002 was $17.4 million, or 1% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $16.4 million and gross unrealized losses of $33.8 million.

We review the securities in our fixed income portfolio on a periodic basis to specifically review individual securities for any meaningful decline in market value below amortized cost. Our analysis addresses all securities whose fair value is currently significantly below amortized cost, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to any company-specific financial information and general economic data/outlook, we also consider the ability and intent of our insurance operations to hold a particular security to maturity or until the market value of the bond recovers to a level in excess of the carrying value. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. As a result of this periodic review process, we have determined that there currently is no need to sell any of the fixed maturity investments prior to their scheduled/expected maturity to fund anticipated claim payments.

As of March 31, 2002, our investment asset portfolio had gross unrealized losses of $33.8 million. For securities that were in an unrealized loss position at March 31, 2002, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	154	$377.2	$389.8	$12.6	96.8%
6 to 9 months	9	21.1	22.9	1.8	92.4%
9 to 12 months	1	1.0	1.0	-	99.8%
More than 12 months	19	46.1	58.7	12.6	78.4%

Subtotal	183	445.4	472.4	27.0	94.3%
U.S. Treasury and
Agency securities	119	211.2	218.0	6.8	96.9%

Total	302	$656.6	$690.4	$33.8	95.1%

Of the 19 securities that have been in an unrealized loss position for more than 12 months, all but one security has an unrealized loss of less than $1 million and/or less than 20% of their amortized cost. Excluding the one security, the average unrealized loss per security is approximately $250,000. In addition, 14 of these securities have fair values at March 31, 2002 that are 90% or more of the amortized cost basis. The only security with an unrealized loss in excess of $1 million security has a market value of $11.9 million and a cost of $20 million and is a structured security backed by a U.S. Treasury Strip and is rated AAA. This security matures in 2011 at a value of $20 million, and the Company has both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at March 31, 2002 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2002	$11.4	$11.5	$0.1	99.7%
2003-2006	77.9	79.6	1.7	97.8%
2007-2011	136.4	142.2	5.8	95.9%
2012 and later	123.2	132.1	8.9	93.2%
Mortgage-backed and other
asset-backed securities	96.5	107.0	10.5	90.2%

Subtotal	445.4	472.4	27.0	94.3%
U.S. Treasury and Agency
securities	211.2	218.0	6.8	96.9%

Total	$656.6	$690.4	$33.8	95.1%

For all securities that are in an unrealized loss position for an extended period of time, we perform an evaluation of the specific events attributable to the market decline of the security. We consider the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality of the issuer, or general market conditions. We also consider as part of the evaluation our intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized currently. Based on our evaluation as of March 31, 2002, we determined that there were no other than temporary declines in market value.

Accordingly, during the three months ended March 31, 2002, we did not recognize any impairment charge on our investment assets. For the comparable period last year, we recognized an impairment loss of $2.9 million pre-tax resulting from the issuer filing for bankruptcy. The write-down was measured based on public market prices for the security at the time we determined the decline in value was other than temporary.

At March 31, 2002, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency, typically Standard and Poor’s Rating Services and/or Moody’s Investor Services. In addition, at March 31, 2002, $22.0 million, or 1.6%, of our total investments were below investment grade, and $8.9 million of these below investment grade investments had aggregate unrealized losses totaling $1.5 million. Based on our evaluation as of March 31, 2002, we determined that there was no other than temporary declines in market value for below investment grade bonds.

For all but one security, which was carried at its fair value of $11.9 million at March 31, 2002, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

During the three months ended March 31, 2002, sales of investments resulted in gross realized losses of $0.9 million pre-tax. Of this amount, a loss of $0.7 million was realized upon the sale of $24 million of securities that were in an unrealized loss position at December 31, 2001 for less than two months at that time. The investments sold in the first quarter of 2002 that generated these losses were U.S. Treasury securities, which we sold in order to purchase non-U.S. Treasury investments, such as corporate bonds. Our decision to execute these trades resulted from portfolio management decisions made as a result of marketplace changes during the first quarter of 2002 that warranted a shift in the composition of our invested asset portfolio towards investment types and specific industry sectors that better positioned the portfolio and yielded higher returns relative to U.S. Treasury securities that we sold.

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

(a) Exhibits

The Exhibits are listed in the Index to Exhibits on page 28.

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

PMA CAPITAL CORPORATION

Date: July 11, 2002	By: /s/ William E. Hitselberger

William E. Hitselberger
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