Form 10-Q
period 2002-06-30
PMA CAPITAL CORP
filed 2002-08-07
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 31,328,922 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on July 31, 2002.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of June 30, 2002	As of December 31, 2001

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2002 - $1,401,553; 2001 - $1,416,901)	$1,409,827	$1,425,281
Short-term investments, at amortized cost which approximates fair value	506,866	350,054
Cash	9,493	20,656

Total investments and cash	1,926,186	1,795,991

Accrued investment income	20,105	19,121

Premiums receivable (net of valuation allowance:
2002 - $12,982; 2001 - $12,583)	383,323	301,104
Reinsurance receivables (net of valuation allowance:
2002 - $4,562; 2001 - $4,562)	1,350,211	1,210,764
Deferred income taxes, net	107,051	82,120
Deferred acquisition costs	83,683	64,350
Funds held by reinsureds	148,104	145,239
Other assets	195,902	184,290

Total assets	$4,214,565	$3,802,979

Liabilities:
Unpaid losses and loss adjustment expenses	$2,394,229	$2,324,439
Unearned premiums	439,003	308,292
Short-term debt	62,500	62,500
Accounts payable, accrued expenses and other liabilities	251,271	217,490
Funds held under reinsurance treaties	236,102	227,892
Dividends to policyholders	18,205	17,132
Payable under securities loan agreements	253,354	33,228

Total liabilities	3,654,664	3,190,973

Commitments and contingencies (Note 5)
Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2002 - 34,217,945 shares issued and 31,318,922 outstanding
2001 - 34,217,945 shares issued and 31,167,006 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	326,510	382,165
Accumulated other comprehensive income	5,766	5,375
Notes receivable from officers	(61)	(158)
Treasury stock, at cost (shares: 2002 - 2,899,023 and 2001 - 3,050,939)	(52,735)	(55,797)

Total shareholders' equity	559,901	612,006

Total liabilities and shareholders' equity	$4,214,565	$3,802,979

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2002	2001	2002	2001

Revenues:
Net premiums written	$302,503	$174,733	$591,144	$369,754
Change in net unearned premiums	(27,703)	15,726	(116,670)	(25,083)

Net premiums earned	274,800	190,459	474,474	344,671
Net investment income	23,200	22,043	45,786	44,376
Net realized investment gains (losses)	(17,552)	1,561	(16,160)	5,312
Other revenues	3,691	3,012	7,414	16,315

Total revenues	284,139	217,075	511,514	410,674

Losses and expenses:
Losses and loss adjustment expenses	206,009	142,816	392,227	288,495
Acquisition expenses	64,318	39,825	105,812	64,811
Operating expenses	56,387	20,249	78,504	39,426
Dividends to policyholders	2,403	2,683	6,007	6,794
Interest expense	572	1,776	1,099	3,971

Total losses and expenses	329,689	207,349	583,649	403,497

Income (loss) before income taxes	(45,550)	9,726	(72,135)	7,177

Income tax expense (benefit):
Current	-	3,233	-	592
Deferred	(15,801)	453	(25,139)	(7,546)

Total	(15,801)	3,686	(25,139)	(6,954)

Net income (loss)	$(29,749)	$6,040	$(46,996)	$14,131

Net income (loss) per share:
Basic	$(0.95)	$0.28	$(1.50)	$0.66

Diluted	$(0.95)	$0.28	$(1.50)	$0.65

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$(46,996)	$14,131
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax benefit	(25,139)	(7,546)
Net realized investment (gains) losses	16,160	(5,312)
Gain on sale of real estate	-	(9,763)
Change in:
Premiums receivable and unearned premiums, net	48,492	10,879
Dividends to policyholders	1,073	(125)
Reinsurance receivables	(89,447)	(74,715)
Unpaid losses and loss adjustment expenses	69,790	45,963
Funds held by reinsureds	(2,865)	(27,285)
Funds held under reinsurance treaties	8,210	22,940
Accrued investment income	(984)	1,307
Deferred acquisition costs	(19,333)	(6,396)
Accounts payable, accrued expenses and other liabilities	28,178	20,704
Other, net	756	4,558

Net cash flows used in operating activities	(12,105)	(10,660)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(317,776)	(692,826)
Maturities or calls	93,339	187,616
Sales	221,935	526,115
Net sales of short-term investments	14,190	29,929
Proceeds from sale of real estate	-	14,401
Other, net	(6,287)	(4,823)

Net cash flows provided by investing activities	5,401	60,412

Cash flows from financing activities:
Dividends paid to shareholders	(5,526)	(4,519)
Proceeds from exercise of stock options	2,696	650
Purchase of treasury stock	(1,726)	(1,632)
Repayments of debt	-	(38,000)
Net issuance (repayments) of notes receivable from officers	97	(98)

Net cash flows used in financing activities	(4,459)	(43,599)

Net increase (decrease) in cash	(11,163)	6,153
Cash - beginning of period	20,656	5,604

Cash - end of period	$9,493	$11,757

Supplementary cash flow information:
Income taxes refunded	$(1,000)	$(8,250)
Interest paid	$863	$4,463

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net income (loss)	$(29,749)	$6,040	$(46,996)	$14,131

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	5,264	(6,428)	(10,576)	11,217
Less: reclassification adjustment for (gains)
losses included in net income (net of tax
expense (benefit): ($6,143) and $546 for
three months ended June 30, 2002 and
2001; ($5,656) and $1,859 for six months
ended June 30, 2002 and 2001)	11,409	(1,015)	10,504	(3,453)

Total unrealized gain (loss) on securities	16,673	(7,443)	(72)	7,764
Foreign currency translation gain (loss), net of tax
(expense) benefit: ($352) and $55 for three months
ended June 30, 2002 and 2001; ($249) and $291 for
six months ended June 30, 2002 and 2001	654	(102)	463	(540)

Other comprehensive income (loss), net of tax	17,327	(7,545)	391	7,224

Comprehensive income (loss)	$(12,422)	$(1,505)	$(46,605)	$21,355

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

Run-off Operations — Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment are reported as Run-off Operations commencing with the second quarter of 2002. See Notes 2B and 7 for additional information.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2001 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2001.

B. Recent Accounting Pronouncements – In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company accounted for the discontinuation of this business under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

The Company is currently negotiating an agreement to sell the capital stock of Caliber One Indemnity Company. However, the Company expects that, pursuant to the agreement, it will retain all assets and liabilities related to in-force policies and outstanding claim obligations and will run-off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are run-off, at which point the Company will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment were tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. See Note 7 for additional information.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to the Company’s exit from the excess and surplus lines business, which was announced in May 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. As of June 30, 2002, the Company had approximately $3.0 million of goodwill, which is included in other assets on the balance sheet. Amortization of goodwill was $425,000 and $480,000 for the three and six months ended June 30, 2001, respectively, or $0.02 per basic and diluted share for both the three and six months ended June 30, 2001. In the second quarter of 2002, the Company recognized an impairment charge of $1.3 million associated with the goodwill at the Run-off Operations, which is included in operating expenses.

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

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2002, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the ultimate amount that it would have to pay for all events that occurred as of June 30, 2002 is $2,394.2 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to June 30, 2002 whether or not these claims have been reported to the Company.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2002, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4. REINSURANCE

In the ordinary course of business, PMA Capital’s reinsurance and insurance subsidiaries assume premiums from and cede premiums to other insurance companies and are members of various insurance pools and associations. The reinsurance and insurance subsidiaries cede business in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations. In January 2002, the Company supplemented its in force reinsurance programs for PMA Re and The PMA Insurance Group with a reinsurance contract providing coverage for any loss development on its business for accident years prior to 2002. The program provides coverage of up to $125 million in losses in return for $55 million of funding from the Company. During the quarter ended June 30, 2002, the Company funded $50 million of the $55 million by selling short-term investments, which is included in investing activities on the Company's statement of cash flows for the six months ended June 30, 2002. Cessions of losses under this contract may require us to cede additional premium.

The components of net premiums written, net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Premiums written:
Direct	$138,084	$105,737	$387,645	$279,577
Assumed	255,045	112,924	393,292	195,097
Ceded	(90,626)	(43,928)	(189,793)	(104,920)

Net	$302,503	$174,733	$591,144	$369,754

Premiums earned:
Direct	$153,516	$122,858	$307,284	$240,391
Assumed	212,210	118,464	342,941	212,647
Ceded	(90,926)	(50,863)	(175,751)	(108,367)

Net	$274,800	$190,459	$474,474	$344,671

Losses and LAE:
Direct	$129,237	$99,878	$309,129	$229,655
Assumed	150,386	103,196	247,826	180,238
Ceded	(73,614)	(60,258)	(164,728)	(121,398)

Net	$206,009	$142,816	$392,227	$288,495

5. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes, which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as asbestos and environmental, tobacco and mold claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at June 30, 2002 that were not included in the financial statements.

The Company has provided guarantees of approximately $9.4 million, primarily related to loans on properties in which the Company has an interest.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Denominator:
Basic shares - weighted average shares outstanding	31,279,419	21,520,461	31,240,098	21,511,941
Effect of dilutive stock options	-	340,602	-	363,805

Total diluted shares	31,279,419	21,861,063	31,240,098	21,875,746

The effects of 3.4 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002, because they would have been anti-dilutive. The effects of 924,000 stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001, because they would have been anti-dilutive.

7. RUN-OFF OPERATIONS

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company has ceased underwriting new business in this operation. The Company is taking required actions to not renew business, and has terminated its relationships with substantially all of its appointed brokers. The Company is currently negotiating an agreement to sell the capital stock of this business. However, the Company expects that, pursuant to the agreement, it will retain all assets and liabilities related to the in-force policies and outstanding claim obligations. As a result of the Company’s second quarter decision to exit the excess and surplus lines business, the results of this segment are reported as Run-off Operations.

As a result of the decision to exit from and run off this business, the Company’s results for the quarter ended June 30, 2002 include a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include expenses associated with the recognition of liabilities of approximately $20 million, including reinsurance costs of approximately $9 million, long-term lease costs of approximately $7 million and involuntary employee termination benefits of approximately $3 million. In addition, the $43 million pre-tax charge includes approximately $23 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $7 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. The charge was included in operating expenses (approximately $34 million) and net premiums earned (approximately $9 million) in the statement of operations in the quarter ended June 30, 2002.

In mid-July 2002, approximately 60 employees were terminated in accordance with the Company’s exit plan. All of the terminated employees worked for Caliber One, primarily in the underwriting area. Approximately 35 positions, primarily claims and accounting staff, remain after the mid-July terminations. These remaining positions are expected to be eliminated by November 30, 2002 in accordance with the Company’s exit plan. None of the involuntary employee termination benefits was paid as of June 30, 2002.

8. BUSINESS SEGMENTS

Net premiums earned by business segment and other components of operating revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

PMA Re:
Finite Risk and Financial Products
Casualty	$47,011	$24,782	$68,157	$40,916
Property	25,941	22,636	46,959	40,807
Other	4,378	123	9,491	295

Total	77,330	47,541	124,607	82,018

Traditional - Treaty
Casualty	51,793	21,769	64,608	29,465
Property	21,145	12,045	33,782	33,985
Other	390	148	744	241

Total	73,328	33,962	99,134	63,691

Specialty - Treaty
Casualty	13,506	6,204	18,721	14,781
Property	(2,548)	226	(2,319)	506
Other	102	211	210	413

Total	11,060	6,641	16,612	15,700

Facultative
Casualty	6,273	369	7,848	168
Property	1,000	901	2,831	1,731

Total	7,273	1,270	10,679	1,899

Total casualty	118,583	53,124	159,334	85,330
Total property	45,538	35,808	81,253	77,029
Total other	4,870	482	10,445	949

Total premiums earned	$168,991	$89,414	$251,032	$163,308

The PMA Insurance Group:
Workers' compensation and integrated disability	$80,174	$65,806	$165,204	$131,208
Commercial automobile	11,966	7,952	23,864	15,474
Commercial multi-peril	6,740	7,066	13,555	14,331
Other	1,809	634	3,717	563

Total premiums earned	$100,689	$81,458	$206,340	$161,576

Run-off Operations	$5,335	$19,788	$17,535	$20,190
Corporate and Other	$(215)	$(201)	$(433)	$(403)

Consolidated net premiums earned	$274,800	$190,459	$474,474	$344,671
Consolidated net investment income	23,200	22,043	45,786	44,376
Consolidated other revenues	3,691	3,012	7,414	16,315

Consolidated operating revenues	$301,691	$215,514	$527,674	$405,362

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Revenues:
PMA Re	$183,133	$101,077	$278,941	$187,144
The PMA Insurance Group	113,191	94,218	231,269	186,712
Run-off Operations	5,574	20,454	17,997	21,543
Corporate and Other	(207)	(235)	(533)	9,963

Operating Revenues	301,691	215,514	527,674	405,362
Net realized investment gains (losses)	(17,552)	1,561	(16,160)	5,312

Total revenues	$284,139	$217,075	$511,514	$410,674

Components of pre-tax operating
income (loss)(1) and net income (loss):
PMA Re	$13,769	$6,611	$26,706	$12,533
The PMA Insurance Group	6,387	5,773	12,794	11,490
Run-off Operations	(44,407)	57	(87,495)	(22,256)
Corporate and Other	(3,747)	(4,276)	(7,980)	98

Pre-tax operating income (loss)	(27,998)	8,165	(55,975)	1,865
Net realized investment gains (losses)	(17,552)	1,561	(16,160)	5,312

Income (loss) before income taxes	(45,550)	9,726	(72,135)	7,177
Income tax expense (benefit)	(15,801)	3,686	(25,139)	(6,954)

Net income (loss)	$(29,749)	$6,040	$(46,996)	$14,131

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2002, compared with December 31, 2001, and our results of operations for the three and six months ended June 30, 2002, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders (pages 28 through 48), to which you are directed for additional information. The term “GAAP” refers to generally accepted accounting principles.

Consolidated Results of Operations

The major components of operating revenues, pre-tax operating income (loss) and net income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Operating revenues:
Net premiums written	$302,503	$174,733	$591,144	$369,754

Net premiums earned	$274,800	$190,459	$474,474	$344,671
Net investment income	23,200	22,043	45,786	44,376
Other revenues	3,691	3,012	7,414	16,315

Total operating revenues	$301,691	$215,514	$527,674	$405,362

Components of pre-tax operating
income (loss)(1) and net income (loss):
PMA Re	$13,769	$6,611	$26,706	$12,533
The PMA Insurance Group	6,387	5,773	12,794	11,490
Run-off Operations (2)	(44,407)	57	(87,495)	(22,256)
Corporate and Other	(3,747)	(4,276)	(7,980)	98

Pre-tax operating income (loss)	(27,998)	8,165	(55,975)	1,865
Net realized investment gains (losses)	(17,552)	1,561	(16,160)	5,312

Income (loss) before income taxes	(45,550)	9,726	(72,135)	7,177
Income tax expense (benefit)	(15,801)	3,686	(25,139)	(6,954)

Net income (loss)	$(29,749)	$6,040	$(46,996)	$14,131

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

(2) In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. As a result of our second quarter decision to exit the excess and surplus lines business, the results of this segment are now reported as Run-off Operations.

Consolidated operating revenues for the three and six months ended June 30, 2002, were $301.7 million and $527.7 million, respectively, compared to $215.5 million and $405.4 million for the same periods last year. The increases in operating revenues primarily reflect higher net premiums earned by PMA Re and The PMA Insurance Group. A $9.8 million gain on the sale of real estate properties recorded in Corporate and Other is included in operating revenues as a component of other revenues for the six months ended June 30, 2001.

Operating income (loss) is one of the primary performance measures we use to monitor and assess the performance of our insurance operations. Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. We recorded pre-tax operating losses of $28.0 million and $56.0 million for the three and six months ended June 30, 2002, compared to pre-tax operating income of $8.2 million and $1.9 million for the same periods last year. Pre-tax operating results for the quarter and six months ended June 30, 2002 include operating losses from the Run-off Operations of $44.4 million and $87.5 million, respectively, reflecting unfavorable prior year development of $40 million in the first quarter and a charge of $43 million in the second quarter associated with our decision to exit from and run off our excess and surplus lines business. Pre-tax operating results for 2001 include operating income from the Run-off Operations of $57,000 for the second quarter and operating losses of $22.3 million for the first six months.

Excluding the Run-off Operations, pre-tax operating income was $16.4 million and $31.5 million for the three and six months ended June 30, 2002, respectively, compared to $8.1 million and $24.1 million for the same periods last year. The improvement in pre-tax operating results reflects improved underwriting results at both PMA Re and The PMA Insurance Group. A pre-tax gain of $9.8 million on the sale of certain real estate properties recorded in Corporate and Other is included in pre-tax operating income for the six months ended June 30, 2001.

We recorded after-tax operating losses of $18.3 million and $36.5 million for the three and six months ended June 30, 2002, respectively, compared to after-tax operating income of $5.0 million and $10.7 million for the same periods in 2001. After-tax operating results include operating losses from the Run-off Operations of $28.9 million and $56.9 million for the three and six months ended June 30, 2002, compared to operating income of $69,000 and operating losses of $14.4 million for the same periods in 2001. Excluding the Run-off Operations, after-tax operating income was $10.5 million and $20.4 million for the three and six months ended June 30, 2002, compared to $5.0 million and $25.1 million for the same periods last year. After-tax operating income for the six months ended June 30, 2001 includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of our 1996 tax return.

We recorded net losses of $29.7 million and $47.0 million for the three and six months ended June 30, 2002, respectively, compared to net income of $6.0 million and $14.1 million for the same periods last year. Net income (loss) includes after-tax gains and losses from investments. After-tax net realized investment losses were $11.4 million and $10.5 million for the three and six months ended June 30, 2002, compared to after-tax net realized investment gains of $1.0 million and $3.4 million for the same periods in 2001. After-tax net realized investment losses for the three and six months ended June 30, 2002 include impairment losses of $10.3 million after-tax on fixed income securities, primarily WorldCom. See Investments on page 23 for additional information.

Recent Event

During the second quarter, A.M. Best placed the financial strength ratings of PMA Capital Insurance Company and the domestic insurance subsidiaries through which The PMA Insurance Group writes business, or the Pooled Companies, under review with negative implications. On August 7, 2002, Standard & Poor’s removed PMA Capital Insurance Company and the Pooled Companies from credit watch and lowered their financial strength ratings from “A” (“Strong”—6th of 21) to “A-” (“Strong”—7th of 21). Standard & Poor’s has maintained its negative outlook.

Business Outlook

Based on our current expectations regarding full year 2002 performance for our ongoing business segments, which exclude the losses from our excess and surplus lines business and the costs associated with our exit from and run-off of this business, we currently expect to continue to benefit from higher rates and improving margins.

So far in 2002, rate increases for PMA Re’s products, which we measure by the level of premium increase on renewed in-force business, averaged approximately 30% on PMA Re’s Traditional and Specialty treaty renewal business. On a weighted average basis, rates for The PMA Insurance Group’s workers’ compensation product have increased by approximately 15% so far in 2002, with rate increases for substantially all of their other commercial lines coverages up by 20% or more. We currently believe there will be continued price strengthening and restricted terms and conditions throughout 2002, and we are estimating that this will allow us to increase consolidated written premiums for our ongoing businesses by approximately 40% to 50% for full year 2002.

We currently expect premiums to continue to outpace loss cost and expense trends, and that embedded underwriting margins will continue to be strong. This should allow us to achieve our combined ratio goal of 100% or better for PMA Re and 104% or better for The PMA Insurance Group.

A key component of our earnings potential is the opportunity to increase our investment income. For full year 2002, we currently expect that our investment income will increase modestly because of the higher invested asset base resulting from our revenue growth at PMA Re and The PMA Insurance Group. The increase in investment income will be constrained by lower yields on invested assets.

Overall, we expect after-tax operating income for our ongoing operations to be in the range of $1.35 to $1.45 per share. This estimate of our full year 2002 operating income does not include after-tax losses of $1.80 to $1.85 per share that we currently expect from our Run-off Operations. In addition, our full year 2002 outlook for operating income does not include realized investment gains and losses, which amounted to net losses of $0.34 per share for continuing operations for the six months ended June 30, 2002.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$208,982	$85,196	$299,307	$149,123

Net premiums earned	$168,991	$89,414	$251,032	$163,308
Net investment income	14,142	11,663	27,909	23,836

Operating revenues	183,133	101,077	278,941	187,144

Losses and LAE	121,432	67,333	178,856	132,216
Acquisition and operating expenses	47,932	27,133	73,379	42,395

Total losses and expenses	169,364	94,466	252,235	174,611

Pre-tax operating income	$13,769	$6,611	$26,706	$12,533

Combined ratio	100.3%	105.6%	100.4%	107.0%
Less: net investment income ratio	-8.4%	-13.0%	-11.1%	-14.6%

Operating ratio	91.9%	92.6%	89.3%	92.4%

PMA Re’s pre-tax operating income increased to $13.8 million and $26.7 million for the three and six months ended June 30, 2002, respectively, from $6.6 million and $12.5 million for the same periods in 2001, primarily due to improved underwriting results and, to a lesser extent, higher net investment income.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Business Unit:
Finite Risk and Financial Products	$97,095	$56,927	$158,418	$90,790
Traditional - Treaty	120,463	44,701	173,579	80,514
Specialty - Treaty	18,738	4,091	29,790	11,050
Facultative	16,485	5,667	26,687	9,943

Total	$252,781	$111,386	$388,474	$192,297

Major Lines of Business:
Casualty lines	$167,438	$72,715	$253,680	$109,267
Property lines	80,358	38,297	124,210	82,213
Other lines	4,985	374	10,584	817

Total	$252,781	$111,386	$388,474	$192,297

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Business Unit:
Finite Risk and Financial Products	$91,209	$49,798	$142,154	$80,628
Traditional - Treaty	93,652	31,187	122,340	57,363
Specialty - Treaty	16,525	2,891	24,008	8,364
Facultative	7,596	1,320	10,805	2,768

Total	$208,982	$85,196	$299,307	$149,123

Major Lines of Business:
Casualty lines	$139,313	$49,571	$188,018	$75,032
Property lines	64,773	35,251	100,872	73,277
Other lines	4,896	374	10,417	814

Total	$208,982	$85,196	$299,307	$149,123

Gross premiums written were $252.8 million and $388.5 million for the three and six months ended June 30, 2002, compared with $111.4 million and $192.3 million for the same periods last year. During the second quarter of 2002, we recorded an additional $58.1 million of gross premiums written as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update as appropriate the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, which compares actual reported premiums and originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units, were higher than originally estimated. The increase in net premiums earned of $35.5 million caused by this adjustment was offset by losses and LAE and acquisition expenses. Excluding the effects of this adjustment, gross premiums written increased 75% for the second quarter and 72% for the first six months of 2002, compared to the same periods last year, reflecting higher premium volume across all of our business units. Rate increases in 2002, as measured by the level of premium increase on renewed in-force business, averaged approximately 30% on PMA Re’s Traditional- and Specialty-Treaty business.

Ceded premiums written increased by $17.6 million and $46.0 million for the three and six months ended June 30, 2002, compared to the same periods last year. The increase in ceded premiums primarily reflects the increase in gross premiums written and an increase in premiums charged by retrocessionaires.

Excluding the premium adjustment described above, net premiums written would have increased $79.6 million, or 93%, and $106.0 million, or 71%, while net premiums earned would have increased $44.1 million, or 49%, and $52.2 million, or 32%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The increase is largely due to the rate increases described above. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in 2002.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Loss and LAE ratio	71.9%	75.3%	71.2%	81.0%

Expense ratio:
Acquisition expenses	25.8%	25.0%	25.7%	20.7%
Operating expenses	2.6%	5.3%	3.5%	5.3%

Total expense ratio	28.4%	30.3%	29.2%	26.0%

GAAP combined ratio(1)	100.3%	105.6%	100.4%	107.0%

(1)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

The loss and LAE ratio improved 3.4 points and 9.8 points for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001, due to an improved current accident year loss and LAE ratio, reflecting price increases as well as improvements in terms and conditions.

We believe that our calendar year loss and LAE ratio is indicative of our underwriting results for the current accident year because any prior accident year losses are related to the aforementioned premium adjustment or have been offset by cessions under our existing retrocessional program.

The acquisition expense ratio increased 0.8 points and 5.0 points in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increase in the acquisition expense ratio is primarily due to lower ceding commissions received on our retrocessional programs and, to a lesser extent, an increase in Finite Risk and Financial Products contracts written on a pro rata basis in 2002, which include higher ceding commissions than our other reinsurance contracts. Partially offsetting the increase in the acquisition expense ratio quarter-over-quarter is the effect of updating commission calculations on in-force contracts during the second quarter of 2001.

Excluding the impact of the premium adjustment described above, the operating expense ratio was 3.3% and 4.1% for the three and six months ended June 30, 2002, compared to 5.3% for both the second quarter and six months ended June 30, 2001. The improvement in the operating expense ratio occurs primarily because the growth in net premiums earned outpaced essentially level operating expenses.

Net Investment Income

Net investment income increased $2.5 million and $4.1 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The improvements in net investment income primarily reflect higher interest earned on invested assets and funds held assets, partially offset by lower yields on the portfolio.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$83,647	$61,621	$260,100	$189,486

Net premiums earned	$100,689	$81,458	$206,340	$161,576
Net investment income	9,193	10,034	18,031	19,682
Other revenues	3,309	2,726	6,898	5,454

Operating revenues	113,191	94,218	231,269	186,712

Losses and LAE	74,447	60,013	152,428	118,947
Acquisition and operating expenses	29,954	25,749	60,040	49,481
Dividends to policyholders	2,403	2,683	6,007	6,794

Total losses and expenses	106,804	88,445	218,475	175,222

Pre-tax operating income	$6,387	$5,773	$12,794	$11,490

Combined ratio	103.1%	106.1%	103.4%	105.9%
Less: net investment income ratio	-9.1%	-12.3%	-8.7%	-12.2%

Operating ratio	94.0%	93.8%	94.7%	93.7%

Pre-tax operating income for The PMA Insurance Group improved to $6.4 million and $12.8 million for the three and six months ended June 30, 2002, compared to $5.8 million and $11.5 million for the same periods in 2001. The increases in operating income were primarily due to improved underwriting results, partially offset by lower net investment income.

Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Workers' compensation and integrated disability:
Direct premiums written	$73,010	$54,394	$226,597	$162,486
Premiums assumed	1,865	920	4,100	1,798
Premiums ceded	(8,886)	(6,809)	(20,737)	(12,928)

Net premiums written	$65,989	$48,505	$209,960	$151,356

Commercial Lines:
Direct premiums written	$22,176	$20,132	$61,521	$53,356
Premiums assumed	400	618	718	1,002
Premiums ceded	(4,918)	(7,634)	(12,099)	(16,228)

Net premiums written	$17,658	$13,116	$50,140	$38,130

Total:
Direct premiums written	$95,186	$74,526	$288,118	$215,842
Premiums assumed	2,265	1,538	4,818	2,800
Premiums ceded	(13,804)	(14,443)	(32,836)	(29,156)

Net premiums written	$83,647	$61,621	$260,100	$189,486

Direct workers’ compensation and integrated disability premiums written increased by $18.6 million and $64.1 million for the three and six months ended June 30, 2002 primarily due to weighted average price increases of 15% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $2.0 million and $8.2 million for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to rate increases for commercial auto and commercial multi-peril lines.

Ceded premiums decreased $639,000 and increased $3.7 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. Premiums ceded for workers’ compensation and integrated disability increased by $2.1 million and $7.8 million as a result of the increase in direct premiums written as well as higher rates being charged by reinsurers. Premiums ceded for Commercial Lines were lower by $2.7 million and $4.1 million, primarily as a result of higher retentions in the Commercial Lines’ reinsurance programs. Effective January 1, 2002, we increased our net retention for these lines to $500,000 per risk from $250,000 per risk.

Net premiums earned increased 24% and 28% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in 2002.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Loss and LAE ratio	73.9%	73.7%	73.9%	73.6%

Expense ratio:
Acquisition expenses	17.4%	17.7%	17.5%	17.6%
Operating expenses(1)	9.4%	11.4%	9.1%	10.5%

Total expense ratio	26.8%	29.1%	26.6%	28.1%
Policyholders' dividend ratio	2.4%	3.3%	2.9%	4.2%

GAAP combined ratio (1)(2)	103.1%	106.1%	103.4%	105.9%

(1) The expense ratio and the combined ratio exclude $2.9 million and $5.2 million for the three and six months ended June 30, 2002, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2001, respectively, for direct expenses related to service revenues, which are not included in premiums earned.
(2) The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

The loss and LAE ratios for the three and six months ended June 30, 2002, were essentially level with the same periods last year. A minor increase in the current accident year loss and LAE ratio was offset by the recording of discount exceeding the accretion of discount on prior year reserves.

The current accident year loss and LAE ratio increased by 0.7 points and 0.6 points for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to rising reinsurance costs. The current accident year loss and LAE ratios for all lines of business reflect price increases and a slight decline in claims frequency. However, a slowdown in the United States economy may change the trend of declining claims frequency. Also, in most economic slowdowns, we have generally experienced increasing claims severity. Further, medical cost inflation continues, which may contribute to increased severity of losses, despite our attempt to mitigate medical cost inflation through our affiliation with a national preferred provider organization.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by the recording of discount for current year reserves. The recording of discount exceeded the accretion of discount on prior year reserves by $396,000 and $904,000 for the three and six months ended June 30, 2002, respectively, compared to $28,000 and $13,000 for the same periods last year, reflecting the increase in workers’ compensation writings during 2002. This favorably impacted the loss and LAE ratio by 0.4 points and 0.3 points for the three and six months ended June 30, 2002, compared to the same periods last year.

Overall, the total expense ratio improved by 2.3 points and 1.5 points for the three and six months ended June 30, 2002, compared to the same periods in 2001, as premium growth outpaced the increase in expenses.

The policyholders’ dividend ratio was 2.4% and 2.9% for the three and six months ended June 30, 2002, respectively, compared to 3.3% and 4.2% for the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The decreases in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group has sold less business under dividend plans in the three and six months ended June 30, 2002, compared to the same periods in 2001, and has written business under lower paying dividend plans in 2002, compared to 2001.

Net Investment Income

Net investment income was $9.2 million and $18.0 million for the three and six months ended June 30, 2002, compared to $10.0 million and $19.7 million for the same periods in 2001. The decrease in net investment income primarily reflects a lower asset base resulting from the paydown of loss reserves from prior accident years and, to a lesser extent, lower invested asset yields.

Run-off Operations

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$10,089	$28,117	$32,170	$31,548

Net premiums earned	$5,335	$19,788	$17,535	$20,190
Net investment income	239	666	462	1,353

Operating revenues	5,574	20,454	17,997	21,543

Losses and LAE	10,130	15,470	60,943	37,332
Acquisition and operating expenses	39,851	4,927	44,549	6,467

Total losses and expenses	49,981	20,397	105,492	43,799

Pre-tax operating income (loss)	$(44,407)	$57	$(87,495)	$(22,256)

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. We have ceased underwriting new business in this operation. We are taking required actions to not renew business, and have terminated our relationships with substantially all of our appointed brokers. We are currently negotiating an agreement to sell the capital stock of this business. However, we expect that, pursuant to the agreement, we will retain all assets and liabilities related to the in-force policies and outstanding claim obligations. As a result of our second quarter decision to exit this business, the results of this segment are reported as Run-off Operations.

Pre-tax operating losses were $44.4 million and $87.5 million for the three and six months ended June 30, 2002. As a result of our decision to exit from and run off this business, results for the quarter ended June 30, 2002 include a charge of $43 million pre-tax. Components of the charge include expenses associated with the recognition of liabilities of approximately $20 million, including reinsurance costs of approximately $9 million, long-term lease costs of approximately $7 million and involuntary employee termination benefits of approximately $3 million. In addition, the $43 million charge includes approximately $23 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $7 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. The charge was included in operating expenses (approximately $34 million) and net premiums earned (approximately $9 million) in the quarter ended June 30, 2002.

In mid-July 2002, approximately 60 employees were terminated in accordance with our exit plan. All of the terminated employees worked for Caliber One, primarily in the underwriting area. Approximately 35 positions, primarily claims and accounting staff, remain after the mid-July terminations. These remaining positions are expected to be eliminated by November 30, 2002 in accordance with our exit plan. None of the involuntary employee termination benefits was paid as of June 30, 2002.

Pre-tax operating results for the six months ended June 30, 2002, include net unfavorable prior year development of $40.0 million. During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40.0 million, net of $21.0 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily general liability, including policies covering contractors’liability for construction defects; professional liability policies for the nursing homes class of business; and commercial automobile, mainly for accident years 2000 and prior.

The Run-off Operations recorded pre-tax operating income of $57,000 and a pre-tax operating loss of $22.3 million for the three and six months ended June 30, 2001, respectively. Losses and LAE for 2001 include net unfavorable prior year development of $17.8 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract. These losses reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business and, to a lesser extent, property lines of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000.

Loss Reserves

At June 30, 2002, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of June 30, 2002 is $2,394.2 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring prior to June 30, 2002 whether or not these claims have been reported to us.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2002, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

See the discussion under Run-off Operations on page 20 for additional information regarding the 2002 and 2001 loss reserve increases.

For additional discussion of loss reserves and reinsurance, see pages 38 to 41 of the Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders, as well as pages 14 to 20 of our Form 10-K for the year ended December 31, 2001.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of our real estate properties. Corporate and Other recorded pre-tax operating losses of $3.8 million and $8.0 million for the three and six months ended June 30, 2002, compared to a pre-tax operating loss of $4.3 million and pre-tax operating income of $98,000 for the same periods in 2001. During the first quarter of 2001, we sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which was recorded in other revenues.

Absent the gain on sale of real estate in 2001, pre-tax operating results for Corporate and Other improved in the three and six months ended June 30, 2002, compared to the same periods last year, primarily due to lower interest expense. Interest expense was $572,000 and $1.1 million for the three and six months ended June 30, 2002, respectively, compared to $1.8 million and $4.0 million for the same periods in 2001, reflecting a lower amount of debt outstanding and lower interest rates.

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

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from the Pooled Companies and Caliber One Indemnity Company may not be paid directly to PMA Capital. Instead, only PMACIC, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. Approximately $56 million of dividends are available to be paid by PMACIC to PMA Capital in 2002 without the prior approval of the Pennsylvania Insurance Commissioner during 2002. The PMA Insurance Group’s Pooled Companies can pay up to $27.4 million in dividends to PMACIC during 2002. Under Delaware law, Caliber One Indemnity Company can not pay dividends to PMACIC in 2002. Dividends received from subsidiaries were $7.0 million and $14.0 million for the three and six months ended June 30, 2002, respectively, and for the three and six months ended June 30, 2001.

Net tax payments received from subsidiaries were $1.6 million and $6.8 million for the three and six months ended June 30, 2002, compared to $3.4 million and $6.3 million for the same periods in 2001.

We had $62.5 million outstanding under our existing Revolving Credit Facility (“Credit Facility”) at both June 30, 2002 and December 31, 2001. The outstanding balance at June 30, 2002 matures on December 31, 2002. We are currently evaluating alternatives to replace our existing Credit Facility. In July 2002, our $250 million universal shelf registration statement was declared effective. Under this shelf registration statement, we will have the flexibility to sell debt securities, common and preferred shares, warrants and share purchase contracts and units, as well as trust preferred securities or a combination of the above.

In addition to the Credit Facility, we maintain a committed facility of $50.0 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of our insurance subsidiaries. As of June 30, 2002, we had $23.7 million outstanding under the Letter of Credit Facility, compared to $27.9 million at December 31, 2001.

We paid dividends to shareholders of $3.3 million and $5.5 million, respectively, during the three and six months ended June 30, 2002, compared to $2.2 million and $4.5 million for the same periods last year. The increase in dividends paid is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A Common stock for net proceeds of approximately $158 million. Our dividends to shareholders are restricted by our debt agreements. Based upon the terms of our debt agreements, under the most restrictive debt covenant, we would be able to pay dividends of approximately $15.0 million in 2002.

We repurchased 90,000 shares at a total cost of $1.7 million during the first six months of 2002. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at June 30, 2002 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

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

Additionally, our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of any securities that we may issue as established by the rating agencies. Our ability to refinance our outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by any future ratings downgrade.

Management currently believes that the existing capital structure is adequate, but believes additional capital would provide better support for our growth objectives. Management continually monitors the capital structure in light of developments in our businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in our business.

Investments

At June 30, 2002, our investment assets, including short-term investments, were carried at a fair value of $1,916.7 million and had an amortized cost of $1,908.4 million. The net unrealized gain on our investment assets at June 30, 2002 was $8.3 million, or 0.4% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $34.0 million and gross unrealized losses of $25.7 million.

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

As of June 30, 2002, our investment asset portfolio had gross unrealized losses of $25.7 million. For securities that were in an unrealized loss position at June 30, 2002, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	52	$122.8	$130.0	$7.2	94.5%
6 to 9 months	22	36.8	40.9	4.1	90.2%
9 to 12 months	8	17.9	18.8	0.9	94.9%
More than 12 months	17	44.5	57.0	12.5	78.0%

Subtotal	99	222.0	246.7	24.7	90.0%
U.S. Treasury and
Agency securities	10	90.5	91.5	1.0	99.0%

Total	109	$312.5	$338.2	$25.7	92.4%

Of the 17 securities that have been in an unrealized loss position for more than 12 months, 14 securities have an unrealized loss of less than $1 million and/or less than 20% of their amortized cost. These 14 securities have an average unrealized loss per security of approximately $230,000. In addition, 6 of these securities have fair values at June 30, 2002 that are 90% or more of the amortized cost basis. Of the 3 securities with an unrealized loss in excess of $1 million at June 30, 2002, the largest is a security with a market value of $12.8 million and a cost of $20 million. The security is a structured security backed by a U.S. Treasury Strip and is rated AAA. This security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at June 30, 2002 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2002	$6.3	$6.4	$0.1	98.5%
2003-2006	34.6	37.4	2.8	92.6%
2007-2011	75.7	82.0	6.3	92.3%
2012 and later	68.8	76.9	8.1	89.5%
Mortgage-backed and other
asset-backed securities	36.6	44.0	7.4	83.1%

Subtotal	222.0	246.7	24.7	90.0%
U.S. Treasury and Agency
securities	90.5	91.5	1.0	99.0%

Total	$312.5	$338.2	$25.7	92.4%

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

Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

At June 30, 2002, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency, typically Standard and Poor’s Rating Services and/or Moody’s Investor Services. In addition, at June 30, 2002, $23.5 million, or 1.2%, of our total investments were below investment grade, of which $9.5 million of these below investment grade investments had aggregate unrealized losses totaling $1.2 million.

Based on our evaluation as of June 30, 2002, we determined there were other than temporary declines in market value for 8 securities of 3 issuers, resulting in an impairment charge of $15.8 million pre-tax during the three and six months ended June 30, 2002, including $14.2 million for WorldCom. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

In the first six months of 2001, we recognized an impairment loss of $1.6 million pre-tax resulting from the issuer filing for bankruptcy. There were no impairment losses in the second quarter of 2001.

For all but one security, which was carried at its fair value of $12.8 million at June 30, 2002, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

During the three months ended June 30, 2002, sales of investments resulted in gross realized losses of $2.9 million pre-tax. Of this amount, $2.3 million was realized upon the sale of securities that were in an unrealized loss position for six months or less at the time of sale. During the six months ended June 30, 2002, sales of investments resulted in gross realized losses of $3.8 million pre-tax. Of this amount, a loss of $1.6 million was realized upon the sale of securities that were in an unrealized loss position at December 31, 2001 for three months or less. During the first six months, we sold U.S. Treasury securities and corporate bonds at a realized loss. The sale of the U.S. Treasury securities was the result of portfolio management decisions made as a result of marketplace changes during the period that warranted a shift in the composition of our invested asset portfolio towards investment types and specific industry sectors that better positioned the portfolio and yielded higher returns relative to the U.S. Treasury securities that were sold. The corporate bonds were sold as we decided to reduce our exposure to certain industries and specific credits which had become less attractive.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Pronouncements

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by our Caliber One operating segment. We accounted for the discontinuation of this business under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

We are negotiating an agreement to sell the capital stock of Caliber One Indemnity Company. However, we expect that, pursuant to the agreement, we will retain all assets and liabilities related to in-force policies and outstanding claim obligations and will run-off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are run-off, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment were tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. See Note 7 for additional information.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to our exit from the excess and surplus lines business, which was announced in May 2002.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. As of June 30, 2002, we had approximately $3.0 million of goodwill, which is included in other assets on the balance sheet. Amortization of goodwill was $425,000 and $480,000 for the three and six months ended June 30, 2001, respectively, or $0.02 per basic and diluted share for both the three and six months ended June 30, 2001. In the second quarter of 2002, we recognized an impairment charge of $1.3 million associated with goodwill at the Run-off Operations, which is included in operating expenses.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. We do not have any derivative instruments that are impacted by the accounting requirements of SFAS No. 133 and do not currently participate in any hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial condition, results of operations or liquidity.

Critical Accounting Policies

You can find our critical accounting policies on pages 46 to 48 of our 2001 Annual Report to Shareholders.

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•	regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of or demand for our products or otherwise affect our ability to conduct business;

•

competitive conditions resulting from the significant amount of capital in the property and casualty insurance marketplace that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

•	the effect of changes in workers' compensation statutes and their administration;

•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims paying ratings of our insurance subsidiaries;

•	adequacy of reserves for claim liabilities;

•	adverse property and casualty loss development for events we insured in prior years;

•	adequacy and collectibility of reinsurance that we purchased;

•	severity of natural disasters and other catastrophes;

•	reliance on key management; and

•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Investors should not place undue reliance on any such forward-looking statements. Unless otherwise stated, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided under the caption “Market Risk of Financial Instruments” on page 44 of our 2001 Annual Report to Shareholders.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Shareholders (“Annual Meeting”) was held on April 22, 2002. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect four nominees as members of our Board of Directors to serve for terms expiring at the 2005 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Paul I. Detwiler, Jr	27,296,537	34,802
Anne S. Genter	27,296,367	34,972
Roderic H. Ross	27,296,307	35,032
John W. Smithson	27,298,398	32,941

2.	Proposal to approve the PMA Capital Corporation 2002 Equity Incentive Plan:

Total Votes
Votes in favor	20,815,921
Votes against	1,774,733
Abstentions	2,618,681
Broker non-votes	2,122,004

3.	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Independent Accountants:

Total Votes
Votes in favor	27,225,059
Votes against	104,590
Abstentions	1,690

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 30.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

During the quarterly period ended June 30, 2002, we filed the following Reports on Form 8-K:

-	dated April 22, 2002, Item 9 - containing a news release announcing the expected release of our first quarter 2002 results.

-

dated May 1, 2002, Items 5 and 9 - containing a news release regarding its first quarter 2002 results and informing investors that its First Quarter 2002 Statistical Supplement is available on its website.

-	dated June 17, 2002, Item 5 - announcing the resignation of Francis W. McDonnell as Chief Financial Officer and the election of William E. Hitselberger to replace Mr. McDonnell.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 7, 2002	By: /s/ William E. Hitselberger

William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Agreement and Release between the Company and Francis W. McDonnell dated as of June 26, 2002	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(99)	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith