Form 10-Q
period 2002-09-30
PMA CAPITAL CORP
filed 2002-11-07
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 31,328,922 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 31, 2002.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets

(dollar amounts in thousands)	(Unaudited) As of September 30, 2002	As of December 31, 2001

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2002 - $1,459,415; 2001 - $1,416,901)	$1,509,862	$1,425,281
Short-term investments, at amortized cost which approximates fair value	414,490	350,054
Cash	14,404	20,656

Total investments and cash	1,938,756	1,795,991
Accrued investment income	21,405	19,121
Premiums receivable (net of valuation allowance:
2002 - $10,628; 2001 - $12,583)	376,293	301,104
Reinsurance receivables (net of valuation allowance:
2002 - $3,740; 2001 - $4,562)	1,260,399	1,210,764
Deferred income taxes, net	86,672	82,120
Deferred acquisition costs	87,236	64,350
Funds held by reinsureds	159,750	145,239
Other assets	185,943	184,290

Total assets	$4,116,454	$3,802,979

Liabilities:
Unpaid losses and loss adjustment expenses	$2,304,309	$2,324,439
Unearned premiums	442,485	308,292
Short-term debt	55,000	62,500
Accounts payable, accrued expenses and other liabilities	232,688	217,490
Funds held under reinsurance treaties	255,950	227,892
Dividends to policyholders	16,755	17,132
Payable under securities loan agreements	215,394	33,228

Total liabilities	3,522,581	3,190,973

Commitments and contingencies (Note 6)
Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2002 - 34,217,945 shares issued and 31,328,922 outstanding
2001 - 34,217,945 shares issued and 31,167,006 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	332,566	382,165
Accumulated other comprehensive income	33,483	5,375
Notes receivable from officers	(62)	(158)
Treasury stock, at cost (shares: 2002 - 2,889,023 and 2001 - 3,050,939)	(52,535)	(55,797)

Total shareholders' equity	593,873	612,006

Total liabilities and shareholders' equity	$4,116,454	$3,802,979

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2002	2001	2002	2001

Revenues:
Net premiums written	$268,851	$202,541	$859,995	$572,295
Change in net unearned premiums	(16,120)	(18,379)	(132,790)	(43,462)

Net premiums earned	252,731	184,162	727,205	528,833
Net investment income	18,087	21,338	63,873	65,714
Net realized investment gains (losses)	(3,868)	1,347	(20,028)	6,659
Other revenues	4,057	3,308	11,471	19,623

Total revenues	271,007	210,155	782,521	620,829

Losses and expenses:
Losses and loss adjustment expenses	180,733	169,075	572,960	457,570
Acquisition expenses	55,390	36,659	161,202	101,470
Operating expenses	18,067	20,341	96,571	59,767
Dividends to policyholders	1,469	3,619	7,476	10,413
Interest expense	519	1,395	1,618	5,366

Total losses and expenses	256,178	231,089	839,827	634,586

Income (loss) before income taxes	14,829	(20,934)	(57,306)	(13,757)
Income tax expense (benefit):
Current	-	(7,529)	-	(6,937)
Deferred	5,454	245	(19,685)	(7,301)

Total	5,454	(7,284)	(19,685)	(14,238)

Net income (loss)	$9,375	$(13,650)	$(37,621)	$481

Net income (loss) per share:
Basic	$0.30	$(0.63)	$(1.20)	$0.02

Diluted	$0.30	$(0.63)	$(1.20)	$0.02

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$(37,621)	$481
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income tax benefit	(19,685)	(7,301)
Net realized investment (gains) losses	20,028	(6,659)
Gain on sale of real estate	-	(9,763)
Change in:
Premiums receivable and unearned premiums, net	59,004	23,305
Dividends to policyholders	(377)	(654)
Reinsurance receivables	365	(227,895)
Unpaid losses and loss adjustment expenses	(20,130)	218,772
Funds held by reinsureds	(14,511)	(53,004)
Funds held under reinsurance treaties	28,058	39,100
Accrued investment income	(2,284)	(3,974)
Deferred acquisition costs	(22,886)	(15,980)
Accounts payable, accrued expenses and other liabilities	(2,340)	27,853
Other, net	20,331	(90)

Net cash flows provided by (used in) operating activities	7,952	(15,809)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(689,071)	(845,216)
Maturities or calls	149,558	233,932
Sales	478,000	677,743
Net sales of short-term investments	69,161	7,226
Proceeds from sale of real estate	-	14,401
Other, net	(6,776)	(6,139)

Net cash flows provided by investing activities	872	81,947

Cash flows from financing activities:
Dividends paid to shareholders	(8,812)	(6,779)
Proceeds from exercise of stock options	2,866	1,113
Purchase of treasury stock	(1,726)	(3,729)
Proceeds from issuance of debt	55,000	-
Repayments of debt	(62,500)	(38,000)
Net issuance (repayments) of notes receivable from officers	96	(101)

Net cash flows used in financing activities	(15,076)	(47,496)

Net increase (decrease) in cash	(6,252)	18,642
Cash - beginning of period	20,656	5,604

Cash - end of period	$14,404	$24,246

Supplementary cash flow information:
Income taxes refunded	$(1,000)	$(8,250)
Interest paid	$1,852	$5,822

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net income (loss)	$9,375	$(13,650)	$(37,621)	$481

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during the period	24,889	25,018	14,313	36,234
Less: reclassification adjustment for (gains)
losses included in net income (net of tax
expense (benefit): ($1,354) and $471 for
three months ended September 30, 2002 and
2001; ($7,010) and $2,331 for nine months
ended September 30, 2002 and 2001)	2,514	(876)	13,018	(4,328)

Total unrealized gain on securities	27,403	24,142	27,331	31,906
Foreign currency translation gain (loss), net of tax
(expense) benefit: ($170) and ($221) for three months
ended September 30, 2002 and 2001; ($417) and $70
for nine months ended September 30, 2002 and 2001	314	411	777	(129)

Other comprehensive income, net of tax	27,717	24,553	28,108	31,777

Comprehensive income (loss)	$37,092	$10,903	$(9,513)	$32,258

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

PMA Re — PMA Capital’s reinsurance operations offer excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. PMA Re focuses on risk-exposed business, which it believes allows it to best utilize its underwriting and actuarial expertise.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2001 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2001.

B. Recent Accounting Pronouncements – In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company accounted for the discontinuation of this business under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

The Company has entered into a definitive agreement to sell the capital stock of Caliber One Indemnity Company. Pursuant to the agreement, the Company will retain all assets and liabilities related to in-force policies and outstanding claim obligations and will run-off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are run-off, at which point the Company will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment were tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. See Note 8 for additional information.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. As of September 30, 2002, the Company had approximately $3.0 million of goodwill, which is included in other assets on the balance sheet. Amortization of goodwill was $240,000, or $0.01 per basic and diluted share, and $720,000, or $0.03 per basic and diluted share, for the three and nine months ended September 30, 2001, respectively. For the nine months ended September 30, 2002, the Company recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses.

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

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2002, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the ultimate amount that it would have to pay for all events that occurred as of September 30, 2002 is $2,304.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to September 30, 2002 whether or not these claims have been reported to the Company.

Unpaid losses and loss adjustment expenses (“LAE”) reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40.0 million, net of $21.0 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 2000 and prior.

For the three and nine months ended September 30, 2001, PMA Re’s pre-tax results were adversely impacted by approximately $30 million as a result of losses from the September 11th terrorist attack on the World Trade Center. The pre-tax charge of approximately $30 million consists of total assumed losses of approximately $130 million, which is before (1) reinsurance recoveries, (2) additional premiums due to PMA Re’s retrocessionaires, and (3) additional premiums due to PMA Re on its assumed business. Of the gross losses, approximately 80% were property losses, primarily from property excess of loss and property catastrophe coverages. The remaining 20% were casualty losses, primarily from umbrella coverages and, to a lesser extent, workers’ compensation coverages. Caliber One’s net losses and LAE for the three and nine months ended September 30, 2001, include approximately $1 million of net property losses related to the September 11th terrorist attack on the World Trade Center, net of $9 million of ceded losses. These estimates are based on our analysis to date of known exposures. However, it is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack. As more information becomes available, these estimates may need to be increased.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2002, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4. REINSURANCE

In the ordinary course of business, PMA Capital’s reinsurance and insurance subsidiaries assume premiums from and cede premiums to other insurance companies and are members of various insurance pools and associations. The reinsurance and insurance subsidiaries cede business in order to limit the maximum net loss from large risks and limit the accumulation of many smaller losses from a catastrophic event. The reinsurance and insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations. In January 2002, the Company supplemented its in-force reinsurance programs for PMA Re and The PMA Insurance Group with a reinsurance contract providing coverage for any loss development on its business for accident years prior to 2002. The program provides coverage of up to $125 million in losses in return for $55 million of funding from the Company. During the nine months ended September 30, 2002, the Company funded $50 million of the $55 million by selling short-term investments which is included in investing activities on the Company’s statement of cash flows for the nine months ended September 30, 2002. Cessions of losses under this contract may require the Company to cede additional premiums.

The components of net premiums written, net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Premiums written:
Direct	$130,238	$125,336	$517,883	$404,913
Assumed	192,068	162,592	585,360	357,689
Ceded	(53,455)	(85,387)	(243,248)	(190,307)

Net	$268,851	$202,541	$859,995	$572,295

Premiums earned:
Direct	$151,721	$131,701	$459,005	$372,092
Assumed	168,636	138,933	511,577	351,580
Ceded	(67,626)	(86,472)	(243,377)	(194,839)

Net	$252,731	$184,162	$727,205	$528,833

Losses and LAE:
Direct	$109,500	$113,705	$418,629	$343,361
Assumed	87,760	219,354	335,586	399,592
Ceded	(16,527)	(163,984)	(181,255)	(285,383)

Net	$180,733	$169,075	$572,960	$457,570

5. DEBT

At September 30, 2002, the Company had $55 million of outstanding debt representing borrowings under the Company’s new credit facility (“Credit Facility”), which was executed in September and replaced the Company’s existing bank facility that was scheduled to mature at December 31, 2002. On October 23, 2002, the Company increased its borrowing capacity under the Credit Facility to $65 million by adding a lender. The proceeds from the Credit Facility were used to repay the existing bank facility, which had $62.5 million outstanding. Under the terms of the Credit Facility, the aggregate commitments under the Credit Facility may be increased to $75 million upon securing commitments from additional lenders. The Credit Facility will mature in September 2003, or the Company may convert the outstanding principal amount into a one-year term loan next September, if the Company meets certain financial performance targets in 2003. At September 30, 2002, the interest rate on the utilized portion of the Credit Facility was 3.6%, which equals the London InterBank Offered Rate (“LIBOR”) plus 1.8%. The Credit Facility carries a facility fee on the unutilized portion of 0.375% per annum.

In October 2002, the Company issued $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”) due September 30, 2022 from which the Company received net proceeds of approximately $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually, beginning on March 30, 2003. In addition, contingent interest may be payable by the Company to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Each $1,000 principal amount of the Convertible Debt is convertible into 61.0948 shares of the Company’s Class A common stock from and after certain events specified in the indenture under which the Convertible Debt was issued. Further, holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

6. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Such changes could include various legislative and regulatory changes, which may affect the pricing or profitability of the insurance products sold by the Company. In addition, it is always possible that judicial reinterpretation of insurance contracts after the policies were written may result in coverage unanticipated by the Company at the time the policies were issued, such as coverage for asbestos and environmental, tobacco and mold claims. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a licensed property and casualty insurer operating in a jurisdiction where the Company’s licensed insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other licensed insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. The Company is not aware of any material potential assessments at September 30, 2002 that were not included in the financial statements.

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

7. EARNINGS PER SHARE

A reconciliation of the shares used as the denominator of the basic and diluted earnings per share computations is presented below. For all periods presented, there were no differences in the numerator, net income (loss), for the basic and diluted earnings per share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Denominator:
Basic shares - weighted average shares outstanding	31,328,813	21,518,476	31,269,995	21,514,144
Effect of dilutive stock options	293,180	-	-	377,104

Total diluted shares	31,621,993	21,518,476	31,269,995	21,891,248

The effects of 1.2 million and 3.4 million stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively, because they would have been anti-dilutive. The effects of 3.2 million and 922,000 stock options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively, because they would have been anti-dilutive.

8. RUN-OFF OPERATIONS

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company has ceased underwriting substantially all new business in this operation. The Company is taking required actions to not renew business, and has terminated its relationships with substantially all of its appointed brokers. The Company has entered into a definitive agreement to sell the capital stock of this business. Pursuant to the agreement, the Company will retain all assets and liabilities related to the in-force policies and outstanding claim obligations. As a result of the Company’s second quarter decision to exit the excess and surplus lines business, the results of this segment are reported as Run-off Operations.

As a result of the decision to exit from and run off this business, the Company’s results for the nine months ended September 30, 2002 include a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include expenses associated with the recognition of liabilities of approximately $20 million, including reinsurance costs of approximately $9 million, long-term lease costs of approximately $7 million and involuntary employee termination benefits of approximately $3 million. In addition, the $43 million pre-tax charge includes approximately $23 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $7 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. The charge was included in operating expenses (approximately $34 million) and net premiums earned (approximately $9 million) in the statement of operations in the quarter ended June 30, 2002.

In mid-July 2002, approximately 60 employees were terminated in accordance with the Company’s exit plan. All of the terminated employees worked for Caliber One, primarily in the underwriting area. Approximately 35 positions, primarily claims and accounting staff, remain after the mid-July terminations. These remaining positions are expected to be eliminated over the next 18 months, in accordance with the Company’s exit plan. Involuntary employee termination benefits of $1.1 million were paid as of September 30, 2002.

9. BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Revenues:
PMA Re	$144,750	$90,857	$423,691	$278,001
The PMA Insurance Group	116,150	104,352	347,419	291,064
Run-off Operations	14,364	13,761	32,361	35,304
Corporate and Other	(389)	(162)	(922)	9,801

Operating revenues	274,875	208,808	802,549	614,170
Net realized investment gains (losses)	(3,868)	1,347	(20,028)	6,659

Total revenues	$271,007	$210,155	$782,521	$620,829

Components of pre-tax operating
income (loss)(1) and net income (loss):
PMA Re	$15,196	$(24,656)	$41,902	$(12,123)
The PMA Insurance Group	6,714	6,001	19,508	17,491
Run-off Operations	(2)	50	(87,497)	(22,206)
Corporate and Other	(3,211)	(3,676)	(11,191)	(3,578)

Pre-tax operating income (loss)	18,697	(22,281)	(37,278)	(20,416)
Net realized investment gains (losses)	(3,868)	1,347	(20,028)	6,659

Income (loss) before income taxes	14,829	(20,934)	(57,306)	(13,757)
Income tax expense (benefit)	5,454	(7,284)	(19,685)	(14,238)

Net income (loss)	$9,375	$(13,650)	$(37,621)	$481

(1)

 Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. Pre-tax operating income (loss) is defined as income (loss) before income taxes, excluding net realized investment gains and losses. The Company excludes net realized investment gains (losses) from the profit and loss measure it utilizes to assess the performance of its operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

Net premiums earned by business segment and other components of operating revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

PMA Re:
Finite Risk and Financial Products
Casualty	$16,687	$9,281	$84,844	$50,197
Property	22,977	46,324	69,936	87,131
Other	4,740	4,969	14,231	5,264

Total	44,404	60,574	169,011	142,592

Traditional - Treaty
Casualty	47,039	4,630	111,648	34,095
Property	20,985	8,589	54,767	42,574
Other	1,404	417	2,147	658

Total	69,428	13,636	168,562	77,327

Specialty - Treaty
Casualty	15,320	2,319	34,041	17,100
Property	3,309	334	990	840
Other	110	208	320	621

Total	18,739	2,861	35,351	18,561

Facultative
Casualty	1,162	2,166	9,010	2,334
Property	1,778	733	4,609	2,464

Total	2,940	2,899	13,619	4,798

Total casualty	80,208	18,396	239,543	103,726
Total property	49,049	55,980	130,302	133,009
Total other	6,254	5,594	16,698	6,543

Total premiums earned	135,511	79,970	386,543	243,278

The PMA Insurance Group:
Workers' compensation and integrated disability	84,480	75,903	249,684	207,111
Commercial automobile	10,280	8,173	34,144	23,647
Commercial multi-peril	6,432	5,650	19,987	19,981
Other	1,998	1,575	5,715	2,138

Total premiums earned	103,190	91,301	309,530	252,877

Run-off Operations	14,250	13,075	31,785	33,265
Corporate and Other	(220)	(184)	(653)	(587)

Consolidated net premiums earned	252,731	184,162	727,205	528,833
Consolidated net investment income	18,087	21,338	63,873	65,714
Consolidated other revenues	4,057	3,308	11,471	19,623

Consolidated operating revenues	$274,875	$208,808	$802,549	$614,170

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2002, compared with December 31, 2001, and our results of operations for the three and nine months ended September 30, 2002, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders (pages 28 through 48), to which you are directed for additional information. The term “GAAP” refers to generally accepted accounting principles.

Consolidated Results of Operations

The major components of operating revenues, pre-tax operating income (loss) and net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Operating revenues:
Net premiums written	$268,851	$202,541	$859,995	$572,295

Net premiums earned	$252,731	$184,162	$727,205	$528,833
Net investment income	18,087	21,338	63,873	65,714
Other revenues	4,057	3,308	11,471	19,623

Total operating revenues	$274,875	$208,808	$802,549	$614,170

Components of pre-tax operating
income (loss)(1) and net income (loss):
PMA Re	$15,196	$(24,656)	$41,902	$(12,123)
The PMA Insurance Group	6,714	6,001	19,508	17,491
Run-off Operations (2)	(2)	50	(87,497)	(22,206)
Corporate and Other	(3,211)	(3,676)	(11,191)	(3,578)

Pre-tax operating income (loss)	18,697	(22,281)	(37,278)	(20,416)
Net realized investment gains (losses)	(3,868)	1,347	(20,028)	6,659

Income (loss) before income taxes	14,829	(20,934)	(57,306)	(13,757)
Income tax expense (benefit)	5,454	(7,284)	(19,685)	(14,238)

Net income (loss)	$9,375	$(13,650)	$(37,621)	$481

(1)   Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. Pre-tax operating income (loss) is defined as income (loss) before income taxes, excluding net realized investment gains and losses. We exclude net realized investment gains (losses) from the profit and loss measure we utilize to assess the performance of our operating segments because (i) net realized investment gains (losses) are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains (losses) that do not relate to the operations of the individual segments.

(2)   In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. As a result of our second quarter decision to exit the excess and surplus lines business, the results of this segment are now reported as Run-off Operations.

Consolidated operating revenues for the three and nine months ended September 30, 2002, were $274.9 million and $802.5 million, respectively, compared to $208.8 million and $614.2 million for the same periods last year. The increases in operating revenues primarily reflect higher net premiums earned by PMA Re and The PMA Insurance Group. Included in operating revenues as a component of other revenues for the nine months ended September 30, 2001 is a $9.8 million gain on the sale of real estate properties recorded in Corporate and Other.

Operating income (loss) is one of the primary performance measures we use to monitor and assess the performance of our insurance operations. Operating income (loss) differs from net income (loss) under GAAP because operating income (loss) excludes net realized investment gains and losses. We recorded pre-tax operating income of $18.7 million and a pre-tax operating loss of $37.3 million for the three and nine months ended September 30, 2002, compared to pre-tax operating losses of $22.3 million and $20.4 million for the same periods last year. Pre-tax operating results for the nine months ended September 30, 2002 include operating losses from the Run-off Operations of $87.5 million, primarily reflecting unfavorable prior year loss development of $40 million in the first quarter and a charge of $43 million in the second quarter associated with our decision to exit from and run off our excess and surplus lines business. Pre-tax operating results for 2001 include operating income from the Run-off Operations of $50,000 for the third quarter and operating losses of $22.2 million for the first nine months.

Excluding the Run-off Operations, pre-tax operating income was $18.7 million and $50.2 million for the three and nine months ended September 30, 2002, respectively, compared to pre-tax operating losses of $22.3 million and operating income of $1.8 million for the same periods last year. The third quarter and nine months results for 2001 include a charge of approximately $30 million pre-tax ($20 million after-tax) relating to losses resulting from the attack on the World Trade Center. The improvement in pre-tax operating results in 2002 also reflects improved underwriting results at both PMA Re and The PMA Insurance Group. A pre-tax gain of $9.8 million on the sale of certain real estate properties recorded in Corporate and Other is included in pre-tax operating income for the nine months ended September 30, 2001.

We recorded after-tax operating income of $11.9 million and operating losses of $24.6 million for the three and nine months ended September 30, 2002, respectively, compared to after-tax operating losses of $14.5 million and $3.8 million for the same periods in 2001. After-tax operating results for the nine months ended September 30, 2002 include operating losses from the Run-off Operations of $56.9 million. After-tax operating results for 2001 include operating losses of $1.1 million and $15.6 million from the Run-off Operations for the third quarter and nine months ended September 30, 2001, respectively. Excluding the Run-off Operations, after-tax operating income was $11.9 million and $32.3 million for the three and nine months ended September 30, 2002, compared to operating losses of $13.4 million and operating income of $11.7 million for the same periods last year. After-tax operating income for the nine months ended September 30, 2001 includes a tax benefit of $10.1 million resulting from the completion of an IRS examination of our 1996 tax return.

We recorded net income of $9.4 million and a net loss of $37.6 million for the three and nine months ended September 30, 2002, respectively, compared to a net loss of $13.7 million and net income of $481,000 for the same periods last year. Net income (loss) includes after-tax gains and losses from investments. After-tax net realized investment losses were $2.5 million and $13.0 million for the three and nine months ended September 30, 2002, compared to after-tax net realized investment gains of $876,000 and $4.3 million for the same periods in 2001. After-tax net realized investment losses for the quarter and nine months ended September 30, 2002 include impairment losses of $4.1 million and $14.4 million after-tax, respectively, on fixed income securities. See “Investments” on page 24 for additional information.

Impact on 2001 Results from the September 11th Attack on the World Trade Center

For the three and nine months ended September 30, 2001, PMA Re’s pre-tax results were adversely impacted by approximately $30 million as a result of losses from the September 11th terrorist attack on the World Trade Center. The pre-tax charge of approximately $30 million consists of total assumed losses of approximately $130 million, which is before (1) reinsurance recoveries, (2) additional premiums due to PMA Re’s retrocessionaires, and (3) additional premiums due to PMA Re on its assumed business. Of these losses, approximately 80% were property losses, primarily from property excess of loss and property catastrophe coverages. The remaining 20% were casualty losses, primarily from umbrella coverages and, to a lesser extent, workers’ compensation coverages. Caliber One’s net losses and LAE for the three and nine months ended September 30, 2001, include approximately $1 million of net property losses related to the September 11th terrorist attack on the World Trade Center, net of $9 million of ceded losses. These estimates are based on our analysis to date of known exposures. However, it is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack. As more information becomes available, our estimate may need to be increased.

Business Outlook

Based on management’s current expectations, the estimated range of consolidated 2002 after-tax operating income from continuing operations is between $1.40 and $1.45 per diluted share, excluding losses from Run-off Operations, as well as the costs to exit from and run off this business. We expect price strengthening to remain at current levels for the remainder of 2002, providing for strong growth in premium levels of approximately 40-50%. We expect the price strengthening to continue to outpace loss cost and expense trends, and that embedded underwriting margins will remain strong. We expect these conditions to allow us to achieve our combined ratio goal of 100% or better for PMA Re and 104% or better for The PMA Insurance Group.

For 2003, management currently estimates that consolidated after-tax operating income will be between $1.65 and $1.80 per diluted share, which equates to a 9-10% return on beginning book value per share. This estimate is based on management’s current expectation that rate adequacy will continue to improve as prices continue to increase in 2003. As a result, we believe that PMA Re and The PMA Insurance Group should achieve an underwriting result in 2003 that is better than their 2002 combined ratio goals of 100% and 104%.

These estimated amounts of after-tax operating earnings per diluted share for 2002 and 2003 assume that loss trends run at a similar pace as year-to-date 2002 levels, excluding catastrophes, and that loss reserves continue to be adequate for prior accident years. In addition, our estimates of 2002 and 2003 after-tax operating earnings per diluted share do not reflect any potential dilution from our recently issued 4.25% convertible senior debentures.

This Business Outlook section represents our expectations as of the date of this Form 10-Q, and we disclaim any obligation to update the Business Outlook herein. The foregoing statements are forward-looking, and actual results may differ materially. In addition to the various factors discussed above, please see the Cautionary Statements on page 29 that follow for the factors that may cause actual results to differ materially from our current expectations, as well as the risk factors on pages 30 to 34 of our Form 10-K for the year ended December 31, 2001, as updated by the risk factors in Part II, Item 5 of this Form 10-Q.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$153,862	$104,902	$453,169	$254,025

Net premiums earned	$135,511	$79,970	$386,543	$243,278
Net investment income	9,239	10,887	37,148	34,723

Operating revenues	144,750	90,857	423,691	278,001

Losses and LAE	92,574	91,082	271,430	223,298
Acquisition and operating expenses	36,980	24,431	110,359	66,826

Total losses and expenses	129,554	115,513	381,789	290,124

Pre-tax operating income	$15,196	$(24,656)	$41,902	$(12,123)

Combined ratio	95.6%	144.5%	98.8%	119.3%
Less: net investment income ratio	-6.8%	-13.6%	-9.6%	-14.3%

Operating ratio	88.8%	130.9%	89.2%	105.0%

PMA Re’s pre-tax operating income improved to $15.2 million and $41.9 million for the three and nine months ended September 30, 2002, respectively, compared to pre-tax operating losses of $24.7 million and $12.1 million for the same periods in 2001. PMA Re’s results for 2001 were impacted by a pre-tax charge of approximately $30 million relating to the September 11th attack on the World Trade Center. Operating results for the third quarter of 2002 reflect improved underwriting results, partially offset by lower net investment income. Operating results for the first nine months of 2002 reflects improved underwriting results and higher net investment income.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Business Unit:
Finite Risk and Financial Products	$42,635	$105,424	$201,053	$196,215
Traditional - Treaty	95,760	37,325	269,339	117,838
Specialty - Treaty	31,488	8,848	61,278	19,898
Facultative	16,616	8,230	43,303	18,173

Total	$186,499	$159,827	$574,973	$352,124

Major Lines of Business:
Casualty lines	$117,498	$78,564	$371,178	$187,830
Property lines	62,139	75,534	186,350	157,747
Other lines	6,862	5,729	17,445	6,547

Total	$186,499	$159,827	$574,973	$352,124

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Business Unit:
Finite Risk and Financial Products	$40,968	$83,904	$183,122	$164,532
Traditional - Treaty	81,587	14,408	203,927	71,771
Specialty - Treaty	26,712	3,983	50,720	12,347
Facultative	4,595	2,607	15,400	5,375

Total	$153,862	$104,902	$453,169	$254,025

Major Lines of Business:
Casualty lines	$94,823	$33,929	$282,841	$108,965
Property lines	52,601	65,442	153,473	138,715
Other lines	6,438	5,531	16,855	6,345

Total	$153,862	$104,902	$453,169	$254,025

Gross premiums written were $186.5 million and $575.0 million for the three and nine months ended September 30, 2002, compared with $159.8 million and $352.1 million for the same periods last year. Net premiums written were $153.9 million and $453.2 million for the three and nine months ended September 30, 2002, compared with $104.9 million and $254.0 million for the same periods last year.

Gross premiums written for the nine months ended September 30, 2002 include an additional $58.1 million of gross premiums written recorded in the second quarter of 2002 as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update as appropriate the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, which compares actual reported premiums and originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units, were higher than originally estimated. The increase in net premiums earned of $35.5 million caused by this adjustment was offset by losses and LAE and acquisition expenses.

The attack on the World Trade Center had a negative effect on net premiums written for the three and nine months ended September 30, 2001. Contractual provisions under certain of PMA Re’s assumed business in the Finite Risk and Financial Products unit provided for approximately $30 million of additional premium due because losses were ceded to PMA Re under the terms of these contracts. Offsetting these additional premiums were approximately $40 million of ceded premiums payable by PMA Re to its retrocessionaires because PMA Re ceded a portion of its gross losses incurred to these retrocessionaires.

Excluding the effects in 2002 of the change in our estimate of ultimate premiums written and the attack on the World Trade Center in 2001:

o      Gross premiums written increased approximately $57 million, or 44%, for the third quarter and approximately $195 million, or 61%, for the first nine months of 2002, compared to the same periods last year, primarily reflecting higher premiums in the Traditional- and Specialty-Treaty units. We have been able to obtain significant price increases, and improved terms and conditions on business written in 2002. Rate increases in 2002, as measured by the level of premium increase on renewed in-force business, averaged approximately 35% on PMA Re’s Traditional- and Specialty-Treaty business. Partially offsetting the higher premiums written in the third quarter were lower premiums written in the Finite Risk and Financial Products unit.

o      Ceded premiums written increased by approximately $19 million and $51 million for the three and nine months ended September 30, 2002, compared to the same periods last year. The increase in ceded premiums primarily reflects the increase in gross premiums written and an increase in premiums charged by retrocessionaires.

o      Net premiums written increased by approximately $38 million and $144 million, or 33% and 54%, while net premiums earned increased by approximately $45 million and $97 million, or 49% and 38%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Loss and LAE ratio	68.3%	113.9%	70.2%	91.8%

Expense ratio:
Acquisition expenses	24.9%	22.5%	25.4%	21.3%
Operating expenses	2.4%	8.1%	3.2%	6.2%

Total expense ratio	27.3%	30.6%	28.6%	27.5%

GAAP combined ratio(1)	95.6%	144.5%	98.8%	119.3%

(1)	The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses and operating expenses, all divided by net premiums earned.

PMA Re’s 2001 combined ratios and the individual components of the combined ratio were impacted by the unfavorable loss activity related to the attack on the World Trade Center. Excluding the impact of the attack, PMA Re’s loss and LAE ratio would have been approximately 81% and 81%, and the combined ratio would have been approximately 108% and 107% for the three and nine months ended September 30, 2001, respectively. For additional information, see “Impact on 2001 Results from the September 11th Attack on the World Trade Center” beginning on page 13.

Excluding the effects of the attack on the World Trade Center from the 2001 ratios, the loss and LAE ratios for the three and nine months ended September 30, 2002 improved approximately 13 points and 11 points, compared to the loss and LAE ratios for the same periods in 2001. The improvements are primarily due to an improved current accident year loss and LAE ratio, reflecting price increases as well as improvements in terms and conditions.

We believe that our year-to-date calendar year loss and LAE ratio is approximately two to three points higher than the loss and LAE ratio for business that we have underwritten in 2002, reflecting prior year loss development which has been substantially offset by the aforementioned premium adjustment or by cessions under our existing retrocessional program.

Net premiums earned, which are used in calculating the components of the expense ratio, were positively impacted by the premium adjustment in 2002 and adversely impacted by the attack on the World Trade Center in 2001. Excluding the effect of these items, the acquisition expense ratio increased 5.2 points and 5.1 points, and the operating expense ratio decreased 4.8 points and 2.6 points for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in the acquisition expense ratio is primarily due to lower ceding commissions received on our retrocessional programs. The improvement in the operating expense ratio occurs primarily because of the growth in net premiums earned, combined with a lower level of operating expenses in 2002 than in 2001.

Net Investment Income

Net investment income was $9.2 million for the third quarter of 2002, compared to $10.9 million for the same period in 2001, primarily reflecting lower yields on the investment portfolio that more than offset the growth in invested assets. Net investment income was $37.1 million for the nine months ended September 30, 2002, compared to $34.7 million for the same period last year, reflecting higher interest earned on invested assets and funds held assets, partially offset by lower yields on the portfolio.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$118,627	$89,316	$378,727	$278,802

Net premiums earned	$103,190	$91,301	$309,530	$252,877
Net investment income	8,971	9,989	27,002	29,671
Other revenues	3,989	3,062	10,887	8,516

Operating revenues	116,150	104,352	347,419	291,064

Losses and LAE	78,121	68,835	230,549	187,782
Acquisition and operating expenses	29,846	25,897	89,886	75,378
Dividends to policyholders	1,469	3,619	7,476	10,413

Total losses and expenses	109,436	98,351	327,911	273,573

Pre-tax operating income	$6,714	$6,001	$19,508	$17,491

Combined ratio	103.0%	105.0%	103.3%	105.6%
Less: net investment income ratio	-8.7%	-10.9%	-8.7%	-11.7%

Operating ratio	94.3%	94.1%	94.6%	93.9%

Pre-tax operating income for The PMA Insurance Group improved to $6.7 million and $19.5 million for the three and nine months ended September 30, 2002, compared to $6.0 million and $17.5 million for the same periods in 2001. The increases in operating income were primarily due to improved underwriting results, partially offset by lower net investment income.

Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Workers' compensation and integrated disability:
Direct premiums written	$102,518	$79,869	$329,115	$242,355
Premiums assumed	5,207	2,528	9,307	4,326
Premiums ceded	(7,641)	(6,976)	(28,378)	(19,904)

Net premiums written	$100,084	$75,421	$310,044	$226,777

Commercial Lines:
Direct premiums written	$22,422	$20,893	$83,943	$74,249
Premiums assumed	362	237	1,080	1,239
Premiums ceded	(4,241)	(7,235)	(16,340)	(23,463)

Net premiums written	$18,543	$13,895	$68,683	$52,025

Total:
Direct premiums written	$124,940	$100,762	$413,058	$316,604
Premiums assumed	5,569	2,765	10,387	5,565
Premiums ceded	(11,882)	(14,211)	(44,718)	(43,367)

Net premiums written	$118,627	$89,316	$378,727	$278,802

Direct workers’ compensation and integrated disability premiums written increased by $22.7 million and $86.8 million for the three and nine months ended September 30, 2002 primarily due to weighted average price increases of 17% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $1.5 million and $9.7 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to rate increases for commercial auto and commercial multi-peril lines.

Total ceded premiums decreased $2.3 million and increased $1.4 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Premiums ceded for workers’ compensation and integrated disability increased by $665,000 and $8.5 million as a result of the increase in direct premiums written as well as higher rates being charged by reinsurers. Premiums ceded for Commercial Lines were lower by $3.0 million and $7.1 million, primarily as a result of higher retentions in the Commercial Lines’ reinsurance programs. Effective January 1, 2002, we increased our net retention for these lines to $500,000 per risk from $250,000 per risk.

Net premiums earned increased 13% and 22% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in 2002.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Loss and LAE ratio	75.7%	75.4%	74.5%	74.3%

Expense ratio:
Acquisition expenses	17.5%	18.0%	17.5%	17.8%
Operating expenses(1)	8.4%	7.6%	8.9%	9.4%

Total expense ratio	25.9%	25.6%	26.4%	27.2%
Policyholders' dividend ratio	1.4%	4.0%	2.4%	4.1%

GAAP combined ratio (1)(2)	103.0%	105.0%	103.3%	105.6%

(1)The expense ratio and the combined ratio exclude $3.1 million and $8.3 million for the three and nine months ended September 30, 2002, respectively, and $2.5 million and $6.6 million for the three and nine months ended September30, 2001, respectively, for direct expenses related to service revenues, which are not included in premiums earned.
(2)The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’dividends, all divided by net premiums earned.

The loss and LAE ratios for the three and nine months ended September 30, 2002 increased slightly, compared to the same periods last year. For the third quarter of 2002, the unfavorable effects of prior year loss development and net discount accretion were partially offset by an improved current accident year loss and LAE ratio. For the nine months ended September 30, 2002, the unfavorable effects of prior year loss development were partially offset by the favorable impact of net discount accretion.

The PMA Insurance Group recorded $1.2 million and $1.1 million of unfavorable prior year reserve development for the three and nine months ended September 30, 2002, respectively, compared to $103,000 of unfavorable prior year development and $111,000 of favorable prior year development for the same periods last year. The unfavorable development in the first nine months of 2002 is due to higher than expected claims handling costs. The third quarter unfavorable development is due to unfavorable loss experience on rent-a-captive business.

The current accident year loss and LAE ratio improved by 1.1 points to 74.2% for the third quarter, and was essentially flat for the nine months ended September 30, 2002 at 74.3%, compared to the same periods in 2001. The current accident year loss and LAE ratios for all lines of business reflect price increases and a slight decline in claims frequency. However, a slowdown in the United States economy may change the trend of declining claims frequency. In most economic slowdowns, we have generally experienced increasing claims severity. Further, medical cost inflation continues, which may contribute to increased severity of losses, despite our attempt to mitigate medical cost inflation through our affiliation with a national preferred provider organization. Along with the increased loss severity, we have also seen an increase in reinsurance costs.

The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by the recording of discount for current year reserves. The net of these is referred to as net discount accretion. The accretion of discount on prior year reserves exceeded the recording of discount by $308,000 for the third quarter of 2002, while the recording of discount exceeded the accretion of discount on prior years’ reserves by $23,000 for the same period last year. The recording of discount exceeded the accretion of discount on prior years’ reserves by $596,000 and $36,000 for the nine months ended September 30, 2002 and 2001, respectively.

Overall, the total expense ratio for the three months ended September 30, 2002 increased slightly, compared to the same period last year. The total expense ratio for the nine months ended September 30, 2002 improved by 0.8 points, compared to the same period in 2001, as premium growth outpaced the increase in expenses.

The policyholders’ dividend ratio was 1.4% and 2.4% for the three and nine months ended September 30, 2002, respectively, compared to 4.0% and 4.1% for the same periods last year. Under policies that are subject to dividend plans, the customer may earn a dividend based upon favorable loss experience during the policy period. The decreases in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group has sold less business under dividend plans in the three and nine months ended September 30, 2002, compared to the same periods in 2001, and has written business under lower paying dividend plans in 2002, compared to 2001. In addition, the dividend ratio related to the rent-a-captive business was lower during the third quarter of 2002, as a result of the aforementioned unfavorable loss experience.

Net Investment Income

Net investment income was $9.0 million and $27.0 million for the three and nine months ended September 30, 2002, compared to $10.0 million and $29.7 million for the same periods in 2001. The decrease in net investment income primarily reflects lower invested asset yields and a lower invested asset base resulting from the paydown of loss reserves from prior accident years.

Run-off Operations

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2002	2001	2002	2001

Net premiums written	$(3,418)	$8,507	$28,752	$40,055

Net premiums earned	$14,250	$13,075	$31,785	$33,265
Net investment income	114	686	576	2,039

Operating revenues	14,364	13,761	32,361	35,304

Losses and LAE	10,038	9,158	70,981	46,490
Acquisition and operating expenses	4,328	4,553	48,877	11,020

Total losses and expenses	14,366	13,711	119,858	57,510

Pre-tax operating income (loss)	$(2)	$50	$(87,497)	$(22,206)

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. We have ceased underwriting substantially all new business in this operation. We are taking required actions to not renew business, and have terminated our relationships with substantially all of our appointed brokers. We have entered into a definitive agreement to sell the capital stock of this business. Pursuant to the agreement, we will retain all assets and liabilities related to the in-force policies and outstanding claim obligations. As a result of our decision to exit this business, the results of this segment are reported as Run-off Operations.

Pre-tax operating results for the Run-off Operations were essentially breakeven for the third quarters of 2002 and 2001. The Run-off Operations recorded pre-tax operating losses of $87.5 million for the nine months ended September 30, 2002. As a result of our decision to exit from and run off this business, results for the nine months ended September 30, 2002 include a charge of $43 million pre-tax. Components of the charge include expenses associated with the recognition of liabilities of approximately $20 million, including reinsurance costs of approximately $9 million, long-term lease costs of approximately $7 million and involuntary employee termination benefits of approximately $3 million. In addition, the $43 million charge includes approximately $23 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $7 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. The charge was included in operating expenses (approximately $34 million) and net premiums earned (approximately $9 million) for the nine months ended September 30, 2002.

In mid-July 2002, approximately 60 employees were terminated in accordance with our exit plan. All of the terminated employees worked for Caliber One, primarily in the underwriting area. Approximately 35 positions, primarily claims and accounting staff, remain after the mid-July terminations. These remaining positions are expected to be eliminated over the next 18 months, in accordance with our exit plan. Involuntary employee termination benefits of $1.1 million were paid as of September 30, 2002.

Pre-tax operating results for the nine months ended September 30, 2002 also include net unfavorable prior year development of $40.0 million. During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40.0 million, net of $21.0 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 2000 and prior.

The Run-off Operations recorded a pre-tax operating loss of $22.2 million for the nine months ended September 30, 2001. Losses and LAE for 2001 include net unfavorable prior year development of $18.0 million, which is net of losses of $12.0 million ceded to a third party reinsurer under an existing reinsurance contract. These losses reflect higher than expected claim frequency and severity that emerged in the first quarter of 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business and, to a lesser extent, property lines of business. As a result of its first quarter 2001 reserve review, Caliber One revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000.

Loss Reserves

At September 30, 2002, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of September 30, 2002 is $2,304.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring prior to September 30, 2002 whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2002, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

See the discussion under Run-off Operations beginning on page 21 for additional information regarding its 2002 and 2001 loss reserve increases. See the discussion under “Impact on 2001 Results from the September 11thAttack on the World Trade Center”beginning on page 13 for additional information regarding PMA Re’s higher than expected losses in 2001. For additional discussion of loss reserves and reinsurance, see pages 38 to 41 of the Management’s Discussion and Analysis included in our 2001 Annual Report to Shareholders, as well as pages 14 to 20 of our Form 10-K for the year ended December 31, 2001.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of our real estate properties. Corporate and Other recorded pre-tax operating losses of $3.2 million and $11.2 million for the three and nine months ended September 30, 2002, compared to $3.7 million and $3.6 million for the same periods in 2001. During the first quarter of 2001, we sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which was recorded in other revenues.

Absent the gain on sale of real estate in 2001, pre-tax operating results for Corporate and Other improved in the three and nine months ended September 30, 2002, compared to the same periods last year, primarily due to declines in interest expense of $876,000 and $3.7 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The declines in interest expense reflect a lower amount of debt outstanding and lower interest rates.

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

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from the Pooled Companies and Caliber One Indemnity Company may not be paid directly to PMA Capital. Instead, only PMACIC, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. Approximately $56 million of dividends are available to be paid by PMACIC to PMA Capital in 2002 without the prior approval of the Pennsylvania Insurance Commissioner during 2002. The PMA Insurance Group’s Pooled Companies can pay up to $27.4 million in dividends to PMACIC during 2002. Under Delaware law, Caliber One Indemnity Company can not pay dividends to PMACIC in 2002. Dividends received from subsidiaries were $7.0 million and $21.0 million for the three and nine months ended September 30, 2002 and 2001.

Net tax payments received from subsidiaries were $11.6 million and $18.4 million for the three and nine months ended September 30, 2002, compared to $787,000 and $7.0 million for the same periods in 2001.

At September 30, 2002, we had $55 million of outstanding debt representing borrowings under our new credit facility (“Credit Facility”), which was executed in September and replaced our existing bank facility that was scheduled to mature at December 31, 2002. On October 23, 2002, we increased our borrowing capacity under the Credit Facility to $65 million by adding a lender. The proceeds from the Credit Facility were used to repay the existing bank facility, which had $62.5 million outstanding. Under the terms of the Credit Facility, the aggregate commitments under the Credit Facility may be increased to $75 million upon securing commitments from additional lenders. The Credit Facility will mature in September 2003, or we may convert the outstanding principal amount into a one-year term loan next September, if we meet certain financial performance targets in 2003. At September 30, 2002, the interest rate on the utilized portion of the Credit Facility was 3.6%, which equals the London InterBank Offered Rate (“LIBOR”) plus 1.8%. The Credit Facility carries a facility fee on the unutilized portion of 0.375% per annum.

In addition to the Credit Facility, we maintain a committed facility of $50.0 million for letters of credit (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of our insurance subsidiaries. As of September 30, 2002, we had $23.8 million outstanding under the Letter of Credit Facility, compared to $27.9 million at December 31, 2001.

In October 2002, we issued $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”) due September 30, 2022 from which we received net proceeds of approximately $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually, beginning on March 30, 2003. In addition, contingent interest may be payable by us to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Each $1,000 principal amount of the Convertible Debt is convertible into 61.0948 shares of the Company’s Class A common stock from and after certain events specified in the indenture under which the Convertible Debt was issued. Further, holders of the Convertible Debt, at their option, may require us to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or subject to specified exceptions, upon a change in control. We may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at our option at any time on or after September 30, 2006.

We paid dividends to shareholders of $3.3 million and $8.8 million, respectively, during the three and nine months ended September 30, 2002, compared to $2.3 million and $6.8 million for the same periods last year. The increase in dividends paid is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A Common stock. Our dividends to shareholders are restricted by our Credit and Letters of Credit facilities. Based upon the terms of our debt agreements, under the most restrictive debt covenant, we would be able to pay dividends of approximately $15.0 million in 2002.

During the first nine months of 2002, we repurchased 90,000 shares at a total cost of $1.7 million. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at September 30, 2002 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

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

Management currently believes that the existing capital structure is adequate, but believes additional capital and longer-term capital would provide better support for our growth objectives. Management continually monitors the capital structure in light of developments in our businesses, and the present assessment could change as management becomes aware of new opportunities and challenges in our business.

Investments

At September 30, 2002, our investment assets, including short-term investments, were carried at a fair value of $1,924.4 million and had an amortized cost of $1,873.9 million. The average credit quality on the portfolio is AA. The net unrealized gain on our investment assets at September 30, 2002 was $50.4 million, or 2.7% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $70.2 million and gross unrealized losses of $19.8 million.

We review the securities in our fixed income portfolio on a periodic basis to specifically review individual securities for any meaningful decline in market value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to company-specific financial information and general economic data, we also consider the ability and intent of our insurance operations to hold a particular security to maturity or until the market value of the bond recovers to a level in excess of the carrying value. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. As a result of this periodic review process, we have determined that there currently is no need to sell any of the fixed maturity investments prior to their scheduled/expected maturity to fund anticipated claim payments.

As of September 30, 2002, our investment asset portfolio had gross unrealized losses of $19.8 million. For securities that were in an unrealized loss position at September 30, 2002, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	44	$106.2	$110.5	$4.3	96%
6 to 9 months	14	36.5	41.2	4.7	89%
9 to 12 months	5	8.1	8.8	0.7	92%
More than 12 months	20	52.5	62.6	10.1	84%

Subtotal	83	203.3	223.1	19.8	91%
U.S. Treasury and
Agency securities	-	-	-	-	-

Total	83	$203.3	$223.1	$19.8	91%

Of the 20 securities that have been in an unrealized loss position for more than 12 months, 19 securities have an unrealized loss of less than $1 million and/or less than 20% of their amortized cost. These 19 securities have an average unrealized loss per security of approximately $238,000. In addition, 7 of these securities have fair values at September 30, 2002 that are 90% or more of the amortized cost basis. There is only one security with an unrealized loss in excess of $1 million at September 30, 2002, with a market value of $14.4 million and a cost of $20 million. The security is a structured security backed by a U.S. Treasury Strip and is rated AAA. This security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at September 30, 2002 was as follows:

(dollar amounts in millions)	Fair Value		Amortized Cost		Unrealized Loss		Percentage Fair Value to Amortized Cost

2003-2006	$39.0		$40.9		$1.9		95%
2007-2011	54.1		58.4		4.3		93%
2012 and later	50.1		57.1		7.0		88%
Mortgage-backed and other
asset-backed securities	60.1		66.7		6.6		90%

Subtotal	203.3		223.1		19.8		91%
U.S. Treasury and Agency
securities		-		-		-	-

Total	$203.3		$223.1		$19.8		91%

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

At September 30, 2002, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency, typically Standard and Poor’s Rating Services and/or Moody’s Investor Services. In addition, at September 30, 2002, $18.1 million, or 0.9%, of our total investments were below investment grade, of which $8.6 million of these below investment grade investments were in an unrealized loss position, which totaled $1.3 million.

Based on our evaluation as of September 30, 2002, we determined there were other than temporary declines in market value of securities issued by 8 companies, resulting in an impairment charge of $22.2 million pre-tax during the nine months ended September 30, 2002 including $14.2 million for WorldCom. Included in the year to date impairment charge of $22.2 million were $6.4 million of charges related to other than temporary impairments recognized in the third quarter, primarily on securities issued by energy companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

In the first nine months of 2001, we recognized an impairment loss of $1.6 million pre-tax resulting from the issuer filing for bankruptcy. There were no impairment losses in the third quarter of 2001.

For all but one security, which was carried at its fair value of $14.4 million at September 30, 2002, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

During the three months ended September 30, 2002, there were gross realized gains and losses of $7.3 million and $11.2 million, respectively. Included in the gross losses of $11.2 million were $6.4 million of impairment losses and $4.8 million of realized losses on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns and to a lesser extent, sales reducing our per issuer exposure and general duration management trades.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Pronouncements

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by our Caliber One operating segment. We accounted for the discontinuation of this business under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which are effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

We have entered into a definitive agreement to sell the capital stock of Caliber One Indemnity Company. Pursuant to the agreement, we will retain all assets and liabilities related to in-force policies and outstanding claim obligations and will run-off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are run-off, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment were tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. See Note 8 for additional information.

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

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. As of September 30, 2002, we had approximately $3.0 million of goodwill, which is included in other assets on the balance sheet. Amortization of goodwill was $240,000 and $720,000 for the three and nine months ended September 30, 2001, respectively, or $0.01 per basic and diluted share and $0.03 per basic and diluted share for the three and nine months ended September 30, 2001, respectively. In the nine months ended September 30, 2002, we recognized an impairment charge of $1.3 million associated with goodwill at the Run-off Operations, which is included in operating expenses.

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

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

o	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

o

regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business;

o	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

o	ability to implement and maintain rate increases;

o	the effect of changes in workers’compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;

o	our ability to predict and effectively manage claims related to insurance and reinsurance policies;

o	the lowering or loss of one or more of the financial strength or claims paying ratings of our insurance subsidiaries;

o	adequacy of reserves for claim liabilities;

o	adverse property and casualty loss development for events we insured in prior years;

o	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;

o	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;

o	adequacy and collectibility of reinsurance that we purchased;

o	severity of natural disasters and other catastrophes, including future acts of terrorism;

o	reliance on key management; and

o	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of John W. Smithson, President and Chief Executive Officer, and William E. Hitselberger, Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide more than reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, it should be noted that the design of any systems of controls is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

Part II. Other Information

Item 5. Other Information

Risk Factors

Our business faces significant risks. The risks described below update the risk factors described in our Form 10-K for the year ended December 31, 2001 on pages 30 through 34, and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2001 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

Because insurance and credit ratings are important to our policyholders and creditors, downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations. A.M. Best, Standard & Poor’s and Moody’s Investor Services currently rate our principal insurance subsidiaries.

The rating scales of A.M. Best, S&P, and Moody’s are characterized as follows:

o	A.M. Best--A++ to S ("Superior" to "Suspended")

o	S&P--AAA to R ("Extremely Strong" to "Regulatory Supervision")

o	Moody's--Aaa to C ("Exceptional" to "Lowest")

As of October 31, 2002, our principal insurance subsidiaries had the following financial strength ratings:

	A. M. Best	S&P	Moody's

PMA Capital Insurance Company(1), (2)	A ("Excellent"--3rd of 16)	A- ("Strong"--7th of 21)	A3 ("Good"--7th of 21)

Pooled Companies (2), (3)	A- ("Excellent"--4th of 16)	A- ("Strong"--7th of 21)	Baal ("Adequate"--8th of 21)

(1)	PMA Re writes its reinsurance business through PMA Capital Insurance Company.

(2)

 The PMA Capital Insurance Company’s ratings have a negative outlook from A.M. Best and a stable outlook from Moody’s. The Pooled Companies’ratings have a stable outlook from A.M. Best and a positive outlook from Moody’s. S&P does not provide an outlook in connection with insurance company financial strength ratings.

(3)

 The Pooled Companies (Pennsylvania Manufacturers’Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company) represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.

A downgrade in these ratings could affect our competitive position in the insurance industry and make it more difficult for us to market our products. A significant downgrade could result in a material loss of business as policyholders move to other companies with higher financial strength ratings.

Debt ratings are assessments of the likelihood that the we will make timely scheduled payments of principal and interest when due. The principal agencies that rate PMA Capital’s senior debt characterize their rating scales as follows:

o	S&P--AAA to D ("Extremely Strong" to "Default")

o	Moody's--Aaa to C ("Best" to "Lowest")

As of October 31, 2002, PMA Capital’s senior debt was rated BBB- (“Adequate” —10th of 22) by S&P and Baa3 (“Medium” —10th of 21) by Moody’s. These are the lowest investment-grade debt ratings of S&P and Moody’s. A downgrade would affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings would make it more difficult to raise capital to refinance any maturing debt obligations or support business growth at our insurance subsidiaries and maintain or improve their current financial strength ratings described above. Furthermore, a downgrade of our senior debt by S&P below BBB- would result in an event of default under our Credit Facility, which could have a material adverse effect on our liquidity and capital resources.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

The covenants in our debt agreements could limit our financial and operational flexibility, which could have an adverse effect on our financial condition, and limit the amount of dividends that we can pay on any class of capital stock.

We have incurred indebtedness and may incur additional indebtedness in the future. At October 31, 2002, we had $65 million outstanding under our Credit Facility, and at September 30, 2002, we had $23.8 million outstanding in letters of credit under our secured letter of credit facility. The agreements governing our indebtedness contain numerous covenants that limit, or have the effect of limiting, our ability to, among other things, borrow money, sell assets, merge or consolidate and make investments. These restrictions could limit our ability to take advantage of business and investment opportunities, and therefore, could adversely affect our financial condition, liquidity and results of operations. In addition, these agreements limit our ability to pay dividends on our Class A Common stock. In 2002, under the most restrictive covenants of these agreements, we would be able to pay dividends of approximately $15 million on any class of capital stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 36.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

During the quarterly period ended September 30, 2002, we filed the following Reports on Form 8-K:

—

 dated July 30, 2002, Items 7 and 9 –containing a news release regarding our Second Quarter 2002 results and informing investors that our Second Quarter 2002 Statistical Supplement is available on our website.

—	dated August 7, 2002, Items 5 and 7 —containing a news release announcing declaration of our regular quarterly shareholder dividend.

—	dated September 17, 2002, Items 7 and 9 –containing a news release regarding the participation of the President and Chief Executive Officer in an analyst conference on September 24, 2002.

—	dated September 19, 2002, Item 5 –announcing a definitive agreement to sell the capital stock of Caliber One Indemnity Company.

—	dated September 20, 2002, Items 5 and 7 –announcing a new $55 million credit facility agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 7, 2002	By: /s/ William E. Hitselberger

William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Certification

I, John W. Smithson, President and Chief Executive Officer of PMA Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMA Capital Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By: /s/ John W. Smithson

John W. Smithson
President and Chief Executive Officer

Certification

I, William E. Hitselberger, Senior Vice President, Chief Financial Officer and Treasurer of PMA Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMA Capital Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By: /s/ William E. Hiselberger

William E. Hiselberger
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts:

10.1	Agreement and Release by and between the Company and Ronald A. Austin	Filed herewith

10.2	Credit Agreement, dated September 20, 2002, by
and among the Company, Bank of America, N.A.,
as Administrative Agent, Fleet National Bank, as
Syndication Agent, Credit Lyonnais New York
Branch, as Documentation Agent, and other
	lenders party thereto, including Pledge Agreement	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(99)	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith