Form 10-K
period 2002-12-31
PMA CAPITAL CORP
filed 2003-03-21
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Rights to Purchase Preferred Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES /X/ NO / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2002, was $464,633,141.

There were 31,328,922 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Parts I, II and IV of this Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 2002, as indicated herein.

(2)	Part III of this Form 10-K incorporates by reference portions of the registrant’s definitive proxy statement to be dated on or about April 21, 2003 for the 2003 Annual Meeting of Shareholders.

PART I

The Business Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are intended to identify forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in the Risk Factors beginning on page 30 and in the “Cautionary Statements” on page 48 of our Management’s Discussion and Analysis (“MD&A”) section of our 2002 Annual Report to Shareholders (“Annual Report”) that has been incorporated by reference into Part II, Item 7 of this Form 10-K.

Item 1. Business

COMPANY OVERVIEW

        We are an insurance holding company focused on specialty insurance markets where we believe our underwriting expertise, experienced management and financial strength allow us to produce attractive returns. Through our operating subsidiaries, we are a leading provider of property and casualty reinsurance and a regionally focused provider of commercial property and casualty insurance. Our primary insurance business has been in operation since 1915 and our reinsurance operations began writing business in 1969. At December 31, 2002, we had total assets of approximately $4.1 billion and shareholders’ equity of approximately $581.4 million.

        We conduct our insurance and reinsurance business through two specialty operating segments:

•	Our reinsurance operations, PMA Re, offer excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. PMA Re focuses on risk-exposed business, which we believe allows us to best utilize our underwriting and actuarial expertise.

•	Our property and casualty insurance operations, The PMA Insurance Group, write workers' compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Currently, approximately 90% of The PMA Insurance Group's business is produced through independent agents and brokers.

Prior to May 1, 2002, we operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As previously announced, on January 2, 2003, we completed the sale of the capital stock of Caliber One Indemnity Company to Northern Homelands Company. The sale generated gross proceeds of approximately $31 million, representing $3.5 million plus surplus of approximately $27 million. Pursuant to agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing. The transaction is not expected to have a material effect on our financial condition and results of operations. As a result of the decision to exit this business, the results of this segment have been reported as Run-off Operations.

        In addition, we have a Corporate and Other segment, which includes unallocated investment income and expenses, including debt service, as well as the results of certain of our real estate properties.

        Financial information in the tables that follow is presented in conformity with generally accepted accounting principles (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2002 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of our operating segments and our Corporate and Other segment for the last three years are set forth in Note 15 to our consolidated financial statements for the year ended December 31, 2002 (“Financial Statements”) included in our Annual Report.

        Our gross and net premiums written by segment were as follows:

	2002		2001		2000		2002 as % of Total
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net	Gross	Net

PMA Re	$776,787	$639,039	$476,591	$360,604	$394,823	$261,505	56%	58%
The PMA Insurance Group	515,332	452,276	416,695	355,547	335,466	268,839	37%	41%
Run-off Operations	105,308	14,563	124,335	53,674	93,405	16,043	7%	1%
Corporate and Other	(10,881)	(881)	(767)	(767)	(2,431)	(832)	--	--

Total	$1,386,546	$1,104,997	$1,016,854	$769,058	$821,263	$545,555	100%	100%

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

        The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit. The combined ratios of our ongoing operating segments were as follows:

	2002	2001	2000

PMA Re	106.4%	114.2%	123.3%
The PMA Insurance Group	103.2%	105.5%	111.7%

        Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned. The operating ratios of our ongoing operating segments were as follows:

	2002	2001	2000

PMA Re	97.6%	100.9%	102.9%
The PMA Insurance Group	94.5%	94.1%	92.7%

A glossary of selected insurance terms used in this Form 10-K is included on pages 27 to 29.

PMA RE

Background

        Our reinsurance operations conduct business mainly in the broker market. We offer excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. PMA Re focuses on risk-exposed business, which we believe allows us to best utilize our underwriting and actuarial expertise to price our products and to control our loss exposures. PMA Re provides treaty reinsurance on both a traditional and finite risk basis as well as facultative reinsurance. From 1999 through 2001, PMA Re’s mix of business included an increasing amount of finite risk business, which offers a more predictable level of profitability, and, lower volatility in earnings. As market conditions for our traditional treaty and facultative reinsurance products improved beginning in 2001 and into 2002, premium for these businesses grew dramatically, while demand for our finite products remained strong.

        PMA Re competes on the basis of its ability to offer specialized products, long-term relationships with insurance company clients and brokers, and prompt and responsive service. PMA Re focuses on providing reinsurance to small- to medium-sized insurers, which we define as insurers with less than $500 million of statutory surplus. PMA Re believes that its underwriting and actuarial expertise is important to ceding companies in that size category and accordingly, it can build long-term relationships with its ceding companies. As of December 31, 2002, PMA Capital Insurance Company, PMA Re’s insurance entity, was the 12th largest broker market reinsurance company in the United States in terms of statutory net premiums written, according to data provided by the Reinsurance Association of America.

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

        Late in 2000, PMA Re invested in a Lloyd’s of London managing general agency, Cathedral Capital PLC, and commencing in 2001, we began participating in the results of Syndicate 2010. Cathedral Capital primarily provides underwriting and management services for various Lloyd’s syndicates. Syndicate 2010 primarily writes property and aviation reinsurance. In the fourth quarter of 2002, we increased our ownership in Cathedral Capital to 29.9% of their outstanding capital stock. At December 31, 2002, our interest in Cathedral Capital was approximately $29 million. In connection with that transaction, we ceased our direct participation in Syndicate 2010 effective December 31, 2002. In addition, Cathedral Capital has agreed to indemnify us for losses exceeding £300,000 arising from Syndicate 2010 related to the 2001 and 2002 underwriting years of account in which we participated. In consideration for the indemnification, we have agreed to pay Cathedral Capital 30% of any underwriting profit related to the 2001 and 2002 years of account.

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

        PMA Re provides reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to cede and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re’s total net premiums written during 2002, 97% were treaty and 3% were facultative.

        To better serve its brokers and ceding companies, PMA Re has established five distinct underwriting units, organized by class of business, which provide specialized expertise in each area. The Traditional-Treaty, Finite Risk and Financial Products, Specialty-Treaty, and Accident-Treaty units provide treaty reinsurance coverage. The fifth unit, Facultative, provides reinsurance on a facultative basis.

•	Traditional-Treaty: This underwriting unit writes general property and casualty business and emphasizes risk-exposed, excess of loss programs. Included in the client base for the Traditional unit are standard lines companies, some excess and surplus lines companies, and, to a lesser extent, non-traditional sources of business, such as self-insureds. The Traditional casualty portfolio includes general liability, umbrella, commercial automobile and workers' compensation. This unit presently writes more excess of loss business than pro rata business. Excess of loss reinsurance, sometimes called nonproportional reinsurance, generally indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount. With pro rata reinsurance, sometimes called proportional or participating reinsurance, the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company.

The breakdown of the Traditional-Treaty unit's net premiums written between excess of loss and pro rata reinsurance is as follows:

(dollar amounts in thousands)	2002		2001		2000

Excess of Loss	$184,515	59%	$68,828	59%	$63,455	47%
Pro Rata	129,657	41%	46,986	41%	71,269	53%

Total Traditional-Treaty	$314,172	100%	$115,814	100%	$134,724	100%

•	Finite Risk and Financial Products: In 1998, PMA Re made the strategic decision to broaden its product offerings by adding a finite risk underwriting unit to its traditional treaty reinsurance portfolio. This underwriting unit is charged with providing PMA Re's clients with creative risk management solutions that complement their traditional reinsurance program. Under its finite risk covers, PMA Re assumes a measured amount of insurance risk in exchange for a specified margin. Our finite risk reinsurance covers typically include a combination of sub-limits and caps on the maximum gain or loss to PMA Re as the reinsurer. Many insurance companies have some form of finite protection as a permanent part of their reinsurance program. Examples of finite risk and financial risk products are financial quota share coverages, aggregate stop-loss coverages and funded catastrophe coverages.

These finite risk and financial products, in various formats, have been used by ceding companies for decades. PMA Re's approach is to create customized risk management solutions for its clients. Our average account size is approximately $5.5 million of premiums. Although most of the Finite Risk and Financial Products unit's business is related to domestic insurers, approximately $45 million of the unit's gross premiums written for 2002 were generated from foreign insurers and reinsurers.

•	Specialty-Treaty: This unit underwrites business that falls outside the confines of our traditional property and casualty risks. These risks include directors' and officers' liability and errors and omissions, as well as all other forms of professional liability.

•	Facultative: This unit writes property and casualty reinsurance on an individual risk basis and on a program/semi-automatic basis, in which we agree to accept risks that fall within certain predetermined parameters. In addition to serving the facultative brokerage community, this unit strengthens PMA Re's reputation as a full service reinsurer. The facultative casualty focus is on general liability, umbrella and commercial automobile lines. Our Facultative unit's emphasis in commercial automobile is on manufacturing, contracting and service fleets. This unit also reinsures a broad range of professional liability business, with an emphasis on directors' and officers' liability, and medical malpractice/hospital professional liability. Through its facultative property book, PMA Re emphasizes program/semi-automatic business.

•	Accident-Treaty: In 2002, the Accident-Treaty unit was created to take advantage of market opportunities and to expand the portfolio of products offered by PMA Re. The Accident-Treaty unit offers a wide variety of accident products to life insurance companies, writers of workers' compensation insurance and writers of Special Risk insurance. The unit had $3.9 million of gross premiums written and $3.4 million of net premiums written in 2002, which are included with Traditional-Treaty in the table on page 5.

PMA Re’s gross and net premiums written by business unit and major category of business are as follows:

(dollar amounts in thousands)	2002		2001		2000

	Gross	Net	Gross	Net	Gross	Net

Traditional - Treaty
Casualty	$248,955	$200,928	$98,264	$66,754	$155,913	$85,401
Property	128,256	108,040	71,668	47,674	67,742	48,752
Other	5,744	5,204	1,386	1,386	571	571

Total	382,955	314,172	171,318	115,814	224,226	134,724

Finite Risk and Financial Products
Casualty	127,291	112,042	115,220	90,480	57,825	40,309
Property	105,527	99,671	128,110	118,296	50,007	47,736
Other	19,595	19,007	1,197	1,163	1,230	1,209

Total	252,413	230,720	244,527	209,939	109,062	89,254

Specialty - Treaty
Casualty	87,648	71,594	31,690	24,452	48,689	32,082
Property	3,915	3,358	2,093	1,403	1,531	1,229
Other	525	519	397	397	751	751

Total	92,088	75,471	34,180	26,252	50,971	34,062

Facultative
Casualty	39,750	12,034	21,498	4,917	6,450	95
Property	9,581	6,642	5,069	3,683	4,113	3,369
Other	--	--	(1)	(1)	1	1

Total	49,331	18,676	26,566	8,599	10,564	3,465

Total Casualty	503,644	396,598	266,672	186,603	268,877	157,887
Total Property	247,279	217,711	206,940	171,056	123,393	101,086
Total Other	25,864	24,730	2,979	2,945	2,553	2,532

Total Premiums Written	$776,787	$639,039	$476,591	$360,604	$394,823	$261,505

        As of December 31, 2002, traditional catastrophe covers accounted for approximately 2% of PMA Re’s gross property premiums written. The per risk property programs written by PMA Re generally contain per occurrence limits and in some instances there is less catastrophe exposure either because of the locations of the insured values or the nature of the underlying exposures. In addition, PMA Re’s gross premiums written include approximately $35 million of funded catastrophe coverages written by the Finite Risk and Financial Products unit. These funded covers contain per occurrence and aggregate limits, as well as loss sensitive additional premium provisions in the event of a loss to mitigate the severity of the catastrophic loss to us.

        However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophes due to the aggregation of losses. PMA Re actively manages this exposure through zonal management, minimizing writings of catastrophe business, and the purchase of retrocessional protection. See “Reinsurance and Retrocessional Protection” beginning on page 13 for PMA Re’s catastrophe retrocessional program.

Distribution

        PMA Re operates primarily through the domestic broker reinsurance market. We believe that PMA Re has developed relationships with the major reinsurance brokers enabling it to gain access to a wide range of ceding companies with varying reinsurance and related service needs. Brokers that accounted for more than 10% of PMA Re’s gross premiums written in 2002 were as follows:

(dollar amounts in thousands)	Gross premiums written	% of total

Guy Carpenter	$222,880	29%
AON Reinsurance	181,463	23%
Towers Perrin	114,076	15%
Benfield Blanch	102,124	13%

        As of December 31, 2002, PMA Re had approximately 390 unaffiliated clients, with no individual client accounting for more than 10% of gross premiums written in 2002. Approximately 74% of PMA Re’s gross premiums written in 2002 was from small- to medium-sized insurers (defined as insurers with statutory surplus of up to $500 million).

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

        PMA Re’s claims department uses electronic data exchange where trading partner capabilities exist to maintain the timeliness of claims remittances and processing efficiency.

THE PMA INSURANCE GROUP

Background

        The PMA Insurance Group emphasizes its traditional core business, workers’ compensation insurance and integrated disability. We also provide a range of other commercial insurance products but generally only if they complement our workers’ compensation products, including commercial automobile and multi-peril coverages, general liability and related services. The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States. Currently, approximately 90% of this business is produced through independent agents and brokers.

        The PMA Insurance Group competes on the basis of its ability to offer tailored workplace disability management solutions to its clients, its long-term relationships with its agents and brokers, its localized service and its reputation as a high-quality claims and risk control service provider.

        The PMA Insurance Group believes it has enhanced its ability to handle multi-state clients based in its operating territory but which have operations in other parts of the U.S. by being authorized to do business in 52 jurisdictions (including Puerto Rico and the District of Columbia) for workers’ compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers’ compensation business. The PMA Insurance Group is one of the leading providers of integrated disability products with 139 accounts as of December 31, 2002 that generated approximately $48 million in combined workers’ compensation and integrated disability premium in 2002. The PMA Insurance Group’s primary insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the Pooled Companies because they share results under an intercompany pooling agreement.

Products

        The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2002		2001		2000

Gross premiums written:
Workers' compensation and integrated disability	$410,977	80%	$321,942	77%	$250,237	75%
Commercial automobile	55,946	11%	50,474	12%	40,398	12%
Commercial multi-peril	34,898	7%	34,227	8%	38,325	11%
Other	13,511	2%	10,052	3%	6,506	2%

Total	$515,332	100%	$416,695	100%	$335,466	100%

Net premiums written:
Workers' compensation and integrated disability	$373,353	82%	$292,171	82%	$210,870	78%
Commercial automobile	44,743	10%	35,985	10%	29,178	11%
Commercial multi-peril	26,627	6%	22,360	6%	27,317	10%
Other	7,553	2%	5,031	2%	1,474	1%

Total	$452,276	100%	$355,547	100%	$268,839	100%

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

        Statutory direct workers’ compensation business written by jurisdiction was as follows:

(dollar amounts in thousands)	2002		2001		2000

Pennsylvania	$176,705	45%	$132,211	43%	$120,276	48%
New Jersey	36,312	9%	37,794	12%	30,769	13%
New York	33,176	8%	29,349	10%	19,113	8%
Virginia	23,230	6%	20,736	7%	18,319	7%
North Carolina	17,726	5%	16,063	5%	13,925	6%
Maryland	15,834	4%	12,039	4%	8,253	3%
Delaware	10,665	3%	6,477	2%	7,643	3%
Georgia	10,325	3%	8,200	3%	5,078	2%
South Carolina	8,397	2%	6,745	2%	5,275	2%
Other	57,870	15%	37,597	12%	20,137	8%

Total	$390,240	100%	$307,211	100%	$248,788	100%

        Based upon direct written premium information published by the A.M. Best Company for the most recently available year (2001), The PMA Insurance Group is the largest writer of workers’ compensation insurance in Pennsylvania and ranks among the fifteen largest writers of workers’ compensation insurance in Delaware, District of Columbia, New Jersey, Maryland and Virginia. The PMA Insurance Group has focused on the jurisdictions in the table above based upon its knowledge of their workers’ compensation systems and its assessment of each state’s respective business, economic, legal and regulatory climates. We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process. The PMA Insurance Group intends to employ similar analyses in determining whether and to what extent it will offer products in additional jurisdictions.

        The PMA Insurance Group is focused on expanding its premium base in territories that meet its underwriting and actuarial criteria. In recent years, The PMA Insurance Group increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories. In addition, The PMA Insurance Group continues to benefit from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states.

        Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market (“residual market business”). This system exists in all of the jurisdictions in which The PMA Insurance Group does business, except Pennsylvania, New York and Maryland. In these three states, separate governmental entities write all of the workers’ compensation residual market business. In 2002, The PMA Insurance Group wrote $12.7 million in premiums of residual market business, which constituted less than 4% of its gross workers’ compensation premiums written. Based upon data for policy year 2001 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 6.6% of direct workers’ compensation premiums written.

        The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Rate-sensitive products are essentially based on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced to a certain extent on the basis of the insured’s own loss experience. The PMA Insurance Group has also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. The PMA Insurance Group decides which type of product to offer a customer based upon the customer’s needs and an underwriting review.

        The PMA Insurance Group’s voluntary workers’ compensation direct premiums written by product type were as follows:

	2002	2001	2000

Rate-sensitive products	58%	59%	60%
Loss-sensitive products	33%	34%	33%
Alternative market products	9%	7%	7%

Total	100%	100%	100%

•	Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is essentially based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period.

•	The PMA Insurance Group’s loss-sensitive products adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals and actuaries periodically evaluate the reserves on losses after the policy period expires to determine whether additional premium adjustments are required under the policy. These policies are typically subject to adjustment for an average of five years after policy expiration. The PMA Insurance Group generally restricts loss-sensitive products to accounts with minimum annual premiums in excess of $100,000.

•	The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers its clients certain workers’ compensation services such as claims, risk management and other services.

        The PMA Insurance Group has developed a product for group integrated occupational and non-occupational disability coverages, named PMA One®, which it began marketing in 1998. PMA One leverages what we consider to be one of The PMA Insurance Group’s most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers’ compensation and disability administration, reduced costs, programs designed to encourage faster return to work and heightened employee productivity. In 2002, the number of PMA One clients totaled 139, and generated approximately $48 million of combined workers’ compensation and integrated disability written premiums. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

        Through The PMA Insurance Group’s workers’ compensation and integrated disability product offerings, we provide a comprehensive array of managed care services to control loss costs. These include:

•	Case review and intervention by disability management coordinators, all of who are registered nurses. These disability management coordinators employ an early intervention model to proactively manage medical treatment and length of disability in concert with The PMA Insurance Group’s claims professionals and the insured employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

•	Access to the First Health® Network, a workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network.

•	Utilization of an automated medical bill review system to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to The PMA Insurance Group’s cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions regarding causal relationship and appropriate utilization levels.

•	Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

•	TMESYS® retail pharmacy network. TMESYS® is the only “Cardless” pharmacy program designed specifically for the workers’ compensation industry. It includes access to a nationwide network of pharmacies, increased savings through higher utilization, on-line drug utilization review and the ability to capture the first prescription within the program.

Commercial Lines

        The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “Underwriting” on page 11. These coverages feature commercial automobile, commercial multi-peril, general liability and umbrella business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business.

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

        Under this arrangement, the client purchases an insurance policy from us and chooses a participation level. We then cede this portion of the premium and loss exposures to either a Bermuda- or Cayman-based subsidiary. The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and this potential obligation is typically secured through a letter of credit or similar arrangement. Our principal sources of income from this rent-a-captive program are the premium income on the risk retained by us and captive management fees earned.

        Through PMA Management Corp., The PMA Insurance Group provides claims, risk management and related services primarily to self-insureds on an unbundled basis.

Distribution

        The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents, employee benefits brokers, and direct sales representatives.

        As of December 31, 2002, The PMA Insurance Group employed 12 direct sales representatives and used approximately 330 independent brokers and agents. The direct sales representatives are generally responsible for certain business located in Pennsylvania and Delaware. For the year ended December 31, 2002, these employees produced approximately $45 million in direct premiums written, constituting approximately 10% of The PMA Insurance Group’s direct written premiums.

        The brokers and agents solicit business throughout the marketing territory. The current distribution network generally consists of large regional agents and brokers, local agents, and national brokers that specialize in larger to middle market accounts that require the variety of workers’ compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 2002, brokers and agents accounted for approximately 90% of The PMA Insurance Group’s direct written premiums. The top ten brokers and agents accounted for approximately 30% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for approximately 8% of its direct written premiums.

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

        As of December 31, 2002, the field organization consisted of 16 offices throughout The PMA Insurance Group’s principal marketing territory. These offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer underwriting and claim adjustment services.

Underwriting

        The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. Because terrorism exclusions have never been permitted for workers’ compensation business, we refined our workers’ compensation underwriting guidelines to reduce the underwriting exposure from terrorism risks, including the review of aggregation of risks by geographic location, evacuation and security of buildings in which insured employees work, and the type of entities located in the vicinity of the prospective insured. These refined procedures have not materially affected The PMA Insurance Group’s mix of business.

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

Claims Administration

        Claims services are delivered to customers primarily through employees located in the field offices. Claim handling specialists are assigned to each reported loss based on coverage and jurisdictional expertise. Claim handlers are also supported by a network of in-house legal counsel and an anti-fraud investigative unit. A special claims unit has also been established in the home office to focus on more complex specialized matters such as asbestos and environmental claims.

        The PMA Insurance Group maintains a centralized claim processing center in order to minimize the volume of clerical and repetitive administrative demands on our claims specialists. The center’s ability to handle loss reports, claim set-up, payments and statutory reporting allows the specialists to focus immediate contact and a timely and effective resolution process. A centralized call center is also located in the claim processing center to provide 24 hour coverage for customer requests and inquiries.

        In 2002, The PMA Insurance Group expanded it’s internet-based functionality to include claim reporting capability. Currently, 20% of new losses are reported through PMA Cinch®, our internet risk management information technology.

RUN-OFF OPERATIONS

        Run-off Operations, formerly known as Caliber One, comprise the assets and liabilities relating to the inforce policies of our former excess and surplus lines business written prior to January 2, 2003. Our excess and surplus lines business focused on excess and surplus lines of insurance for low frequency/high severity risks that were declined by the standard market. The Run-off Operations wrote business throughout the United States, generally through surplus lines brokers.

        Our Run-off Operations analyzes and investigates reported claims, establishes individual claim reserves, pays claims and monitors the progress and ultimate outcome of the excess and surplus lines claims. In addition, they determine that subrogation, salvage and other cost recovery opportunities have been adequately explored.

        All notices of claims are reported to the Run-off Operations’ centralized claims department. Claims services are delivered to customers through employees and independent adjusters under the direction of internal claims staff. The claims staff actively directs and manages the activities of all outside attorneys utilized in the claims process.

        See Note 14 to the Financial Statements in our Annual Report for additional information regarding the Run-Off Operations.

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

        At December 31, 2002, our reinsurance and retrocessional protection for major lines of business that we write were as follows:

	Retention		Limits (1)

PMA Re
Per Occurrence:
Casualty lines	$5.0 million		$45.0 million
Property lines	$10.0 million		$40.0 million
Per Risk:
Property lines	$1.0 million		$4.0 million
Casualty lines	$1.5 million		$6.0 million

The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$104.8 million
Per Risk:
Property lines(3)	$500,000		$19.5 million
Auto physical damage	$500,000		$2.5 million
Other casualty lines(4), (5)	$500,000		$4.5 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	The PMA Insurance Group retains the first $3 million of losses.
(3)	This coverage also provides protection of $41.5 million per occurrence over the combined net retention of $500,000.
(4)	This coverage also provides protection of $59.5 million per occurrence over the combined net retention of $500,000.
(5)	Effective January 1, 2003, the retention and limits were changed to $1.5 million and $3.5 million, respectively. The coverage also provides protection of $48.5 million over the combined net retention of $1.5 million.

        In addition to the reinsurance and retrocessional protections shown in the table above, for 2002 we had excess of loss retrocessional protection that allows us to cede losses up to a limit of $150 million once our loss and LAE ratio exceeds a predetermined level. This policy includes protection for losses caused by terrorist activities. In January 2002, we supplemented our reinsurance and retrocessional programs with coverage for adverse loss development on certain lines of business written prior to 2002. The program provides coverage of up to $125 million in losses in return for $55 million, which we funded in 2002. Cessions of losses under these contracts may require us to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

        PMA Re and The PMA Insurance Group do not write a significant amount of natural catastrophe exposed business in their traditional underwriting units. Excluding PMA Re’s Finite Risk and Financial Products writings, less than 1% of gross written premiums is for property catastrophe coverage. The Finite Risk and Financial Products unit wrote $35 million in premiums for property catastrophe coverage in 2002. However, these contracts generally provide for additional premiums payable to PMA Re to mitigate the severity of the catastrophic loss. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, we manage our net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $40.0 million in excess of $10.0 million on its traditional property book and $12.5 million in excess of $5.0 million for property exposures underwritten by its Finite Risk and Financial Products unit. PMA Re can also recover an additional $20.0 million of Traditional and/or Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. Certain of these contracts require that we cede additional premiums of up to 20% of ceded losses depending on the level of such losses. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million.

        In 2002 and 2000, our loss and LAE ratios were not significantly impacted by catastrophes. In 2001, our loss and LAE ratios were impacted by the attack on the World Trade Center as discussed on page 26 of the Annual Report. Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

        With respect to the reinsurance and retrocessional protection shown in the table on page 13, our treaties that renewed effective January 1, 2003 do not cover us for losses sustained from terrorist activities, except for PMA Re’s property per occurrence treaty. Further, for treaties that renew later in 2003 it is possible that losses due to terrorist attacks may be excluded. Therefore, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

        The collectibility of reinsurance is largely a function of the solvency of reinsurers. At December 31, 2002, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

(dollar amounts in thousands)	Reinsurance Receivables	Collateral

The London Reinsurance Group and Affiliates(1)	$421,415	$351,471
St. Paul and Affiliates(2)	157,196	153,211
Underwriters Re	101,500	101,500
Houston Casualty	97,050	--
PXRE	53,520	37,681
PartnerRe	39,781	--
Folksamerica Re	36,157	--
Berkley Insurance Company	35,985	--

(1)	Includes Trabaja Reinsurance Company ($369.7 million), London Life & General Reinsurance Company ($50.7 million) and London Life & Casualty Reinsurance Corporation ($1.0 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($106.4 million) and Mountain Ridge Insurance Company ($50.8 million).

        We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, consisting generally of those not authorized to transact business in the applicable jurisdictions. At December 31, 2002 and 2001, our reinsurance receivables were supported by $666.9 million and $626.9 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2002, approximately 91% were recoverable from reinsurers rated “A-” or better by A.M. Best (“A++ ” – 5%, “A+” – 37%, “A” – 35%, and “A-” – 14%). We believe that the amounts receivable from reinsurers are fully collectible and that the valuation allowance is adequate to cover any disputes about amounts owed by reinsurers to us. In the last three years combined, we have written off approximately $4 million of reinsurance receivables, substantially all from the Run-off Operations in 2002. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on our liquidity.

        Our largest reinsurance receivable is due from Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $369.7 million at December 31, 2002, of which 81% were collateralized. Trabaja, formerly PMA Insurance Cayman, Ltd. (“PMA Cayman”), is a wholly owned subsidiary of London Life and Casualty Reinsurance

Corporation (“London Reinsurance Group”). We sold PMA Cayman to London Reinsurance Group for $1.8 million, and transferred approximately $230 million of cash and invested assets as well as loss reserves to the buyer in 1998. Under the terms of the sale of PMA Cayman to London Reinsurance Group in 1998, we have agreed to indemnify London Reinsurance Group up to a maximum of $15 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of PMA Cayman were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then we will participate in such favorable loss reserve development.

        The total equity of Trabaja as of December 31, 2002 and 2001 is $1.3 million and $679,000, respectively. We believe that the assets of Trabaja of $272.5 million at December 31, 2002, are sufficient to satisfy Trabaja’s reinsurance obligations to us. All of Trabaja’s reinsurance transactions are conducted with us.

        In January 2002, we supplemented our in-force reinsurance programs for PMA Re and The PMA Insurance Group with retroactive reinsurance contracts with Trabaja that provide coverage for adverse loss development on certain lines of business written prior to 2002. These contracts provide coverage of up to $125 million in losses in return for $55 million of funding, which included $50 million of assets and $5 million in ceded premiums. Under the terms of the contracts, PMA Re’s losses and LAE ceded to Trabaja for accident years 1996 through 2001 are recoverable as they are incurred by us. In 2002, PMA Re recognized a benefit of $25 million for losses ceded to these reinsurance contracts. Any future cession of losses under these contracts may require us to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

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

        In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are generally subject to more unforeseen development and uncertainty. Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2002, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

        The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance (“net reserves”), for the ten years prior to 2002. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

        The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2002; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 1999 relating to losses incurred in 1992 would be included in the cumulative deficiency amount for each of the years 1992 through 1998. However, the deficiency would be reflected in operating results in 1999 only.

        Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development

December 31,
(dollar amounts in millions)

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

I. Initial estimated liability for
unpaid losses and LAE,
net of reinsurance	$1,941.0	$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3

II. Amount of reserve paid,
net of reinsurance through:

- one year later	$442.4	$407.8	$398.9	$437.6	$398.8	$360.7	$354.6	$494.9	$457.0	$644.3	--
- two years later	779.1	746.1	763.7	780.0	669.6	646.0	717.7	764.1	838.8
- three years later	1,066.8	1,055.9	1,072.9	999.0	894.8	924.6	880.3	1,052.9
- four years later	1,329.2	1,330.6	1,252.2	1,183.5	1,118.2	1,013.0	1,125.8
- five years later	1,573.8	1,472.7	1,405.9	1,369.7	1,172.3	1,196.9
- six years later	1,688.7	1,605.4	1,573.2	1,407.9	1,325.2
- seven years later	1,805.4	1,761.7	1,595.8	1,542.2
- eight years later	1,953.8	1,779.3	1,722.5
- nine years later	1,967.6	1,897.7
- ten years later	2,075.7

III. Reestimated liability,
net of reinsurance, as of

- one year later	$1,998.1	$1,932.3	$1,907.4	$1,964.6	$1,748.5	$1,624.3	$1,314.7	$1,290.9	$1,152.2	$1,302.8	--
- two years later	2,006.5	1,982.5	2,073.4	1,866.8	1,700.5	1,557.6	1,299.7	1,304.1	1,269.4
- three years later	2,060.6	2,163.9	1,986.7	1,819.2	1,611.1	1,495.3	1,288.9	1,336.6
- four years later	2,258.2	2,078.3	1,942.0	1,742.1	1,542.3	1,480.8	1,326.3
- five years later	2,170.3	2,030.5	1,880.3	1,672.6	1,524.3	1,482.9
- six years later	2,126.6	1,973.2	1,822.1	1,658.0	1,519.0
- seven years later	2,079.9	1,922.1	1,807.6	1,655.3
- eight years later	2,036.5	1,910.9	1,807.3
- nine years later	2,027.0	1,912.7
- ten years later	2,030.2

IV. Cumulative deficiency
(redundancy):	$89.2	$(19.3)	$(48.6)	$(153.2)	$(315.5)	$(188.0)	$(20.9)	$52.2	$140.7	$159.7	--

V. Net liability		$1,932.0	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3
Reinsurance recoverables		218.7	247.9	261.5	256.6	332.3	593.7	648.2	924.4	1,181.3	1,265.6

Gross liability		$2,150.7	$2,103.8	$2,070.0	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.1	$2,324.4	$2,449.9

VI. Re-estimated net liability		$1,912.7	$1,807.3	$1,655.3	$1,519.0	$1,482.9	$1,326.3	$1,336.6	$1,269.4	$1,302.8
Re-estimated reinsurance recoverables		220.7	264.6	295.6	279.6	344.8	627.2	879.1	1,156.3	1,292.7

Re-estimated gross liability		$2,133.4	$2,071.9	$1,950.9	$1,798.6	$1,827.7	$1,953.5	$2,215.7	$2,425.7	$2,595.5

        Unpaid losses and LAE on a GAAP basis were $2,449.9 million and $2,324.4 million at December 31, 2002 and 2001, respectively. Unpaid losses and LAE on a statutory basis were $970.9 million and $1,039.8 million at December 31, 2002 and 2001, respectively. The difference between GAAP and statutory loss reserves reflects: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

        The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2002	2001	2000

PMA Re	$106,866	$(1,568)	$9,691
The PMA Insurance Group	1,082	2,889	(6,074)
Run-off Operations	51,800	22,191	2,874

Total net unfavorable development	$159,748	$23,512	$6,491

        During 2002, PMA Re recorded unfavorable prior year development of $106.9 million. In the fourth quarter, PMA Re’s actuarial department conducted its routine year-end reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. During the fourth quarter, our actuaries noticed a higher than expected increase in the level of reported losses by our ceding companies. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss and LAE reserves for prior accident years needed to be increased by approximately $86 million in the fourth quarter, primarily for excess of loss and pro rata general liability occurrence contracts ($54 million) and, to a lesser extent, excess of loss general liability claims-made contracts ($13 million), from accident years 1998, 1999 and 2000. Under existing retrocessional contracts, approximately $22 million of the higher than expected losses were ceded to PMA Re’s retrocessionaires, reducing the impact on net losses and LAE to approximately $64 million.

        The remaining $43 million of unfavorable prior year development at PMA Re in 2002 primarily reflects the recording of losses and LAE on additional earned premium recorded during 2002 as a result of a change in our estimate of ultimate premiums written from prior years. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update as appropriate the estimated ultimate premiums written. Our periodic reviews of estimated ultimate premiums written, which compared actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units for 2001 and 2000, were higher than originally estimated. As a result, PMA Re recorded additional net premiums earned during 2002, including $39.9 million in the second quarter, which were completely offset by losses and LAE and acquisition expenses.

        In 2001, PMA Re recorded favorable prior year development of $1.6 million, reflecting re-estimated loss trends for prior accident years that were lower than previous expectations and concentrated in casualty lines of business.

        In 2000, PMA Re recorded unfavorable prior year development of $9.7 million, mainly reflecting the recognition of higher than expected losses and LAE primarily from more recent accident years, partially offset by lower than expected losses and LAE for accident years 1996 and prior. The unfavorable development primarily related to coverages for 1998 and 1999 written on a pro rata basis, partially offset by lower than expected losses and LAE for treaties covering losses occurring in accident years 1996 and prior. In the third quarter, the Company increased its estimate of gross loss and LAE reserves by $83 million primarily reflecting higher than expected losses mainly in the Company’s pro rata business. The concentration of estimated adverse loss development related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the third quarter reserve increase reflects unfavorable prior year loss reserve development in the excess of loss general liability line for accident years 1998 and 1999. Under existing retrocessional contracts, $60 million of gross losses were ceded to PMA Re’s retrocessionaires, reducing the impact on net incurred losses and LAE to $23 million during the third quarter. This net unfavorable prior year development was partially offset by favorable loss development for accident years prior to 1997.

        The PMA Insurance Group experienced unfavorable prior year development of $1.1 million and $2.9 million in 2002 and 2001, respectively, and favorable prior year development of $6.1 million in 2000. The unfavorable prior year development in 2002 and 2001 reflects higher than expected claims handling costs. The favorable prior year development in 2000 primarily reflects better than expected loss experience from loss-sensitive and rent-a-captive workers’ compensation business. Premium adjustments for loss-sensitive business and policyholders’ dividends for rent-a-captive business offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

        During 2002, the Run-off Operations recorded unfavorable prior year development of approximately $52 million. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by approximately $52 million, net of $12 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

        As a result of its reserve reviews conducted during 2001, the Run-off Operations revised its estimate of ultimate expected claims activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000. During 2001, the Run-off Operations recorded unfavorable prior year development of $22.2 million, which is net of losses of approximately $26 million ceded to third party reinsurers under existing reinsurance contracts. These losses primarily reflect higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business, and, to a lesser extent, property lines of business.

        During 2000, the Run-off Operations recorded unfavorable prior year development of $2.9 million, primarily related to the emergence of higher than expected losses and LAE in certain segments of the professional liability (nursing homes), commercial automobile, general liability and property lines of business for coverage of 1999 exposures. During 2000, the Run-off Operations discontinued writing or cancelled policies in the professional liability (nursing homes) and commercial automobile classes of business that produced the emergence of higher than expected losses.

        At December 31, 2002 and 2001, our GAAP loss reserves were stated net of discount of $103.8 million and $113.7 million, respectively, primarily related to workers’ compensation business. Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion benefited pre-tax results by $6.8 million and $11.5 million in 2002 and 2001, respectively.

        At December 31, 2002, our loss reserves were stated net of $41.1 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

Asbestos and Environmental Reserves

        At December 31, 2002, 2001 and 2000, gross reserves for asbestos-related losses were $42.1 million, $59.9 million and $49.2 million, respectively ($25.8 million, $28.6 million and $32.0 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $22.9 million, $26.6 million, and $27.2 million related to IBNR losses at December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, gross reserves for environmental-related losses were $18.2 million, $29.6 million and $29.5 million, respectively ($14.3 million, $16.0 million and $18.0 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $7.9 million, $9.2 million and $9.2 million related to IBNR losses at December 31, 2002, 2001 and 2000, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

        Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards and regulations. We believe that our reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability and damages among participating insurers, and proof of coverage, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition and results of operations.

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

        The executive committee of our board of directors is responsible for our investment objectives. We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers. Investments by the Pooled Companies and PMA Capital Insurance Company must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania.

        We do not currently own any derivative financial instruments. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 15% of invested assets at December 31, 2002. Included in this industry segment are financial institutions, including financing subsidiaries of automotive manufacturers.

        For additional information on our investments, including carrying values by category, quality ratings and net investment income, see pages 39 to 43 of the MD&A as well as Notes 2B and 3 to the Financial Statements in the Annual Report.

COMPETITION

General

        The domestic property and casualty insurance and reinsurance industries are very competitive and consist of many companies, with no one company dominating the market. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. PMA Re competes with other reinsurers in the broker market as well as reinsurers that underwrite reinsurance business on a direct basis. In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. Many of our competitors are larger and have greater financial resources than us.

        The main factors upon which entities in our markets compete are price, service, product capabilities and financial security. PMA Re and The PMA Insurance Group attempt to price their products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting our rate of return targets. The soft pricing environment which existed until the second half of 2000 in most of our business has made competing solely on the basis of price increasingly difficult. PMA Re and The PMA Insurance Group have rejected and/or non-renewed certain accounts in recent years, as the market rates, terms and conditions for such risks did not provide the opportunity to achieve an acceptable rate of return.

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

        We attempt to design products that meet the needs of clients in our markets. PMA Re has expanded its product line in recent years to satisfy the needs of its client base. Products introduced by PMA Re in the last five years include accident reinsurance and finite risk and financial products reinsurance. See “PMA Re—Products” for additional discussion. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers’ compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers’ compensation costs for the employers. In addition, it also continues to benefit from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states. See “The PMA Insurance Group—Products” for additional discussion. We continually evaluate new product opportunities for PMA Re and The PMA Insurance Group.

Industry Trends

        During the 1990s and into 2000, the property and casualty insurance and reinsurance industry was characterized by excess capacity, which resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. As a result of this prolonged soft market, beginning in 2000, capacity in the property and casualty market began to contract as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, independently sought and achieved significant price increases and improved policy terms commencing in the second half of 2000. In 2001, we realized an increase of approximately 30% in premiums on renewal business at PMA Re and achieved average (weighted by premium volume) price increases at The PMA Insurance Group in excess of 15%. These increases continued in 2002 as follows:

PMA Re	35%
The PMA Insurance Group:
Workers' Compensation	17%
Commercial Lines	28%

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

        Despite current market conditions, there can be no assurance that prices and premiums will increase at a level consistent with these expectations. Even if the industry in general experiences those types of increases, we cannot assure you that we will see similar increases in one or more of our businesses or that we will achieve price increases consistent with 2002. Further, any benefit that we derive from such price increases may be partially or completely offset by increases in ceded reinsurance premiums and unexpected increases in our loss reserves.

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

        The rating scales of A.M. Best, S&P, and Moody’s are characterized as follows:

•	A.M. Best--A++ to S ("Superior" to "Suspended")

•	S&P--AAA to R ("Extremely Strong" to "Regulatory Supervision")

•	Moody's--Aaa to C ("Exceptional" to "Lowest")

        As of March 19, 2003, our principal insurance subsidiaries had the following financial strength ratings:

	A. M. Best	S&P	Moody's

PMA Capital Insurance Company (1) (2)	A- ("Excellent" - 4th of 16)	A- ("Strong" - 7th of 21)	Baa1 ("Adequate" - 8th of 21)
Pooled Companies(2) (3)	A- ("Excellent" - 4th of 16)	A- ("Strong" - 7th of 21)	Baa1 ("Adequate" - 8th of 21)

(1)	PMA Re writes its reinsurance business through PMA Capital Insurance Company.
(2)	The ratings of PMA Capital Insurance Company and The Pooled Companies' have a stable outlook from A.M. Best and a negative outlook from Moody's. S&P does not provide an outlook in connection with insurance company financial strength ratings.
(3)	The Pooled Companies (Pennsylvania Manufacturers' Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company) represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.

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

        Debt ratings are assessments of the likelihood that the we will make timely scheduled payments of principal and interest when due. The principal agencies that rate PMA Capital’s senior debt characterize their rating scales as follows:

•	S&P--AAA to D ("Extremely Strong" to "Default")

•	Moody's--Aaa to C ("Best" to "Lowest")

        As of March 19, 2003, PMA Capital’s senior debt was rated BBB- (“Adequate” —10th of 22) by S&P, which is the lowest investment-grade debt rating of S&P, and Ba1 (“Moderate” —11th of 21) by Moody’s, which is Moody’s highest noninvestment-grade debt rating. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

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

        In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related material and, for certain lines of insurance, including rate-sensitive workers’ compensation, the approval of rates. Property and casualty reinsurers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, underwriting rules and policy forms. The form and content of statutory financial statements are regulated.

        The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. For terrorist acts to be covered under TRIA, they must be certified as such by the Secretary of the Treasury, Secretary of State and Attorney General and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 7% deductible for 2003, 10% for 2004 and 15% for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of industry-wide covered losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $35 million in 2003.

        Because TRIA does not apply to assumed reinsurance business, PMA Re is currently attempting to exclude coverage of losses due to terrorist activity in our assumed reinsurance contracts where underwriters determine that there is a significant risk of loss from terrorist activities. However, because PMA Re’s clients may not accept a full terrorism exclusion in connection with business that it may still desire to write without an exclusion, some or many of our reinsurance contracts may not include a terrorism exclusion or only include a limited exclusion. PMA Re has refined its underwriting procedures to take into account terrorism risk.

        For the commercial insurance business other than workers’ compensation offered by The PMA Insurance Group, in general, TRIA voided all existing terrorism exclusions. Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Appropriate rates may be charged for terrorism coverage, and as of February 28, 2003, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states except California, Massachusetts and Texas, where filings were still pending. The PMA Insurance Group has refined its underwriting procedures to take into account terrorism risk.

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

        State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance last conducted examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 1997. Both PMA Capital Insurance Company and the Pooled Companies are under exam as of December 31, 2002. No material adjustments to previously filed statutory financial statements were required as a result of such examinations. In addition, there were no material qualitative matters indicated in the examination reports that had a material adverse effect on the operations of PMA Capital Insurance Company and the Pooled Companies.

Insurance Holding Company Regulation

        The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of Pennsylvania. Pennsylvania’s state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the Pennsylvania insurance department must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

        Under Pennsylvania law, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the Commissioner for such acquisition of control. Pursuant to the Pennsylvania law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company. This presumption may be rebutted by a showing that control does not exist in fact. The Commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

Restrictions on Subsidiaries' Dividends and Other Payments

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

        Our domestic insurance subsidiaries’ ability to pay dividends is regulated under the insurance laws and regulations of Pennsylvania. In addition to the regulatory restrictions, our existing revolving credit and letter of credit facilities limit the amount of dividends that our subsidiaries may pay to us. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or to pay dividends on our Class A Common stock.

        Under Pennsylvania laws and regulations, our insurance subsidiaries may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer’s statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Pennsylvania law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.

        All of our domestic insurance entities are owned by PMA Capital Insurance Company. Only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to us. During 2002, we received $28 million in dividends from PMA Capital Insurance Company. As of December 31, 2002, approximately $58 million of dividends are available to be paid to us without prior approval of the Pennsylvania Insurance Commissioner during 2003. As of December 31, 2002, The PMA Insurance Group’s Pooled Companies can pay up to $24.6 million in dividends to PMA Capital Insurance Company during 2003.

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

        In addition to regulatory restrictions on dividends, our Credit Facility and Letter of Credit Facility also impose restrictions on the ability of our insurance subsidiaries to pay dividends. Under the most restrictive debt covenant of the facilities, PMA Capital would be able to pay approximately $25 million in dividends in 2003.

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

        Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	"Company action level"--If the RBC ratio is between 150% and 200%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•	"Regulatory action level"--If the RBC ratio is between 100% and 150%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•	"Authorized control level"--If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the "Regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	"Mandatory control level"--If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

        At December 31, 2002, the RBC ratios of the Pooled Companies ranged from 432% to 744% and PMA Capital Insurance Company’s RBC ratio was 304%.

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

        The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2002, each of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves.

        In 2002, PMA Capital Insurance Company reported three unusual values, relating to: (1) the change in net premiums written, (2) liabilities to liquid assets ratio and (3) estimated current reserve deficiency to policyholder surplus. The unusual value relating to the change in net premiums written is attributable to price increases across all of our business segments, an intercompany quota share reinsurance treaty with a subsidiary, which commenced in 2001 and was terminated in 2002, and higher ceded premiums in 2001 due to the attack on the World Trade Center. The unusual value relating to the liabilities to liquid assets ratio is due largely to additional investments in PMA Capital Insurance Company’s insurance subsidiaries. These investments are not considered liquid assets, and therefore caused the ratio to increase. The unusual value relating to the estimated current reserve deficiency to policyholder surplus is due primarily to the unfavorable prior year development in 2002.

EMPLOYEES

        As of February 28, 2003, we had approximately 1,250 full-time employees. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION

        The address for our internet website is www.pmacapital.com. We make available, free of charge, through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Policyholders' dividend ratio	The ratio of policyholders' dividends to earned premiums.

Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.

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

        The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;

•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liability develop;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses; and

•	volatility associated with the long-tail nature of the reinsurance business, which may impact our operating results.

        The property and casualty insurance industry historically is cyclical in nature. The demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and especially the reinsurance business also have been very competitive, although our insurance subsidiaries have experienced more favorable terms and pricing beginning in the second half of 2000 and continuing into early 2003. These fluctuations in demand and competition and the impact on us of other factors identified above could have a negative impact on our results of operations and financial condition.

Because we operate in a highly competitive industry, we may be unable to maintain adequate rates.

        The property and casualty insurance and reinsurance industry is highly competitive. PMA Re competes with approximately 35 U.S. and non-U.S. reinsurers none of whom dominate the U.S. market. The PMA Insurance Group has seven major competitors. Its primary competitors are Liberty Mutual Insurance Company, Royal & SunAlliance Insurance Company, American International Group, Inc., Zurich/Farmers Group, CNA Insurance Companies, Travelers Property & Casualty and The Hartford Insurance Group. Some of our competitors have greater financial, marketing and management resources than we do.

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

        Like all insurers, we establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future events. However, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Further, liabilities for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development.

        If, during that time, actual losses and loss adjustment expenses develop faster or are larger than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. As a result, we would incur a charge to earnings in the period the reserves are increased. For example, in the fourth quarter of 2002, we took a charge of approximately $45 million pre-tax primarily as a result of higher than expected loss and loss adjustment expenses in our reinsurance business, which emerged in the fourth quarter of 2002 on general liability business, mainly for accident years 1998, 1999 and 2000.

        Reserve estimates are continually refined through an ongoing process as further claims are reported and settled and additional information concerning loss experience becomes known. Because setting reserves is inherently uncertain, our current reserves may prove inadequate in light of subsequent developments. As stated in the preceding paragraph, if we increase our reserves, our earnings for the period will generally decrease by a corresponding amount. Therefore, future reserve increases could have a material adverse effect on our results of operations and financial condition.

We have exposure to unpredictable catastrophes, which can materially affect our financial results.

        We are subject to claims arising out of catastrophes that may have a significant effect on our results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

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

        Although the Terrorism Risk Insurance Act of 2002 may mitigate the impact of future terrorism losses in connection with the commercial insurance business offered by The PMA Insurance Group, because of its uncertain application, the amount of losses a company must retain and the fact that it does not apply to reinsurance business, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

        We follow the customary insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. During 2002, we had nearly $1.4 billion of gross written premiums of which we ceded approximately $281.5 million, or 20% of gross written premiums, to reinsurers for reinsurance protection. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2002, we had $1.3 billion of reinsurance receivables from reinsurers for paid and unpaid losses that they are obligated to reimburse us for under our reinsurance contracts. The collectibility of reinsurance is largely a function of the solvency of reinsurers. We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

We face a risk of non-availability of reinsurance, which could materially affect our ability to write business and our results of operations.

        Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot assure you that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or reduce our insurance writings.

Because insurance and credit ratings are important to our policyholders and creditors, downgrades in our ratings may adversely affect us.

        Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities. Please see “COMPETITION — Ratings ” for a complete description of our ratings.

        A downgrade in our insurance financial strength ratings could affect our competitive position in the insurance industry and make it more difficult for us to market our products. A significant downgrade could result in a material loss of business as policyholders move to other companies with higher financial strength ratings. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

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

        The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance operations or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. As of December 31, 2002, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state, which would have a material adverse effect on our results of operations or financial condition. In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.

Because our reinsurance operations depend on a few reinsurance brokers for a large portion of their revenue, loss of business provided by them could adversely affect us.

        We market our reinsurance products through reinsurance brokers. Four brokerage firms Guy Carpenter, Benfield Blanch, Towers Perrin and AON Reinsurance, accounted for approximately 80% of our reinsurance gross premiums written and 45% of our consolidated gross premiums written for the year ended December 31, 2002. Please see “PMA Re—Distribution” beginning on page 5 for a further description of our broker relationships. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

        We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Approximately $58 million of dividends are available to be paid to us in 2003 from our domestic insurance subsidiaries without prior regulatory approval. In addition to the regulatory restrictions, our existing credit and letter of credit facilities limit the amount of dividends that our subsidiaries may pay to us. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our debt obligations or to pay dividends on our capital securities.

The covenants in our debt agreements could limit our financial and operational flexibility, which could have an adverse effect on our financial condition, and limit the amount of dividends that we can pay on any class of capital stock.

        We have incurred indebtedness and may incur additional indebtedness in the future. At March 19, 2003, we had $131.25 million outstanding indebtedness and $15.7 million outstanding in letters of credit under our secured letter of credit facility. The agreements governing our indebtedness contain numerous covenants that limit, or have the effect of limiting, our ability to, among other things, borrow money, sell assets, merge or consolidate and make investments. These restrictions could limit our ability to take advantage of business and investment opportunities, and therefore, could adversely affect our financial condition, liquidity and results of operations. In addition, these agreements limit our ability to pay dividends on our Class A Common stock. In 2003, under the most restrictive covenants of these agreements, we would be able to pay dividends of approximately $25 million on any class of capital stock.

Our business is dependent upon our key executives who do not have employment agreements with restrictive covenants and can leave our employment at any time.

        Our success depends significantly on the efforts and abilities of our Chairman, Frederick W. Anton III; our President and Chief Executive Officer, John W. Smithson; the President and Chief Operating Officer of PMA Re, Stephen G. Tirney; and the President and Chief Operating Officer of The PMA Insurance Group, Vincent T. Donnelly. We do not presently have employment agreements that include restrictive covenants with our key executives. Accordingly, our key executives may leave our employment at any time. Because our business is based to some extent upon relationships with our brokers and insureds, our future results of operations could be adversely affected if we are unable to retain our current executives or to attract new executives.

PMA Foundation and our directors and executive officers collectively have significant shareholdings and may influence action requiring stockholder approval and may have interests different than, or adverse to, those of our other security holders.

        PMA Foundation and our directors and executive officers beneficially owned approximately 31.1% of our Class A common stock at December 31, 2002. As a result, these stockholders, acting alone or together, may be able to influence matters requiring approval by our stockholders and may have interests different than, or adverse to, those of our other security holders, including preventing changes in our board of directors or management that stockholders may desire.

Provisions in our charter documents and the ownership of our shares of Class A common stock by PMA Foundation and management may impede attempts to replace or remove our board or management with management favored by stockholders.

        Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent changes in our board of directors or management that stockholders may desire. These provisions include:

•	requiring advance notice requirements for nominations for election to the board of directors or for proposing business that can be acted on by stockholders at meetings;

•	establishing a classified board of directors and permitting our board to increase its size and appoint directors to fill newly created board vacancies;

•	requiring stockholders to show cause to remove one or more directors; and

•	prohibiting stockholders from acting by written consent.

Item 2. Properties

        PMA Capital Corporation’s and PMA Re’s headquarters are located in 87,500 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group’s headquarters are located in a four story, 110,000 square foot building in Blue Bell, Pennsylvania. We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party.

        Through various wholly owned subsidiaries, we also own and occupy additional office facilities in three other locations and rent additional office space for our insurance operations in 16 other locations. We believe that such owned and leased properties are suitable and adequate for our current business operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

        Our executive officers are as follows:

Name	Age	Position
John W. Smithson	57	President and Chief Executive Officer
Frederick W. Anton III	69	Chairman of the Board
Vincent T. Donnelly	50	President and Chief Operating Officer - The PMA Insurance Group
William E. Hitselberger	45	Senior Vice President, Chief Financial Officer and Treasurer
Robert L. Pratter	58	Senior Vice President, General Counsel and Secretary
Stephen G. Tirney	49	President and Chief Operating Officer - PMA Re Management Company

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

        William E. Hitselberger has served as our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. He has also served as Vice President and Chief Financial Officer of The PMA Insurance Group from 1998 to June 2002 and Vice President of The PMA Insurance Group from 1996 to 1998.

        Robert L. Pratter has served as our Senior Vice President, General Counsel and Secretary since June 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company since November 2000. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane, Morris & Heckscher LLP.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

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

Item 6. Selected Financial Data

        The information under the caption “Selected Financial Data” on pages 22 and 23 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 48 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The information under the caption “Market Risk of Financial Instruments” on page 43 of the Annual Report is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “Nominees For Election” and “Directors Continuing in Office” in our Proxy Statement, to be dated on or about April 21, 2003 for the 2003 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

        The information under the caption “Compensation of Executive Officers” and under the caption “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the caption “Beneficial Ownership of Class A Common Stock” in the Proxy Statement is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2002.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,096,494	16.93	2,000,661

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,096,494	16.93	2,000,661

Item 13. Certain Relationships and Related Transactions

        The information under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

        Within the 90-day period prior to the date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of John W. Smithson, President and Chief Executive Officer, and William E. Hitselberger, Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide more than reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, it should be noted that the design of any systems of controls is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)	The following consolidated financial statements of PMA Capital and its subsidiary companies and Report of Independent Accountants, included on pages 49 through 73 of the Annual Report are incorporated herein by reference:

•	Consolidated Balance Sheets at December 31, 2002 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

(a)(2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	The Exhibits are listed in the Index to Exhibits on pages E-1 through E-4.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002

During the quarterly period ended December 31, 2002, the Company filed the following reports on Form 8-K:

•	dated October 11, 2002, Item 5 - announcing that a new lender had been added to our credit agreement.

•	dated October 15, 2002, Item 5 - updating our earnings per share estimates and announcing ratings action.

•	dated October 16, 2002, Item 5 - announcing that we entered into an underwriting agreement.

•	dated October 21, 2002, as amended on the same date Item 5 - announcing the closing of our debt offering.

•	dated October 30, 2002, Items 7 and 9 - containing our third quarter earnings release.

•	dated November 6, 2002, Items 5 and 7 - containing a news release announcing declaration of our regular quarterly shareholder dividend.

•	dated November 19, 2002, Item 9 - announcing investor meetings.

•	dated December 3, 2002, Item 9 - announcing a written stock trading plan under Rule 10b5-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, and in the capacities indicated, by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 20, 2003	By: /s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2003.

Signature*	Title

John W. Smithson	President and Chief Executive Officer and a Director (Principal Executive Officer)

Frederick W. Anton III	Chairman of the Board and a Director
Paul I. Detwiler, Jr.	Director
Joseph H. Foster	Director
Thomas J. Gallen	Director
Anne S. Genter	Director
James F. Malone III	Director
Louis N. McCarter III	Director
John W. Miller, Jr.	Director
Edward H. Owlett	Director
Roderic H. Ross	Director
L. J. Rowell, Jr.	Director
Neal C. Schneider	Director

* By: /s/ Charles A. Brawley, III Charles A. Brawley, III Attorney-in-Fact

Certification

I, John W. Smithson, President and Chief Executive Officer of PMA Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of PMA Capital Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 20, 2003	/s/ John W. Smithson
John W. Smithson
President and Chief Executive Officer

Certification

I, William E. Hitselberger, Senior Vice President, Chief Financial Officer and Treasurer of PMA Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of PMA Capital Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 20, 2003	/s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President, Chief Financial Officer and Treasurer

PMA Capital Corporation
Index to Financial Statement Schedules

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2002 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2002	2001

Assets
Cash	$-	$1
Investment in subsidiaries	700,399	741,700
Related party receivables	6,609	-
Deferred income taxes, net	38,044	20,953
Other assets	18,542	8,040

Total assets	$763,594	$770,694

Liabilities
Short-term debt	$65,000	$62,500
Long-term debt	86,250	-
Related party payables	-	66,773
Other liabilities	30,954	29,415

Total liabilities	182,204	158,688

Shareholders' Equity
Class A Common stock, $5 par value (40,000,000 shares authorized;
2002 - 34,217,945 shares issued and 31,328,922 outstanding
2001 - 34,217,945 shares issued and 31,167,006 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	319,014	382,165
Accumulated other comprehensive income	34,552	5,375
Notes receivable from officers	(62)	(158)
Treasury stock, at cost (2002 - 2,889,023 shares; 2001 - 3,050,939 shares)	(52,535)	(55,797)

Total shareholders' equity	581,390	612,006

Total liabilities and shareholders' equity	$763,594	$770,694

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Years Ended December 31,
(dollar amounts in thousands)	2002	2001	2000

Revenues:
Net investment income (expense)	$(18)	$45	$(60)
Other revenues	8	50	653

Total revenues	(10)	95	593

Expenses:
General expenses	8,819	6,143	5,189
Interest expense	4,090	7,629	12,708

Total expenses	12,909	13,772	17,897

Loss before income taxes and equity in earnings
(loss) of subsidiaries	(12,919)	(13,677)	(17,304)
Income tax benefit	(32,548)	(16,415)	(11,628)

Income (loss) before equity in earnings (loss)
of subsidiaries	19,629	2,738	(5,676)
Equity in earnings (loss) of subsidiaries	(67,653)	4,365	7,001

Net income (loss)	$(48,024)	$7,103	$1,325

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Years ended December 31,
(dollar amounts in thousands)	2002	2001	2000

Cash Flows From Operating Activities:
Net income (loss)	$(48,024)	$7,103	$1,325
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity in earnings (loss) of subsidiaries	67,653	(4,365)	(7,001)
Dividends received from subsidiaries	28,000	29,600	35,925
Net tax sharing payments received from subsidiaries	11,989	2,403	6,404
Deferred income tax benefit	(16,954)	(12,520)	(4,091)
Other, net	(6,994)	(9,583)	3,838

Net cash flows provided by operating activities	35,670	12,638	36,400

Cash Flows From Investing Activities:
Cash contributions to subsidiaries	(25,175)	(103,850)	(9,000)

Net cash flows used in investing activities	(25,175)	(103,850)	(9,000)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	-	157,868	-
Dividends paid to shareholders	(12,102)	(9,035)	(8,020)
Proceeds from exercise of stock options	2,866	1,387	2,866
Purchase of treasury stock	(1,726)	(5,323)	(18,427)
Proceeds from issuance of debt	151,250	-	-
Debt issue costs	(3,009)	-	-
Repayments of debt	(62,500)	(100,500)	-
Net repayments (issuance) of notes receivable from officers	96	(102)	-
Change in related party receivables and payables	(85,371)	46,483	(3,989)

Net cash flows provided by (used in) financing activities	(10,496)	90,778	(27,570)

Net decrease in cash	(1)	(434)	(170)
Cash - beginning of year	1	435	605

Cash - end of year	$-	$1	$435

Supplementary cash flow information:
Income taxes paid (refunded)	$(10,649)	$(8,991)	$7,300
Interest paid	$2,924	$8,163	$12,615

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2002:
PMA Re	$56,029	$1,089,079	$195,400	$551,513	$48,736	$439,228	$134,146	$13,453	$639,039
The PMA Insurance Group	32,266	1,192,069	189,799	410,266	35,613	307,734	71,874	48,032	452,276
Run-off Operarions	927	215,667	20,180	30,113	1,140	76,696	10,964	31,094	14,563
Corporate and Other (2)	-	(46,925)	-	(881)	(608)	-	-	10,229	(881)

Total	$89,222	$2,449,890	$405,379	$991,011	$84,881	$823,658	$216,984	$102,808	$1,104,997

December 31, 2001:
PMA Re	$34,286	$1,047,503	$105,085	$340,401	$45,361	$297,623	$71,013	$20,188	$360,604
The PMA Insurance Group	24,932	1,107,141	146,658	346,574	39,444	258,933	60,909	40,181	355,547
Run-off Operarions	5,132	189,534	56,549	46,232	3,124	60,207	7,060	8,257	53,674
Corporate and Other (2)	-	(19,739)	-	(767)	(984)	-	-	9,389	(767)

Total	$64,350	$2,324,439	$308,292	$732,440	$86,945	$616,763	$138,982	$78,015	$769,058

December 31, 2000:
PMA Re	$22,969	$871,727	$90,851	$251,109	$51,125	$229,925	$65,522	$14,084	$261,505
The PMA Insurance Group	23,554	1,058,524	138,554	252,348	47,969	189,001	46,464	34,495	268,839
Run-off Operarions	1,999	132,104	40,329	28,799	4,424	30,462	668	9,107	16,043
Corporate and Other (2)	-	(9,217)	-	(832)	(927)	-	-	9,395	(832)

Total	$48,522	$2,053,138	$269,734	$531,424	$102,591	$449,388	$112,654	$67,081	$545,555

(1)	Net investment income is based on each segment's invested assets.
(2)

Corporate and Other includes unallocated investment income and expenses, including debt service, as well as the results of certain of our real estate properties. Corporate and Other also includes the effect of eliminating intercompany transactions.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2002:
Property and liability insurance premiums	$599,827	$300,556	$691,740	$991,011	70%

Year Ended December 31, 2001:
Property and liability insurance premiums	$508,821	$243,356	$466,975	$732,440	64%

Year Ended December 31, 2000:
Property and liability insurance premiums	$416,152	$278,556	$393,828	$531,424	74%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2002:
Allowance for uncollectible accounts:
Premiums receivable	$12,583	$245	($3,300)	$9,528
Reinsurance receivables	4,562	4,371	(3,450)	5,483

Year ended December 31, 2001:
Allowance for uncollectible accounts:
Premiums receivable	$16,630	($4,358)	$311	$12,583
Reinsurance receivables	4,328	234	-	4,562

Year ended December 31, 2000:
Allowance for uncollectible accounts:
Premiums receivable	$18,088	($1,450)	($8)	$16,630
Reinsurance receivables	5,528	(1,200)	-	4,328

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)

Affiliation with registrant	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses incurred related to Current Prior year years(2)		Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Consolidated property-casualty
subsidiaries:

December 31, 2002	$89,222	$2,449,890	$103,811	$405,379	$991,011	$84,881	$655,395	$159,748	$216,984	$732,469	$1,104,997

December 31, 2001	64,350	2,324,439	113,712	308,292	732,440	86,945	586,392	23,512	138,982	602,355	769,058

December 31, 2000	48,522	2,053,138	103,994	269,734	531,424	102,591	432,767	6,491	112,654	556,053	545,555

(1) - Reserves discounted at approximately 5%.

(2) - Excludes accretion of loss reserve discount of $8,515, $6,859 and $10,130 in 2002, 2001 and 2000, respectively.

PRICEWATERHOUSECOOPERS LLP (LOGO)

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders of
PMA Capital Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2003, except for Note 6, as to which the date is March 17, 2003, appearing in the 2002 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 5, 2003

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 2001 and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 2001 and incorporated herein by reference.
(4)		Instruments defining the rights of security holders, including indentures:
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.
	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
(10)		Material Contracts: Exhibits 10.1 through 10.26 are management contracts or compensatory plans.
	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed herewith.
	10.3	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated effective January 1, 2000).	Filed herewith.
	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed herewith.
	10.5	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed herewith.
	10.6	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.

10.7	Amended and Restated Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed and Trust of Frederick W. Anton III.	Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.8	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.9	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.10	Employment Agreement dated May 1, 1995 between the Company and John W. Smithson.	Filed herewith.
10.11	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.12	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.
10.13	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed herewith.
10.14	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.15	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed herewith.

10.16	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.17	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed herewith.
10.18	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.19	Company's 1995 Equity Incentive Plan.	Filed herewith.
10.20	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.21	Company's 1996 Equity Incentive Plan.	Filed herewith.
10.22	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.23	Company's 1999 Equity Incentive Plan.	Filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A dated March 26, 1999 and incorporated herein by reference.
10.24	Company’s 2002 Equity Incentive Plan.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

	10.25	Agreement and Release between the Company and Francis W. McDonnell.	Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 and incorporated herein by reference.
	10.26	Agreement and Release by and between the Company and Ronald S. Austin.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
10.27

Credit Agreement, dated as of September 20, 2002 by and among the Company, Bank of America N.A., as Administrative Agent, Fleet National Bank, as Syndication Agent, Credit Lyonnais New York Branch, as Document Agent, and other lenders party thereto, including Pledge Agreement.

Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.
	10.28	First Amendment, dated October 11, 2002, amending the Credit Agreement, dated as of September 20, 2002.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated October 11, 2002 and incorporated herein by reference.
	10.29	Letter of Credit Agreement dated as of December 4, 2001, by and among the Company and Certain Co-Applicants and Fleet National Bank and Other Banks Party Thereto.	Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
	10.30	First Amendment, dated June 17, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed herewith.
	10.31	Second Amendment, dated December 4, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed herewith.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(13)		Portions of the Company's 2002 Annual Report to Shareholders, which are expressly incorporated by reference in this Form 10-K, are "filed" as part of this Form 10-K.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Accountants.	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.
	24.2	Certified Resolutions.	Filed herewith.
(99)		Additional Exhibits
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary