Form 10-K/A
period 2002-12-31
PMA CAPITAL CORP
filed 2003-03-26
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Parts I, II and IV of the Form 10-K incorporate by reference portions of the Annual Report to Shareholders for the year ended December 31, 2002, as indicated herein.

(2)	Part III of the Form 10-K incorporates by reference portions of the registrant’s proxy statement to be dated on or about April 21, 2003 for the 2003 Annual Meeting of Shareholders.

Explanatory Note

        This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the sole purpose of amending Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct two typographical errors. The first correction is to change “dollar amounts in thousands” to “dollar amounts in millions” in the first table on page 41. The second correction is to change the third sentence under the heading “Deferred Tax Assets” on page 47 to read: “A valuation allowance is established for any portion of a deferred tax asset that management believes is not more likely than not going to be realized.” No revisions have been made to our financial statements or any other disclosures contained in the Form 10-K.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries ("PMA Capital" or the "Company" which also may be referred to as "we" or "us") as of December 31, 2002, compared with December 31, 2001, and the results of operations of PMA Capital for 2002 and 2001, compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

        This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented on pages 49 to 72 in this Annual Report. You should also read our discussion of Critical Accounting Estimates beginning on page 45 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgements.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements, including those made in the Business Outlook section, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 48 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see the Business – Risk Factors in our Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K") for a further discussion of risks that could materially affect our business.

Consolidated Results

In this MD&A, in addition to providing net income (loss), we also provide operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss) differs from net income (loss) under generally accepted accounting principles ("GAAP") and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of our insurance and reinsurance business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.

The major components of revenues, pre-tax operating income (loss) and net income (loss) are as follows:

(dollar amounts in thousands)	2002	2001	2000

Revenues:
Net premiums written	$1,104,997	$769,058	$545,555

Net premiums earned	$991,011	$732,440	$531,424
Net investment income	84,881	86,945	102,591
Net realized investment gains (losses)	(16,085)	7,988	11,975
Other revenues	15,330	22,599	14,000

Total revenues	$1,075,137	$849,972	$659,990

Components of pre-tax operating income (loss) and net income (loss):
PMA Re	$13,422	$(3,062)	$(7,297)
The PMA Insurance Group	25,346	23,148	21,601
Corporate and Other	(14,339)	(6,322)	(19,142)

Pre-tax operating income (loss)-- Ongoing Operations	24,429	13,764	(4,838)
Run-off Operations(1)	(87,501)	(26,168)	(7,014)

Pre-tax operating loss	(63,072)	(12,404)	(11,852)
Net realized investment gains (losses)	(16,085)	7,988	11,975

Income (loss) before income taxes	(79,157)	(4,416)	123
Income tax benefit	(31,133)	(11,519)	(1,202)

Net income (loss)	$(48,024)	$7,103	$1,325

(1)	In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

P M A C A P I T A L

        We recorded a net loss of $48.0 million in 2002, compared to net income of $7.1 million and $1.3 million in 2001 and 2000. Included in net income (loss) are after-tax net realized investment losses of $10.5 million in 2002, compared to after-tax net realized investment gains of $5.2 million and $7.8 million for 2001 and 2000. After-tax net realized investment losses for 2002 include impairment losses of $15.4 million ($23.8 million pre-tax) on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies. Net realized investment gains for 2001 reflect the sale of securities because of our decision to shift the mix of our invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance our portfolio’s yield. As a result of investment sales pursuant to this strategy and the declining interest rates in 2001, we recorded net realized investment gains in 2001. During 2000, realized investment gains resulted primarily from the sale of equity securities, which had reached our targeted price level.

        Also included in net income for 2001 are a $6.3 million after-tax gain ($9.8 million pre-tax included in Other revenues) on the sale of certain real estate properties and a tax benefit of $10.1 million resulting from the completion of an IRS examination of our 1996 tax return.

        Following is a reconciliation of our operating results as discussed below to GAAP pre-tax income (loss) and net income (loss):

	2002		2001		2000

(dollar amounts in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax

Operating income (loss) for Ongoing Operations	$24,429	$19,299	$4,001	$5,971	$(4,838)	$(1,776)
Operating loss for Run-off Operations	(87,501)	(56,868)	(26,168)	(20,507)	(7,014)	(4,683)
Gain on sale of real estate	--	--	9,763	6,346	--	--
Tax benefit	--	--	--	10,100	--	--

Operating income (loss)	(63,072)	(37,569)	(12,404)	1,910	(11,852)	(6,459)
Net realized investment gains (losses)	(16,085)	(10,455)	7,988	5,193	11,975	7,784

Income (loss)	$(79,157)	$(48,024)	$(4,416)	$7,103	$123	$1,325

Pre-tax operating income for the Ongoing Operations was $24.4 million in 2002, compared to pre-tax operating income of $4.0 million in 2001 and a pre-tax operating loss of $4.8 million in 2000. The improvement in pre-tax operating results in 2002 reflects improved underwriting results at both PMA Re and The PMA Insurance Group. Partially offsetting the improved underwriting results is a pre-tax net charge of approximately $45 million ($26 million after-tax) recognized in the fourth quarter, primarily reflecting higher than expected losses and LAE at PMA Re of $50 million pre-tax. Results for 2001 include a charge of approximately $30 million pre-tax ($20 million after-tax) relating to losses resulting from the attack on the World Trade Center. Operating results for 2000 include a charge of approximately $60 million pre-tax (approximately $40 million after-tax) for higher than expected losses and LAE at PMA Re.

        After-tax operating income for the Ongoing Operations was $19.3 million in 2002, compared to after-tax operating income of $6.0 million in 2001 and an after-tax operating loss of $1.8 million in 2000.

        Operating results for the Run-off Operations for 2002 reflect unfavorable prior year loss development of approximately $52 million pre-tax ($34 million after-tax) and a charge of $43 million pre-tax ($28 million after-tax) associated with our decision to exit from and run off our excess and surplus lines business, partially offset by better than expected underwriting results for the current accident year. Operating results for the Run-off Operations for 2001 and 2000 reflect net unfavorable prior year development of $22 million pre-tax ($14 million after-tax) and $3 million pre-tax ($2 million after-tax), respectively.

        Consolidated revenues were $1,075.1 million, $850.0 million and $660.0 million in 2002, 2001 and 2000. The increase in revenues in 2002, compared to 2001, primarily reflects higher net premiums earned by PMA Re and The PMA Insurance Group mainly due to price increases across all lines of business. The increase in revenues in 2001, compared to 2000, primarily reflects higher net premiums earned, partially offset by lower net investment income.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Impact on 2001 Results from the September 11th Terrorist Attack on the World Trade Center

Results for our Ongoing Operations in 2001 were adversely impacted by approximately $30 million pre-tax ($20 million after-tax) as a result of losses incurred at PMA Re from the September 11th terrorist attack on the World Trade Center. The 2001 charge of approximately $30 million pre-tax consisted of total assumed losses of approximately $135 million, which is before (1) reinsurance recoveries ($110 million), (2) additional premiums due to PMA Re’s retrocessionaires ($30 million) and (3) additional premiums due to PMA Re on its assumed business ($25 million). Results for the Run-off Operations for 2001 include approximately $1 million of net property losses related to the September 11th terrorist attack on the World Trade Center, net of $9 million of ceded losses. Our estimate of the net loss from the terrorist attack on the World Trade Center continues to be approximately $30 million pre-tax and is based on our analysis to date of known exposures. However, it is difficult to fully estimate our loss from the attack given the uncertain nature of damage theories and loss amounts, and the development of additional facts related to the attack. As more information becomes available, our estimate may need to be increased.

Business Outlook

Our current expectation is that throughout 2003 premium rates will remain adequate, which will enable PMA Re and The PMA Insurance Group to achieve premium growth of 10-15%. Premium growth may accelerate beyond our current forecasts if rates move higher than we are expecting. However, if rates do not maintain adequate levels during 2003, then we would constrain our premium writings.

        Overall, we expect underwriting results to improve in 2003 due to expected price strengthening that we believe will continue to outpace loss cost and expense trends. Accordingly, embedded underwriting margins should remain strong in 2003. We would expect to see the 2003 combined ratio for PMA Re to be around 95%, which is several points below their long-term goal of 100% and we expect the combined ratio for The PMA Insurance Group to be in line with their long-term goal of 104%.

        Based on our current expectations, the estimated range of consolidated after-tax operating earnings for 2003 is between $1.70 and $1.85 per diluted share. Our range of estimated operating earnings per share for 2003 assumes that rate adequacy will continue to improve as prices continue to increase in 2003. In addition, it assumes that loss trends run at a similar pace as 2002 levels, excluding catastrophes, and that loss reserves for prior accident years continue to be adequate. In addition, our 2003 earnings per share estimate does not reflect any dilution from our 4.25% convertible senior debentures. If we were to assume conversion of this debt, then our earnings per share figures would be lower by about 10%.

        We are unable to provide a reasonable estimate of the range of GAAP net income per share for 2003 because this would require us to forecast net realized investment gains and losses, which are included in GAAP net income but excluded from operating income. We are unable to reasonably estimate future net realized investment gains and losses because they are unpredictable and not necessarily indicative of our current operating fundamentals or our future performance. In addition, in many instances, decisions to buy and sell securities are made for reasons unrelated to our insurance and reinsurance businesses and are made at the holding company level in part due to credit concerns or overall changes in the fixed income markets.

        The statements made in this Business Outlook section are forward-looking. Our actual results may differ materially from our current expectations as a result of the factors described in the cautionary statements accompanying the forward-looking statements and other factors described in the Cautionary Statements on page 48. Also, see the Business – Risk Factors described in our 2002 Form 10-K.

        Please see our earnings release dated February 5, 2003, which is available on our website at www.pmacapital.com for information regarding the status of this business outlook.

Recent Developments

On February 25, 2003, A.M. Best announced that it was lowering the insurance financial strength rating of PMA Capital Insurance Company from A ("Excellent" – 3rd of 16) to A- ("Excellent" – 4th of 16), with their outlook moved from negative to stable. The current financial strength rating of A- ("Excellent" – 4th of 16) of the domestic insurance companies within The PMA Insurance Group was affirmed with a stable outlook.

        On March 5, 2003, Moody’s Investors Service ("Moody’s") announced that it lowered the senior debt rating of PMA Capital Corporation to Ba1 ("Moderate" – 11th of 21) from Baa3 ("Medium" – 10th of 21) and also lowered the insurance financial strength rating of PMA Capital Insurance Company to Baa1 ("Adequate" – 8th of 21) from A3 ("Good" – 7th of 21). In addition, Moody’s affirmed the insurance financial strength ratings of the members of The PMA Insurance Group at Baa1 ("Adequate" – 8th of 21). Moody’s has a negative outlook on these ratings.

        On February 7, 2003, Standard & Poor’s Ratings Services announced that it was not taking any ratings action in response to our fourth quarter 2002 results.

         See the Ratings discussion in our 2002 Form 10-K for additional information.

P M A C A P I T A L

PMA Re

Summarized financial results of PMA Re are as follows:

(dollar amounts in thousands)	2002	2001	2000

Net premiums written	$639,039	$360,604	$261,505

Net premiums earned	$551,513	$340,401	$251,109
Net investment income	48,736	45,361	51,125

Operating revenues	600,249	385,762	302,234

Losses and LAE	439,228	297,623	229,925
Acquisition and operating expenses	147,599	91,201	79,606

Total losses and expenses	586,827	388,824	309,531

Pre-tax operating income (loss)	$13,422	$(3,062)	$(7,297)

Combined ratio	106.4%	114.2%	123.3%
Less: net investment income ratio	8.8%	13.3%	20.4%

Operating ratio	97.6%	100.9%	102.9%

PMA Re’s pre-tax operating income was $13.4 million in 2002, compared to pre-tax operating losses of $3.1 million in 2001 and $7.3 million in 2000. PMA Re’s 2002 operating results reflect improved underwriting results, partially offset by a net charge of approximately $45 million pre-tax. This charge primarily relates to strengthening of PMA Re’s loss reserve position for prior accident years at year-end 2002 ($64 million) to reflect our most current projection of the ultimate results for these underwriting years. PMA Re’s 2002 results benefitted from better than expected current accident year business ($14 million), mainly property reinsurance, and a net benefit of approximately $5 million recognized in the fourth quarter primarily due to reductions in acquisition and operating expenses, partially offset by costs associated with ceding certain of its prior year loss development. Operating results for 2001 include a pre-tax charge of approximately $30 million relating to the effects of the losses caused by the attack on the World Trade Center. Operating results for 2000 include a pre-tax charge of approximately $60 million relating to the effects of higher than expected losses and LAE. For additional information, see the discussion under Losses and Expenses on page 29 and the discussion under Impact on 2001 Results from the September 11th Terrorist Attack on the World Trade Center on page 26.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

(dollar amounts in thousands)	2002	2001	2000

Business Unit:
Traditional - Treaty	$382,955	$171,318	$224,226
Finite Risk and Financial Products	252,413	244,527	109,062
Specialty - Treaty	92,088	34,180	50,971
Facultative	49,331	26,566	10,564

Total	$776,787	$476,591	$394,823

Major Lines of Business:
Casualty	$503,644	$266,672	$268,877
Property	247,279	206,940	123,393
Other(1)	25,864	2,979	2,553

Total	$776,787	$476,591	$394,823

(1)	Primarily aviation, ocean marine and accident in 2002.

PMA Re’s net premiums written by business unit and major lines of business are as follows:

(dollar amounts in thousands)	2002	2001	2000

Business Unit:
Traditional - Treaty	$314,172	$115,814	$134,724
Finite Risk and Financial Products	230,720	209,939	89,254
Specialty - Treaty	75,471	26,252	34,062
Facultative	18,676	8,599	3,465

Total	$639,039	$360,604	$261,505

Major Lines of Business:
Casualty	$396,598	$186,603	$157,887
Property	217,711	171,056	101,086
Other(1)	24,730	2,945	2,532

Total	$639,039	$360,604	$261,505

(1)	Primarily aviation, ocean marine and accident in 2002.

        Gross premiums written were $776.8 million, $476.6 million and $394.8 million, and net premiums written were $639.0 million, $360.6 million and $261.5 million in 2002, 2001 and 2000, respectively.

        Gross and net premiums written for 2002 include additional premiums as a result of a change in estimate during 2002 of ultimate premiums written for prior years, including $58.1 million and $44.2 million, respectively, of gross and net premiums written and $39.9 million of net premiums earned resulting from a second quarter revision in our estimate. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update, as appropriate, the estimated ultimate premiums written. During the

P M A C A P I T A L

Management's Discussion and Analysis (continued)

second quarter of 2002, our periodic review of estimated ultimate premiums written, comparing actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily for 2001 and 2000 in the Traditional- and Specialty-Treaty units, were higher than originally estimated. This increase in net premiums earned in 2002 was completely offset by losses and LAE, and acquisition expenses.

        In 2001, gross and net premiums written include approximately $25 million of premiums (mainly property premiums in the Finite Risk and Financial Products unit) due under contractual provisions of certain of PMA Re’s assumed business where additional premiums were due to us because of the cession of World Trade Center losses to us by our reinsureds. These additional premiums were more than offset by approximately $30 million of ceded premiums payable by PMA Re to its retrocessionaires because PMA Re ceded a portion of its World Trade Center gross losses to these retrocessionaires. In 2000, net premiums written were reduced by ceded premiums of $52.1 million on existing retrocessional contracts covering higher than expected losses and LAE in 2000.

        Excluding the effects, as discussed above, of the change in our estimate of ultimate premiums written in 2002, the attack on the World Trade Center in 2001 and the additional ceded premiums on existing retrocessional contracts covering higher than expected losses and LAE in 2000:

•	Gross premiums written increased approximately $267 million, or 59%, in 2002, compared to 2001, reflecting higher premiums in all of our business units. We have been able to obtain significant price increases and improved terms and conditions on business written across all underwriting units in 2002. For example, the Traditional- and Specialty-Treaty units, which comprise 61% of 2002 gross premiums written, experienced rate increases, as measured by the level of premium increase on renewed in-force business, of approximately 35%. Additionally, gross premiums written increased in 2002, compared to 2001, due to PMA Re’s increased writings of aviation, ocean marine and accident reinsurance business (included in Other in the tables on page 27) due to significantly improved market conditions in these lines.

Gross premiums written increased approximately $57 million, or 14%, in 2001, compared to 2000. In addition to rate increases on business written in 2001, the increase in gross and net written premiums in 2001, compared to 2000, reflects higher premium volume for both property and casualty coverages written by the Finite Risk and Financial Products unit due primarily to increased demand for these coverages. Partially offsetting premium growth in 2001 was lower premium volume from PMA Re’s Specialty- and Traditional-Treaty units, which primarily write casualty lines of business. During 2001, approximately 35% of the beginning in-force business for the Traditional- and Specialty-Treaty units was non-renewed, largely reflecting non-renewal of accounts that did not meet our pricing guidelines. Despite the full year decline in writings for PMA Re’s Traditional and Specialty treaty coverages, the environment for writing these coverages on acceptable terms became increasingly more favorable as 2001 progressed due to significant price increases and better contract terms and conditions. This resulted in an increase in premiums written for the Traditional and Specialty treaty coverages for the second half of 2001, compared with the first half of the year. This increase continued into 2002 as discussed above.

•	Ceded premiums increased by approximately $38 million in 2002, compared to 2001, and increased $5 million in 2001, compared to 2000. The increase in ceded premiums primarily reflects the increase in gross premiums written and an increase in premiums charged by retrocessionaires.

•	Net premiums written increased approximately 63% in 2002 and 17% in 2001, mainly reflecting the trends discussed above for gross premiums written. Net premiums earned increased by approximately 48% in 2002 and 14% in 2001, compared to the immediately preceding year. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in 2002 and 2001. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

P M A C A P I T A L

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2002	2001	2000

Loss and LAE ratio	79.6%	87.4%	91.6%

Expense ratio:
Acquisition expenses	24.3%	20.9%	26.1%
Operating expenses	2.5%	5.9%	5.6%

Total expense ratio	26.8%	26.8%	31.7%

Combined ratio	106.4%	114.2%	123.3%

PMA Re’s loss and LAE ratio for 2002 reflects a $50 million increase in net loss reserves in the fourth quarter of 2002 due to higher than expected losses and LAE in certain lines of business. In the fourth quarter, PMA Re’s actuarial department conducted its routine year-end reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. During the fourth quarter, our actuaries noticed a higher than expected increase in the level of reported losses by our ceding companies. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims using various loss projection techniques, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that gross loss and LAE reserves needed to be increased by approximately $72 million in the fourth quarter, due to an $86 million increase in gross loss and LAE reserves, primarily for excess of loss and pro rata general liability occurrence contracts ($54 million) and, to a lesser extent, excess of loss general liability claims-made contracts ($13 million), from accident years 1998, 1999 and 2000. Under existing retrocessional contracts, approximately $22 million of the higher than expected losses were ceded to PMA Re’s retrocessionaires, reducing the net impact of prior year development to approximately $64 million. Partially offsetting the prior year development was a $14 million decrease in reserves for full year 2002 accident year business, mainly property reinsurance, reflecting better than expected underwriting results.

        The $64 million of higher than expected losses and LAE for prior accident years recorded in the fourth quarter contributed approximately 12 points to the loss and LAE ratio and to the combined ratio for 2002. In 2001, PMA Re’s loss and LAE ratio and combined ratio included approximately 9 points due to the unfavorable loss activity related to the attack on the World Trade Center. Absent these items, the improvement in underwriting results in 2002, compared to 2001, reflects the continued strong current year pricing environment, along with tighter terms and conditions, which resulted in us achieving more premium per unit of exposure in all segments of our reinsurance business.

        PMA Re’s loss and LAE ratio for 2000 reflected the recognition in the third quarter of 2000 of the effects of higher than expected losses and LAE in certain lines of business, primarily coverages for 1998 and 1999 written on a pro rata basis, partially offset by lower than expected losses and LAE for treaties covering losses occurring in accident years 1996 and prior. The increase in the estimate of gross loss and LAE reserves of $83 million primarily reflected higher than expected losses mainly in our pro rata business. The concentration of estimated adverse loss development related primarily to general liability treaties written on a claims made basis covering losses in 1998 and 1999, property treaties covering 1999 losses and, to a lesser extent, commercial automobile liability treaties covering losses in 1998 and 1999. In addition, the reserve increase reflects unfavorable prior year loss reserve development in the excess of loss general liability line for accident years 1998 and 1999. Under existing retrocessional contracts, $60 million of gross losses were ceded to PMA Re’s retrocessionaires, reducing the impact on net incurred losses and LAE to $23 million. The increase in net incurred losses and LAE, combined with $35 million of ceded premiums and interest on funds held under existing retrocessional contracts covering the ceded losses, resulted in a pre-tax charge of approximately $60 million to PMA Re’s operating results in 2000.

        For additional information about PMA Re’s loss reserves, see page 34 and Note 4 to our Consolidated Financial Statements. For additional information, see Impact on 2001 Results from the September 11th Terrorist Attack on the World Trade Center on page 26.

        Net premiums earned, which are used in calculating the components of the expense ratio, were positively impacted by the change in our estimate of ultimate premiums written in 2002 and negatively impacted by the attack on the World Trade

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Center in 2001 and the higher than expected losses in 2000 discussed above. Excluding the effect of these items from the calculations of our acquisition and operating expense ratios:

•	The acquisition expense ratio increased 3.9 points and the operating expense ratio decreased 3.2 points in 2002, compared to 2001. The increase in the acquisition expense ratio is primarily due to lower ceding commissions received by PMA Re on our retrocessional programs and a shift towards pro rata reinsurance business in the Finite Risk and Financial Products business unit, which generally has higher acquisition expense ratios and lower loss ratios than excess of loss business. The improvement in the operating expense ratio is primarily due to growth in our net premiums earned, combined with a lower level of operating expenses in 2002 compared to 2001. The lower operating expenses are primarily due to improved results related to our participation in a Lloyd’s of London syndicate and managing general agency.

•	The acquisition expense ratio decreased 1.0 point and the operating expense ratio increased 1.1 points for 2001, compared to 2000. The lower acquisition expense ratio is primarily due to the shift in business towards excess of loss Finite Risk and Financial Products business, which generates a lower acquisition expense ratio than traditional treaty business. The increase in the operating expense ratio is due to operating expenses growing at a faster rate than earned premiums in 2001, which reflects net results related to our participation in a Lloyd’s of London syndicate and managing general agency.

Net Investment Income

Net investment income was $48.7 million, $45.4 million and $51.1 million in 2002, 2001 and 2000, respectively. The increase in 2002, compared to 2001, reflects higher interest earned of $9.7 million on funds held arrangements. In a funds held arrangement, the ceding company holds onto the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited rate of interest. The higher interest on funds held in 2002 was partially offset by lower investment earnings of $6.4 million on the invested asset portfolio. The lower investment earnings resulted from a drop in yields of approximately 100 basis points on an average invested asset base that increased approximately 5% during 2002. The decrease in net investment income in 2001, compared to 2000, is primarily due to lower investment yields.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

(dollar amounts in thousands)	2002	2001	2000

Net premiums written	$452,276	$355,547	$268,839

Net premiums earned	$410,266	$346,574	$252,348
Net investment income	35,613	39,444	47,969
Other revenues	14,694	11,240	10,099

Operating revenues	460,573	397,258	310,416

Losses and LAE	307,734	258,933	189,001
Acquisition and operating expenses	119,906	101,090	80,959
Dividends to policyholders	7,587	14,087	18,855

Total losses and expenses	435,227	374,110	288,815

Pre-tax operating income	$25,346	$23,148	$21,601

Combined ratio	103.2%	105.5%	111.7%
Less: net investment income ratio	8.7%	11.4%	19.0%

Operating ratio	94.5%	94.1%	92.7%

Pre-tax operating income for The PMA Insurance Group improved to $25.3 million in 2002, compared to $23.1 million in 2001 and $21.6 million in 2000. The 10% and 7% increases in operating income were primarily due to improved underwriting results reflecting improved pricing and rate adequacy, partially offset by lower net investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:

(dollar amounts in thousands)	2002	2001	2000

Workers' compensation and
integrated disability:
Direct premiums written	$397,639	$315,611	$246,617
Premiums assumed	13,338	6,331	3,620
Premiums ceded	(37,624)	(29,771)	(39,367)

Net premiums written	$373,353	$292,171	$210,870

Commercial Lines:
Direct premiums written	$102,918	$92,107	$83,381
Premiums assumed	1,437	2,646	1,848
Premiums ceded	(25,432)	(31,377)	(27,260)

Net premiums written	$78,923	$63,376	$57,969

Total:
Direct premiums written	$500,557	$407,718	$329,998
Premiums assumed	14,775	8,977	5,468
Premiums ceded	(63,056)	(61,148)	(66,627)

Net premiums written	$452,276	$355,547	$268,839

P M A C A P I T A L

Direct workers’ compensation and integrated disability premiums written increased 26% in 2002 and 28% in 2001, compared to the immediately preceding year, primarily due to price increases of approximately 17% and 14% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. In recent years, The PMA Insurance Group increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories covering the eastern part of the United States. It has also increased the level of business written for insureds operating primarily in one of The PMA Insurance Group’s principal marketing territories but with some operations in other states.

        For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with the state insurance department. Manual rates in The PMA Insurance Group’s principal marketing territories for workers’ compensation increased on average approximately 13% in 2002, 10% in 2001 and 8% in 2000. These increases in manual rates generally reflect the effects of higher average medical and indemnity costs in recent years. Manual rate changes directly affect the prices that The PMA Insurance Group can charge for its rate sensitive workers’ compensation products, which include fixed cost and dividend policies that comprise approximately 58% of workers’ compensation premium for 2002.

        Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, "Commercial Lines"), increased by $10.8 million and $8.7 million in 2002 and 2001, compared to the immediately preceding year, primarily due to weighted average annual rate increases of approximately 28% in 2002 and 2001 for commercial auto, general liability and commercial multi-peril lines.

        Premiums ceded increased $1.9 million in 2002, compared to 2001 and decreased $5.5 million in 2001, compared to 2000. Premiums ceded for workers’ compensation and integrated disability increased by $7.9 million in 2002 as a result of the increase in direct premiums written as well as higher rates being charged by reinsurers. Premiums ceded for Commercial Lines were lower by $5.9 million in 2002, primarily as a result of higher retentions in the Commercial Lines’ reinsurance programs. The change in premiums ceded in 2001, compared to 2000, reflects a decrease of $9.6 million in premiums ceded for workers’ compensation, partially offset by an increase of $4.1 million in premiums ceded for Commercial Lines in 2001, compared to 2000. Premiums ceded for workers’ compensation decreased despite the growth in gross premiums written for workers’ compensation because The PMA Insurance Group increased its net retention by adding a deductible limit of approximately $10 million on its workers’ compensation reinsurance program, effective January 1, 2001. The increase in premiums ceded for Commercial Lines is primarily due to the increase in direct premiums written for these products.

        Net premiums written increased 27% in 2002 and 32% in 2001, compared to the immediately preceding year, mainly reflecting the trends discussed above for direct premiums written. Net premiums earned increased 18% in 2002 and 37% in 2001. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2002	2001	2000

Loss and LAE ratio	75.0%	74.7%	74.9%

Expense ratio:
Acquisition expenses	17.5%	17.6%	18.4%
Operating expenses(1)	8.9%	9.1%	10.9%

Total expense ratio	26.4%	26.7%	29.3%
Policyholders' dividend ratio	1.8%	4.1%	7.5%

Combined ratio(1)	103.2%	105.5%	111.7%

(1)	The expense ratio and the combined ratio exclude $11.3 million, $8.8 million and $7.0 million in 2002, 2001 and 2000, respectively, for direct expenses related to loss adjusting services and risk control fees included in other revenues, which are not included in premiums earned.

The loss and LAE ratio increased slightly in 2002, compared to 2001, and improved slightly in 2001, compared to 2000. The increase in 2002, compared to 2001, is primarily due to a higher current accident year loss and LAE ratio, partially offset by lower unfavorable prior year development and the favorable impact of net discount accretion. The improvement in 2001, compared to 2000, is primarily due to an improved current accident year loss ratio and the favorable impact of net discount accretion, partially offset by the unfavorable impact of changes in prior year development.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

        The current accident year loss and LAE ratio increased by 1.0 point in 2002, compared to 2001, primarily due to increased reinsurance costs and higher workers’ compensation loss trends, partially offset by price increases. Medical cost inflation continues in the 8% range, which has primarily contributed to increased severity of workers’ compensation losses. The PMA Insurance Group continues its efforts to try to mitigate medical cost inflation primarily through its affiliation with a national preferred provider organization, an extensive medical review process and utilization of nurses, where appropriate. As discussed below, lower policyholder dividends are also used as a means to improve a policy’s overall profitability.

        The current accident year loss and LAE ratio improved by 1.7 points in 2001, compared to 2000, primarily reflecting price increases in workers’ compensation and integrated disability lines of business. The reduction in the loss and LAE ratios for workers’ compensation and integrated disability in 2001 also reflected a decline in claims frequency for workers’ compensation business.

        The PMA Insurance Group experienced $1.1 million and $2.9 million of unfavorable prior year development in 2002 and 2001, respectively, compared to favorable prior year development of $6.1 million in 2000. The lower unfavorable prior year development reduced the loss and LAE ratio by 0.5 points in 2002, compared to 2001. The change in prior year development unfavorably impacted the loss and LAE ratio by 3.2 points in 2001, compared to 2000. The unfavorable prior year development in 2002 and 2001 primarily reflects higher than expected claims handling costs. The favorable prior year development in 2000 primarily reflects better than expected loss experience from loss-sensitive and rent-a-captive workers’ compensation business. Premium adjustments for loss-sensitive business and policyholders’ dividends for rent-a-captive business offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

        The loss and LAE ratio is negatively impacted by accretion of discount on prior year reserves and favorably impacted by the recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. The recording of discount essentially offset the accretion of discount on prior year reserves for 2002 and 2001, and resulted in a favorable impact to the loss and LAE ratio of 0.2 points year over year. The accretion of discount on prior year reserves exceeded the recording of discount for 2000. The change in net discount accretion in 2001, compared to 2000, favorably impacted the loss and LAE ratio by 1.7 points. The lower accretion of discount in 2001, compared to 2000, primarily reflects the transfer of substantially all of the assets and liabilities, including discounted loss reserves, of The PMA Insurance Group’s run-off operations to a third party under an assumption reinsurance agreement effective December 31, 2000. See Note 5 to the Consolidated Financial Statements for additional information.

        For additional information regarding The PMA Insurance Group’s loss reserves, see page 34.

        The expense ratio improved by 0.3 points in 2002 and by 2.6 points in 2001, compared to the immediately preceding year, as premium growth outpaced the increase in expenses.

        The policyholders’ dividend ratio was 1.8%, 4.1% and 7.5% in 2002, 2001 and 2000, respectively. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvements in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans and wrote business under lower paying dividend plans. Lower dividend payments are effectively another form of price increase that contribute to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $3.8 million lower in 2002 and $8.5 million lower in 2001, compared to the immediately preceding year. The decline in 2002, compared to 2001, primarily reflects a reduction in invested asset yields of approximately 50 basis points. The decline in 2001, compared to 2000, reflects a lower invested asset base due to the transfer of substantially all of the assets and liabilities of The PMA Insurance Group’s run-off operations to a third party effective December 31, 2000 under an assumption reinsurance agreement.

Run-off Operations

Summarized financial results of the Run-off Operations, formerly known as Caliber One, are as follows:

(dollar amounts in thousands)	2002	2001	2000

Net premiums written	$14,563	$53,674	$16,043

Net premiums earned	$30,113	$46,232	$28,799
Net investment income	1,140	3,124	4,424

Operating revenues	31,253	49,356	33,223

Losses and LAE	76,696	60,207	30,462
Acquisition and operating expenses	42,058	15,317	9,775

Total losses and expenses	118,754	75,524	40,237

Pre-tax operating loss	$(87,501)	$(26,168)	$(7,014)

P M A C A P I T A L

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. On January 2, 2003, we completed the sale of the capital stock of Caliber One Indemnity Company and received gross proceeds of approximately $31 million, representing $3.5 million plus surplus of approximately $27 million. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing. The transaction is not expected to have a material effect on our financial condition and results of operations. As a result of our decision to exit this business, the results of this segment are reported as Run-off Operations.

        In 2002, the Run-off Operations recorded pre-tax operating losses of $87.5 million. As a result of our decision to exit from and run off this business, the Run-off Operations recorded a charge of $43 million pre-tax. Components of the charge include expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. In addition, the $43 million charge includes approximately $16 million to write-down assets to their estimated net realizable value, including approximately $9 million for reinsurance, premiums and other receivables and non-cash charges of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. The charge was included in Operating expenses (approximately $24 million) and Net premiums earned (approximately $19 million) in the Statement of Operations in 2002.

        During 2002, approximately 80 employees were terminated in accordance with our exit plan. All of the terminated employees worked for Caliber One, primarily in the underwriting area. Approximately 17 positions, primarily claims, remain after the terminations. Involuntary employee termination benefits of $1.9 million were paid during 2002. The remainder will be paid in 2003.

        Pre-tax operating results for 2002 also include net unfavorable prior year loss development of approximately $52 million. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by approximately $52 million, net of $12 million of ceded losses. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

        The Run-off Operations recorded a pre-tax operating loss of $26.2 million and $7.0 million for 2001 and 2000, respectively. The results for 2001 include net unfavorable prior year development of $22.2 million, which is net of losses of approximately $26 million ceded to third party reinsurers under existing reinsurance contracts. These losses primarily reflect higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business and, to a lesser extent, property lines of business. As a result of its reserve reviews conducted in 2001, the Run-off Operations revised its estimate of ultimate expected claim activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000.

        Operating results for the Run-off Operations for 2000 reflect higher than expected losses and LAE in certain segments of the professional liability (nursing homes), commercial automobile, general liability and property lines of business for coverage of 1999 and 2000 exposures. The loss and LAE ratio for 2000 also reflects the ceding of a substantial amount of losses and LAE from the professional liability and commercial automobile lines of business to reinsurers. For additional information regarding loss reserves, see Loss Reserves on page 34.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Loss Reserves and Reinsurance

Loss Reserves

Our consolidated unpaid losses and LAE, net of reinsurance, at December 31, 2002 and 2001 were $1,184.3 million and $1,143.1 million, net of discount of $103.8 million and $113.7 million, respectively. Included in the consolidated unpaid losses and LAE are amounts related to our workers’ compensation claims of $368.7 million and $363.5 million, net of discount of $82.7 million and $91.0 million at December 31, 2002 and 2001, respectively. The discount rate used was approximately 5% at December 31, 2002 and 2001.

        Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions. See the discussion under Losses and Expenses beginning on page 29 and Run-off Operations beginning on page 32 for additional information regarding higher than expected losses and LAE during the past three years at PMA Re and the Run-off Operations.

        Management believes that its unpaid losses and LAE are fairly stated at December 31, 2002. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2002, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

        At December 31, 2002, 2001 and 2000, our gross reserves for asbestos-related losses were $42.1 million, $59.9 million and $49.2 million, respectively ($25.8 million, $28.6 million and $32.0 million, net of reinsurance, respectively). At December 31, 2002, 2001 and 2000, our gross reserves for environmental-related losses were $18.2 million, $29.6 million and $29.5 million, respectively ($14.3 million, $16.0 million and $18.0 million, net of reinsurance, respectively).

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

        See Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses on page 45 for additional information. In addition, see the Cautionary Statements on page 48 and Business – Risk Factors in our 2002 Form 10-K for a discussion of factors that may adversely impact our losses and LAE in the future.

P M A C A P I T A L

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2002, 2001 and 2000, we ceded earned premiums totaling $300.6 million, $243.4 million and $278.6 million, and we ceded losses and LAE of $223.2 million, $359.6 million and $308.8 million to reinsurers and retrocessionaires. The increase in ceded losses in 2001, compared to 2000, is primarily related to losses from the attack on the World Trade Center. See Impact on 2001 Results from the September 11th Terrorist Attack on the World Trade Center on page 26 for additional information.

        At December 31, 2002 and 2001, we had amounts receivable from our reinsurers and retrocessionaires totaling $1,295.1 million and $1,210.8 million, respectively. Approximately $37 million and $36 million, or 3% of these amounts are due to us on losses we have already paid at December 31, 2002 and 2001. The remainder of the reinsurance receivables relate to unpaid claims.

        At December 31, 2002, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our Shareholders’ equity:

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

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Prospective and existing reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, consisting generally of those not authorized to transact business in the applicable jurisdictions. At December 31, 2002 and 2001, our reinsurance receivables were supported by $666.9 million and $626.9 million of collateral. Of the uncollateralized reinsurance receivables at December 31, 2002, approximately 91%, were due from reinsurers rated "A-" or better by A.M. Best and is broken down as follows: "A++" – 5%; "A+" – 37%; "A" – 35% and "A-" – 14%. We believe that the amounts receivable from reinsurers are fully collectible and that the valuation allowance is adequate to cover any disputes about amounts owed by reinsurers to us. In the last three years combined, we have written off approximately $4 million of reinsurance receivables, substantially all from the Run-off Operations in 2002. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on our liquidity. See Critical Accounting Estimates – Reinsurance Receivables on page 46 and Note 5 to our Consolidated Financial Statements for additional information.

        At December 31, 2002, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits (1)

PMA Re
Per Occurrence:
Casualty lines	$5.0 million		$45.0 million
Property lines	$10.0 million		$40.0 million
Per Risk:
Property lines	$1.0 million		$4.0 million
Casualty lines	$1.5 million		$6.0 million

The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$104.8 million
Per Risk:
Property lines(3)	$500,000		$19.5 million
Auto physical damage	$500,000		$2.5 million
Other casualty lines(4)(5)	$500,000		$4.5 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	The PMA Insurance Group retains the first $3 million of losses.
(3)	This coverage also provides protection of $41.5 million per occurrence over the combined net retention of $500,000.
(4)	This coverage also provides protection of $59.5 million per occurrence over the combined net retention of $500,000.
(5)	Effective January 1, 2003, the retention and limits were changed to $1.5 million and $3.5 million, respectively. The coverage also provides protection of $48.5 million over the combined net retention of $1.5 million.
35

P M A C A P I T A L

Management's Discussion and Analysis (continued)

        In addition to the reinsurance and retrocessional protections shown in the table above, for 2002 we had excess of loss retrocessional protection that allows us to cede losses up to a limit of $150 million once our loss and LAE ratio exceeds a predetermined level. This policy includes protection for losses caused by terrorist activities. In January 2002, the Company supplemented its reinsurance and retrocessional programs with coverage for adverse loss development on certain lines of business written prior to 2002. The program provides coverage of up to $125 million in losses in return for $55 million, which the Company funded in 2002. Cessions of losses under these contracts may require the Company to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses. For additional information regarding our reinsurance arrangements with Trabaja, see Business – Reinsurance and Retrocessional Protection in our 2002 Form 10-K.

        PMA Re and The PMA Insurance Group do not write a significant amount of natural catastrophe exposed business in their traditional underwriting units. Excluding PMA Re’s Finite Risk and Financial Products writings, less than 1% of gross written premiums is for property catastrophe coverage. The Finite Risk and Financial Products unit wrote $35 million in premiums for property catastrophe coverage in 2002. However, these contracts generally provide for additional premiums payable to PMARe to mitigate the severity of the catastrophe loss to PMA Re. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. Also, in writing property reinsurance coverages, PMA Re typically requires per occurrence loss limitations for contracts that could have catastrophe exposure. Through per risk reinsurance, we manage our net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $40.0 million in excess of $10.0 million on its traditional property book and $12.5 million in excess of $5.0 million for property exposures underwritten by its Finite Risk and Financial Products unit. PMA Re can also recover an additional $20.0 million of Traditional and/or Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. Certain of these contracts require that we cede additional premiums of up to 20% of ceded losses depending on the level of such losses. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million.

        In 2002 and 2000, our loss and LAE ratios were not significantly impacted by catastrophes. In 2001, our loss and LAE ratios were impacted by the attack on the World Trade Center as discussed on page 26. Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

        See Note 5 to our Consolidated Financial Statements for additional discussion.

Terrorism

On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"). TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. For terrorist acts to be covered under TRIA, they must be certified as such by the Secretary of the Treasury, Secretary of State and Attorney General and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a "make available" provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The "make available" provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 7% deductible for 2003, 10% for 2004 and 15% for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of covered industry-wide losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $35 million in 2003.

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

P M A C A P I T A L

write without an exclusion, some or many of our reinsurance contracts may not include a terrorism exclusion or only include a limited exclusion. PMA Re has refined its underwriting procedures to take into account terrorism risk.

        For the commercial insurance business other than workers’ compensation offered by The PMA Insurance Group, in general, TRIA voided all existing terrorism exclusions. Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Appropriate rates may be charged for terrorism coverage, and as of February 28, 2003, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states except California, Massachusetts and Texas, where filings were still pending. The PMA Insurance Group has refined its underwriting procedures to take into account terrorism risks.

        Although, as discussed above, we have refined our underwriting processes to account for terrorism risks and TRIA may mitigate the potential impact of terrorism losses on our results, because of TRIA’s uncertain application, the amount of terrorism losses that The PMA Insurance Group must retain under TRIA and the fact that TRIA does not apply to, and we do not have terrorism exclusions in all of our reinsurance business, future terrorist attacks may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding the underwriting criteria of our operating segments, see Business – PMARe, Underwriting and The PMA Insurance Group, Underwriting in our 2002 Form 10-K.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service, as well as the results of certain of our real estate properties. This segment had pre-tax operating losses of $14.3 million, $6.3 million and $19.1 million in 2002, 2001 and 2000, respectively. During 2001, we sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which is recorded in other revenues. Absent the gain on sale of real estate in 2001, pre-tax operating results for Corporate and Other improved in 2002 and 2001, compared to the immediately preceding year, primarily due to declines in interest expense of $3.3 million and $5.3 million during 2002 and 2001, respectively. The lower interest expense reflects a lower average amount of debt outstanding and lower interest rates throughout the years.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, our primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries and capital raising activities (both debt and equity). We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the federal government; and corporate obligations. In addition, we utilize cash resources to capitalize subsidiaries and to repurchase shares of our common stock from time to time.

        Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company ("PMACIC"). As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital Corporation. Instead, only PMACIC, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital Corporation. Approximately $58 million of dividends are available to be paid by PMACIC to PMA Capital Corporation in 2003 without the prior approval of the Pennsylvania Insurance Commissioner. As of December 31, 2002, The PMA Insurance Group’s Pooled Companies can pay up to $24.6 million in dividends to PMACIC during 2003. Dividends received in the past three years from subsidiaries were $28.0 million, $29.6 million and $36.0 million in 2002, 2001 and 2000, respectively, and represent approximately 50% of the maximum dividend capacity in each year.

        Net tax payments received from subsidiaries were $12.0 million, $2.4 million and $6.4 million in 2002, 2001 and 2000, respectively.

        In 2002 and 2001, we raised $244 million of capital through two public capital markets transactions. In October 2002, we issued $86.25 million of 4.25% convertible senior debentures ("Convertible Debt") due September 30, 2022 from which we received net proceeds of approximately $83.7 million. We used the proceeds from this offering primarily to increase the capital and surplus of our reinsurance and insurance subsidiaries. See Note 6 to our Consolidated Financial Statements for additional information. In December 2001, we issued 9,775,000 shares of Class A Common stock, for net proceeds of approximately $158 million. We used the net proceeds from this issuance to contribute additional capital to our reinsurance subsidiary and to repay $62.5 million of our outstanding debt maturing at year-end 2001 under our bank credit facility.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

        At December 31, 2002, we had $65 million of outstanding debt representing borrowings under our new credit facility ("Credit Facility"), which was executed in September 2002 and replaced our existing bank facility that was scheduled to mature at December 31, 2002. The proceeds from the Credit Facility were used to repay the existing bank facility, which had $62.5 million outstanding. The Credit Facility will mature in September 2003, or we may convert the outstanding principal amount into a term loan maturing June 30, 2004, if we meet certain financial performance targets. At December 31, 2002, the interest rate on the utilized portion of the Credit Facility was 3.6%, which equals the London InterBank Offered Rate ("LIBOR") plus 1.8%. The Credit Facility carries a facility fee on any unutilized portion of 0.375% per annum. Effective March 2003, we amended the Credit Facility to reduce it to $45 million in borrowing capacity and repaid $20 million. In addition, the March 2003 amendment increased the interest rate to LIBOR plus 2.125%. See Note 6 to our Consolidated Financial Statements for additional information.

        During 2002, 2001 and 2000, we incurred $3.3 million, $6.5 million and $11.9 million of interest expense, and $2.1 million, $7.1 million and $11.8 million was paid in each respective year.

        We maintain a committed facility of $50.0 million for letters of credit (the "Letter of Credit Facility"), which we utilize primarily for collateralizing reinsurance obligations of our insurance subsidiaries. As of December 31, 2002, we had $15.7 million outstanding in letters of credit under the Letter of Credit Facility.

        During 2002, 2001 and 2000, we paid dividends to shareholders of $12.1 million, $9.0 million and $8.0 million, respectively. The increase in dividends paid in 2002 is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A Common stock. Our dividends to shareholders are restricted by certain of our debt agreements. Under the most restrictive debt covenant, PMA Capital would be able to pay dividends of approximately $25 million in 2003.

        We repurchased 90,000 shares, 299,000 shares and 989,000 shares of our Class A Common stock at a cost of $1.7 million, $5.3 million and $18.4 million in 2002, 2001 and 2000, respectively. Since the inception of our share repurchase program, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at December 31, 2002 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

        In 2002 and 2001, we increased the capital and surplus of our insurance subsidiaries through providing funds totaling $73.5 million and $58.0 million, respectively.

        In 2002 and 2001, we contributed $16.5 million and $9.0 million, respectively, to our qualified pension plan in order to ensure that the plan assets were at least equal to our accumulated benefit obligation at the end of each year. If plan assets were not at least equal to our accumulated benefit obligation at the end of any particular year, then the company would recognize a reduction in Shareholders’ equity. In 2002, the Company was not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") of 1974. We made the contributions in 2002 and 2001 due to a significant decline in the market value of our plan assets, stemming from the broad market declines in the bond and equity markets over the past three years. Our plan assets are composed of 65% fixed maturities and 35% equities at December 31, 2002, and 45% fixed maturities and 55% equities at December 31, 2001. We currently estimate that the pension plan’s assets will generate a 9% long-term rate of return, which we believe is a reasonable long-term rate of return, in part, because of the historical performance of the broad financial markets. For example, for the 20-year period from 1982 to 2002, the S&P 500 Index and the Lehman Bond Aggregate Index have returned 14.0% and 9.8% on average. We believe that this is a reasonable period of time over which to evaluate market returns as it approximates the current duration of the pension plan’s liabilities. Pension plan funding is currently expected to be insignificant in 2003 assuming plan assets achieve the expected long-term rate of return of 9% in 2003. If plan assets were to decline by 10% in 2003, then we would need to contribute approximately $6.4 million to our pension plan assets by year-end 2003 to ensure that the plan assets remain at least equal to the accumulated

P M A C A P I T A L

benefit obligation. However, no contribution is expected to be required under ERISA in 2003. Pension expense in 2002, 2001 and 2000 was $3.0 million, $1.9 million and $686,000, respectively. We currently expect that 2003 pension costs will increase by $1.0 million, or 33%, over 2002 costs due to the continued amortization of unrecognized actuarial losses primarily from lower than expected returns on plan assets over the previous three years.

        In addition to the $45 million of debt scheduled to mature in September 2003, we have contractual obligations to pay $7.7 million in operating lease payments, net of sublease rentals of $242,000 in 2003. Our future commitments for operating lease payments are $5.2 million in 2004, $4.2 million in 2005 and $21.8 million thereafter, net of sublease rentals of $1.5 million in 2004, $1.5 million in 2005 and $14.1 million thereafter. Other than these future commitments, we have $86.25 million of convertible debt due to mature in 2022.

        We have provided guarantees of $7.0 million related to loans on properties in which we have an interest. We have also provided guarantees of $2.2 million related to an executive loan program for officers of the Company with a financial institution. The program expires on December 31, 2003.

        Under the terms of the sale of one of our insurance subsidiaries in 1998, we have agreed to indemnify the buyer, up to a maximum of $15 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development.

        We believe that our available sources of funds will provide sufficient liquidity to meet our short-term and long-term obligations. However, because we depend primarily upon dividends from our operating subsidiaries to meet our short-term and long-term obligations, any event that has a material adverse effect on the results of operations of our insurance subsidiaries could affect our liquidity and ability to meet our contractual obligations and operating needs. In addition, our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of any securities that we may issue as established by the principal rating agencies. Our ability to refinance our outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by any future ratings downgrade. See Business–Risk Factors in our 2002 Form 10-K for additional discussion.

        We currently believe that the existing capital structure is adequate for our current and near term needs, but we believe that additional capital and longer-term capital would provide better support for our growth objectives. Given our debt-to-total capital ratio of 20%, we believe that we have the financial flexibility to provide the necessary capital and support to our insurance businesses so that they are in position to participate in what we believe will be a favorable property and casualty insurance market in 2003. We continually monitor the capital structure in light of developments in our businesses, and our present assessment could change as we become aware of new opportunities and challenges in our businesses.

Investments

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

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Our investments at December 31 were as follows:

	2002		2001

(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$329.4	18%	$266.0	15%
States, political subdivisions and foreign government securities	11.1	1%	17.1	1%
Corporate debt securities	632.9	35%	599.0	34%
Mortgage-backed and other asset-backed securities	556.5	30%	543.2	30%

Total fixed maturities available for sale	1,529.9	84%	1,425.3	80%
Short-term investments	298.7	16%	350.0	20%

Total	$1,828.6	100%	$1,775.3	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash. The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. Our largest exposure to a single corporate issuer is $25 million, or 1% of total invested assets. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise 15% of invested assets at December 31, 2002. Included in this industry segment are financial institutions, including the financing subsidiaries of automotive manufacturers. Substantially all of our investments are dollar denominated as of December 31, 2002.

        Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations ("CMOs") of $181.2 million and $125.6 million carried at fair value as of December 31, 2002 and 2001. CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

        As of December 31, 2002, the duration of our investments that support the insurance reserves was 2.6 years and the duration of our insurance reserves was 3.4 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain a shorter asset duration due to our current expectation that interest rates will rise throughout 2003.

        We determine the market value of each fixed income security using prices obtained in the public markets. There is only one security, which was carried at its fair value of $14.6 million at December 31, 2002, whose fair value is not reliably determined from these public market sources. For this security, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

        The net unrealized gain on our investment assets at December 31, 2002 was $52.0 million, or 2.9% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $64.5 million and gross unrealized losses of $12.5 million.

        At December 31, our fixed maturities had an overall average credit quality of AA, broken down as follows:

	2002		2001

(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$874.6	58%	$793.2	56%
AA	64.2	4%	87.8	6%
A	325.9	21%	263.8	19%
BBB	250.9	16%	257.8	18%
Below investment grade	14.3	1%	22.7	1%

Total	$1,529.9	100%	$1,425.3	100%

Ratings as assigned by Standard and Poor’s. Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

P M A C A P I T A L

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2002	2001	2000

Average invested assets(1)	$1,716.1	$1,648.2	$1,742.8
Investment income(2)	$87.4	$98.6	$112.7
Net effective yield(3)	5.09%	5.98%	6.47%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)	Gross investment income less investment expenses and before interest credited on funds held treaties of $2.9 million, $12.0 million and $10.6 million in 2002, 2001 and 2000, respectively. Excludes net realized investment gains and losses and amounts related to securities lending activities.
(3)	Investment income for the period divided by average invested assets for the same period.

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

        In addition to company-specific financial information and general economic data, we also consider the ability and intent of our insurance operations to hold a particular security to maturity or until the market value of the bond recovers to a level in excess of the carrying value. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. As a result of this periodic review process, we have determined that currently there is no need to sell any of the fixed maturity investments prior to their scheduled or expected maturity to fund anticipated claim payments.

        As of December 31, 2002, our investment asset portfolio had gross unrealized losses of $12.5 million. For securities that were in an unrealized loss position at December 31, 2002, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	39	$85.8	$89.6	$3.8	96%
6 to 9 months	9	22.1	22.6	0.5	98%
9 to 12 months	3	4.0	4.2	0.2	95%
More than 12 months	19	46.9	54.9	8.0	85%

Subtotal	70	158.8	171.3	12.5	93%
U.S. Treasury and
Agency securities	5	0.6	0.6	--	100%

Total	75	$159.4	$171.9	$12.5	93%

        Of the 19 securities that have been in an unrealized loss position for more than 12 months, 18 securities have an unrealized loss of less than $1 million and/or less than 20% of their amortized cost. These 18 securities have an average unrealized loss per security of approximately $140,000. In addition, 12 of these securities have fair values at December 31, 2002 that are 90% or more of the amortized cost basis. There is only one security out of the 19 with an unrealized loss in excess of $1 million at December 31, 2002, and it has a market value of $14.6 million and a cost of $20.0 million. The security is a structured security backed by a U.S. Treasury Strip, and is rated AAA. This security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold this security until it matures.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

        The contractual maturity of securities in an unrealized loss position at December 31, 2002 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2003	$3.9	$3.9	$--	100%
2004 - 2007	42.5	42.9	0.4	99%
2008 - 2012	31.0	32.3	1.3	96%
2013 and later	32.0	33.9	1.9	94%
Mortgage-backed and other asset-backed securities	49.4	58.3	8.9	85%

Subtotal	158.8	171.3	12.5	93%
U.S. Treasury and Agency securities	0.6	0.6	--	100%

Total	$159.4	$171.9	$12.5	93%

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

        At December 31, 2002, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at December 31, 2002, $14.3 million, or 0.8%, of our total investments were below investment grade, of which $5.1 million of these below investment grade investments were in an unrealized loss position, which totaled $500,000.

        During 2002, we determined there were other than temporary declines in market value of securities issued by 11 companies, resulting in impairment charges of $23.8 million pre-tax, including $14.2 million for WorldCom. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary. In 2001, we recognized an impairment loss of $1.6 million pre-tax resulting from one issuer filing for bankruptcy. We did not recognize any impairment losses during 2000. See Critical Accounting Estimates — Investments on page 46 for additional information.

Net Realized Investment Gains and Losses

We recorded pre-tax net realized investment losses of $16.1 million in 2002, compared to pre-tax net realized investment gains of $8.0 million and $12.0 million in 2001 and 2000, respectively. During 2002, there were gross realized gains and losses of $18.7 million and $34.8 million, respectively. Included in the gross losses of $34.8 million were $23.8 million of impairment losses on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies. Realized losses also include $7.3 million of realized losses on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns. To a lesser extent, realized losses also include sales reducing our per issuer exposure and general duration management trades.

        Net realized investment gains for 2001 reflect the sale of securities because of our decision to shift the mix of our invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance our portfolio’s yield. As a result of investment sales pursuant to this strategy and the declining interest rates in 2001, we recorded net realized investment gains in 2001. During 2000, realized investment gains primarily reflect the sale of equity securities, which had reached our targeted price level.

        See Business — Investments, in our 2002 Form 10-K, and Notes 2B and 3 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

P M A C A P I T A L

Market Risk of Financial Instruments

A significant portion of our assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. To manage our exposure to market risk, we have established strategies, asset quality standards, asset allocations and other relevant criteria for our investment portfolio. In addition, invested asset cash flows are structured after considering projected liability cash flows with actuarial models. All of our financial instruments are held for purposes other than trading. As stated above, our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 15% of invested assets at December 31, 2002. Included in this industry segment are financial institutions, including the financing subsidiaries of automotive manufacturers. See Notes 2B, 3, 6 and 11 to our Consolidated Financial Statements for additional information about financial instruments.

        Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 70% of our total liabilities and reinsurance receivables represent 32% of our total assets).

        The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2002, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•	If interest rates had increased by 100 basis points, there would have been no significant change in the fair value of our debt. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.
•	If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $64 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department, (collectively "SAP"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators. See Note 17 to our Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

In January, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we have applied the disclosure provisions of SFAS No. 148 to our Consolidated Financial Statements as of and for the year ended December 31, 2002. See Note 2K to our Condolidated Financial Statements for additional information.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

        In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by our Caliber One operating segment. We accounted for the discontinuation of this business under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which are effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and establishes a single accounting model for the disposal of long-lived assets and asset groups.

        In January 2003, we sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we have retained all assets and liabilities related to in-force policies and outstanding claim obligations and will runoff such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment were tested for impairment in the second quarter of 2002 in accordance with the provisions of SFAS No. 144. See Note 14 to our Consolidated Financial Statements for additional information.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to our exit from the excess and surplus lines business, which we announced in May 2002.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity ("VIE"). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company shall consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both.

        FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003. FIN 46 also requires the disclosure of certain information related to VIEs in which an entity holds a significant variable interest. We are currently assessing the impact that implementing FIN 46 may have on our consolidated financial statements. In this regard, we will be evaluating whether Trabaja Reinsurance Company ("Trabaja") is a variable interest entity as defined in FIN 46 and, if so, whether our business activities with Trabaja would warrant consolidation and/or additional disclosure in our future financial statements. We expect that any impact from implementing FIN 46 would be a non-cash adjustment recorded in our consolidated financial statements as a cumulative effect adjustment no later than the third quarter of 2003. Any such cumulative effect adjustment may be material to our consolidated financial condition and results of operations. However, there will be no effect on the statutory capital of our insurance subsidiaries. See Note 5 to our Consolidated Financial Statements for additional information relating to our business activities with Trabaja.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We are currently assessing the impact of adopting FIN 45, and we currently do not expect that it will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

P M A C A P I T A L

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. As of December 31, 2002, we had approximately $3.0 million of goodwill, which is included in Other assets on the balance sheet. Amortization of goodwill was $960,000, or $0.04 per basic and diluted share, for 2001, and $220,000, or $0.01 per basic and diluted share, for 2000. In 2002, we recognized an impairment charge of $1.3 million associated with goodwill at the Run-off Operations, which is included in Operating expenses.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of the accounting policies permitted by GAAP require us to make estimates of the amounts of assets and liabilities to be reported in our Consolidated Financial Statements. We have provided a summary of all of our significant accounting policies in Note 2 to our Consolidated Financial Statements. We recommend that you read all of these policies.

        The following discussion is intended to provide you with an understanding of our critical accounting estimates, which are those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments.

Unpaid Losses and Loss Adjustment Expenses

At December 31, 2002, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of December 31, 2002 is $2,449.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to December 31, 2002 whether or not these claims have been reported to us.

        In arriving at the estimate of unpaid claims, our actuaries performed detailed studies of historical data for incurred claims, reported claims and paid claims for each major line of business and by accident year. The review of this data results in patterns and trends that are analyzed using actuarial models that assume that historical development patterns will be predictive of future patterns. Along with this historical data, our actuaries consider the impact of legal and legislative developments, regulatory trends, changes in social attitudes and economic conditions. From this assessment, we develop various sets of assumptions that we believe are reasonable, valid and can be relied upon to help us predict future claim trends. These assumptions are then applied to various actuarially accepted methods and techniques, which provide us with a range of possible outcomes of the ultimate claims to be paid by us in the future. Management uses its judgment to select the best estimate of the amounts needed to pay all future claims and related expenses from this range of possible outcomes. Under GAAP, we record a liability on our balance sheet equal to our best estimate of the ultimate claims liability.

        It is important to realize and understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available to us. As additional experience and data become available regarding claim payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, we revise our estimates accordingly. We believe that our liability for unpaid losses and loss adjustment expenses is fairly stated at December 31, 2002. However, if our future estimate of ultimate unpaid losses is larger than the recorded amounts, we would have to increase our reserves. Any increase in reserves would result in a charge to earnings in the period recorded. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

        As outlined above, our loss and LAE reserves at December 31, 2002 have been established using generally accepted actuarial techniques and are based on numerous critical assumptions and informed judgments about reported and paid claim trends and their implication on our estimate of the ultimate loss for reported and incurred but unreported claims at the balance sheet date. We have established a loss and LAE reserve for unpaid claims at December 31, 2002 that we believe is a reasonable and adequate provision based on the information available to us. If we revised our assessment of loss reporting and claims payment patterns because of changes in those patterns, such that it resulted in a 1% change in our net loss and LAE reserves, then our pre-tax operating income would change by approximately $12 million.

        For additional information about our liability for unpaid losses and LAE, see Notes 2D and 4 to our Consolidated Financial Statements as well as the discussion on page 34 of this Management’s Discussion and Analysis.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Investments

All investments in our portfolio are carried at market value. For 99% of our investments, we determine the market value using prices obtained in the public markets, both primary and secondary markets. These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security. Therefore, we believe that the reported fair values for our investments at December 31, 2002 reflect the value that we could realize if we sold these investments in the open market at that time.

        As part of determining the market value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future. Because we have invested in fixed income obligations with an average credit quality of AA, and all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments. However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due. If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment. Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

        Based on our evaluation of securities with an unrealized loss at December 31, 2002, we do not believe that any additional other-than-temporary impairment losses other than those already reflected in the financial statements are necessary at the balance sheet date. However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2002 should have been written down to their fair value, we would have recorded an additional other-than-temporary impairment loss of $12.5 million pre-tax.

        For additional information about our investments, see Notes 2B, 3 and 11 as well as the discussion on pages 39 to 43 of this Management’s Discussion and Analysis.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. Our reinsurance receivables total $1,295.1 million at December 31, 2002. We have also estimated that $5.5 million of reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

        Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is determinable from specific contract provisions, the collectibility of such amounts requires significant estimation by management. Many years may pass between the occurrence of a claim, when it is reported to us and when we ultimately settle and pay the claim. As a result, it can be several years before a reinsurer has to actually remit amounts to us. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may still acknowledge their contractual obligation to do so, they may not have the financial resources to fully meet their obligation to us. If this occurs, we may have to write down a reinsurance receivable to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made. We attempt to limit any such exposure to uncollectible reinsurance receivables by performing credit reviews of our reinsurers. In addition, we require collateral, such as assets held in trust or letters of credit, for certain reinsurance receivables. However, if our future estimate of uncollectible receivables exceeds our current expectations, we may need to increase our allowance for uncollectible reinsurance receivables. The increase in this allowance would result in a charge to earnings in the period recorded. Accordingly, any related charge could have a material adverse effect on our financial condition, results of operations and liquidity.

        Based on our evaluation of reinsurance recoverables at December 31, 2002, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date. In reaching our conclusion, we relied on historical performance as well as any known disputes or collection issues as of the balance sheet date and applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts. Because our current relationships with reinsurers are considered sound and because such reinsurers are current on their obligations to our insurance subsidiaries, we currently consider all amounts to be collectible. At December 31, 2002, approximately $38 million of uncollateralized reinsurance receivables, including $25 million due for ceded IBNR, are due from reinsurers whose A.M. Best financial strength rating had declined to below A- in 2002 or who were under regulatory supervision or in liquidation in 2002.

P M A C A P I T A L

        For additional information about reinsurance receivables, see Note 5 to the Consolidated Financial Statements as well as the discussion on pages 35 and 36 of this Management’s Discussion and Analysis.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts. A valuation allowance is established for any portion of a deferred tax asset that management believes is not more likely than not going to be realized. At December 31, 2002, PMA Capital has a net deferred tax asset of $94.1 million, resulting from $165.9 million of deferred tax assets reduced by $71.8 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about the Company’s ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2022.

        In evaluating the recoverability of our net deferred tax asset, management has considered the recent performance of its business, which generated pre-tax losses of $79.2 million and $4.4 million in 2002 and 2001 due primarily to losses from Run-off Operations and World Trade Center losses. While such performance may call into question our ability to be profitable, we believe that future results will be substantially improved due to our exit from the business segment that generated a substantial portion of our net loss in 2002 and 2001, as well as the unprecedented loss event in 2001 stemming from the attack on the World Trade Center. Accordingly, despite our recent earnings history, we have estimated at year-end 2002 that our ongoing insurance operations will generate sufficient future taxable income to utilize the net deferred tax asset over a period of time not exceeding the expiration of our operating loss carryforwards. As a result, we determined that it is more likely than not that we will be able to realize the future tax benefit of our net deferred tax asset. In making this determination, we have made reasonable estimates of our future taxable income. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations. For additional information see Note 12 to our Consolidated Financial Statements.

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. As discussed on page 27, in the second quarter of 2002, PMA Re recognized $44 million of net written premiums for prior underwriting years due to a difference between the originally estimated and actual premiums. Due to the customary lag in reporting premium data by some of PMA Re’s clients, PMA Re must estimate the ultimate written premiums to be received from a ceding company based upon data received when we initially receive the submission, including broker and ceding company data and projections. Actual premiums written for PMA Re reported in the Statement of Operations are based upon reports received from ceding companies, supplemented by our own estimates of premiums written for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

        The premiums on reinsurance business ceded are recorded as incurred on a pro rata basis over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums ranging from 20% to 50% of ceded losses or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under accounting rules, we are not permitted to establish reserves for potential additional premiums or record such amounts until a loss occurs that would obligate us to pay such additional or reinstatement premiums. As a result, the net benefit to our results from ceding losses to our retrocessionaires in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums to our retrocessionaires. For example, in 2000, PMA Re increased its gross losses by $83 million and ceded $60 million of these losses to our retrocessionaires. Under the terms of the retrocessional coverage to which we ceded these losses, we were required to pay $35 million of additional ceded premiums to our retrocessionaires, which reduced the net benefit of the loss cessions from $60 million to $25 million. For additional information, see Notes 4 and 5 to our Consolidated Financial Statements.

P M A C A P I T A L

Management's Discussion and Analysis (continued)

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section on page 26, are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as "believes," "estimates," "anticipates," "expects" or similar words are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results may differ materially from our current expectations. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the lowering or loss of one or more of the financial strength or claims paying ratings of our insurance subsidiaries;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events we insured in prior years;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	adequacy and collectibility of reinsurance that we purchased;
•	severity of natural disasters and other catastrophes, including future acts of terrorism in connection with insurance and reinsurance policies;
•	reliance on key management;
•	uncertainties related to possible terrorist activities or international hostilities; and
•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements. Unless otherwise stated, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 25, 2003	By: /s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Certification

I, John W. Smithson, President and Chief Executive Officer of PMA Capital Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K/A of PMA Capital Corporation;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	/s/ John W. Smithson
John W. Smithson
President and Chief Executive Officer

Certification

I, William E. Hitselberger, Senior Vice President, Chief Financial Officer and Treasurer of PMA Capital Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K/A of PMA Capital Corporation;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	/s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President, Chief Financial Officer and Treasurer