Form 10-Q
period 2003-03-31
PMA CAPITAL CORP
filed 2003-05-13
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES /X/ NO / /

There were 31,328,922 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2003.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands)	As of March 31, 2003	As of December 31, 2002

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2003 - $1,589,738 ; 2002 - $1,477,921)	$1,641,593	$1,529,924
Short-term investments	199,782	298,686
Short-term investments, loaned securities collateral	108,513	-
Cash	4,635	43,853

Total investments and cash	1,954,523	1,872,463

Accrued investment income	22,426	18,600
Premiums receivable (net of valuation allowance:
2003 - $11,400 ; 2002 - $9,528)	457,528	363,675
Reinsurance receivables (net of valuation allowance:
2003 - $6,890 ; 2002 - $5,483)	1,314,103	1,295,083
Deferred income taxes, net	88,410	94,074
Deferred acquisition costs	103,275	89,222
Funds held by reinsureds	168,597	157,479
Other assets	222,595	215,198

Total assets	$4,331,457	$4,105,794

Liabilities:
Unpaid losses and loss adjustment expenses	$2,448,147	$2,449,890
Unearned premiums	484,789	405,379
Short-term debt	45,000	65,000
Long-term debt	86,250	86,250
Accounts payable, accrued expenses and other liabilities	281,920	253,175
Funds held under reinsurance treaties	273,469	249,670
Dividends to policyholders	14,981	14,998
Payable under securities loan agreements	108,533	42

Total liabilities	3,743,089	3,524,404

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value (40,000,000 shares authorized;
2003 - 34,217,945 shares issued and 31,328,922 outstanding
2002 - 34,217,945 shares issued and 31,328,922 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	326,425	319,014
Accumulated other comprehensive income	34,119	34,552
Notes receivable from officers	(62)	(62)
Treasury stock, at cost (shares: 2003 - 2,889,023 and 2002 - 2,889,023)	(52,535)	(52,535)

Total shareholders' equity	588,368	581,390

Total liabilities and shareholders' equity	$4,331,457	$4,105,794

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share data)	2003	2002

Revenues:
Net premiums written	$350,858	$288,641
Change in net unearned premiums	(76,788)	(88,967)

Net premiums earned	274,070	199,674
Net investment income	17,645	22,586
Net realized investment gains	4,355	1,392
Other revenues	7,000	3,723

Total revenues	303,070	227,375

Losses and expenses:
Losses and loss adjustment expenses	202,585	186,218
Acquisition expenses	56,220	41,494
Operating expenses	23,872	22,117
Dividends to policyholders	2,036	3,604
Interest expense	1,758	527

Total losses and expenses	286,471	253,960

Income (loss) before income taxes	16,599	(26,585)

Income tax expense (benefit):
Current	-	-
Deferred	5,897	(9,338)

Total	5,897	(9,338)

Net income (loss)	$10,702	$(17,247)

Net income (loss) per share:
Basic	$0.34	$(0.55)

Diluted	$0.34	$(0.55)

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$10,702	$(17,247)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	5,897	(9,338)
Net realized investment gains	(4,355)	(1,392)
Change in:
Premiums receivable and unearned premiums, net	(14,443)	24,921
Dividends to policyholders	(17)	169
Reinsurance receivables	(19,020)	(17,388)
Unpaid losses and loss adjustment expenses	(1,743)	22,499
Funds held by reinsureds	(11,118)	(27,747)
Funds held under reinsurance treaties	23,799	20,160
Accrued investment income	(3,826)	(4,241)
Deferred acquisition costs	(14,053)	(14,327)
Accounts payable, accrued expenses and other liabilities	20,302	19,499
Other, net	(2,901)	(16,844)

Net cash flows used in operating activities	(10,776)	(21,276)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(327,124)	(212,679)
Maturities or calls	76,843	47,096
Sales	129,269	155,016
Net sales of short-term investments	98,860	23,798
Sale of subsidiary, net of cash sold	17,676	-
Other, net	(675)	(2,894)

Net cash flows provided by (used in) investing activities	(5,151)	10,337

Cash flows from financing activities:
Dividends paid to shareholders	(3,291)	(2,246)
Repayments of short-term debt	(20,000)	-
Proceeds from exercise of stock options	-	845
Net repayments of notes receivable from officers	-	98

Net cash flows used in financing activities	(23,291)	(1,303)

Net decrease in cash	(39,218)	(12,242)
Cash - beginning of period	43,853	20,656

Cash - end of period	$4,635	$8,414

Supplementary cash flow information:
Income taxes paid (refunded)	$-	$(1,000)
Interest paid	$2,484	$605

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Net income (loss)	$10,702	$(17,247)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	2,739	(15,839)
Less: reclassification adjustment for gains
included in net income (loss) (net of tax
expense: 2003 - $1,524; 2002 - $487)	(2,831)	(905)

Total unrealized loss on securities	(92)	(16,744)
Foreign currency translation loss, net of tax
benefit: 2003 - ($183) ; 2002 - ($103)	(341)	(192)

Other comprehensive loss, net of tax	(433)	(16,936)

Comprehensive income (loss)	$10,269	$(34,183)

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Notes to the Unaudited Consolidated Financial Statements

1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital is an insurance holding company that owns and operates specialty risk management businesses:

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

Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment are reported as Run-off Operations. See Note 8 for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2003 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2002 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2002.

B. Recent Accounting Pronouncements – Effective December 31, 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company has applied the disclosure provisions of SFAS No. 148.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended March 31,
(in thousands, except per share)	2003	2002

Net income (loss)	$10,702	$(17,247)
Stock-based compensation expense
already included in reported net income
(loss), net of tax	38	58
Total stock-based compensation expense
determined under fair value based
method, net of tax	(218)	(319)

Pro forma net income (loss)	$10,522	$(17,508)

Income (loss) per share:
Basic - as reported	$0.34	$(0.55)

Basic - pro forma	$0.34	$(0.56)

Diluted - as reported	$0.34	$(0.55)

Diluted - pro forma	$0.34	$(0.56)

Effective January 1, 2003, the Company adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company had previously applied the disclosure provisions of FIN 45 to its year end 2002 financial statements. FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. Adoption of FIN 45 did not have a material effect on the Company’s consolidated financial condition, results of operations or liquidity.

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by its Caliber One operating segment. The Company accounted for the discontinuation of this business under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which were effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

In January 2003, the Company sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to in-force policies and outstanding claim obligations and will run-off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point the Company will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144. See Note 8 for additional information.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to the Company’s exit from the excess and surplus lines business, which the Company announced in May 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. During the second quarter of 2002, the Company recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of March 31, 2003, the Company had no goodwill which is subject to the provisions of SFAS No. 142 and approximately $3.0 million of equity method goodwill (included in other assets on the balance sheet), which is accounted for under the provisions of APB Opinion No. 18.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company shall consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both.

FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. The Company is currently assessing the impact that implementing FIN 46 may have on its consolidated financial statements. In this regard, the Company will be evaluating whether Trabaja Reinsurance Company (“Trabaja”) is a variable interest entity as defined in FIN 46 and, if so, whether the Company’s business activities with Trabaja would warrant consolidation and/or disclosure in the Company’s future financial statements. The Company expects that any impact from implementing FIN 46 would be a non-cash adjustment recorded in its consolidated financial statements as a cumulative effect adjustment no later than the third quarter of 2003. Any such cumulative effect adjustment may be material to the Company’s consolidated financial condition and results of operations. However, there will be no effect on the statutory capital of the Company’s insurance subsidiaries.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this statement to determine its impact, if any, on the Company’s financial condition and results of operations.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2003, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the ultimate amount that it would have to pay for all events that occurred as of March 31, 2003 is $2,448.1 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate also includes amounts for losses occurring prior to March 31, 2003 whether or not these claims have been reported to the Company.

Unpaid losses and loss adjustment expenses (“LAE”) reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

During the first quarter of 2003, company actuaries conducted their quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2003, company actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who have recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000. Based on this new information that emerged in the first quarter of 2003, PMA Re increased its net loss reserves for prior accident years by approximately $9.5 million.

During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One (Run-off Operations). Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by $40 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2003, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4. REINSURANCE

The Company follows the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries. The Company’s insurance and reinsurance subsidiaries maintain reinsurance to protect themselves against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Premiums written:
Direct	$208,588	$249,562
Assumed	211,106	138,246
Ceded	(68,836)	(99,167)

Net	$350,858	$288,641

Premiums earned:
Direct	$137,680	$153,769
Assumed	195,226	130,731
Ceded	(58,836)	(84,826)

Net	$274,070	$199,674

Losses and LAE:
Direct	$109,008	$179,892
Assumed	153,623	97,440
Ceded	(60,046)	(91,114)

Net	$202,585	$186,218

5. DEBT

At March 31, 2003, the Company had $45.0 million outstanding under its Credit Facility. The Credit Facility will mature in September 2003, or the Company may convert the outstanding principal amount into a term loan that matures June 30, 2004, if the Company meets certain financial performance targets. At March 31, 2003, the interest rate on the utilized portion of the Credit Facility was 3.5%. The Credit Facility carries a facility fee on any unutilized portion of 0.375% per annum. Effective in March 2003, the Company repaid $20 million of the Credit Facility and amended the Credit Facility to reduce it to $45 million in borrowing capacity. In addition, the March 2003 amendment increased the interest rate by 0.325% to the London InterBank Offered Rate (“LIBOR”) plus 2.125%.

In October 2002, the Company issued $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”) due September 30, 2022 from which the Company received net proceeds of approximately $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually on March 30 and September 30, beginning in 2003. In addition, contingent interest may be payable by the Company to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Each $1,000 principal amount of the Convertible Debt is convertible into 61.0948 shares of the Company’s Class A common stock under certain events specified in the indenture, including once the stock price reaches $19.64 for a specified period of time or if the Company’s senior debt rating is below Ba3 or BB-. Further, holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

The Company has a letter of credit facility (the “Letter of Credit Facility”) which provides for up to $50.0 million in letter of credit capacity. At March 31, 2003, the aggregate outstanding face amount of letters of credit issued was $15.7 million. The Letter of Credit Facility is utilized primarily for collateralizing reinsurance obligations of the insurance subsidiaries of the Company. At March 31, 2003, fees for the Letter of Credit Facility were 0.45% per annum on the utilized portion and 0.15% on the unutilized portion. The Letter of Credit Facility is collateralized by securities with a total amortized cost of $21.5 million and a fair value of $22.2 million at March 31, 2003. The securities pledged as collateral are included in fixed maturities on the Balance Sheet.

The debt covenants supporting the Credit Facility and the Letter of Credit Facility contain provisions that, among other matters, limit the Company’s ability to incur additional indebtedness, merge, consolidate and acquire or sell assets. The debt covenants of the Company’s currently outstanding debt also require the Company to satisfy certain ratios related to statutory surplus, debt-to-capitalization, cash coverage, risk-based capital and reinsurance recoverables to equity. Additionally, the debt covenants place restrictions on dividends to shareholders. Under the most restrictive debt covenant, the Company would be able to pay dividends of approximately $25 million in 2003.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of March 31, 2003 the Company had recorded a liability of $6.7 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has provided a guaranty of $7.0 million related to loans on properties in which the Company has an interest. This guarantee shall continue to be in force until the related loan has been satisfied. The loan is currently scheduled to be repaid on November 1, 2004. The Company has also provided guarantees of $2.2 million related to an executive loan program for officers of the Company with a financial institution. The program expires on December 31, 2003.

Under the terms of the sale of one of the Company’s insurance subsidiaries in 1998, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

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

7. EARNINGS PER SHARE

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
	2003	2002

Denominator:
Basic shares - weighted average shares outstanding	31,328,922	31,200,340
Effect of dilutive stock options	-	-

Total diluted shares	31,328,922	31,200,340

For all periods presented, there were no differences in the numerator (net income (loss)), for the basic and diluted earnings per share calculation. The effects of 2.8 million and 3.3 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, because they would have been anti-dilutive.

The 2003 diluted shares do not assume the conversion of the Company’s 4.25% convertible debentures into 5.3 million shares of Class A Common stock because under the terms of the Convertible Debt agreement they did not meet the required conditions for holders to be able to convert the debentures.

8. RUN-OFF OPERATIONS

In May, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. On January 2, 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the three months ended March 31, 2003. During the first quarter of 2003, the company recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting a current assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for the three months ended March 31, 2003.

Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of the Company’s decision to exit from and run off this business, the results of this segment are reported as Run-off Operations.

As a result of the decision to exit from and run off this business, full year 2002 results for the Run-off Operations included a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At March 31, 2003, the Company has a remaining obligation of approximately $2.5 million for lease costs, the majority of which will be paid through 2004 and approximately $400,000 for severance, which will be paid during 2003.

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately 17 positions, primarily claims, remain after the terminations. Involuntary employee termination benefits of approximately $2.5 million have been paid through March 31, 2003, including approximately $500,000 in the first quarter of 2003.

9. BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below. In addition to providing net income (loss), the Company also provides operating income (loss) because management believes that it is a meaningful measure of the profit or loss generated by the Company’s operating segments. Operating income (loss) differs from GAAP net income (loss) in that it excludes net realized investment gains and losses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our results of operations.

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Revenues:
PMA Re	$159,670	$95,808
The PMA Insurance Group	128,943	118,078
Corporate and Other	395	(326)

Revenues - Ongoing Operations	289,008	213,560
Run-off Operations (1)	9,707	12,423
Net realized investment gains	4,355	1,392

Total revenues	$303,070	$227,375

Components of pre-tax operating income (loss) and net income (loss):
PMA Re	$8,577	$12,937
The PMA Insurance Group	8,340	6,407
Corporate and Other	(4,674)	(4,233)

Pre-tax operating income - Ongoing Operations	12,243	15,111
Run-off Operations (1)	1	(43,088)

Pre-tax operating income (loss)	12,244	(27,977)
Net realized investment gains	4,355	1,392

Income (loss) before income taxes	16,599	(26,585)
Income tax expense (benefit)	5,897	(9,338)

Net income (loss)	$10,702	$(17,247)

(1)

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations. Although Run-off Operations are part of continuing operations and included in GAAP net income (loss), the Company believes a separate presentation of Ongoing Operations and Run-off Operations provides useful information to investors regarding the financial performance of those business operations on which the Company’s future growth depends.

Net premiums earned by business segment are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

PMA Re:
Traditional - Treaty
Casualty	$45,256	$12,815
Property	21,361	12,637
Other	390	354

Total	67,007	25,806

Finite Risk and Financial Products
Casualty	26,698	21,146
Property	26,743	21,018
Other	3,053	5,113

Total	56,494	47,277

Specialty - Treaty
Casualty	17,822	5,215
Property	896	229
Other	240	108

Total	18,958	5,552

Facultative
Casualty	5,168	1,575
Property	1,506	1,831

Total	6,674	3,406

Accident Reinsurance
Casualty	47	-
Other	2,059	-

Total	2,106	-

Total casualty	94,991	40,751
Total property	50,506	35,715
Total other (1)	5,742	5,575

Total premiums earned	151,239	82,041

The PMA Insurance Group:
Workers' compensation and integrated disability	93,274	85,030
Commercial automobile	12,975	11,898
Commercial multi-peril	6,762	6,647
Other	3,230	2,076

Total premiums earned	116,241	105,651

Run-off Operations	6,846	12,200
Corporate and Other	(256)	(218)

Consolidated net premiums earned	$274,070	$199,674

(1)	Primarily aviation, ocean marine and accident.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2003, compared with December 31, 2002, and our results of operations for the quarter ended March 31, 2003, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to generally accepted accounting principles.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, including those made in the Business Outlook section, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 29 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see Business – Risk Factors in our 2002 Form 10-K for a further discussion of risks that could materially affect our business.

Consolidated Results

In this MD&A, in addition to providing net income (loss), we also provide operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss) differs from GAAP net income (loss) in that we exclude net realized investment gains and losses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of our insurance and reinsurance business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our results of operations.

We also provide combined ratios and operating ratios for our insurance segments on pages 17 and 20. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

The major components of revenues, pre-tax operating income (loss) and net income (loss) are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Revenues:
Net premiums written	$350,858	$288,641

Net premiums earned	$274,070	$199,674
Net investment income	17,645	22,586
Net realized investment gains	4,355	1,392
Other revenues	7,000	3,723

Total revenues	$303,070	$227,375

Components of pre-tax operating income (loss) and net income (loss):
PMA Re	$8,577	$12,937
The PMA Insurance Group	8,340	6,407
Corporate and Other	(4,674)	(4,233)

Pre-tax operating income - Ongoing Operations	12,243	15,111
Run-off Operations (1)	1	(43,088)

Pre-tax operating income (loss)	12,244	(27,977)
Net realized investment gains	4,355	1,392

Income (loss) before income taxes	16,599	(26,585)
Income tax expense (benefit)	5,897	(9,338)

Net income (loss)	$10,702	$(17,247)

(1)

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations. Although Run-off Operations are part of continuing operations and included in GAAP net income (loss), we believe a separate presentation of Ongoing Operations and Run-off Operations provides useful information to investors regarding the financial performance of those business operations on which our future growth depends.

We recorded net income of $10.7 million for the first quarter of 2003, compared to a net loss of $17.2 million for the same period last year. Included in net income (loss) are after-tax net realized investment gains of $2.8 million and $905,000 for the first quarters of 2003 and 2002, respectively.

Following is a reconciliation of our operating results as discussed below to GAAP pre-tax income (loss) and net income (loss):

	Three Months Ended March 31,
	2003		2002
(dollar amounts in thousands)	Pre-tax	After-tax	Pre-tax	After-tax

Operating income for Ongoing Operations	$12,243	$7,871	$15,111	$9,843
Operating income (loss) for Run-off Operations	1	-	(43,088)	(27,995)

Operating income (loss)	12,244	7,871	(27,977)	(18,152)
Net realized investment gains	4,355	2,831	1,392	905

Income (loss)	$16,599	$10,702	$(26,585)	$(17,247)

Operating income for the Ongoing Operations was $12.2 million pre-tax ($7.9 million after-tax) for the first quarter of 2003, compared to $15.1 million pre-tax ($9.8 million after-tax) for the same period in 2002. Both PMA Re and The PMA Insurance Group experienced improved underwriting results in the first quarter of 2003 as evidenced by the 100.5% combined ratio for these businesses, compared to a 102.4% combined ratio in the first quarter of 2002. However, lower net investment income, reflecting lower yields on a higher invested asset base, more than offset the favorable effect from improved underwriting results. Additionally, the first quarter of 2003 includes higher interest costs at Corporate and Other, reflecting additional capital raised in our convertible debt offering during the fourth quarter of 2002.

Operating results for the Run-off Operations were essentially breakeven for the first quarter of 2003, compared to a pre-tax operating loss of $43 million ($28 million after-tax) for the same period in 2002. Operating results for the Run-off Operations for the first quarter of 2002 primarily reflect unfavorable prior year loss development.

Consolidated revenues increased to $303.1 million for the first quarter of 2003, compared to $227.4 million for the same period last year, primarily from higher net premiums earned by PMA Re and The PMA Insurance Group.

Business Outlook

Our current expectation is that full year 2003 consolidated premiums for PMA Re and The PMA Insurance Group will increase in the range of 10-15% over 2002 levels. In addition, we expect the consolidated combined ratio for PMA Re and The PMA Insurance Group in 2003 to be improved from their consolidated combined ratio of 105.1% in 2002. We expect PMA Re’s combined ratio to improve to slightly lower than 100%, down from 106.4% in 2002, reflecting our expectation for both continued strong results from the 2001 to 2003 underwriting years and our current view of the 1998 to 2000 business. For The PMA Insurance Group, we expect a calendar year combined ratio of lower than 104% due to pricing that continues to outpace loss cost trends.

As the 2002 and 2003 underwriting year premiums are collected, our invested asset base will grow. However, investment income is expected to be constrained in 2003 because it now appears more likely that the low interest rate environment will continue throughout 2003. We do not anticipate changing our current investment strategies due to the present interest rate environment.

Based on management’s current expectations, our estimated range of consolidated after-tax operating income for 2003 is between $1.40 and $1.60 per diluted share. Our range of estimated operating earnings per share for 2003 assumes that rate adequacy will continue; that loss trends run at a similar pace as 2002 underwriting year levels, excluding catastrophes; and that recorded loss reserves for prior accident years continue to be adequate. In addition, our earnings expectations reflect our current view of anticipated investment income in a lower interest rate environment. Our 2003 earnings per share estimate does not reflect any dilution from our 4.25% convertible senior debentures. If you were to assume conversion of this debt, then our earnings per share figures would be lower by about 10%.

We are unable to provide a reasonable estimate of the range of GAAP net income per share because this would require us to forecast net realized investment gains and losses, which are included in GAAP net income but excluded from operating income. We are unable to reasonably estimate future net realized investment gains and losses because they are unpredictable and not necessarily indicative of our current operating fundamentals or our future performance. In addition, in many instances, decisions to buy and sell securities are made for reasons unrelated to our operating businesses and are made at the holding company level in part due to credit concerns or overall changes in the fixed income markets.

The statements made in this Business Outlook section are forward-looking. Our actual results may differ materially from our current expectations as a result of the factors described in the cautionary statements accompanying the forward-looking statements and other factors described in the Cautionary Statements on page 29. Also, see Business – Risk Factors described in our 2002 Form 10-K.

Status of Business Outlook

PMA Capital’s corporate representatives authorized to speak on behalf of the Company may meet privately during the quarter with investors, the media, investment analysts and others. At these meetings, PMA Capital’s spokespersons may reiterate the foregoing Business Outlook. At the same time, this Business Outlook will remain publicly available. Prior to the start of the Quiet Period (described below), the public can continue to rely on this Business Outlook as still being PMA Capital’s current expectations on matters covered, unless PMA Capital publishes a press release stating otherwise.

Beginning on approximately July 15, 2003, PMA Capital will observe a “Quiet Period” during which the Business Outlook no longer constitutes management’s current expectations. During the Quiet Period, the Business Outlook should be considered historical, speaking as of prior to the beginning of the Quiet Period only and should not be relied upon. PMA Capital expressly disclaims any current intention to update its Business Outlook during the Quiet Period. During the Quiet Period, PMA Capital spokespersons will not comment on the Business Outlook or PMA Capital’s financial results or expectations other than through a press release or other publicly available document. We expect the Quiet Period to last until approximately August 5, 2003, which is when we currently expect to announce our second quarter 2003 results.

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Net premiums written	$158,579	$90,325

Net premiums earned	$151,239	$82,041
Net investment income	8,431	13,767

Operating revenues	159,670	95,808

Losses and LAE	112,675	57,424
Acquisition and operating expenses	38,418	25,447

Total losses and expenses	151,093	82,871

Pre-tax operating income	$8,577	$12,937

Combined ratio	99.9%	101.0%
Less: net investment income ratio	5.6%	16.8%

Operating ratio	94.3%	84.2%

PMA Re’s pre-tax operating income was $8.6 million for the three months ended March 31, 2003, compared to $12.9 million for the same period in 2002, primarily reflecting lower net investment income, partially offset by improved underwriting results.

Premiums

PMA Re's gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Business Unit:
Traditional - Treaty	$80,482	$53,116
Finite Risk and Financial Products	76,819	61,323
Specialty - Treaty	29,189	11,052
Facultative	15,602	10,202
Accident	4,027	-

Total	$206,119	$135,693

Major Lines of Business:
Casualty lines	$134,422	$86,241
Property lines	63,071	43,853
Other lines (1)	8,626	5,599

Total	$206,119	$135,693

(1)	Primarily aviation, ocean marine and accident.

PMA Re's net premiums written by business unit and major lines of business are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Business Unit:
Traditional - Treaty	$76,691	$28,690
Finite Risk and Financial Products	43,989	50,945
Specialty - Treaty	29,140	7,483
Facultative	6,526	3,207
Accident	2,233	-

Total	$158,579	$90,325

Major Lines of Business:
Casualty lines	$109,684	$48,705
Property lines	42,912	36,101
Other lines (1)	5,983	5,519

Total	$158,579	$90,325

(1)	Primarily aviation, ocean marine and accident.

Gross premiums written increased to $206.1 million in the first quarter of 2003, compared with $135.7 million for the same period last year, reflecting higher premium volume across all of PMA Re’s underwriting units. Rate increases, as measured by the level of premium increase on renewed in-force business, averaged approximately 30% in the first quarter of 2003 for our Traditional- and Specialty-Treaty units.

Ceded premiums written increased to $47.5 million in the first quarter of 2003, compared to $45.4 million for the same period last year. Ceded premiums represented 23% of gross premiums written in the first quarter of 2003, compared to 33% of gross premiums written in the first quarter of 2002. The change in ceded premiums reflects approximately $19 million in cessions under two of our retrocessional covers in the first quarter of 2002, primarily for the Traditional- and Speciality-Treaty units. Such ceded premiums were not required in 2003. Partially offsetting the decreased cessions in 2003 for this business were higher ceded premiums of approximately $32 million from our Finite Risk and Financial Products unit due under a quota share retrocessional cover commencing in the first quarter of 2003 that will cede one-third of this unit’s 2003 premiums and losses. This cover allows us to enhance the gross underwriting capacity of this unit and to better manage the growth in net premiums written.

Net premiums written increased 76% and net premiums earned increased 84% for the first quarter of 2003, compared to the same period in 2002. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2003	2002

Loss and LAE ratio	74.5%	70.0%

Expense ratio:
Acquisition expenses	23.7%	25.5%
Operating expenses	1.7%	5.5%

Total expense ratio	25.4%	31.0%

Combined ratio	99.9%	101.0%

The loss and LAE ratio was 74.5% for the first quarter of 2003, compared with 70.0% for the same period of 2002. The increase in the loss and LAE ratio reflects an improved current accident year loss and LAE ratio that was more than offset by unfavorable prior year loss development. During the first quarter of 2003, our actuaries conducted their quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2003, our actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who have recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000. Based on this new information that emerged in the first quarter of 2003, we increased our net loss reserves for prior accident years by approximately $9.5 million. This prior year development contributed approximately 6.3 points to the loss and LAE ratio for the first quarter of 2003.

Our current accident year loss and LAE ratio improved to approximately 68% for the first quarter of 2003, compared to 70% for the first quarter of 2002, reflecting continued price increases as well as improvements in terms and conditions.

The acquisition expense ratio improved 1.8 points for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to a change in the mix of business away from pro rata business, which has higher acquisition costs than traditional excess of loss reinsurance business. The operating expense ratio improved 3.8 points for the three months ended March 31, 2003, compared to the same period in 2002. The improvement is primarily due to an increase in net premiums earned that outpaced expenses and a benefit of $2.6 million from the sale of an asset in the first quarter of 2003 that is included in operating expenses.

Net Investment Income

Net investment income was $8.4 million for the first quarter of 2003, compared to $13.8 million for the same period last year. The decrease in 2003 reflects lower interest earned of $2.3 million on the invested asset portfolio, due to a drop in yields of approximately 90 basis points on an average invested asset base that increased approximately 1% over first quarter 2002. In addition, the lower net investment income in 2003 reflects lower interest earned of $3.1 million on funds held arrangements. For the first quarter of 2003, the reduction in interest earned on funds held arrangements was substantially offset by lower losses on the associated assumed Finite Risk contracts. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Net premiums written	$194,239	$176,453

Net premiums earned	$116,241	$105,651
Net investment income	8,271	8,838
Other revenues	4,431	3,589

Operating revenues	128,943	118,078

Losses and LAE	84,035	77,981
Acquisition and operating expenses	34,532	30,086
Dividends to policyholders	2,036	3,604

Total losses and expenses	120,603	111,671

Pre-tax operating income	$8,340	$6,407

Combined ratio	101.3%	103.5%
Less: net investment income ratio	7.1%	8.4%

Operating ratio	94.2%	95.1%

Pre-tax operating income for The PMA Insurance Group was $8.3 million for the first quarter of 2003, compared to $6.4 million for the same period in 2002. The increase in operating income for The PMA Insurance Group primarily reflects improved underwriting results, partially offset by lower net investment income.

Premiums

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Workers' compensation and integrated disability:
Direct premiums written	$174,410	$153,587
Premiums assumed	4,716	2,235
Premiums ceded	(15,180)	(11,851)

Net premiums written	$163,946	$143,971

Commercial Lines:
Direct premiums written	$34,324	$39,345
Premiums assumed	271	318
Premiums ceded	(4,302)	(7,181)

Net premiums written	$30,293	$32,482

Total:
Direct premiums written	$208,734	$192,932
Premiums assumed	4,987	2,553
Premiums ceded	(19,482)	(19,032)

Net premiums written	$194,239	$176,453

Direct workers’compensation and integrated disability premiums written increased by $20.8 million for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to price increases of approximately 12% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’

compensation line of business. Our renewal retention rate on existing accounts was 88% in the first quarter of 2003. Direct writings of commercial lines of business other than workers’compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) decreased by $5.0 million for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to a lower volume of commercial auto and property business written, partially offset by improved pricing that averaged approximately 16% in the first quarter of 2003.

Ceded premiums increased modestly in the first quarter of 2003, compared to the same period in 2002. Premiums ceded for workers’ compensation and integrated disability increased $3.3 million as a result of the increase in direct premiums written as well as an increase in rates being charged by reinsurers. Premiums ceded for Commercial Lines decreased $2.9 million, primarily as a result of higher retentions in the Commercial Lines’ reinsurance programs and the decrease in direct premiums written for commercial lines.

Net premiums earned and net premiums written both increased 10% in 2003, compared to 2002. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2003	2002

Loss and LAE ratio	72.3%	73.8%

Expense ratio:
Acquisition expenses	16.8%	17.5%
Operating expenses (1)	10.4%	8.8%

Total expense ratio	27.2%	26.3%
Policyholders' dividend ratio	1.8%	3.4%

Combined ratio (1)	101.3%	103.5%

(1)

The expense ratio and the combined ratio exclude $2.9 million and $2.3 million for 2003 and 2002, respectively, for direct expenses related to service revenues, which are not included in premiums earned.

The loss and LAE ratio improved 1.5 points in the first quarter of 2003, compared to the same period last year, primarily due to an improved current accident year loss and LAE ratio. The current accident year loss and LAE ratio improved by 1.5 points in 2003, compared to 2002, primarily due to price increases that have outpaced increasing loss costs. Medical cost inflation is currently estimated to be approximately 10%, which has contributed to increased severity of workers’ compensation losses. As discussed below, lower policyholder dividends are also used as a means to improve a policy’s overall profitability.

Overall, the total expense ratio increased by 0.9 points for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to increased operating expenses that outpaced the growth in net premiums earned.

The policyholders’ dividend ratio improved 1.6 points to 1.8% for the first quarter of 2003, compared to 3.4% for the same period in 2002. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans and wrote business under lower paying dividend plans. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $8.3 million for the three months ended March 31, 2003, compared to $8.8 million for the same period in 2002. The decrease in net investment income primarily reflects a reduction in invested asset yields of approximately 60 basis points, partially offset by a higher invested asset base that increased approximately 5%.

Run-off Operations

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2003	2002

Net premiums written	$(1,704)	$22,081

Net premiums earned	$6,846	$12,200
Net investment income	361	223
Other revenues	2,500	-

Operating revenues	9,707	12,423

Losses and LAE	5,875	50,813
Acquisition and operating expenses	3,831	4,698

Total losses and expenses	9,706	55,511

Pre-tax operating income (loss)	$1	$(43,088)

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. On January 2, 2003, we closed on the sale of the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of our decision to exit this business, the results of this segment are reported as Run-off Operations.

Pre-tax operating results were essentially breakeven for the Run-off Operations in the first quarter of 2003. The sale of the capital stock of Caliber One Indemnity Company generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations. During the first quarter of 2003, the Run-off Operations recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting a current assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations.

The Run-off Operations recorded pre-tax operating losses of $43.1 million for the first quarter of 2002. The pre-tax operating results for 2002 reflect net unfavorable prior year development of $40 million. During the first quarter of 2002, company actuaries conducted a reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

Loss Reserves

At March 31, 2003, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of March 31, 2003 is $2,448.1 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to March 31, 2003 whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions. See the discussion under PMA Re – Losses and Expenses on page 19 and Run-off Operations on page 22 for additional information regarding first quarter 2003 and 2002 increases in loss reserves for prior years.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2003, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 34 to 37 of the Management’s Discussion and Analysis included in our 2002 Form 10-K, as well as pages 13 to 20 of our Form 10-K for the year ended December 31, 2002.

Corporate and Other

The Corporate and Other segment includes unallocated investment income, expenses, including debt service, as well as the results of certain of our real estate properties. Corporate and Other recorded a pre-tax operating loss of $4.7 million for the first quarter of 2003, compared to $4.2 million for the same period last year, primarily due to higher interest expense. Interest expense in the first quarter of 2003 was $1.2 million higher than in the first quarter of 2002, primarily due to additional debt from our $86.25 million, 4.25% convertible debt offering completed in the fourth quarter of 2002.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, our primary sources of liquidity are dividends from subsidiaries, net tax payments received from subsidiaries and capital raising activities (both debt and equity). We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the federal government; and corporate obligations. In addition, we periodically use cash resources to capitalize subsidiaries and to repurchase shares of our common stock.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital Corporation. Approximately $58 million of dividends are available to be paid by PMACIC to PMA Capital Corporation in 2003 without the prior approval of the Pennsylvania Insurance Commissioner. Dividends received from subsidiaries were $8.0 million and $7.0 million for the three months ended March 31, 2003 and 2002, respectively.

Net tax payments received from subsidiaries were $2.8 million and $5.2 million for the three months ended March 31, 2003 and 2002, respectively.

In the first quarter of 2003, we repaid $20 million of our bank credit facility (“Credit Facility”), reducing the outstanding balance to $45 million at March 31, 2003, compared to $65 million at December 31, 2002. The Credit Facility will mature in September 2003, or we may convert the outstanding principal amount into a term loan that matures June 30, 2004, if we meet certain financial performance targets. At March 31, 2003, the interest rate on the utilized portion of the Credit Facility was 3.5%, which equals the London InterBank Offered Rate (“LIBOR”) plus 2.125%. We also had $86.25 million outstanding at both March 31, 2003 and December 31, 2002 of 4.25% convertible senior debentures. We incurred interest expense of $1.8 million and $527,000 for the three months ended March 31, 2003 and 2002, respectively, and we paid interest of $2.5 million and $605,000 for these periods.

On May 7, 2003, we announced that we executed an agreement for the private placement sale of $17.5 million of 30-year floating rate trust preferred securities through a wholly owned trust subsidiary. We anticipate that the transaction will close by May 15, 2003, subject to the satisfaction of specified closing conditions.

We maintain a committed facility of $50.0 million for letters of credit (the “Letter of Credit Facility”), which we utilize primarily for collateralizing reinsurance obligations of our insurance subsidiaries. As of March 31, 2003, we had $15.7 million outstanding under the Letter of Credit Facility.

During the first quarters of 2003 and 2002, we paid dividends to shareholders of $3.3 million and $2.2 million, respectively. The increase in dividends paid is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A Common stock. Our dividends to shareholders are restricted by certain of our debt agreements. Under the most restrictive debt covenant, we would be able to pay dividends of approximately $25 million in 2003.

We did not repurchase any shares of Class A Common stock in the first quarter of 2003 or 2002. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at March 31, 2003 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

We have provided a guaranty of $7.0 million related to a loan on properties in which we have an interest. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is currently scheduled to be repaid on November 1, 2004. We have also provided guarantees of $2.2 million related to an executive loan program for our officers with a financial institution. The program expires on December 31, 2003.

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

We currently believe that the existing capital structure is adequate for our current and near term needs, but we believe that additional capital and longer-term capital would provide better support for our growth objectives. Given our debt-to-total capital ratio of 18%, we believe that we have the financial flexibility to provide the necessary capital and support to our insurance businesses so that they are in position to participate in what we believe is a favorable property and casualty insurance market in 2003. We continually monitor the capital structure in light of developments in our businesses, and our present assessment could change as we become aware of new opportunities and challenges in our businesses.

Investments

At March 31, 2003, our investment assets, including short-term investments, were carried at a fair value of $1,949.9 million and had an amortized cost of $1,898.0 million. The average credit quality of the portfolio is AA. At March 31, 2003, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at March 31, 2003, $16.1 million, or 0.9%, of our total investments were below investment grade, of which $4.4 million of these below investment grade investments were in an unrealized loss position, which totaled approximately $279,000.

The net unrealized gain on our investment assets at March 31, 2003 was $51.9 million, or 2.7% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $67.3 million and gross unrealized losses of $15.4 million. For all but one security, which was carried at its fair value of $14.8 million at March 31, 2003, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

In addition to company-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the market value of the bond recovers to a level in excess of the carrying value. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. As a result of this periodic review process, we have determined that there currently is no need to sell any of the fixed maturity investments prior to their scheduled/expected maturity to fund anticipated claim payments.

As of March 31, 2003, our investment asset portfolio had gross unrealized losses of $15.4 million. For securities that were in an unrealized loss position at March 31, 2003, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	42	$54.1	$56.5	$2.4	96%
6 to 9 months	7	19.2	23.5	4.3	82%
9 to 12 months	5	15.5	16.3	0.8	95%
More than 12 months	11	29.0	36.9	7.9	79%

Subtotal	65	117.8	133.2	15.4	88%
U.S. Treasury and
Agency securities	7	27.4	27.4	-	100%

Total	72	$145.2	$160.6	$15.4	90%

Of the 11 securities that have been in an unrealized loss position for more than 12 months, 10 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 10 securities have an average unrealized loss per security of approximately $270,000. There is only one security out of the 11 with an unrealized loss in excess of $1 million at March 31, 2003, with a market value of $14.8 million and a cost of $20 million. The security is a structured security backed by a U.S. Treasury Strip and is rated AAA. This security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at March 31, 2003 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2003	$0.3	$0.3	$-	100%
2004-2007	6.7	6.9	0.2	97%
2008-2012	41.6	44.0	2.4	95%
2013 and later	21.5	23.8	2.3	90%
Mortgage-backed and other
asset-backed securities	47.7	58.2	10.5	82%

Subtotal	117.8	133.2	15.4	88%
U.S. Treasury and Agency
securities	27.4	27.4	-	100%

Total	$145.2	$160.6	$15.4	90%

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

Based on our evaluation as of March 31, 2003, we determined there were other than temporary declines in market value of securities issued by 3 companies, resulting in an impairment charge of $1.1 million pre-tax during the first quarter of 2003, related primarily to securities issued by airline companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary. There were no impairment losses in the first quarter of 2002.

During the three months ended March 31, 2003, we had gross realized gains and losses of $5.5 million and $1.1 million, respectively. The gross realized losses of $1.1 million were primarily attributable to impairment losses as discussed above.

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

Recent Accounting Pronouncements

Effective December 31, 2002, we adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we have applied the disclosure provisions of SFAS No. 148.

Effective January 1, 2003, we adopted the recognition provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We had previously applied the disclosure provisions of FIN 45 to our year end 2002 financial statements. FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. Adoption of FIN 45 did not have a material effect on our consolidated financial condition, results of operations or liquidity.

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by our Caliber One operating segment. We accounted for the discontinuation of this business under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which were effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes a single accounting model for the disposal of long-lived assets and asset groups.

In January 2003, we sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we have retained all assets and liabilities related to in-force policies and outstanding claim obligations and will runoff such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to our exit from the excess and surplus lines business, which we announced in May 2002.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. During the second quarter of 2002, we recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of March 31, 2003, we had no goodwill which is subject to the provisions of SFAS No. 142 and approximately $3.0 million of equity method goodwill (included in other assets on the balance sheet), which is accounted for under the provisions of APB Opinion No. 18.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company shall consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both.

FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. We are currently assessing the impact that implementing FIN 46 may have on our consolidated financial statements. In this regard, we will be evaluating whether Trabaja Reinsurance Company (“Trabaja”) is a variable interest entity as defined in FIN 46 and, if so, whether our business activities with Trabaja would warrant consolidation and/or additional disclosure in our future financial statements. We expect that any impact from implementing FIN 46 would be a non-cash adjustment recorded in our consolidated financial statements as a cumulative effect adjustment no later than the third quarter of 2003. Any such cumulative effect adjustment may be material to our consolidated financial condition and results of operations. However, there will be no effect on the statutory capital of our insurance subsidiaries.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the provisions of this statement to determine its impact, if any, on our financial condition and results of operations.

Critical Accounting Estimates

Our critical accounting estimates can be found on pages 45 to 47 of the MD&A included in our 2002 Form 10-K.

Cautionary Statements

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section, are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•

regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business;

•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;

•	ability to implement and maintain rate increases;

•	the effect of changes in workers’compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;

•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;

•	the lowering or loss of one or more of the financial strength or claims paying ratings of our insurance subsidiaries;

•	adequacy of reserves for claim liabilities;

•	adverse property and casualty loss development for events that we insured in prior years;

•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;

•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;

•	adequacy and collectibility of reinsurance that we purchased;

•	severity of natural disasters and other catastrophes, including future acts of terrorism in connection with insurance and reinsurance policies;

•	reliance on key management;

•	uncertainties related to possible terrorist activities or international hostilities; and

•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided under the caption “Market Risk of Financial Instruments” on page 43 of the MD&A included in our 2002 Form 10-K.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 34.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

        During the quarterly period ended March 31, 2003, we filed the following Reports on Form 8-K:

—	dated January 2, 2003, Items 5 and 7 –containing a news release announcing the completion of the sale of Caliber One Indemnity Company.

—

dated January 20, 2003, Items 5, 7 and 9 –containing news releases announcing a new director, a presentation by the Company at an insurance investor conference and the expected release of our fourth quarter 2002 results.

—	dated February 5, 2003, Items 5, 7 and 9 - containing an earnings release.

—	dated February 5, 2003, Items 5 and 7 - containing an earnings release.

—	dated February 25, 2003, Item 5 –containing information about our insurance financial strength rating.

—	dated February 25, 2003, Item 9 –containing a statement regarding a proposed offering.

—	dated March 5, 2003, Items 7 and 9 –containing a press release regarding earnings guidance.

—	dated March 5, 2003, Items 5, 7 and 9 –containing a statement regarding ratings.

—	dated March 17, 2003, Items 5, 7 and 9 –containing disclosure regarding an amendment to our credit agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 13, 2003	By: /s/ William E. Hitselberger
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

Dated: May 13, 2003

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

Dated: May 13, 2003

/s/ William E. Hitselberger
William E. Hitselberger Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts

10.1	Second Amendment dated as of March 11, 2003, to Credit Agreement, dated as of September 20, 2002	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(99)	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.