Form 10-Q
period 2003-06-30
PMA CAPITAL CORP
filed 2003-08-12
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

There were 31,328,922 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on July 31, 2003.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands)	As of June 30, 2003	As of December 31, 2002

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2003 - $1,660,092; 2002 - $1,477,921)	$1,741,879	$1,529,924
Short-term investments	282,366	298,686
Short-term investments, loaned securities collateral	185,566	--
Cash	12,556	43,853

Total investments and cash	2,222,367	1,872,463
Accrued investment income	19,357	18,600
Premiums receivable (net of valuation allowance:
2003 - $10,761; 2002 - $9,528)	394,065	363,675
Reinsurance receivables (net of valuation allowance:
2003 - $6,243; 2002 - $5,483)	1,307,506	1,295,083
Deferred income taxes, net	70,928	94,074
Deferred acquisition costs	108,740	89,222
Funds held by reinsureds	165,533	157,479
Other assets	249,110	215,198

Total assets	$4,537,606	$4,105,794

Liabilities:
Unpaid losses and loss adjustment expenses	$2,430,276	$2,449,890
Unearned premiums	499,960	405,379
Short-term debt	--	65,000
Long-term debt	176,250	86,250
Accounts payable, accrued expenses and other liabilities	301,049	253,175
Funds held under reinsurance treaties	311,081	249,670
Dividends to policyholders	15,669	14,998
Payable under securities loan agreements	185,574	42

Total liabilities	3,919,859	3,524,404

Commitments and contingencies (Note 6)
Shareholders' Equity:
Class A Common stock, $5 par value
(2003 - 60,000,000 authorized, 34,217,945 shares issued and 31,328,922 outstanding
2002 - 40,000,000 authorized, 34,217,945 shares issued and 31,328,922 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	335,304	319,014
Accumulated other comprehensive income	54,621	34,552
Notes receivable from officers	(64)	(62)
Treasury stock, at cost (shares: 2003 - 2,889,023 and 2002 - 2,889,023)	(52,535)	(52,535)

Total shareholders' equity	617,747	581,390

Total liabilities and shareholders' equity	$4,537,606	$4,105,794

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2003	2002	2003	2002

Revenues:
Net premiums written	$290,656	$302,503	$641,514	$591,144
Change in net unearned premiums	(5,034)	(27,703)	(81,822)	(116,670)

Net premiums earned	285,622	274,800	559,692	474,474
Net investment income	17,780	23,200	35,425	45,786
Net realized investment gains (losses)	4,451	(17,552)	8,806	(16,160)
Other revenues	4,766	3,691	11,766	7,414

Total revenues	312,619	284,139	615,689	511,514

Losses and expenses:
Losses and loss adjustment expenses	193,074	206,009	395,659	392,227
Acquisition expenses	72,215	64,318	128,435	105,812
Operating expenses	24,222	56,387	48,094	78,504
Dividends to policyholders	2,054	2,403	4,090	6,007
Interest expense	2,225	572	3,983	1,099

Total losses and expenses	293,790	329,689	580,261	583,649

Income (loss) before income taxes	18,829	(45,550)	35,428	(72,135)

Income tax expense (benefit):
Current	221	--	221	--
Deferred	6,441	(15,801)	12,338	(25,139)

Total	6,662	(15,801)	12,559	(25,139)

Net income (loss)	$12,167	$(29,749)	$22,869	$(46,996)

Net income (loss) per share:
Basic	$0.39	$(0.95)	$0.73	$(1.50)

Diluted	$0.39	$(0.95)	$0.73	$(1.50)

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$22,869	$(46,996)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in)
operating activities:
Deferred income tax expense (benefit)	12,338	(25,139)
Net realized investment (gains) losses	(8,806)	16,160
Change in:
Premiums receivable and unearned premiums, net	64,191	48,492
Reinsurance receivables	(12,423)	(89,447)
Unpaid losses and loss adjustment expenses	(19,614)	69,790
Funds held by reinsureds	(8,054)	(2,865)
Funds held under reinsurance treaties	61,411	8,210
Deferred acquisition costs	(19,518)	(19,333)
Accounts payable, accrued expenses and other liabilities	18,550	28,178
Dividends to policyholders	671	1,073
Accrued investment income	(757)	(984)
Other, net	(17,956)	756

Net cash flows provided by (used in) operating activities	92,902	(12,105)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(567,601)	(317,776)
Maturities or calls	153,465	93,339
Sales	242,678	221,935
Net sales of short-term investments	16,322	14,190
Sale of subsidiary, net of cash sold	17,676	--
Other, net	(1,806)	(6,287)

Net cash flows provided by (used in) investing activities	(139,266)	5,401

Cash flows from financing activities:
Dividends paid to shareholders	(6,579)	(5,526)
Issuance of long-term debt	90,000	--
Debt issue costs	(3,354)	--
Repayments of short-term debt	(65,000)	--
Proceeds from exercise of stock options	--	2,696
Purchase of treasury stock	--	(1,726)
Net repayments of notes receivable from officers	--	97

Net cash flows provided by (used in) financing activities	15,067	(4,459)

Net decrease in cash	(31,297)	(11,163)
Cash - beginning of period	43,853	20,656

Cash - end of period	$12,556	$9,493

Supplementary cash flow information:
Income taxes paid (refunded)	$2,600	$(1,000)
Interest paid	$2,986	$863

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net income (loss)	$12,167	$(29,749)	$22,869	$(46,996)

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	22,390	5,264	25,129	(10,576)
Less: reclassification adjustment for (gains)
losses included in net income (loss) (net of
tax expense (benefit): $1,558 and ($6,143) for
three months ended June 30, 2003 and
2002; $3,082 and ($5,656) for six months
ended June 30, 2003 and 2002)	(2,893)	11,409	(5,724)	10,504

Total unrealized gain (loss) on securities	19,497	16,673	19,405	(72)
Foreign currency translation gain, net of tax
expense: $541 and $352 for three months
ended June 30, 2003 and 2002; $358 and $249 for
six months ended June 30, 2003 and 2002	1,005	654	664	463

Other comprehensive income, net of tax	20,502	17,327	20,069	391

Comprehensive income (loss)	$32,669	$(12,422)	$42,938	$(46,605)

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

Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment are reported as Run-off Operations. See Note 9 for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2003 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2002 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2002.

B. Recent Accounting Pronouncements – Effective December 31, 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company has applied the disclosure provisions of SFAS No. 148.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2003	2002	2003	2002

Net income (loss)	$12,167	$(29,749)	$22,869	$(46,996)
Stock-based compensation expense
already included in reported net income
(loss), net of tax	39	12	77	70
Total stock-based compensation expense
determined under fair value based
method, net of tax	(300)	(380)	(518)	(699)

Pro forma net income (loss)	$11,906	$(30,117)	$22,428	$(47,625)

Net income (loss) per share:
Basic - as reported	$0.39	$(0.95)	$0.73	$(1.50)

Basic - pro forma	$0.38	$(0.96)	$0.72	$(1.52)

Diluted - as reported	$0.39	$(0.95)	$0.73	$(1.50)

Diluted - pro forma	$0.38	$(0.96)	$0.72	$(1.52)

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

In January 2003, the Company sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to in-force policies and outstanding claim obligations and is running off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point the Company will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144. See Note 9 for additional information.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. During the second quarter of 2002, the Company recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of June 30, 2003, the Company had no goodwill which is subject to the provisions of SFAS No. 142. The Company has approximately $3.0 million of equity method goodwill (included in other assets on the Balance Sheet), which is accounted for under the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003.

The Company is currently assessing the impact that implementing FIN 46 may have on its consolidated financial statements. In this regard, the Company is currently evaluating whether Trabaja Reinsurance Company (“Trabaja”) is a variable interest entity as defined in FIN 46 and, if so, whether the Company’s business activities with Trabaja would warrant consolidation and/or disclosure in the Company’s future financial statements. If the Company were to conclude that it must consolidate Trabaja into its financial statements in accordance with FIN 46, the Company currently estimates that this would result in an increase in investments of approximately $280 million and a decrease in reinsurance receivables of approximately $370 million on the Balance Sheet, and the Company currently estimates that any impact from the initial adoption of FIN 46 would be a non-cash cumulative effect adjustment of no more than approximately $60 million after-tax. Any impact resulting from the implementation of FIN 46 would be subsequently reflected as earnings in future periods for the Company. In addition, the Company is currently evaluating the impact, if any, of FIN 46 on its reporting for two of its wholly owned statutory trusts, which issued $32.5 million of trust preferred securities that are included on the Company’s Balance Sheet at June 30, 2003. See Note 5 for additional information about the trust preferred debt. The Company currently does not expect the application of FIN 46 to these wholly owned statutory trusts to be material to the Company’s financial condition, results of operations or liquidity. The Company is required to adopt FIN 46 in the third quarter of 2003. FIN 46 will have no effect on the statutory capital or results of operations of the Company’s insurance subsidiaries.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect adoption of this statement to have a material impact on its financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements are effective for the third quarter of 2003. Adoption of this statement did not have an impact on the Company’s financial statements.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2003, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of June 30, 2003 was $2,430.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to June 30, 2003 whether or not these claims have been reported to the Company.

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

PMA Re increased net loss reserves for prior accident years by $10.0 million and $19.5 million for the three and six months ended June 30, 2003, respectively. Each quarter, company actuaries conduct their quarterly reserve reviews to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. During the first quarter of 2003, company actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who had recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000. PMA Re increased its net loss reserves for prior accident years related to this business based on the information available at that time. During the second quarter of 2003, company actuaries continued to monitor this business and based on new information received and analyzed by the actuaries, observed that reported and incurred claims activity during the second quarter was higher than previously expected. Based on this new information, loss reserves for prior accident years were increased in the second quarter of 2003.

During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by Caliber One. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40 million. This unfavorable prior year development reflected the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2003, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written, net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Premiums written:
Direct	$126,831	$138,084	$335,419	$387,645
Assumed	235,068	255,045	446,174	393,292
Ceded	(71,243)	(90,626)	(140,079)	(189,793)

Net	$290,656	$302,503	$641,514	$591,144

Premiums earned:
Direct	$147,520	$153,516	$285,200	$307,284
Assumed	197,654	212,210	392,880	342,941
Ceded	(59,552)	(90,926)	(118,388)	(175,751)

Net	$285,622	$274,800	$559,692	$474,474

Losses and LAE:
Direct	$112,900	$129,237	$221,908	$309,129
Assumed	139,267	150,386	292,890	247,826
Ceded	(59,093)	(73,614)	(119,139)	(164,728)

Net	$193,074	$206,009	$395,659	$392,227

5. DEBT

(dollar amounts in thousands)	As of June 30, 2003	As of December 31, 2002

Short-term debt:
Bank credit facility	$--	$65,000

Long-term debt:
4.25% Convertible debt	86,250	86,250
Trust preferred securities	32,500	--
8.50% Senior notes	57,500	--

Total long-term debt	176,250	86,250

Total debt	$176,250	$151,250

At December 31, 2002, the Company had $65 million of short-term debt under its bank credit facility (“Credit Facility”) and $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”). In March 2003, the Company repaid $20 million of the Credit Facility and amended the Credit Facility to reduce it to $45 million in borrowing capacity. In the second quarter of 2003, the Company repaid the remaining $45 million outstanding and retired the Credit Facility.

During May 2003, the Company privately placed $17.5 million (“Trust Preferred 1”) and $15.0 million (“Trust Preferred 2”) of 30-year floating rate trust preferred securities through two wholly owned statutory trust subsidiaries The Company used all of the approximately $31.5 million of net proceeds from the sales of these securities to pay down a portion of its Credit Facility. These securities have a 30-year maturity and are redeemable by the Company in whole, or in part, after five years from issuance at their stated liquidation amount plus accrued and unpaid interest. The interest rates on Trust Preferred 1 and 2 will equal the three-month London InterBank Offered Rate (“LIBOR”) plus 4.10% and three-month LIBOR plus 4.20%, respectively. Trust Preferred 1 and 2 will bear interest at the rate of 5.41% and 5.48% per annum through the initial interest payment dates of August 15, 2003 and August 23, 2003, respectively. The Company has entered into interest rate swaps that will become effective in August 2003 and will mature in May 2008. The Company has designated the interest rate swaps as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with Trust Preferred 1 and 2. The interest rate swaps have notional amounts of $17.5 million and $15.0 million, and will effectively convert Trust Preferred 1 and 2 floating-rate securities to fixed rate debt with interest rates of 6.70% and 6.80%, respectively. The Company has the right to defer interest payments on Trust Preferred 1 and 2 for up to twenty consecutive quarters but, if so deferred, the Company may not declare or pay cash dividends or distributions on its Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of Trust Preferred 1 and 2, and the Company issued junior subordinated debentures to the statutory trust subsidiaries which have substantially the same terms as Trust Preferred 1 and 2.

In June 2003, the Company issued $57.5 million of 8.50% monthly income senior notes due June 15, 2018, from which it realized net proceeds of approximately $55 million. The Company used the proceeds from the offering to repay the remaining balance outstanding under the Credit Facility, to increase the statutory capital and surplus of its insurance subsidiaries, and for general corporate purposes. The Company has the right to call these securities beginning in June 2008.

In October 2002, the Company issued $86.25 million aggregate principal amount of Convertible Debt due September 30, 2022 from which the Company received net proceeds of approximately $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually on March 30 and September 30. In addition, contingent interest may be payable by the Company to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Each $1,000 principal amount of the Convertible Debt is convertible into 61.0948 shares of the Company’s Class A common stock under certain events specified in the indenture, including once the stock price reaches $19.64 for a specified period of time or if the Company’s senior debt rating is below Ba3 or BB-. Further, holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or, subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

The Company has a letter of credit facility (the “Letter of Credit Facility”) which provides for up to $50.0 million in letter of credit capacity. At June 30, 2003, the aggregate outstanding face value amount of letters of credit issued was $15.0 million. The Letter of Credit Facility is utilized primarily for collateralizing reinsurance obligations of the insurance subsidiaries of the Company. At June 30, 2003, fees for the Letter of Credit Facility were 0.45% per annum on the utilized portion and 0.15% on the unutilized portion. The Letter of Credit Facility is collateralized by securities with a total amortized cost of $21.8 million and a fair value of $22.3 million at June 30, 2003. The securities pledged as collateral are included in fixed maturities on the Balance Sheet.

The covenants supporting the Company’s outstanding debt and the Letter of Credit Facility contain provisions that, among other matters, limit the Company’s ability to incur additional indebtedness, merge, consolidate and acquire or sell assets. The covenants of the Company’s Letter of Credit Facility also require the Company to satisfy certain ratios related to statutory surplus, debt-to-capitalization, cash coverage, risk-based capital and reinsurance recoverables to equity. Additionally, the covenants of the Letter of Credit Facility place restrictions on dividends to shareholders. Under the most restrictive covenant, the Company would be able to pay dividends of approximately $25 million in 2003.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of June 30, 2003, the Company had recorded a liability of $6.7 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has provided a guaranty of $7.0 million related to loans on properties in which the Company has an interest. This guarantee shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004. The Company has also provided guarantees of $2.2 million related to an executive loan program for officers of the Company with a financial institution. This program expires on December 31, 2003.

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

7. SHAREHOLDERS’ EQUITY

In May 2003, shareholders approved an increase in the authorized shares of PMA Capital’s Class A common stock, which has a $5 par value, from 40 million shares to 60 million shares.

8. EARNINGS PER SHARE

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic shares - weighted average shares outstanding	31,328,922	31,279,419	31,328,922	31,240,098
Effect of dilutive stock options	2,275	--	11,560	--

Total diluted shares	31,331,197	31,279,419	31,340,482	31,240,098

For all periods presented, there were no differences in the numerator (net income (loss)), for the basic and diluted earnings per share calculation. The effects of 2.6 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003, and the effect of 3.4 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002, because they would have been anti-dilutive.

The 2003 diluted shares do not assume the conversion of the Company’s 4.25% convertible debentures into 5.3 million shares of Class A common stock because under the terms of the Convertible Debt agreement they did not meet the required conditions for holders to be able to convert the debentures.

9. RUN-OFF OPERATIONS

In May, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. On January 2, 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the six months ended June 30, 2003. During the first quarter of 2003, the Company recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for the six months ended June 30, 2003.

Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of the Company’s decision to exit from and run off this business, the results of this segment are reported as Run-off Operations.

As a result of the decision to exit from and run off this business, results for the Run-off Operations for the quarter ended June 30, 2002 included a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At June 30, 2003, the Company has a remaining obligation of approximately $1.8 million for net lease costs, the majority of which will be paid through 2004, and approximately $270,000 for severance, which will be paid through 2004.

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately 14 positions, primarily claims, remain after the terminations. Involuntary employee termination benefits of approximately $2.6 million have been paid through June 30, 2003, including approximately $600,000 during the first six months of 2003.

10. BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses. Accordingly, the Company reports operating income by segment in this footnote as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s management and Board of Directors use operating income as the measure of financial performance for our business segments because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Revenues:
PMA Re	$159,615	$183,133	$319,285	$278,941
The PMA Insurance Group	147,130	113,191	276,073	231,269
Corporate and Other	503	(207)	898	(533)
Run-off Operations(1)	920	5,574	10,627	17,997
Net realized investment gains (losses)	4,451	(17,552)	8,806	(16,160)

Total revenues	$312,619	$284,139	$615,689	$511,514

Components of net income (loss):
Pre-tax operating income (loss):
PMA Re	$13,107	$13,769	$21,684	$26,706
The PMA Insurance Group	6,838	6,387	15,178	12,794
Corporate and Other	(5,564)	(3,747)	(10,238)	(7,980)
Run-off Operations(1)	(3)	(44,407)	(2)	(87,495)
Net realized investment gains (losses)	4,451	(17,552)	8,806	(16,160)

Income (loss) before income taxes	18,829	(45,550)	35,428	(72,135)
Income tax expense (benefit)	6,662	(15,801)	12,559	(25,139)

Net income (loss)	$12,167	$(29,749)	$22,869	$(46,996)

(1)	In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

Net premiums earned by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

PMA Re:
Finite Risk and Financial Products
Casualty	$34,819	$47,011	$61,517	$68,157
Property	28,173	25,941	54,916	46,959
Other	745	4,378	3,798	9,491

Total	63,737	77,330	120,231	124,607

Traditional - Treaty
Casualty	40,856	51,793	86,112	64,608
Property	17,711	21,145	39,072	33,782
Other	185	390	575	744

Total	58,752	73,328	125,759	99,134

Specialty - Treaty
Casualty	17,576	13,506	35,398	18,721
Property	62	(2,548)	958	(2,319)
Other	76	102	316	210

Total	17,714	11,060	36,672	16,612

Facultative
Casualty	5,024	6,273	10,192	7,848
Property	1,406	1,000	2,912	2,831
Other	4	--	4	--

Total	6,434	7,273	13,108	10,679

Accident
Casualty	79	--	126	--
Other	4,288	--	6,347	--

Total	4,367	--	6,473	--

Total casualty	98,354	118,583	193,345	159,334
Total property	47,352	45,538	97,858	81,253
Total other(1)	5,298	4,870	11,040	10,445

Total premiums earned	151,004	168,991	302,243	251,032

The PMA Insurance Group:
Workers' compensation and integrated disability	110,087	80,174	203,361	165,204
Commercial automobile	14,019	11,966	26,994	23,864
Commercial multi-peril	7,460	6,740	14,567	13,555
Other	2,784	1,809	5,669	3,717

Total premiums earned	134,350	100,689	250,591	206,340

Run-off Operations	392	5,335	7,238	17,535
Corporate and Other	(124)	(215)	(380)	(433)

Consolidated net premiums earned	$285,622	$274,800	$559,692	$474,474

(1)	Primarily aviation, ocean marine and accident.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2003, compared with December 31, 2002, and our results of operations for the three and six months ended June 30, 2003, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This MD&A contains forward-looking statements, including those made in the Business Outlook section, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 32 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see Business – Risk Factors in our 2002 Form 10-K for a further discussion of risks that could materially affect our business.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $12.2 million and $22.9 million for the three and six months ended June 30, 2003, respectively, compared to net losses of $29.7 million and $47.0 million for the same periods last year.

Included in net income (loss) are after-tax net realized investment gains of $2.9 million and $5.7 million for the three and six months ended June 30, 2003, respectively, compared to after-tax net realized losses of $11.4 million and $10.5 million for the same periods last year. The net realized losses in 2002 include impairment losses of $10.3 million after-tax on fixed income securities, including $9.2 million for WorldCom.

Also included in the net loss for the second quarter of 2002 was a charge of approximately $28 million after-tax ($43 million pre-tax) for costs to exit from and run off business written by the Run-off Operations (formerly known as the Caliber One operating segment), which we exited in May 2002. The net loss for the first six months of 2002 also included prior year loss development of approximately $26 million after-tax ($40 million pre-tax) at the Run-off Operations in the first quarter of 2002.

In addition to the changes in realized investment results and the losses for the Run-off Operations in 2002 noted above, results for the second quarter and first six months of 2003 reflect improved underwriting results, partially offset by lower net investment income and higher interest expense.

Consolidated revenues increased to $312.6 million and $615.7 million for the three and six months ended June 30, 2003, respectively, compared to $284.1 million and $511.5 million for the same periods last year. The increases in revenues reflect higher net premiums earned by PMA Re and The PMA Insurance Group due to rate increases over the past few years. Additionally, pre-tax net realized investment gains were $4.5 million and $8.8 million for the second quarter and first six months of 2003, compared to pre-tax net realized investment losses of $17.6 million and $16.2 million for the same periods last year.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 10 to our Unaudited Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss). Please see Note 10 to our Unaudited Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Components of net income (loss):
Pre-tax operating income (loss):
PMA Re	$13,107	$13,769	$21,684	$26,706
The PMA Insurance Group	6,838	6,387	15,178	12,794
Corporate and Other	(5,564)	(3,747)	(10,238)	(7,980)
Run-off Operations(1)	(3)	(44,407)	(2)	(87,495)
Net realized investment gains (losses)	4,451	(17,552)	8,806	(16,160)

Income (loss) before income taxes	18,829	(45,550)	35,428	(72,135)
Income tax expense (benefit)	6,662	(15,801)	12,559	(25,139)

Net income (loss)	$12,167	$(29,749)	$22,869	$(46,996)

(1)	In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

We also provide combined ratios and operating ratios for our insurance segments on pages 18 and 22. The “combined ratio “ is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and loss adjustment expenses (“LAE”), plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Business Outlook

Our current expectation is that full year 2003 consolidated premiums for PMA Re and The PMA Insurance Group will increase by approximately 10-15% over 2002 levels. In addition, we expect that the consolidated combined ratio for full year 2003 at PMA Re and The PMA Insurance Group will be approximately equal to the combined ratio achieved in the first half of 2003. This reflects our expectation for continued strong results from the 2001, 2002 and 2003 underwriting years and our current view of the 1998 to 2000 business.

As we have experienced through the first six months of 2003, our invested asset base has grown as underwriting year premiums have been earned and collected. However, investment income is expected to be constrained in 2003 due to the low interest rate environment and the likelihood that interest rates will remain at these low levels through the end of 2003. We do not anticipate changing our current investment strategies due to the present interest rate environment.

Based on management’s current expectations, our estimated range of consolidated after-tax operating income for 2003 is between $1.40 and $1.50 per diluted share. Our range of estimated operating earnings per share for 2003 assumes that rate adequacy will continue; that loss trends run as expected, excluding catastrophes; and that recorded loss reserves for prior accident years are adequate. In addition, our earnings expectations reflect our current view of anticipated investment income in a lower interest rate environment. Our 2003 earnings per share estimate does not reflect any dilution from our 4.25% convertible senior debentures. If you were to assume conversion of this debt, then our earnings per share figures would be lower by about 10%.

We are unable to provide a reasonable estimate of the range of GAAP net income per share because this would require us to forecast net realized investment gains and losses, which are included in GAAP net income but excluded from operating income. Net realized investment gains were 18 cents per diluted share for the first half of 2003. We are unable to reasonably estimate net realized investment gains and losses for any future period, including the next six months, because they are unpredictable and not necessarily indicative of our current operating fundamentals or our future performance. In addition, in many instances, decisions to buy and sell securities are made for reasons unrelated to our operating businesses and are made at the holding company level in part due to credit concerns or overall changes in the fixed income markets.

The statements made in this Business Outlook section are forward-looking. Our actual results may differ materially from our current expectations as a result of the factors described in the cautionary statements accompanying the forward-looking statements and other factors described in the Cautionary Statements on page 32. Also, see Business – Risk Factors described in our 2002 Form 10-K.

Status of Business Outlook

Our corporate representatives authorized to speak on our behalf may meet privately during the quarter with investors, the media, investment analysts and others. At these meetings, our spokespersons may reiterate the foregoing Business Outlook. At the same time, this Business Outlook will remain publicly available. Prior to the start of the Quiet Period (described below), the public can continue to rely on this Business Outlook as still being our current expectation on matters covered, unless we publish a press release stating otherwise.

Beginning on approximately October 16, 2003, PMA Capital will observe a “Quiet Period” during which this Business Outlook no longer constitutes management’s current expectations. During the Quiet Period, this Business Outlook should be considered historical, speaking as of prior to the beginning of the Quiet Period only and should not be relied upon. We expressly disclaim any current intention to update our Business Outlook during the Quiet Period. During the Quiet Period, our spokespersons will not comment on the Business Outlook or our financial results or expectations other than through a press release or other publicly available document. The Quiet Period will last until approximately October 30, 2003, which is when we currently expect to announce our third quarter 2003 results.

Segment Results

PMA Re

Summarized financial results of PMA Re are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$172,464	$208,982	$331,043	$299,307

Net premiums earned	$151,004	$168,991	$302,243	$251,032
Net investment income	8,611	14,142	17,042	27,909

Operating revenues	159,615	183,133	319,285	278,941

Losses and LAE	93,280	121,432	205,955	178,856
Acquisition and operating expenses	53,228	47,932	91,646	73,379

Total losses and expenses	146,508	169,364	297,601	252,235

Pre-tax operating income(1)	$13,107	$13,769	$21,684	$26,706

Combined ratio	97.0%	100.3%	98.5%	100.4%
Less: net investment income ratio	-5.7%	-8.4%	-5.6%	-11.1%

Operating ratio	91.3%	91.9%	92.9%	89.3%

(1)	Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 15 - 16, and Note 10 to our Unaudited Consolidated Financial Statements.

PMA Re’s pre-tax operating income was $13.1 million and $21.7 million for the three and six months ended June 30, 2003, respectively, compared to $13.8 million and $26.7 million for the same periods in 2002. The declines in pre-tax operating income reflect lower net investment income, partially offset by improved underwriting results.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Business Unit:
Finite Risk and Financial Products	$118,461	$97,095	$195,280	$158,418
Traditional - Treaty	68,459	120,463	148,941	173,579
Specialty - Treaty	20,319	18,738	49,508	29,790
Facultative	15,105	16,485	30,707	26,687
Accident	5,516	--	9,543	--

Total	$227,860	$252,781	$433,979	$388,474

Major Lines of Business:
Casualty lines	$148,012	$167,438	$282,434	$253,680
Property lines	72,327	80,358	135,398	124,210
Other lines(1)	7,521	4,985	16,147	10,584

Total	$227,860	$252,781	$433,979	$388,474

(1)	Primarily aviation, ocean marine and accident.

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Business Unit:
Finite Risk and Financial Products	$82,918	$91,209	$126,907	$142,154
Traditional - Treaty	59,964	93,652	136,655	122,340
Specialty - Treaty	18,414	16,525	47,554	24,008
Facultative	6,404	7,596	12,930	10,805
Accident	4,764	--	6,997	--

Total	$172,464	$208,982	$331,043	$299,307

Major Lines of Business:
Casualty lines	$113,058	$139,313	$222,742	$188,018
Property lines	53,523	64,773	96,435	100,872
Other lines(1)	5,883	4,896	11,866	10,417

Total	$172,464	$208,982	$331,043	$299,307

(1)	Primarily aviation, ocean marine and accident.

Gross premiums written were $227.9 million and $434.0 million for the three and six months ended June 30, 2003, respectively, compared to $252.8 million and $388.5 million for the same periods last year. During the second quarter of 2002, we recorded an additional $58.1 million of gross premiums written ($44.2 million of net premiums written) as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update, as appropriate, the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, comparing actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily for 2001 and 2000 in the Traditional– and Specialty–Treaty units, were higher than originally estimated. The increase in net premiums earned of $35.5 million caused by this adjustment was offset by losses and LAE and acquisition expenses. In addition to the effects this adjustment had on the year-over-year comparisons, the increase in gross premiums written in the second quarter reflects higher premium writings in the Finite Risk and Financial Products unit, and the increase in gross premiums written year-to-date reflects higher premium volume across all of our business units, due primarily to rate increases. During the first six months of 2003, PMA Re renewed 65-70% of its in-force Traditional– and Specialty–Treaty business. Rate increases on this business averaged approximately 30% in 2003, as measured by the level of premium increase on renewed in-force business.

Ceded premiums were $55.4 million and $102.9 million for the three and six months ended June 30, 2003, respectively, compared to $43.8 million and $89.2 million for the same periods last year. Ceded premiums represented 24% of gross premiums written for both the second quarter and first six months of 2003, compared to 17% and 23% for the same periods last year. Ceded premiums for the second quarter and first six months of 2003 reflect ceded premiums of approximately $34 million and $66 million from our Finite Risk and Financial Products unit due under a quota share retrocessional cover that cedes one-third of this unit’s 2003 premiums and losses. This cover allows us to enhance the gross underwriting capacity of this unit and to better manage the growth in net premiums written. Offsetting these premium cessions for the six month period was approximately $26 million in cessions under two of our retrocessional covers in the first six months of 2002, primarily for the Traditional– and Specialty–Treaty units. Such ceded premiums were not required in 2003.

Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experienced-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Loss and LAE ratio	61.8%	71.9%	68.1%	71.2%

Expense ratio:
Acquisition expenses	32.7%	25.8%	28.2%	25.7%
Operating expenses	2.5%	2.6%	2.2%	3.5%

Total expense ratio	35.2%	28.4%	30.4%	29.2%

Combined ratio	97.0%	100.3%	98.5%	100.4%

The loss and LAE ratio was 61.8% and 68.1% for the three and six months ended June 30, 2003, respectively, compared to 71.9% and 71.2% for the same periods in 2002. The improvement in the loss and LAE ratios is due primarily to price increases experienced throughout all of our business units that outpaced loss cost trends. Furthermore, the loss and LAE ratio on our Finite Risk and Financial Products premiums was lower than last year reflecting better loss experience. The improvement in loss experience was offset by an increase in ceding commissions required under the terms of these contracts, which is reflected in the acquisition expense ratio. In addition, the loss and LAE ratio on property business improved over the same periods last year due to lower than expected claims activity in 2003.

Partially offsetting this favorable loss trend was unfavorable prior year loss development. During the three and six months ended June 30, 2003, PMA Re increased its net loss reserves for prior accident years by $10.0 million and $19.5 million, which increased the loss and LAE ratio by 6.6 points and 6.5 points for each respective period. Each quarter, our actuaries conduct their quarterly reserve reviews to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. During the first quarter of 2003, our actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who had recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000. PMA Re increased its net loss reserves for prior accident years related to this business based on the information available at that time. During the second quarter of 2003, our actuaries continued to monitor this business and based on new information received and analyzed by the actuaries, observed that reported and incurred claims activity during the second quarter was higher than previously expected. Based on this new information, loss reserves for prior accident years were increased in the second quarter of 2003.

The acquisition expense ratio increased 6.9 points and 2.5 points in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increases in the acquisition expense ratio primarily reflect the higher ceding commissions required on assumed Finite Risk and Financial Products pro rata contracts due to the lower loss experience on such contracts in 2003.

The operating expense ratio was 2.5% and 2.2% for the three and six months ended June 30, 2003, respectively. Excluding the impact of the premium adjustment described above, the operating expense ratio was 3.3% and 4.1% for the three and six months ended June 30, 2002, respectively. The improvement in the operating expense ratio for the second quarter of 2003, compared to the same period last year, reflects improved results related to our participation in a Lloyd’s of London syndicate and managing general agency. The improvement in the operating expense ratio for the year-to-date period also reflects a benefit of $2.6 million from the sale of an asset in the first quarter of 2003 that is included in operating expenses, and an increase in net premiums earned that outpaced expenses.

Net Investment Income

Net investment income was $8.6 million for the second quarter of 2003, compared to $14.1 million for the same period in 2002, reflecting lower yields on the invested asset portfolio of approximately 160 basis points on an average invested asset base that increased approximately 7%, and lower interest earned of $2.4 million on funds held arrangements, primarily assumed contracts. Net investment income was $17.0 million for the first six months of 2003, compared to $27.9 million for the same period last year, reflecting lower yields on the invested asset portfolio of approximately 130 basis points on an average invested asset base that increased approximately 4%, and lower interest earned of $5.5 million on funds held arrangements. For the three and six months ended June 30, 2003, the reduction in interest earned on funds held arrangements was substantially offset by lower losses on the associated assumed Finite Risk and Financial Products contracts. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$119,440	$83,647	$313,679	$260,100

Net premiums earned	$134,350	$100,689	$250,591	$206,340
Net investment income	8,203	9,193	16,474	18,031
Other revenues	4,577	3,309	9,008	6,898

Operating revenues	147,130	113,191	276,073	231,269

Losses and LAE	99,201	74,447	183,236	152,428
Acquisition and operating expenses	39,037	29,954	73,569	60,040
Dividends to policyholders	2,054	2,403	4,090	6,007

Total losses and expenses	140,292	106,804	260,895	218,475

Pre-tax operating income (1)	$6,838	$6,387	$15,178	$12,794

Combined ratio	101.9%	103.1%	101.6%	103.4%
Less: net investment income ratio	-6.1%	-9.1%	-6.6%	-8.7%

Operating ratio	95.8%	94.0%	95.0%	94.7%

(1)	Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 15 - 16, and Note 10 to our Unaudited Consolidated Financial Statements.

Pre-tax operating income for The PMA Insurance Group improved to $6.8 million and $15.2 million for the three and six months ended June 30, 2003, compared to $6.4 million and $12.8 million for the same periods in 2002. The increases in operating income were primarily due to improved underwriting results, partially offset by lower net investment income.

Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Workers' compensation and integrated disability:
Direct premiums written	$96,830	$73,010	$271,240	$226,597
Premiums assumed	7,070	1,865	11,786	4,100
Premiums ceded	(10,683)	(8,886)	(25,863)	(20,737)

Net premiums written	$93,217	$65,989	$257,163	$209,960

Commercial Lines:
Direct premiums written	$29,930	$22,176	$64,254	$61,521
Premiums assumed	138	400	409	718
Premiums ceded	(3,845)	(4,918)	(8,147)	(12,099)

Net premiums written	$26,223	$17,658	$56,516	$50,140

Total:
Direct premiums written	$126,760	$95,186	$335,494	$288,118
Premiums assumed	7,208	2,265	12,195	4,818
Premiums ceded	(14,528)	(13,804)	(34,010)	(32,836)

Net premiums written	$119,440	$83,647	$313,679	$260,100

Direct workers’ compensation and integrated disability premiums written increased by $23.8 million and $44.6 million for the three and six months ended June 30, 2003 primarily due to price increases of approximately 11% on workers’ compensation business and, to a lesser extent, an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. Our retention rate on existing accounts was 86% for the six months ended June 30, 2003. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $7.8 million and $2.7 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to improved pricing that averaged approximately 16% in the first six months of 2003.

Ceded premiums increased $724,000 and $1.2 million for the three and six months ended June 30, 2003, compared to the same periods in 2002. Premiums ceded for workers’ compensation and integrated disability increased by $1.8 million and $5.1 million as a result of the increase in direct premiums written as well as an increase in rates being charged by reinsurers. Premiums ceded for Commercial Lines decreased by $1.1 million and $4.0 million, primarily because we are retaining more of our Commercial Lines’ risks.

Net premiums written increased 43% and 21% while net premiums earned increased 33% and 21% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Loss and LAE ratio	73.8%	73.9%	73.1%	73.9%

Expense ratio:
Acquisition expenses	17.0%	17.4%	16.9%	17.5%
Operating expenses(1)	9.6%	9.4%	10.0%	9.1%

Total expense ratio	26.6%	26.8%	26.9%	26.6%
Policyholders' dividend ratio	1.5%	2.4%	1.6%	2.9%

Combined ratio	101.9%	103.1%	101.6%	103.4%

(1)	The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $12.9 million and $25.0 million for the three and six months ended June 30, 2003, respectively, and $9.5 million and $18.8 million for the three and six months ended June 30, 2002, respectively.

The loss and LAE ratios improved 0.1 points and 0.8 points for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The improvement in the loss and LAE ratio for the six months ended June 30, 2003, compared to the same period last year, is primarily due to an improved current accident year loss and LAE ratio. The improvement in the current accident year loss and LAE ratio is primarily due to price increases that have outpaced increasing loss costs. We estimate our medical cost inflation to be approximately 11%, which has contributed to increased severity of workers’ compensation losses. As discussed below, lower policyholder dividends are also used as a means to improve a policy’s overall profitability.

Overall, the total expense ratio was essentially flat for the three and six months ended June 30, 2003, compared to the same periods in 2002, as overall expenses increased in line with higher earned premiums.

The policyholders’ dividend ratio improved by 0.9 points and 1.3 points for the three and six months ended June 30, 2003, respectively, compared to the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans and wrote business under lower paying dividend plans. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $8.2 million and $16.5 million for the three and six months ended June 30, 2003, compared to $9.2 million and $18.0 million for the same periods in 2002. The lower net investment income primarily reflects a reduction in invested asset yields of approximately 110 and 90 basis points during the second quarter and first six months of 2003, compared to the same periods last year, partially offset by a higher invested asset base that increased approximately 11% and 8% for the three and six months ended June 30, 2003.

Run-off Operations

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$(1,124)	$10,089	$(2,828)	$32,170

Net premiums earned	$392	$5,335	$7,238	$17,535
Net investment income	528	239	889	462
Other revenues	--	--	2,500	--

Operating revenues	920	5,574	10,627	17,997

Losses and LAE	593	10,130	6,468	60,943
Acquisition and operating expenses	330	39,851	4,161	44,549

Total losses and expenses	923	49,981	10,629	105,492

Pre-tax operating loss (1)	$(3)	$(44,407)	$(2)	$(87,495)

(1)	Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 15 - 16, and Note 10 to our Unaudited Consolidated Financial Statements.

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

Pre-tax operating results were essentially breakeven for the Run-off Operations for the three and six months ended June 30, 2003. The first quarter 2003 sale of the capital stock of Caliber One Indemnity Company generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the six months ended June 30, 2003. During the first quarter of 2003, the Run-off Operations recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for the six months ended June 30, 2003.

Pre-tax operating losses were $44.4 million and $87.5 million for the three and six months ended June 30, 2002. As a result of the decision to exit from and run off this business, results for the Run-off Operations for the quarter ended June 30, 2002 included a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At June 30, 2003, we have a remaining obligation of approximately $1.8 million for net lease costs, the majority of which will be paid through 2004, and approximately $270,000 for severance, which will be paid through 2004.

Pre-tax operating results for the first six months of 2002 also included net unfavorable prior year development of $40 million. During the first quarter of 2002, company actuaries conducted a quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40 million. This unfavorable prior year development reflected the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

Loss Reserves

At June 30, 2003, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of June 30, 2003 is $2,430.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring prior to June 30, 2003 whether or not these claims have been reported to us.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2003, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity. See the discussion under PMA Re – Losses and Expenses beginning on page 20 and Run-off Operations beginning on page 24 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see pages 34 to 37 of the MD&A included in our 2002 Form 10-K, as well as pages 13 to 20 of our Form 10-K for the year ended December 31, 2002.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $5.6 million and $10.2 million for the three and six months ended June 30, 2003, compared to pre-tax operating losses of $3.7 million and $8.0 million for the same periods in 2002, primarily due to higher interest expense. Interest expense increased by $1.7 million and $2.9 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to a higher average amount of debt outstanding in 2003, compared with last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, our primary sources of liquidity are dividends and net tax payments from subsidiaries, and capital raising activities (both debt and equity). We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the Federal government; and corporate expenses. In addition, we periodically use cash resources to capitalize subsidiaries and to repurchase shares of our common stock.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital. Approximately $58 million of dividends are available to be paid by PMACIC to PMA Capital in 2003 without the prior approval of the Pennsylvania Insurance Commissioner. The PMA Insurance Group’s Pooled Companies can pay up to $27.4 million in dividends to PMACIC during 2003. Dividends received from subsidiaries were $8.0 million and $16.0 million for the three and six months ended June 30, 2003, respectively, and $7.0 million and $14.0 million for the three and six months ended June 30, 2002, respectively.

Net tax payments received from (paid to) subsidiaries were $(27,000) and $2.7 million for the three and six months ended June 30, 2003, compared to $1.6 million and $6.8 million for the same periods in 2002.

In the first quarter of 2003, we repaid $20 million of our bank credit facility (“Credit Facility”), reducing the outstanding balance to $45 million at March 31, 2003, compared to $65 million at December 31, 2002. The remaining $45 million was repaid in the second quarter of 2003 as discussed below.

During May 2003, we privately placed $17.5 million (“Trust Preferred 1”) and $15.0 million (“Trust Preferred 2”) of 30-year floating rate trust preferred securities through two wholly owned statutory trust subsidiaries. We used all of the approximately $31.5 million of net proceeds from the sales of these securities to pay down a portion of our Credit Facility. These securities have a 30-year maturity and are redeemable in whole, or in part, after five years from issuance at their stated liquidation amount plus accrued and unpaid interest. The interest rates on Trust Preferred 1 and 2 will equal the three-month London InterBank Offered Rate (“LIBOR”) plus 4.10% and three-month LIBOR plus 4.20%, respectively. Trust Preferred 1 and 2 will bear interest at the rate of 5.41% and 5.48% per annum, respectively, through the initial interest payment dates of August 15, 2003 and August 23, 2003, respectively. We have entered into interest rate swaps that will become effective in August 2003 and will mature in May 2008. We have designated the interest rate swaps as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with Trust Preferred 1 and 2. The interest rate swaps have notional amounts of $17.5 million and $15.0 million, and will effectively convert Trust Preferred 1 and 2 floating-rate securities to fixed rate debt with interest rates of 6.70% and 6.80%, respectively. We have the right to defer interest payments on Trust Preferred 1 and 2 for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of Trust Preferred 1 and 2.

In June 2003, we issued $57.5 million of 8.50% monthly income senior notes due June 15, 2018, from which we realized net proceeds of approximately $55 million. We used the proceeds from the offering to repay the remaining balance outstanding under the Credit Facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes. We have the right to call these securities beginning in June 2008.

We also had $86.25 million of 4.25% convertible senior debentures outstanding at both June 30, 2003 and December 31, 2002. We incurred interest expense of $2.2 million and $4.0 million for the three and six months ended June 30, 2003, compared to $572,000 and $1.1 million for the same periods last year. We paid interest of $502,000 and $3.0 million for the three and six months ended June 30, 2003, compared to $258,000 and $863,000 for the same periods last year.

We maintain a $50.0 million secured letter of credit facility (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of our insurance subsidiaries. As of June 30, 2003, we had $15.0 million outstanding under the Letter of Credit Facility.

We paid dividends to shareholders of $3.3 million and $6.6 million, respectively, during the three and six months ended June 30, 2003, compared to $3.3 million and $5.5 million for the same periods last year. The increase in dividends paid for the six months ended June 30, 2003, compared to the same period last year, is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A common stock, which occurred subsequent to the record date for the January 2002 dividend payment. Our dividends to shareholders are restricted by our debt agreements. Under the most restrictive covenant supporting our outstanding debt and Letter of Credit Facility, we would be able to pay dividends of approximately $25 million in 2003.

We did not repurchase any shares during the first six months of 2003. During the first six months of 2002, we repurchased 90,000 shares at a total cost of $1.7 million. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at June 30, 2003 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

We have provided a guaranty of $7.0 million related to a loan on properties in which we have an interest. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004. We have also provided guarantees of $2.2 million related to an executive loan program for our officers with a financial institution. The program expires on December 31, 2003.

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

We currently believe that the existing capital structure is adequate for our current and near term needs. We continually monitor the capital structure in light of developments in our businesses, and our present assessment could change as we become aware of new opportunities and challenges in our businesses. Given our debt-to-total capital ratio of 22%, we believe that we have the financial flexibility to take advantage of favorable market conditions.

INVESTMENTS

At June 30, 2003, our investment assets were carried at a fair value of $2,209.8 million and had an amortized cost of $2,128.0 million. The average credit quality of the portfolio is AA. At June 30, 2003, $17.7 million, or 0.9%, of our total investments were below investment grade, of which $4.1 million of these below investment grade investments were in an unrealized loss position, which totaled approximately $205,000. At June 30, 2003, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our fixed maturities at June 30, 2003 was $81.8 million, or 4.9% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $91.7 million and gross unrealized losses of $9.9 million. For all but one security, which was carried at its fair value of $15.4 million at June 30, 2003, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

As of June 30, 2003, our investment asset portfolio had gross unrealized losses of $9.9 million. For securities that were in an unrealized loss position at June 30, 2003, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	71	$57.6	$58.5	$0.9	98%
6 to 9 months	4	4.2	4.5	0.3	93%
9 to 12 months	6	19.2	22.1	2.8	87%
More than 12 months	6	26.4	31.7	5.4	83%

Subtotal	87	107.4	116.8	9.4	92%
U.S. Treasury and
Agency securities	30	132.6	133.1	0.5	100%

Total	117	$240.0	$249.9	$9.9	96%

Of the 6 securities that have been in an unrealized loss position for more than 12 months, 5 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 5 securities have an average unrealized loss per security of approximately $149,000. We own one security with an unrealized loss in excess of $1 million and/or less than 20% of its amortized cost at June 30, 2003. This security, a structured security backed by a

U.S. Treasury Strip, is rated AAA and has a market value of $15.4 million and a cost of $20 million. The security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold it until maturity.

The contractual maturity of securities in an unrealized loss position at June 30, 2003 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004-2007	$2.5	$2.6	$0.1	96%
2008-2012	26.9	27.5	0.6	98%
2013 and later	26.5	27.5	1.0	96%
Mortgage-backed and other
asset-backed securities	51.5	59.2	7.7	87%

Subtotal	107.4	116.8	9.4	92%
U.S. Treasury and
Agency securities	132.6	133.1	0.5	100%

Total	$240.0	$249.9	$9.9	96%

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

Based on our evaluation as of June 30, 2003, we determined there were other than temporary declines in market value of securities issued by one company, resulting in an impairment charge of $244,000 pre-tax during the quarter ended June 30, 2003. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary. Impairment charges for the six months ended June 30, 2003 were $1.3 million, related primarily to securities issued by airline companies.

During the three and six months ended June 30, 2002, we determined there were other than temporary declines in market value for 8 securities of 3 issuers, resulting in an impairment charge of $15.8 million pre-tax, including $14.2 million for WorldCom.

During the six months ended June 30, 2003, we had gross realized gains and losses of $10.3 million and $1.5 million, respectively. The gross realized losses were primarily attributable to impairment losses as discussed above.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

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

Effective January 1, 2003, we adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We have previously applied the disclosure provisions of FIN 45 to our year end 2002 financial statements. FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. Adoption of FIN 45 did not have a material effect on our consolidated financial condition, results of operations or liquidity.

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

In January 2003, we sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we have retained all assets and liabilities related to in-force policies and outstanding claim obligations and is running off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144.

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

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. During the second quarter of 2002, we recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of June 30, 2003, we had no goodwill which is subject to the provisions of SFAS No. 142. We have approximately $3.0 million of equity method goodwill (included in other assets on the Balance Sheet), which is accounted for under the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. FIN 46 is effective for new VIEs established subsequent to January 31, 2003, and for existing VIEs as of July 1, 2003.

We are currently assessing the impact that implementing FIN 46 may have on our consolidated financial statements. In this regard, we are currently evaluating whether Trabaja Reinsurance Company (“Trabaja”) is a variable interest entity as defined in FIN 46 and, if so, whether our business activities with Trabaja would warrant consolidation and/or disclosure in our future financial statements. If we were to conclude that we must consolidate Trabaja into our financial statements in accordance with FIN 46, we currently estimate that this would result in an increase in investments of approximately $280 million and a decrease in reinsurance receivables of approximately $370 million on the Balance Sheet, and we currently estimate that any impact from the initial adoption of FIN 46 would be a non-cash cumulative effect adjustment of no more than approximately $60 million after-tax. Any impact resulting from the implementation of FIN 46 would be subsequently reflected as earnings in future periods. In addition, we are currently evaluating the impact, if any, of FIN 46 on reporting for two of our wholly owned statutory trusts, which issued $32.5 million of trust preferred securities that are included on our Balance Sheet at June 30, 2003. See Note 5 to the Unaudited Consolidated Financial Statements for additional information about the trust preferred debt. We currently do not expect the application of FIN 46 to these wholly owned statutory trusts to be material to our financial condition, results of operations or liquidity. We are required to adopt FIN 46 in the third quarter of 2003. FIN 46 will have no effect on the statutory capital or results of operations of our insurance subsidiaries.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We do not expect adoption of this statement to have a material impact on our financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements are effective for the third quarter of 2003. Adoption of this statement did not have an impact on our financial statements.

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

CAUTIONARY STATEMENTS

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, including in the Business Outlook section, are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers' compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the effect on our reinsurance premium writings if we are unable to attract and retain business, particularly facultative reinsurance and treaty reinsurance for cedants with a very high level of surplus, as a result of the lowering of our financial strength rating by A.M. Best to "A- (Excellent)" in February 2003;
•	the lowering or loss of one or more of the financial strength, claims paying or debt ratings, and the impact that any such downgrade may have on our ability to write business or raise capital;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	adequacy and collectibility of reinsurance that we purchased;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	reliance on key management;
•	uncertainties related to possible terrorist activities or international hostilities; and
•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of John W. Smithson, President and Chief Executive Officer, and William E. Hitselberger, Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 5. Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 21, 2003. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect four nominees as members of our Board of Directors to serve for terms expiring at the 2006 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Frederick W. Anton III	27,393,841	209,666
Joseph H. Foster	27,265,221	338,286
James F. Malone III	27,373,741	229,766
L.J. Rowell, Jr.	27,219,439	384,068

2.	Proposal to amend the Restated Articles of Incorporation to increase authorized shares of Class A common stock from 40,000,000 to 60,000,000 was approved as follows:

Total Votes
Votes in favor	26,379,215
Votes against	1,221,697
Abstentions	2,595

3.	Proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Auditors:

Total Votes
Votes in favor	26,680,331
Votes against	921,525
Abstentions	1,651

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 36.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

During the quarterly period ended June 30, 2003, we filed the following Reports on Form 8-K:

-	dated April 2, 2003, Items 4 and 7 - containing information regarding a change in independent auditors.
-	dated April 17, 2003, Items 7 and 9, as amended by Form 8-K/A dated April 17, 2003, - containing a news release announcing the expected release of first quarter 2003 earnings.
-	dated May 7, 2003, Items 7 and 9 - containing an earnings release and a news release announcing our private placement offering.
-	dated May 7, 2003, Items 7 and 9 - containing information from our first quarter 2003 statistical supplement.
-	dated May 19, 2003, Items 7 and 9 - containing news releases announcing our senior debt offering and the webcast of the 2003 annual meeting.
-	dated May 20, 2003, Items 5 and 7 - containing a news release announcing our private placement offering.
-	dated May 21, 2003, Items 5 and 7 - containing information regarding approval of proposals presented at the annual shareholders' meeting and containing a news release announcing declaration of our regular quarterly shareholder dividend.
-	dated May 22, 2003, Items 5 and 7 - containing a news release announcing the sale of private placement securities.
-	dated May 29, 2003, Items 7 and 9 - containing a news release announcing the pricing of our senior debt offering.
-	dated May 29, 2003, Items 5 and 7 - containing information regarding our senior debt offering.
-	dated June 5, 2003, Items 5 and 7 - containing information regarding the closing of our senior debt offering.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 12, 2003	By: /s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(3)	Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation as last amended June 16, 2003	Filed herewith

3.2	Bylaws as last amended and restated May 21, 2003	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of CEO Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.