Form 10-Q
period 2003-09-30
PMA CAPITAL CORP
filed 2003-11-14
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 31,334,403 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 31, 2003.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands)	As of September 30, 2003	As of December 31, 2002

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2003 - $1,749,008; 2002 - $1,477,921)	$1,807,977	$1,529,924
Short-term investments	187,320	298,686
Short-term investments, loaned securities collateral	113,978	--
Cash	34,954	43,853

Total investments and cash	2,144,229	1,872,463

Accrued investment income	23,764	18,600
Premiums receivable (net of valuation allowance:
2003 - $10,776; 2002 - $9,528)	379,041	363,675
Reinsurance receivables (net of valuation allowance:
2003 - $5,193; 2002 - $5,483)	1,252,928	1,295,083
Deferred income taxes, net	93,181	94,074
Deferred acquisition costs	105,089	89,222
Funds held by reinsureds	153,263	157,479
Other assets	255,292	215,198

Total assets	$4,406,787	$4,105,794

Liabilities:
Unpaid losses and loss adjustment expenses	$2,486,776	$2,449,890
Unearned premiums	490,461	405,379
Short-term debt	--	65,000
Long-term debt	186,250	86,250
Accounts payable, accrued expenses and other liabilities	297,028	253,175
Funds held under reinsurance treaties	313,688	249,670
Dividends to policyholders	14,851	14,998
Payable under securities loan agreements	113,960	42

Total liabilities	3,903,014	3,524,404

Commitments and contingencies (Note 7)

Shareholders' Equity:
Class A Common stock, $5 par value
(2003 - 60,000,000 authorized, 34,217,945 shares issued and 31,329,063 outstanding
2002 - 40,000,000 authorized, 34,217,945 shares issued and 31,328,922 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	235,607	319,014
Accumulated other comprehensive income	40,341	34,552
Notes receivable from officers	(64)	(62)
Treasury stock, at cost (shares: 2003 - 2,888,882 and 2002 - 2,889,023)	(52,532)	(52,535)

Total shareholders' equity	503,773	581,390

Total liabilities and shareholders' equity	$4,406,787	$4,105,794

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2003	2002	2003	2002

Revenues:
Net premiums written	$285,283	$268,851	$926,797	$859,995
Change in net unearned premiums	8,199	(16,120)	(73,623)	(132,790)

Net premiums earned	293,482	252,731	853,174	727,205
Net investment income	17,167	18,087	52,592	63,873
Net realized investment gains (losses)	1,392	(3,868)	10,198	(20,028)
Other revenues	4,147	4,057	15,913	11,471

Total revenues	316,188	271,007	931,877	782,521

Losses and expenses:
Losses and loss adjustment expenses	335,789	180,733	731,448	572,960
Acquisition expenses	63,221	55,390	191,656	161,202
Operating expenses	23,327	18,067	71,421	96,571
Dividends to policyholders	2,090	1,469	6,180	7,476
Interest expense	2,953	519	6,936	1,618

Total losses and expenses	427,380	256,178	1,007,641	839,827

Income (loss) before income taxes	(111,192)	14,829	(75,764)	(57,306)

Income tax expense (benefit):
Current	(221)	--	--	--
Deferred	(14,565)	5,454	(2,227)	(19,685)

Total	(14,786)	5,454	(2,227)	(19,685)

Net income (loss)	$(96,406)	$9,375	$(73,537)	$(37,621)

Net income (loss) per share:
Basic	$(3.08)	$0.30	$(2.35)	$(1.20)

Diluted	$(3.08)	$0.30	$(2.35)	$(1.20)

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002

Cash flows from operating activities:
Net loss	$(73,537)	$(37,621)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income tax benefit	(2,227)	(19,685)
Net realized investment (gains) losses	(10,198)	20,028
Change in:
Premiums receivable and unearned premiums, net	69,716	59,004
Reinsurance receivables	42,155	365
Unpaid losses and loss adjustment expenses	36,886	(20,130)
Funds held by reinsureds	4,216	(14,511)
Funds held under reinsurance treaties	64,018	28,058
Deferred acquisition costs	(15,867)	(22,886)
Accounts payable, accrued expenses and other liabilities	44,562	(2,340)
Dividends to policyholders	(147)	(377)
Accrued investment income	(5,164)	(2,284)
Other, net	(21,403)	20,331

Net cash flows provided by operating activities	133,010	7,952

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(826,555)	(689,071)
Maturities or calls	230,470	149,558
Sales	307,323	478,000
Net sales of short-term investments	111,188	69,161
Sale of subsidiary, net of cash sold	17,676	--
Other, net	(3,482)	(6,776)

Net cash flows provided by (used in) investing activities	(163,380)	872

Cash flows from financing activities:
Dividends paid to shareholders	(9,869)	(8,812)
Issuance of long-term debt	100,000	55,000
Debt issue costs	(3,662)	--
Repayments of short-term debt	(65,000)	(62,500)
Proceeds from exercise of stock options	2	2,866
Purchase of treasury stock	--	(1,726)
Net repayments of notes receivable from officers	--	96

Net cash flows provided by (used in) financing activities	21,471	(15,076)

Net decrease in cash	(8,899)	(6,252)
Cash - beginning of period	43,853	20,656

Cash - end of period	$34,954	$14,404

Supplementary cash flow information:
Income taxes paid (refunded)	$2,600	$(1,000)
Interest paid	$6,568	$1,852

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net income (loss)	$(96,406)	$9,375	$(73,537)	$(37,621)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(13,930)	24,889	11,199	14,313
Less: reclassification adjustment for (gains)
losses included in net income (loss) (net of
tax expense (benefit): $487 and ($1,354) for
three months ended September 30, 2003 and
2002; $3,569 and ($7,010) for nine months
ended September 30, 2003 and 2002)	(905)	2,514	(6,629)	13,018

Total unrealized gain (loss) on securities	(14,835)	27,403	4,570	27,331
Unrealized gain from cash flow hedging activities
(net of tax expense of $211 for three and nine
months ended September 30, 2003)	391	--	391	--
Foreign currency translation gain, net of tax
expense: $88 and $170 for three months
ended September 30, 2003 and 2002; $446 and $417 for
nine months ended September 30, 2003 and 2002	164	314	828	777

Other comprehensive income (loss), net of tax	(14,280)	27,717	5,789	28,108

Comprehensive income (loss)	$(110,686)	$37,092	$(67,748)	$(9,513)

See accompanying notes to the consolidated financial statements.

PMA Capital Corporation

Notes to the Unaudited Consolidated Financial Statements

1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital is an insurance holding company that operates the following businesses:

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

PMA Re — Prior to November 6, 2003, the Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. Effective November 6, 2003, the Company decided to withdraw from the reinsurance business. See Note 3 for further information.

Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment are reported as Run-off Operations. See Note 11 for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2003 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2002 Annual Report to Shareholders and incorporated by reference in its Form 10-K for the year ended December 31, 2002.

B. Recent Accounting Pronouncements – Effective December 31, 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company has applied the disclosure provisions of SFAS No. 148.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2003	2002	2003	2002

Net income (loss)	$(96,406)	$9,375	$(73,537)	$(37,621)
Stock-based compensation expense
already included in reported net income
(loss), net of tax	39	31	116	101
Total stock-based compensation expense
determined under fair value based
method, net of tax	(434)	(390)	(952)	(1,089)

Pro forma net income (loss)	$(96,801)	$9,016	$(74,373)	$(38,609)

Net income (loss) per share:
Basic - as reported	$(3.08)	$0.30	$(2.35)	$(1.20)

Basic - pro forma	$(3.09)	$0.29	$(2.37)	$(1.23)

Diluted - as reported	$(3.08)	$0.30	$(2.35)	$(1.20)

Diluted - pro forma	$(3.09)	$0.29	$(2.37)	$(1.23)

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

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements are effective for the third quarter of 2003. Adoption of this statement did not have a material impact on the Company’s financial statements.

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

In January 2003, the Company sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to in-force policies and outstanding claim obligations and is running off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point the Company will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144. See Note 11 for additional information.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to the Company’s exit from the excess and surplus lines business, which the Company announced in May 2002. The Company will apply the provisions of SFAS No. 146 to its exit from the reinsurance business, which the Company announced in November 2003.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company no longer amortizes goodwill, but instead tests it periodically for impairment. During the second quarter of 2002, the Company recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of September 30, 2003, the Company had no goodwill which is subject to the provisions of SFAS No. 142. The Company has approximately $3.0 million of equity method goodwill (included in other assets on the Balance Sheet), which is accounted for under the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. On October 9, 2003 the FASB issued FASB Staff Position 46-6, which deferred the effective date for the application of the provisions of FIN 46 for VIEs created before February 1, 2003. As a result, FIN 46 is effective for those VIEs on December 31, 2003.

The Company is currently assessing the impact that implementing FIN 46 may have on its consolidated financial statements. Based on FIN 46 and its current interpretations, the Company does not expect that its business activities with Trabaja Reinsurance Corporation will warrant consolidation in its future financial statements. The Company is also currently evaluating the impact, if any, of FIN 46 on its reporting for three of its wholly owned statutory trusts, which issued $42.5 million of trust preferred securities that are included on the Company’s Balance Sheet at September 30, 2003. The Company does not expect that application of the provisions of FIN 46 to these trust preferred securities will have a material impact on its financial condition or results of operations. See Note 6 for additional information about the trust preferred debt.

3. SUBSEQUENT EVENTS

On November 4, 2003, the Company announced that it had recorded a pre-tax charge of approximately $150 million at September 30, 2003 to strengthen loss reserves at PMA Re. The principal nationally recognized ratings agencies that rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation have taken the following actions on our ratings:

•

A.M. Best announced that it has lowered the insurer financial strength rating of PMA Capital Insurance Company, our reinsurance subsidiary, from A- (4th of 16) to B++ (5th of 16), and has lowered the insurer financial strength rating of The PMA Insurance Group (Pennsylvania Manufacturers’ Association Insurance Company,

Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, from A- (4th of 16) to B++ (5th of 16). All of these ratings are under review with negative implications.

•

Standard & Poor’s announced that it has lowered the insurer financial strength of PMA Capital Insurance Company from A- (7th of 21) to BBB- (10th of 21), and has lowered the insurer financial strength of the Pooled Companies from A- (7th of 21) to BBB (9th of 21). Standard & Poor’s also lowered the senior debt ratings on PMA Capital Corporation from BBB- (10th of 22) to BB- (13th of 22). All of these ratings are on credit watch with negative implications.

•

Moody’s Investors Service announced that it has lowered the insurer financial strength of PMA Capital Insurance Company from Baa1 (8th of 21) to Ba1 (11th of 21), and has lowered the insurer financial strength of the Pooled Companies from Baa1 (8th of 21) to Baa2 (9th of 21). Moody’s also lowered the senior debt ratings on PMA Capital Corporation from Ba1 (11th of 21) to Ba3 (13th of 21). All of these ratings are on review for further possible downgrade.

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re, which will not be writing new reinsurance business in the future. The Company is currently evaluating the costs to exit from this business. The Company is currently exploring strategic alternatives and has engaged Banc of America Securities LLC to assist it in this activity.

As we have disclosed previously, a downgrade in the insurer financial strength ratings of our insurance subsidiaries could result in a material loss of business as policyholders move to other companies with higher financial strength ratings. Management believes that the aforementioned downgrades, especially the A.M. Best downgrades, may significantly impair the ability of the Company’s primary insurance operations to write business. Any further downgrades to the insurer financial strength ratings of our insurance subsidiaries would have a material adverse effect on the Company’s results of operations, liquidity and capital resources.

The downgrade in our debt ratings will affect our ability to raise additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, this downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

If Standard & Poor’s lowers the debt rating assigned to our 4.25% Senior Convertible Debentures due 2022, or the Debentures, below BB- and Moody’s lowers the debt rating assigned to the Debentures below Ba3, or the ratings assigned to the Debentures are suspended or withdrawn, or only one rating agency is rating the Debentures and the rating is below the levels specified in this sentence, then each $1,000 principal amount of the Debentures, of which $86.25 million is outstanding, will become convertible into 61.0948 shares of our Class A common stock at a conversion price of $16.368 per share, subject to adjustment upon certain events as described in the indenture filed as an exhibit to our Form 8-K dated October 16, 2002.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

On November 4, 2003, the Company’s Board of Directors resolved to suspend dividends on the Company’s Class A common stock.

On November 6, 2003, several purported class action lawsuits were filed against PMA Capital Corporation and certain other defendants. A purported class action lawsuit captioned Pitt v. PMA Capital Corporation, et. al. has been filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from May 7, 2003 to November 3, 2003. The complaint names PMA Capital Corporation and certain officers as defendants. The complaint alleges, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Two purported class action lawsuits, Augenbaum v. PMA Capital Corporation, et. al., and Klinghoffer v. PMA Capital Corporation, et. al., were filed in the Eastern District of Pennsylvania by alleged purchasers of the Company’s 4.25% Convertible Debentures and 8.50% Monthly Income Senior Notes. The complaints name PMA Capital Corporation, PMA Capital Trust I, PMA Capital Trust II, certain of the Company’s officers and directors and investment banking firms as defendants. The complaints allege, among other things, that the defendants violated Section 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements about its reserves in the registration statement, prospectuses and prospectus supplements in connection with the debt.

On November 7, 2003, a purported class action lawsuit captioned Newman v. PMA Capital Corporation, John W. Smithson, Francis W. McDonnell and William E. Hitselberger, was filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from November 13, 1998 to November 3, 2003. The complaint alleges, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Additional lawsuits alleging substantially similar claims may have been filed at the time of this filing or may be filed in the future. The Company intends to vigorously defend against the claims asserted in these actions. Although the lawsuits are in their earliest stages, the lawsuits may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company is currently in default under two financial covenants under its Letter of Credit Facility. The lender has canceled the Letter of Credit Facility, which was scheduled to terminate on December 4, 2003. However, the lender has agreed to waive the defaults and to renew the outstanding letters of credit issued under the Letter of Credit Facility for one year. See Note 6 for additional information.

As of September 30, 2003, the Company had $21 million in cash at the holding company. Management currently believes that the Company’s available sources of funds will provide sufficient liquidity to meet its short-term obligations without receiving dividends from its insurance subsidiaries. The Company’s ability to meet its long-term obligations will depend on its ability to receive dividends from its insurance subsidiaries. Under the Company’s existing corporate structure, it directly owns one of its insurance subsidiaries, PMA Capital Insurance Company, which, in turn, owns the insurance subsidiaries comprising The PMA Insurance Group. As previously disclosed, the Company has agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to PMA Capital Corporation subsequent to November 6, 2003, without the prior approval of the Pennsylvania Insurance Department. As a result and because the Company must depend upon dividends from its operating subsidiaries to meet its long-term obligations, unless the Pennsylvania Insurance Department permits such dividends, the Company may not be able to receive dividends from its operating subsidiaries in sufficient amounts to pay these long-term obligations. Further, any event that would have a material adverse effect on the $21 million of holding company cash or the results of operations of the Company’s insurance subsidiaries could affect its liquidity and ability to meet its contractual obligations and operating needs.

On November 10, 2003, the Company announced that it has reached a preliminary agreement to sell to Imagine Insurance Company Limited (“Imagine”) the renewal rights to PMA Re’s finite business and the opportunity to assume PMA Re’s finite business currently in force. The consummation of the transaction is subject to the completion of due diligence and definitive documentation. Accordingly, there can be no assurance that the transaction will be consummated. Under the preliminary terms of the transaction, Imagine will compensate the Company based upon the amount of in-force business assumed and renewed by Imagine, which the Company cannot currently estimate. Accordingly, the Company cannot currently estimate whether the transaction will be material to its results of operations or liquidity.

4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2003, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of September 30, 2003 was $2,486.8 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to September 30, 2003 whether or not these claims have been reported to the Company.

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

PMA Re increased net loss reserves for prior accident years by $150 million and $170 million for the three and nine months ended September 30, 2003, respectively. PMA Re’s third quarter 2003 reserve charge relates to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge relates to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during these same years. During the third quarter, Company actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused the Company to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that applicable carried loss reserves were reasonable at September 30, 2003.

PMA Re’s analysis was enhanced by an extensive review of specific accounts, comprising about 40% of carried reserves for accident years 1997 to 2000. Company actuaries visited a number of former ceding company clients, which collectively comprised about 25% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. Company actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2003, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

5. REINSURANCE

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

The components of net premiums written, net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Premiums written:
Direct	$162,779	$130,238	$498,198	$517,883
Assumed	189,601	192,068	635,775	585,360
Ceded	(67,097)	(53,455)	(207,176)	(243,248)

Net	$285,283	$268,851	$926,797	$859,995

Premiums earned:
Direct	$156,717	$151,721	$441,917	$459,005
Assumed	203,912	168,636	596,792	511,577
Ceded	(67,147)	(67,626)	(185,535)	(243,377)

Net	$293,482	$252,731	$853,174	$727,205

Losses and LAE:
Direct	$122,531	$109,500	$344,439	$418,629
Assumed	284,190	87,760	577,080	335,586
Ceded	(70,932)	(16,527)	(190,071)	(181,255)

Net	$335,789	$180,733	$731,448	$572,960

6. DEBT

(dollar amounts in thousands)	As of September 30, 2003	As of December 31, 2002

Short-term debt:
Bank credit facility	$-	$65,000

Long-term debt:
4.25% Convertible debt	86,250	86,250
Trust preferred securities	42,500	-
8.50% Senior notes	57,500	-

Total long-term debt	186,250	86,250

Total debt	$186,250	$151,250

In October 2002, the Company issued $86.25 million aggregate principal amount of Convertible Debt due September 30, 2022 from which the Company received net proceeds of approximately $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually on March 30 and September 30. In addition, contingent interest may be payable by the Company to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Each $1,000 principal amount of the Convertible Debt is convertible into 61.0948 shares of the Company’s Class A common stock at a conversion price of $16.368 per share under certain events specified in the indenture, including if the Company’s senior debt rating is below Ba3 by Standard & Poor’s or BB- by Moody’s, or the ratings assigned to the Debentures are suspended or withdrawn, or only one rating agency is rating the Debentures and the rating is below the levels specified in this sentence. Further, holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or, subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

During September 2003, the Company privately placed $10.0 million (“Trust Preferred”) of 30-year floating rate trust preferred securities through a wholly owned statutory trust subsidiary, realizing net proceeds of approximately $9.7 million. The Trust Preferred has a 30-year maturity and is redeemable in whole, or in part, after five years from issuance at its stated liquidation amount plus accrued and unpaid interest. The interest rate on the Trust Preferred equals the three-month London InterBank Offered Rate (“LIBOR”) plus 4.05% and is payable on a quarterly basis. At September 30, 2003, the interest rate on the Trust Preferred was 5.19%.

The Company has the right to defer interest payments on the trust preferred securities for up to twenty consecutive quarters but, if so deferred, the Company may not declare or pay cash dividends or distributions on its Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of the trust preferred securities and the Company issued junior subordinated debentures to the statutory trust subsidiaries which have substantially the same terms as the trust preferred securities.

The Company entered into interest rate swaps with notional amounts of $17.5 million and $15.0 million and designated them as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with trust preferred securities sold in the first six months of 2003. The interest rate swaps effectively converted these trust preferred floating-rate securities sold in the first six months of 2003 to fixed rate debt with interest rates of 6.70% and 6.80%, respectively. The Company settled these interest rate swaps for net proceeds of $1.1 million in November 2003.

The Company has a letter of credit facility (the “Letter of Credit Facility”) which provides for up to $50.0 million in letter of credit capacity. At September 30, 2003, the aggregate outstanding face amount of letters of credit issued was $15.0 million. The Letter of Credit Facility is utilized primarily for collateralizing reinsurance obligations of the insurance subsidiaries of the Company. The Letter of Credit Facility is collateralized by securities with a total amortized cost of $17.9 million and a fair value of $18.2 million at September 30, 2003. The securities pledged as collateral are included in fixed maturities on the Balance Sheet. At September 30, 2003, fees for the Letter of Credit Facility were 0.45% per annum on the utilized portion and 0.15% on the unutilized portion.

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

The Company is currently in default under certain financial covenants under its Letter of Credit Facility. The lender has cancelled the Letter of Credit Facility, which was scheduled to terminate on December 4, 2003. However, the lender has agreed to waive the default and to renew the outstanding letters of credit issued under the Letter of Credit Facility for one year.

7. COMMITMENTS AND CONTINGENCIES

In general, the Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by the Company. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In July 2003, the Company executed a 15-year lease extension for 87,500 square feet of office space in Philadelphia, Pennsylvania. Total lease payments under the lease are expected to be $1.1 million annually in 2004, 2005, 2006 and 2007, and $18.0 million thereafter.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s licensed insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other licensed insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of September 30, 2003, the Company had a recorded liability of $6.8 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

In November 2003, several purported class action lawsuits were filed against PMA Capital Corporation and certain other defendants. See Note 3 for additional information.

8. SHAREHOLDERS’ EQUITY

In May 2003, shareholders approved an increase in the authorized shares of PMA Capital’s Class A common stock, which has a $5 par value, from 40 million shares to 60 million shares.

9. EARNINGS PER SHARE

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Basic shares - weighted average shares outstanding	31,328,965	31,328,813	31,328,936	31,269,995
Effect of dilutive stock options	-	293,180	-	-

Total diluted shares	31,328,965	31,621,993	31,328,936	31,269,995

For all periods presented, there were no differences in the numerator (net income (loss)) for the basic and diluted earnings per share calculation. The effects of 3.1 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, and the effect of 1.2 million and 3.2 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002, respectively, because they would have been anti-dilutive.

The 2003 diluted shares do not assume the conversion of the Company’s 4.25% convertible debentures into 5.3 million shares of Class A common stock because under the terms of the Convertible Debt agreement they did not meet the required conditions for holders to be able to convert the debentures.

10. INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

As of September 30, 2003, the Company has a net operating loss (“NOL”) carryforward of $230 million, which will begin to expire in 2018, and an $8.4 million alternative minimum tax credit carryforward, which does not expire. The NOL carryforward, which produces a gross deferred tax asset of $80.5 million, will be applied to reduce future taxable income of the Company. During the quarter, the Company evaluated the recoverability of its deferred tax asset. Based upon management’s consideration of projected future taxable income and reversal of deferred tax liabilities, a valuation allowance in the amount of $24 million was established. This valuation allowance amount reserves against $15.6 million of gross deferred tax assets related to the NOL carryforward and $8.4 million related to the alternative minimum tax credit carryforward because it is more likely than not that this portion of the benefit will not be realized. The realizability of the Company’s deferred tax asset and the corresponding valuation allowance will be assessed periodically based on the Company’s current and anticipated results of operations. The valuation allowance could either increase or decrease in the near term if the Company’s estimates of future taxable income change.

11. RUN-OFF OPERATIONS

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. On January 2, 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the nine months ended September 30, 2003. During the first quarter of 2003, the Company recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for the nine months ended September 30, 2003.

Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of the Company’s decision to exit from and run off this business, the results of this segment are reported as Run-off Operations.

As a result of the decision to exit from and run off this business, results for the Run-off Operations for the nine months ended September 30, 2002 included a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At September 30, 2003, the Company has a remaining obligation of approximately $1.2 million for net lease costs and approximately $182,000 for severance.

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately 14 positions, primarily claims, remain after the terminations. Involuntary employee termination benefits of approximately $2.6 million have been paid through September 30, 2003, including approximately $700,000 during the first nine months of 2003.

12. BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses. Accordingly, the Company reports operating income by segment in this footnote as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s management and Board of Directors use operating income as the measure of financial performance for the Company’s business segments because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Revenues:
The PMA Insurance Group	$154,179	$116,150	$430,252	$347,419
PMA Re (1)	161,350	144,750	480,635	423,691
Corporate and Other	333	(389)	1,231	(922)
Run-off Operations(2)	(1,066)	14,364	9,561	32,361
Net realized investment gains (losses)	1,392	(3,868)	10,198	(20,028)

Total revenues	$316,188	$271,007	$931,877	$782,521

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$7,345	$6,714	$22,523	$19,508
PMA Re (1)	(113,673)	15,196	(91,989)	41,902
Corporate and Other	(6,259)	(3,211)	(16,497)	(11,191)
Run-off Operations(2)	3	(2)	1	(87,497)
Net realized investment gains (losses)	1,392	(3,868)	10,198	(20,028)

Income (loss) before income taxes	(111,192)	14,829	(75,764)	(57,306)
Income tax expense (benefit)	(14,786)	5,454	(2,227)	(19,685)

Net income (loss)	$(96,406)	$9,375	$(73,537)	$(37,621)

(1)

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re. Accordingly, the results of this segment will be reported as run-off operations commencing with the fourth quarter of 2003.

(2)

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

Net premiums earned by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

The PMA Insurance Group:
Workers' compensation and integrated disability	$118,826	$84,480	$322,187	$249,684
Commercial automobile	13,478	10,280	40,472	34,144
Commercial multi-peril	7,543	6,432	22,110	19,987
Other	2,120	1,998	7,789	5,715

Total premiums earned	141,967	103,190	392,558	309,530

PMA Re (1):
Finite Risk and Financial Products
Casualty	26,265	16,687	87,782	84,844
Property	24,991	22,977	79,907	69,936
Other	2,131	4,740	5,929	14,231

Total	53,387	44,404	173,618	169,011

Traditional - Treaty
Casualty	48,827	47,039	134,939	111,648
Property	20,865	20,985	59,937	54,767
Other	456	1,404	1,031	2,147

Total	70,148	69,428	195,907	168,562

Specialty - Treaty
Casualty	18,143	15,320	53,541	34,041
Property	347	3,309	1,305	990
Other	65	110	381	320

Total	18,555	18,739	55,227	35,351

Facultative
Casualty	4,260	1,162	14,452	9,010
Property	3,056	1,778	5,968	4,609
Other	1	-	5	-

Total	7,317	2,940	20,425	13,619

Accident
Casualty	11	-	137	-
Other	3,942	-	10,289	-

Total	3,953	-	10,426	-

Total casualty	97,506	80,208	290,851	239,543
Total property	49,259	49,049	147,117	130,302
Total other(2)	6,595	6,254	17,635	16,698

Total premiums earned	153,360	135,511	455,603	386,543

Run-off Operations	(1,617)	14,250	5,621	31,785
Corporate and Other	(228)	(220)	(608)	(653)

Consolidated net premiums earned	$293,482	$252,731	$853,174	$727,205

(1)

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re. Accordingly, the results of this segment will be reported as run-off operations commencing with the fourth quarter of 2003.

(2)	Primarily aviation, ocean marine and accident.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2003, compared with December 31, 2002, and our results of operations for the three and nine months ended September 30, 2003, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

The MD&A contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 36 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see Business – Risk Factors in our 2002 Form 10-K for a further discussion of risks that could materially affect our business.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net losses of $96.4 million and $73.5 million for the three and nine months ended September 30, 2003, respectively, compared to net income of $9.4 million and a net loss of $37.6 million for the same periods last year.

The net loss for the third quarter and first nine months of 2003 includes an after-tax charge of $97.5 million ($150 million pre-tax), to increase loss reserves at PMA Re. On November 6, 2003, we announced our decision to exit from the reinsurance business and we will not be writing new reinsurance business in the future. See Recent Events beginning on page 18 for additional information. Additionally, based on an updated evaluation of our deferred tax asset at September 30, 2003, we established a valuation allowance on the deferred tax asset of $24 million.

The net loss for the nine months ended September 30, 2002 includes a second quarter charge of approximately $28 million after-tax ($43 million pre-tax) for costs to exit from and run off business written by the Run-off Operations (formerly known as the Caliber One operating segment) and unfavorable prior year loss development of $26 million after-tax ($40 million pre-tax) at the Run-off Operations in the first quarter of 2002.

Included in net income (loss) are after-tax net realized investment gains of $905,000 and $6.6 million for the three and nine months ended September 30, 2003, respectively, compared to after-tax net realized losses of $2.5 million and $13.0 million for the same periods last year. The net realized losses in 2002 include impairment losses of $4.1 million and $14.4 million after-tax, respectively, on fixed income securities.

Consolidated revenues increased to $316.2 million and $931.9 million for the three and nine months ended September 30, 2003, respectively, compared to $271.0 million and $782.5 million for the same periods last year. The increases in revenues reflect higher net premiums earned by The PMA Insurance Group and PMA Re due primarily to rate increases. Additionally, pre-tax net realized investment gains were $1.4 million and $10.2 million for the third quarter and first nine months of 2003, compared to pre-tax net realized investment losses of $3.9 million and $20.0 million for the same periods last year.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 12 to our Unaudited Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss). Please see Note 12 to our Unaudited Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$7,345	$6,714	$22,523	$19,508
PMA Re (1)	(113,673)	15,196	(91,989)	41,902
Corporate and Other	(6,259)	(3,211)	(16,497)	(11,191)
Run-off Operations(2)	3	(2)	1	(87,497)
Net realized investment gains (losses)	1,392	(3,868)	10,198	(20,028)

Income (loss) before income taxes	(111,192)	14,829	(75,764)	(57,306)
Income tax expense (benefit)	(14,786)	5,454	(2,227)	(19,685)

Net income (loss)	$(96,406)	$9,375	$(73,537)	$(37,621)

(1)

On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re. Accordingly, the results of this segment will be reported as run-off operations commencing with the fourth quarter of 2003.

(2)	In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

We also provide combined ratios and operating ratios for our insurance segments on pages 20 and 23. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and loss adjustment expenses (“LAE”), plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Recent Events

On November 4, 2003, we announced that we had recorded a pre-tax charge of approximately $150 million at September 30, 2003 to strengthen loss reserves at PMA Re. The principal nationally recognized ratings agencies that rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation have taken the following actions on our ratings:

•

A.M. Best announced that it has lowered the insurer financial strength rating of PMA Capital Insurance Company, our reinsurance subsidiary, from A- (4thof 16) to B++ (5thof 16), and has lowered the insurer financial strength rating of The PMA Insurance Group (Pennsylvania Manufacturers’Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, from A- (4thof 16) to B++ (5th of 16). All of these ratings are under review with negative implications.

•	Standard & Poor’s announced that it has lowered the insurer financial strength of PMA Capital Insurance Company from A- (7thof 21) to BBB- (10thof 21), and has lowered the insurer financial strength of the Pooled Companies from A- (7thof 21) to BBB (9thof 21). Standard & Poor’s also lowered the senior debt ratings on PMA Capital Corporation from BBB- (10thof 22) to BB- (13thof 22). All of these ratings are on credit watch with negative implications.

•

Moody’s Investors Service announced that it has lowered the insurer financial strength of PMA Capital Insurance Company from Baa1 (8thof 21) to Ba1 (11thof 21), and has lowered the insurer financial strength of the Pooled Companies from Baa1 (8thof 21) to Baa2 (9thof 21). Moody’s also lowered the senior debt ratings on PMA Capital Corporation from Ba1 (11thof 21) to Ba3 (13thof 21). All of these ratings are on review for further possible downgrade.

See Part II – Item 5 – Other Information – Risk Factors beginning on page 37 for additional information regarding our ratings.

On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common stock.

On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re, which will not be writing new reinsurance business in the future. We are presently evaluating our strategic alternatives regarding this business. We have agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to us subsequent to November 6, 2003, without the prior approval of the Pennsylvania Insurance Department. See Part II – Item 5 – Other Information – Risk Factors beginning on page 37 for additional information regarding our agreement with the Pennsylvania Insurance Department. Several purported class action lawsuits were filed against us and certain other defendants. For further information, see Part II – Item 1 – Legal Proceedings.

On November 10, 2003, the Company announced that it has reached a preliminary agreement to sell to Imagine Insurance Company Limited (“Imagine”) the renewal rights to PMA Re’s finite business and the opportunity to assume PMA Re’s finite business currently in force. The consummation of the transaction is subject to the completion of due diligence and definitive documentation. Accordingly, there can be no assurance that the transaction will be consummated. Under the preliminary terms of the transaction, Imagine will compensate the Company based upon the amount of in-force business assumed and renewed by Imagine, which the Company cannot currently estimate. Accordingly, the Company cannot currently estimate whether the transaction will be material to its results of operations or liquidity.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$149,130	$118,627	$462,809	$378,727

Net premiums earned	$141,967	$103,190	$392,558	$309,530
Net investment income	8,134	8,971	24,608	27,002
Other revenues	4,078	3,989	13,086	10,887

Total revenues	154,179	116,150	430,252	347,419

Losses and LAE	105,197	78,121	288,433	230,549
Acquisition and operating expenses	39,547	29,846	113,116	89,886
Dividends to policyholders	2,090	1,469	6,180	7,476

Total losses and expenses	146,834	109,436	407,729	327,911

Pre-tax operating income (1)	$7,345	$6,714	$22,523	$19,508

Combined ratio	101.3%	103.0%	101.5%	103.3%
Less: net investment income ratio	-5.7%	-8.7%	-6.3%	-8.7%

Operating ratio	95.6%	94.3%	95.2%	94.6%

(1)

Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 17 — 18, and Note 12 to our Unaudited Consolidated Financial Statements.

Pre-tax operating income for The PMA Insurance Group improved to $7.3 million and $22.5 million for the three and nine months ended September 30, 2003, compared to $6.7 million and $19.5 million for the same periods in 2002. The increases in operating income were primarily due to improved underwriting results, partially offset by lower net investment income.

Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Workers' compensation and integrated disability:
Direct premiums written	$140,018	$102,518	$411,258	$329,115
Premiums assumed	6,074	5,207	17,860	9,307
Premiums ceded	(16,195)	(7,641)	(42,058)	(28,378)

Net premiums written	$129,897	$100,084	$387,060	$310,044

Commercial Lines:
Direct premiums written	$22,749	$22,422	$87,003	$83,943
Premiums assumed	417	362	826	1,080
Premiums ceded	(3,933)	(4,241)	(12,080)	(16,340)

Net premiums written	$19,233	$18,543	$75,749	$68,683

Total:
Direct premiums written	$162,767	$124,940	$498,261	$413,058
Premiums assumed	6,491	5,569	18,686	10,387
Premiums ceded	(20,128)	(11,882)	(54,138)	(44,718)

Net premiums written	$149,130	$118,627	$462,809	$378,727

Direct workers’ compensation and integrated disability premiums written increased by $37.5 million and $82.1 million for the three and nine months ended September 30, 2003 primarily due to price increases of approximately 10% on workers’ compensation business and an increase in the volume of risks underwritten for the workers’ compensation and integrated disability lines of business. Our retention rate on existing accounts was 85% for the nine months ended September 30, 2003. Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $327,000 and $3.1 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to improved pricing that averaged approximately 15% in the first nine months of 2003. Although we cannot currently predict the impact of the recent ratings downgrade on The PMA Insurance Group’s future premium growth and future retention rate, such downgrades may lower the future growth and the retention rate. Further, the recent ratings downgrades may make it more difficult to write business at the same rates and favorable terms and conditions as our current businesses.

Ceded premiums increased $8.2 million and $9.4 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002. Premiums ceded for workers’ compensation and integrated disability increased by $8.6 million and $13.7 million as a result of the increase in direct premiums written as well as an increase in rates being charged by reinsurers. Premiums ceded for Commercial Lines decreased by $308,000 and $4.3 million, primarily because we have increased our net retention in Commercial Lines.

Net premiums written increased 26% and 22% while net premiums earned increased 38% and 27% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Loss and LAE ratio	74.1%	75.7%	73.5%	74.5%

Expense ratio:
Acquisition expenses	16.8%	17.5%	16.9%	17.5%
Operating expenses(1)	8.9%	8.4%	9.5%	8.9%

Total expense ratio	25.7%	25.9%	26.4%	26.4%
Policyholders' dividend ratio	1.5%	1.4%	1.6%	2.4%

Combined ratio	101.3%	103.0%	101.5%	103.3%

(1)

The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $12.6 million and $37.6 million for the three and nine months ended September 30, 2003, respectively, and $8.7 million and $27.5 million for the three and nine months ended September 30, 2002, respectively

The loss and LAE ratios improved 1.6 points and 1.0 point for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The improvements in the loss and LAE ratio are primarily due to lower prior year development and discount accretion for the three and nine months ended September 30, 2003, compared to the same periods last year. The PMA Insurance Group recorded $278,000 and $434,000 of unfavorable prior year reserve development for the three and nine months ended September 30, 2003, respectively, compared to $1.2 million and $1.1 million for the same periods last year. The unfavorable development in the third quarter of 2002 is due to unfavorable loss experience on rent-a-captive business. The unfavorable development in the first nine months of 2002 is due to higher than expected claims handling costs.

Our current accident year loss and LAE ratios improved moderately in 2003, compared to the same periods in 2002, as price increases have outpaced increasing loss costs. Medical cost inflation was the primary driver of the increasing loss costs in 2003. We estimate our medical cost inflation to be approximately 11%, which has contributed to increased severity of workers’ compensation losses. As discussed below, lower policyholder dividends are also used as a means to improve a policy’s overall profitability.

Overall, the total expense ratio was essentially flat for the three and nine months ended September 30, 2003, compared to the same periods in 2002, as overall expenses increased in line with higher earned premiums.

The policyholders’ dividend ratio was essentially flat for the third quarter and improved by 0.8 points for the nine months ended September 30, 2003, compared to the same periods in 2002. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans and wrote business under lower paying dividend plans. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $8.1 million and $24.6 million for the three and nine months ended September 30, 2003, compared to $9.0 million and $27.0 million for the same periods in 2002. The lower net investment income primarily reflects a reduction in invested asset yields of approximately 130 and 100 basis points during the third quarter and first nine months of 2003, compared to the same periods last year, partially offset by a higher invested asset base that increased approximately 19% and 11% for the three and nine months ended September 30, 2003.

PMA Re

On November 6, 2003, we announced our decision to withdraw from the reinsurance business and we will not be writing new business in the future. See Recent Events beginning on page 18 for additional information. We are currently in the process of analyzing the costs of withdrawing from this business. Because of our decision to withdraw from the reinsurance business, we expect that PMA Re’s premiums written and earned, losses and LAE, and operating expenses will decline materially over the next four quarters. Therefore, PMA Re’s results for the three and nine months ended September 30, 2003, will not be indicative of results for future periods.

Summarized financial results of PMA Re are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$139,770	$153,862	$470,813	$453,169

Net premiums earned	$153,360	$135,511	$455,603	$386,543
Net investment income	7,990	9,239	25,032	37,148

Total revenues	161,350	144,750	480,635	423,691

Losses and LAE	231,403	92,574	437,358	271,430
Acquisition and operating expenses	43,620	36,980	135,266	110,359

Total losses and expenses	275,023	129,554	572,624	381,789

Pre-tax operating income (loss) (1)	$(113,673)	$15,196	$(91,989)	$41,902

Combined ratio	179.3%	95.6%	125.7%	98.8%
Less: net investment income ratio	-5.2%	-6.8%	-5.5%	-9.6%

Operating ratio	174.1%	88.8%	120.2%	89.2%

(1)

Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 17-18, and Note 12 to our Unaudited Consolidated Financial Statements.

PMA Re recorded pre-tax operating losses of $113.7 million and $92.0 million for the three and nine months ended September 30, 2003, respectively, compared to pre-tax operating income of $15.2 million and $41.9 million for the same periods in 2002. The results for PMA Re primarily reflect the $150 million reserve charge associated mainly with accident years 1997 to 2000. See Losses and Expenses beginning on page 25 for additional information about the reserve charge.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Business Unit:
Finite Risk and Financial Products	$68,388	$42,635	$263,668	$201,053
Traditional - Treaty	69,375	94,602	218,316	268,181
Specialty - Treaty	25,019	31,488	74,527	61,278
Facultative	15,461	16,616	46,168	43,303
Accident	4,868	1,158	14,411	1,158

Total	$183,111	$186,499	$617,090	$574,973

Major Lines of Business:
Casualty lines	$120,244	$117,498	$402,678	$371,178
Property lines	54,685	62,139	190,083	186,350
Other lines(1)	8,182	6,862	24,329	17,445

Total	$183,111	$186,499	$617,090	$574,973

(1)	Primarily aviation, ocean marine and accident.

PMA Re’s net premiums written by business unit and major lines of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Business Unit:
Finite Risk and Financial Products	$44,067	$40,968	$170,975	$183,122
Traditional - Treaty	61,095	80,642	197,750	202,982
Specialty - Treaty	23,087	26,712	70,640	50,720
Facultative	7,403	4,595	20,333	15,400
Accident	4,118	945	11,115	945

Total	$139,770	$153,862	$470,813	$453,169

Major Lines of Business:
Casualty lines	$91,029	$94,823	$313,771	$282,841
Property lines	41,879	52,601	138,314	153,473
Other lines(1)	6,862	6,438	18,728	16,855

Total	$139,770	$153,862	$470,813	$453,169

(1)	Primarily aviation, ocean marine and accident.

Gross premiums written were $183.1 million and $617.1 million for the three and nine months ended September 30, 2003, respectively, compared with $186.5 million and $575.0 million for the same periods last year, primarily reflecting lower premiums from our Traditional-Treaty unit, partially offset by higher premiums from our Finite Risk and Financial Products unit. In addition, gross premiums written for the nine months ended September 30, 2002, included an additional $58.1 million of gross premiums written ($44.2 million of net premiums written) recorded in the second quarter of 2002 as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update, as appropriate, the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, comparing actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily for 2001 and 2000 in the Traditional- and Specialty-Treaty units, were higher than originally estimated. The increase in net premiums earned of $35.5 million caused by this adjustment was offset by corresponding losses and LAE and acquisition expenses.

Ceded premiums were $43.3 million and $146.3 million for the three and nine months ended September 30, 2003, respectively, compared to $32.6 million and $121.8 million for the same periods last year. Ceded premiums represented 24% of gross premiums written for both the third quarter and first nine months of 2003, compared to 17% and 21% for the same periods last year. Ceded premiums for the third quarter and first nine months of 2003 reflect ceded premiums of approximately $22.8 million and $88.6 million, respectively, from our Finite Risk and Financial Products unit due under a quota share retrocessional cover that cedes one-third of this unit’s 2003 premiums and losses.

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

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Loss and LAE ratio	150.9%	68.3%	96.0%	70.2%

Expense ratio:
Acquisition expenses	25.7%	24.9%	27.3%	25.4%
Operating expenses	2.7%	2.4%	2.4%	3.2%

Total expense ratio	28.4%	27.3%	29.7%	28.6%

Combined ratio	179.3%	95.6%	125.7%	98.8%

The loss and LAE ratio was 150.9% and 96.0% for the three and nine months ended September 30, 2003, respectively, compared to 68.3% and 70.2% for the same periods in 2002. During the three and nine months ended September 30, 2003, PMA Re increased its net loss reserves for prior accident years by $150 million and $170 million, respectively. PMA Re’s third quarter 2003 reserve charge relates to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge relates to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during these same years. During the third quarter, our actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused us to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that applicable carried loss reserves were reasonable at September 30, 2003.

PMA Re’s analysis was enhanced by an extensive review of specific accounts, comprising about 40% of carried reserves for accident years 1997 to 2000. Our actuaries visited a number of former ceding company clients, which collectively comprised about 25% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. Our actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

Net Investment Income

Net investment income was $8.0 million for the third quarter of 2003, compared to $9.2 million for the same period in 2002, reflecting lower yields on the invested asset portfolio of approximately 150 basis points on an average invested asset base that increased approximately 19%, partially offset by higher interest earned of $700,000 on funds held arrangements, primarily assumed contracts. Net investment income was $25.0 million for the first nine months of 2003, compared to $37.1 million for the same period last year, reflecting lower yields on the invested asset portfolio of approximately 130 basis points on an average invested asset base that increased approximately 9%, and lower interest earned of $4.8 million on funds held arrangements. For the nine months ended September 30, 2003, the reduction in interest earned on funds held arrangements was substantially offset by lower losses on the associated assumed Finite Risk and Financial Products contracts. In a funds held arrangement, the ceding company retains the premiums, and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Run-off Operations

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net premiums written	$(3,389)	$(3,418)	$(6,217)	$28,752

Net premiums earned	$(1,617)	$14,250	$5,621	$31,785
Net investment income	551	114	1,440	576
Other revenues	--	--	2,500	--

Total revenues	(1,066)	14,364	9,561	32,361

Losses and LAE	(811)	10,038	5,657	70,981
Acquisition and operating expenses	(258)	4,328	3,903	48,877

Total losses and expenses	(1,069)	14,366	9,560	119,858

Pre-tax operating income (loss) (1)	$3	$(2)	$1	$(87,497)

(1)

Operating income is the financial performance measure that our management and Board of Directors use to evaluate the results of our insurance businesses. For further information, see pages 17-18, and Note 12 to our Unaudited Consolidated Financial Statements.

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

Pre-tax operating results were essentially breakeven for the Run-off Operations for the three and nine months ended September 30, 2003. The first quarter 2003 sale of the capital stock of Caliber One Indemnity Company generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the nine months ended September 30, 2003. During the first quarter of 2003, the Run-off Operations recognized an additional $2.5 million writedown of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for the nine months ended September 30, 2003.

Pre-tax operating results for the Run-off Operations were essentially breakeven for the third quarter of 2002. For the nine months ended September 30, 2002, the Run-off Operations recorded a pre-tax operating loss of $87.5 million. Results for the nine months ended September 30, 2002 included a charge of $43 million pre-tax ($28 million after-tax) as a result of the decision to exit from and run off this business. Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At September 30, 2003, we have a remaining obligation of approximately $1.2 million for net lease costs and approximately $182,000 for severance.

Pre-tax operating results for the first nine months of 2002 also included net unfavorable prior year development of $40 million. During the first quarter of 2002, company actuaries conducted their reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated range of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from this review indicated that net loss reserves needed to be increased by $40 million. This unfavorable prior year development reflected the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in the first quarter of 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

Loss Reserves

At September 30, 2003, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of September 30, 2003 is $2,486.8 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring prior to September 30, 2003 whether or not these claims have been reported to us.

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

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2003, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity. See the discussion under PMA Re –Losses and Expenses beginning on page 25 and Run-off Operations beginning on page 26 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see pages 34 to 37 of the MD&A included in our 2002 Form 10-K, as well as pages 13 to 20 of our Form 10-K for the year ended December 31, 2002.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $6.3 million and $16.5 million for the three and nine months ended September 30, 2003, compared to pre-tax operating losses of $3.2 million and $11.2 million for the same periods in 2002, primarily due to higher interest expense. Interest expense increased by $2.4 million and $5.3 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to a higher average amount of debt outstanding in 2003, compared with last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. At the holding company level, our primary sources of liquidity are dividends and net tax payments from subsidiaries, and capital raising activities. We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the Federal government; and corporate expenses. In addition, we periodically use cash resources to capitalize subsidiaries and to repurchase shares of our common stock.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company (“PMACIC”). As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital. We have agreed with the Pennsylvania Insurance Department that PMACIC will not pay dividends to us subsequent to November 6, 2003, without the prior approval of the Pennsylvania Insurance Department. The PMA Insurance Group’s Pooled Companies can pay up to $27.4 million in dividends to PMACIC during 2003. Dividends received from subsidiaries were $8.0 million and $24.0 million for the three and nine months ended September 30, 2003, respectively, and $7.0 million and $21.0 million for the three and nine months ended September 30, 2002, respectively.

Net tax payments received from subsidiaries were $5.6 million and $8.3 million for the three and nine months ended September 30, 2003, compared to $11.6 million and $18.4 million for the same periods in 2002.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2004	2005-2006	2007-2009	Thereafter

Long-Term Debt (Principal and Interest):
4.25% Convertible Debt(1)	$3,666	$7,331	$10,997	$132,987
8.50% Senior Notes	4,888	9,775	14,663	99,044
Trust Preferred Securities(2)	2,235	4,471	6,706	95,028

	10,789	21,577	32,366	327,059
Operating Leases(3)	6,287	9,777	10,395	18,963

Total	$17,076	$31,354	$42,761	$346,022

(1)	Holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017.

(2)

See discussion below for the variable interest rates on the Trust Preferred Securities. The obligation related to the Trust Preferred Securities have been calculated using the interest rates in effect at September 30, 2003.

(3)

The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease payments of $1.4 million in 2004, $3.0 million in 2005-2006, $4.8 million in 2007-2009 and $7.7 million thereafter.

In July 2003, we executed a 15-year lease extension for our 87,500 square feet of office space in Philadelphia, Pennsylvania. Our total lease payments under the lease are expected to be $1.1 million annually in 2004, 2005, 2006 and 2007, and $18.0 million thereafter.

At December 31, 2002, we had $65 million of short-term debt under our bank credit facility (“Credit Facility”) and $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”). We repaid and retired the Credit Facility in the first half of 2003.

During May 2003, we privately placed $17.5 million (“Trust Preferred 1”) and $15.0 million (“Trust Preferred 2”) of 30-year floating rate trust preferred securities through two wholly owned statutory trust subsidiaries. We used all of the approximately $31.5 million of net proceeds from the sales of these securities to pay down a portion of our then outstanding bank credit facility. During September 2003, we privately placed $10.0 million (“Trust Preferred 3”) of 30-year floating rate trust preferred securities through a wholly owned statutory trust subsidiary, from which we realized net proceeds of approximately $9.7 million. Each of Trust Preferred 1, 2 and 3 has a 30-year maturity and is redeemable in whole, or in part, after five years from issuance at their stated liquidation amount plus accrued and unpaid interest. The interest rates on Trust Preferred 1, 2 and 3 equal the three-month London InterBank Offered Rate (“LIBOR”) plus 4.10%, 4.20% and 4.05%, respectively, and is payable on a quarterly basis. At September 30, 2003, the interest rates on Trust Preferred 1, 2 and 3 were 5.23%, 5.34% and 5.19%, respectively.

We have the right to defer interest payments on Trust Preferred 1, 2 and 3 for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of Trust Preferred 1, 2 and 3.

We entered into interest rate swaps with notional amounts of $17.5 million and $15.0 million and designated them as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with Trust Preferred 1 and 2. The interest rate swaps effectively converted Trust Preferred 1 and 2 floating-rate securities to fixed rate debt with interest rates of 6.70% and 6.80%, respectively. We sold these interest rate swaps for net proceeds of $1.1 million in November 2003.

In June 2003, we issued $57.5 million of 8.50% monthly income senior notes (“Senior Notes”) due June 15, 2018, from which we realized net proceeds of approximately $55 million. We used the proceeds from the offering to repay the remaining balance outstanding under our prior bank credit facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes. We have the right to call these securities beginning in June 2008.

We incurred interest expense of $3.0 million and $7.0 million for the three and nine months ended September 30, 2003, compared to $519,000 and $1.6 million for the same periods last year. We paid interest of $3.6 million and $6.6 million for the three and nine months ended September 30, 2003, compared to $1.0 million and $1.9 million for the same periods last year.

We maintain a $50.0 million secured letter of credit facility (the “Letter of Credit Facility”). The Letter of Credit Facility is utilized primarily for securing reinsurance obligations of our insurance subsidiaries. As of September 30, 2003, we had $15.0 million outstanding under the Letter of Credit Facility. We are currently in default under two financial covenants under our Letter of Credit Facility. The lender has canceled the Letter of Credit Facility, which was scheduled to terminate on December 4, 2003. However, the lender has agreed to waive the defaults and to renew the outstanding letters of credit issued under the Letter of Credit Facility for one year.

We paid dividends to shareholders of $3.3 million and $9.9 million, respectively, during the three and nine months ended September 30, 2003, compared to $3.3 million and $8.8 million for the same periods last year. The increase in dividends paid for the nine months ended September 30, 2003, compared to the same period last year, is due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A common stock, which occurred subsequent to the record date for the January 2002 dividend payment. We did not declare a dividend in the fourth quarter of 2003 and we have suspended payment of common stock dividends at the current time.

We did not repurchase any shares during the first nine months of 2003. During the first nine months of 2002, we repurchased 90,000 shares at a total cost of $1.7 million. Since the inception of our share repurchase program in 1998, we have repurchased a total of approximately 3.9 million shares at a cost of $74.6 million. Our remaining share repurchase authorization at September 30, 2003 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

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

As of September 30, 2003, we had $21 million in cash at the holding company. Management currently believes that our available sources of funds will provide sufficient liquidity to meet our short-term obligations without receiving dividends from our insurance subsidiaries. Our ability to meet our long-term obligations will depend on our ability to receive dividends from our insurance subsidiaries. Under our existing corporate structure, we directly own one of our insurance subsidiaries, PMA Capital Insurance Company, which, in turn, owns the insurance subsidiaries comprising The PMA Insurance Group. As previously disclosed, we have agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to PMA Capital Corporation subsequent to November 6, 2003, without the prior approval of the Pennsylvania Insurance Department. As a result and because we must depend upon dividends from our operating subsidiaries to meet our long-term obligations, unless the Pennsylvania Insurance Department permits such dividends, we may not be able to receive dividends from our operating subsidiaries in sufficient amounts to pay these long-term obligations. Further, any event that would have a material adverse effect on the $21 million of holding company cash or the results of operations of our insurance subsidiaries could affect our liquidity and ability to meet our contractual obligations and operating needs.

In addition, our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of any securities that we may issue as established by the principal rating agencies. Because of our recent debt ratings downgrades, it is unlikely that we would be able to refinance our outstanding debt obligations with the same terms and conditions as presently exist. See Recent Events beginning on page 18 for additional discussion regarding ratings downgrades.

INVESTMENTS

At September 30, 2003, our investment assets were carried at a fair value of $2,109.3 million and had an amortized cost of $2,050.3 million. The average credit quality of the portfolio is AA. At September 30, 2003, $18.0 million, or 0.9%, of our total investments were below investment grade, of which $2.9 million of these below investment grade investments were in an unrealized loss position, which totaled approximately $148,000. At September 30, 2003, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our fixed maturities at September 30, 2003 was $59.0 million, or 3.4% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $71.3 million and gross unrealized losses of $12.3 million. For all but one security, which was carried at its fair value of $15.1 million at September 30, 2003, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

We review the securities in our fixed income portfolio on a periodic basis to specifically review individual securities for any meaningful decline in fair value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to company-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the fair value of the bond recovers to a level in excess of the carrying value. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. As a result of this periodic review process, we have determined that there currently is no need to sell any of the fixed maturity investments prior to their scheduled/expected maturity to fund anticipated claim payments.

As of September 30, 2003, our investment asset portfolio had gross unrealized losses of $12.3 million. For securities that were in an unrealized loss position at September 30, 2003, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	111	$92.8	$94.8	$2.0	98%
6 to 9 months	0	--	--	--	N/A
9 to 12 months	4	10.1	11.6	1.5	87%
More than 12 months	8	34.7	41.8	7.1	83%

Subtotal	123	137.6	148.2	10.6	93%
U.S. Treasury and
Agency securities	53	117.0	118.7	1.7	99%

Total	176	$254.6	$266.9	$12.3	95%

Of the 8 securities that have been in an unrealized loss position for more than 12 months, 7 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 7 securities have an average unrealized loss per security of approximately $306,000. We own one security with an unrealized loss in excess of $1 million and greater than 20% of its amortized cost at September 30, 2003. This security, a structured security backed by a U.S. Treasury Strip, is rated AAA and has a market value of $15.1 million and an amortized cost of $20.0 million. The security matures in 2011 at a value of $20.0 million, and we have both the ability and intent to hold it until maturity.

The contractual maturity of securities in an unrealized loss position at September 30, 2003 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004-2007	$5.3	$5.4	$0.1	98%
2008-2012	44.4	45.2	0.8	98%
2013 and later	28.5	29.9	1.4	95%
Mortgage-backed and other
asset-backed securities	59.4	67.7	8.3	88%

Subtotal	137.6	148.2	10.6	93%
U.S. Treasury and
Agency securities	117.0	118.7	1.7	99%

Total	$254.6	$266.9	$12.3	95%

For all securities that are in an unrealized loss position for an extended period of time, we perform an evaluation of the specific events attributable to the market decline of the security. We consider the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality of the issuer, or general market conditions. We also consider as part of the evaluation our intent and ability to hold the security until its fair value has recovered to a level at least equal to the amortized cost.

Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

We recorded no impairment losses for the third quarter of 2003. During the nine months ended September 30, 2003, we determined there were other than temporary declines in fair value of securities issued by four companies, resulting in impairment charges of $1.3 million pre-tax related primarily to securities issued by airline companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During the nine months ended September 30, 2002, we determined there were other than temporary declines in market value of securities issued by 8 companies, resulting in an impairment charge of $22.2 million pre-tax, including $14.2 million for WorldCom. Included in the year to date impairment charge of $22.2 million were $6.4 million of charges related to other than temporary impairments recognized in the third quarter, primarily for securities issued by energy companies.

During the nine months ended September 30, 2003, we had gross realized gains and losses of $12.3 million and $2.1 million, respectively. The gross realized losses were primarily attributable to impairment losses as discussed above.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us. The eventual effect on us of the changing environment in which we operate remains uncertain. The Pennsylvania Insurance Department is currently conducting its triennial examination of our insurance subsidiaries, including a review of the future business plans of those subsidiaries.

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

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have a material impact on our financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements are effective for the third quarter of 2003. Adoption of this statement did not have a material impact on our financial statements.

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

In January 2003, we sold the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we have retained all assets and liabilities related to in-force policies and outstanding claim obligations and are running off such in-force policies and claim obligations. Accordingly, under SFAS No. 144, the results of operations of this segment are reported in results from continuing operations, and will continue to be reported as such until all in-force policies and outstanding claim obligations are satisfied, at which point we will report the results of the Run-off segment as discontinued operations. The long-lived assets of this segment have been tested for impairment in accordance with the provisions of SFAS No. 144.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to our exit from the excess and surplus lines business, which we announced in May 2002. We will apply the provisions of SFAS No. 146 to our exit from the reinsurance business, which we announced in November 2003

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we no longer amortize goodwill, but instead test it periodically for impairment. During the second quarter of 2002, we recognized an impairment charge of $1.3 million associated with the goodwill of the Run-off Operations, which is included in operating expenses. As of September 30, 2003, we had no goodwill which is subject to the provisions of SFAS No. 142. We have approximately $3.0 million of equity method goodwill (included in other assets on the Balance Sheet), which is accounted for under the provisions of APB Opinion No. 18, ‘The Equity Method of Accounting for Investments in Common Stock.’

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. On October 9, 2003 the FASB issued FASB Staff Position 46-6, which deferred the effective date for the application of the provisions of FIN 46 for VIEs created before February 1, 2003. As a result, FIN 46 is effective for those VIEs on December 31, 2003.

We are currently assessing the impact that implementing FIN 46 may have on our consolidated financial statements. Based on FIN 46 and its current interpretations, we do not expect that our business activities with Trabaja Reinsurance Corporation will warrant consolidation in our future financial statements. We are also currently evaluating the impact, if any, of FIN 46 on reporting for three of our wholly owned statutory trusts, which issued $42.5 million of trust preferred securities that are included on our Balance Sheet at September 30, 2003. We do not expect that application of the provisions of FIN 46 to these trust preferred securities will have a material impact on our financial condition or results of operations.

Critical Accounting Estimates

The critical accounting estimates described below update the critical accounting estimates described on pages 45 to 47 of the MD&A included in our 2002 Form 10-K, and should be read in conjunction with those critical accounting estimates.

Unpaid losses and loss adjustment expenses

At September 30, 2003, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for all events that occurred as of September 30, 2003 is $2,486.8 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to September 30, 2003 whether or not these claims have been reported to us.

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

It is important to realize and understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In general, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As additional experience and data become available regarding claim payment and reporting patterns, legal and legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, we revise our estimates accordingly. We believe that our liability for unpaid losses and loss adjustment expenses is fairly stated at September 30, 2003. However, if our future estimate of ultimate unpaid losses is larger than the recorded amounts, we would have to increase our reserves. Any increase in reserves would result in a charge to earnings in the period recorded. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

As outlined above, our loss and LAE reserves at September 30, 2003 have been established using generally accepted actuarial techniques and are based on numerous critical assumptions and informed judgments about reported and paid claim trends and their implication on our estimate of the ultimate loss for reported and incurred but unreported claims at the balance sheet date. We have established a loss and LAE reserve for unpaid claims at September 30, 2003 that we believe is a reasonable and adequate provision based on the information available to us. If we revised our assessment of loss reporting and claims payment patterns because of changes in those patterns, such that it resulted in a 1% change in our net loss and LAE reserves, then our pre-tax income would change by approximately $12 million.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4 to our Consolidated Financial Statements as well as the discussion beginning on page 27 of this Management’s Discussion and Analysis.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts. A valuation allowance is established for any portion of a deferred tax asset that management believes is more likely than not going to be realized. At September 30, 2003, PMA Capital has a net deferred tax asset of $93.2 million, resulting from $202.6 million of deferred tax assets reduced by a deferred tax asset valuation of $24.0 million and further reduced by $85.4 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about the Company’s ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2023.

In evaluating the recoverability of our net deferred tax asset, management has considered the recent performance of its business, which generated pre-tax losses of $111.2 million through the first nine months of 2003, due primarily to the $150 million loss reserve charge at PMA Re in the third quarter, and $79.2 million of losses for the full year ended December 31, 2002 due primarily to losses from Run-off Operations. Such performance may call into question our ability to be profitable, and we have reduced our deferred tax asset at September 30, 2003 by $24 million to establish a valuation allowance. We believe that our future results will improve due to the profitability of more recent accident year business and due to our exit from the business segments that generated a substantial portion of our net loss in 2002 and 2003. Accordingly, despite our recent earnings history, we have estimated at September 30, 2003 that our insurance operations will generate sufficient future taxable income to utilize the net deferred tax asset, net of the $24 million valuation allowance, over a period of time not exceeding the expiration of our operating loss carryforwards. As a result, we determined that it is more likely than not that we will be able to realize the future tax benefit of our net deferred tax asset. In making this determination, we have made reasonable estimates of our future taxable income. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations. For additional information see Note 10 to our Consolidated Financial Statements.

CAUTIONARY STATEMENTS

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management. The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•

our ability to effect an efficient withdrawal from the reinsurance business, including the consummation of the transaction to sell the renewal rights to PMA Re’s finite business and the amount of consideration that the Company may receive;

•	the effect on The PMA Insurance Group's premium writings and profitability due to the downgrade of its financial strength rating by A.M. Best to B++;
•

the ability of the Company to have sufficient cash at the holding company to meet its debt service and other obligations, including any restrictions on receiving dividends from its insurance subsidiaries in an amount sufficient to meet such obligations;

•	the lowering or loss of one or more of the Company’s debt ratings, and the adverse impact that any such downgrade may have on our ability to raise capital and our liquidity and financial condition;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years;
•	adequacy and collectibility of reinsurance that we purchased;
•

regulatory or tax changes, including changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department;

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Vincent T. Donnelly, Principal Executive Officer, and William E. Hitselberger, Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On November 6, 2003, several purported class action lawsuits were filed against PMA Capital Corporation and certain other defendants. A purported class action lawsuit captioned Pitt v. PMA Capital Corporation has been filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from May 7, 2003 to November 3, 2003. The complaint names PMA Capital Corporation and certain officers as defendants. The complaint alleges, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Two other purported class action lawsuits, Augenbaum v. PMA Capital Corporation, et. al., and Klinghoffer v. PMA Capital Corporation, et. al., were filed in the Eastern District of Pennsylvania by alleged purchasers of the Company’s 4.25% Convertible Debentures and 8.50% Monthly Income Senior Notes. The complaints name PMA Capital Corporation, PMA Capital Trust I, PMA Capital Trust II, certain of the Company’s officers and directors and investment banking firms as defendants. The complaints allege, among other things, that the defendants violated Section 11, 12(a)(2) and 15 of the Securities Act of 1933 by making materially false and misleading statements about its reserves in the registration statement, prospectuses and prospectus supplements in connection with the debt.

On November 7, 2003, a purported class action lawsuit captioned Newman v. PMA Capital Corporation, John W. Smithson, Francis W. McDonnell and William E. Hitselberger, was filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from November 13, 1998 to November 3, 2003. The complaint alleges, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Additional lawsuits alleging substantially similar claims may may have been filed at the time of this filing or may be filed in the future. We intend to vigorously defend against the claims asserted in these actions. Although the lawsuits are in their earliest stages, the lawsuits may have a material effect on the Company’s financial condition, result of operations and liquidity.

Item 5. Other Matters

(a)	Risk Factors

Our business faces significant risks. The risks described below update the risk factors described in our Form 10-K for the year ended December 31, 2002 on pages 30 through 35, and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the Form 10-K for the year ended December 31, 2002 may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

Because insurance and credit ratings are important to our policyholders and creditors, downgrades in our ratings may adversely affect us.

On November 4, 2003, we were informed by the nationally recognized ratings agencies that the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation were downgraded to the following:

Financial Strength Ratings:	A. M. Best	S&P	Moody's
PMA Capital Insurance Company	B++ (5th of 16)	BBB- (10th of 21)	Ba1 (11th of 21)
The PMA Insurance Group	B++ (5th of 16)	BBB (9th of 21)	Baa2 (9th of 21)

Senior Debt Ratings:	S&P	Moody's
	BB- (13th of 22)	Ba3 (13th of 21)

As we have stated previously, a downgrade in our insurer financial strength ratings could result in a material loss of business as policyholders move to other companies with higher financial strength ratings. We believe that the aforementioned downgrades, especially the A.M. Best downgrades, may significantly impair the ability of our primary insurance operations to write business. Any further downgrades to our insurer financial strength ratings would have a material adverse effect on our results of operations, liquidity and capital resources.

The downgrade in our debt ratings will affect our ability to raise additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, this downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

If Standard & Poor’s lowers the debt rating assigned to our 4.25% Senior Convertible Debentures due 2022, or the Debentures, below BB- and Moody’s lowers the debt rating assigned to the Debentures below Ba3, or the ratings assigned to the Debentures are suspended or withdrawn, or only one rating agency is rating the Debentures and the rating is below the levels specified in this sentence, then each $1,000 principal amount of the Debentures, of which $86.25 million is outstanding, will become convertible into 61.0948 shares of our Class A common stock at a conversion price of $16.368 per share, subject to adjustment upon certain events as described in the indenture filed as an exhibit to our Form 8-K dated October 16, 2002.

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

We are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;
•	restrictions on the nature, quality and concentration of investments;
•	limitations on the rates that we may charge on our workers' compensation business;
•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	limitations on the amount of dividends that insurance subsidiaries can pay;
•	certain required methods of accounting;
•	reserves for unearned premiums, losses and other purposes; and
•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance operations or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of September 30, 2003, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition. In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.

Our status as an insurance holding company with no direct operations and our agreement with the Pennsylvania Department of Insurance to restrict dividends from our insurance subsidiaries could adversely affect our ability to meet our obligations and pay dividends.

We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Further, we have agreed with the Pennsylvania Insurance Department that PMACIC will not pay dividends to us subsequent to November 6, 2003, without the prior approval of the Pennsylvania Insurance Department. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our debt obligations.

(b)	Management Change

On November 6, 2003, John W. Smithson resigned as our President and Chief Executive Officer. In addition, Frederick W. Anton resigned as Chairman of our Board of Directors. Our Board of Directors has appointed Neal C. Schneider, our Lead Director, as non-executive Chairman of the Board of Directors and has created an interim-Office of the President, to be headed by Vincent T. Donnelly, the current President of The PMA Insurance Group.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on pages 42 and 43.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

During the quarterly period ended September 30, 2003, we filed the following Reports on Form 8-K:

-	dated July 15, 2003, Item 9 – containing a news release announcing the expected release of second quarter 2003 results.
-	dated August 5, 2003, Items 9 and 12 – containing an earnings release and information from our second quarter 2003 statistical supplement.
-	dated August 8, 2003, Item 12 - containing our second quarter 2003 statistical supplement.
-	dated September 11, 2003, Item 9 - containing news releases regarding the participation of Company executives in investor and analyst conferences.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 14, 2003	By: /s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts

10.1	Office Lease by and between
Nine Penn Center Associates,
L.P., as Landlord and Lorjo
Corp., as Tenant, covering
premises located at Mellon
Bank Center, 1735 Market
Street, Philadelphia,
Pennsylvania, dated May 26,
	1994.	Filed herewith

10.2	First Amendment of Office
Lease by and between Nine
Penn Center Associates, L.P.,
as Landlord and
Lorjo Corp., as Tenant,
covering premises located at
Mellon Bank Center, 1735
Market Street, Philadelphia,
Pennsylvania, made as of
	October 30, 1996.	Filed herewith

10.3	Second Amendment of Office
Lease by and between
Nine Penn Center Associates, L.P.,
as Landlord and Lorjo Corp., as
Tenant, covering premises
located at Mellon Bank Center,
1735 Market Street,
Philadelphia, Pennsylvania,
	made as of December 11, 1998.	Filed herewith

10.4	Third Amendment of Office
Lease by and between Nine
Penn Center Associates, L.P.,
as Landlord and PMA Capital
Insurance Company, as Tenant,
covering premises located at
Mellon Bank Center, 1735
Market Street, Philadelphia,
Pennsylvania, retroactively as
	of May 16, 2001.	Filed herewith

10.5	Fourth Amendment of Office
Lease by and between Nine
Penn Center Associates, L.P.,
as Landlord and PMA Capital
Insurance Company, as Tenant,
covering premises located at
Mellon Bank Center, 1735
Market Street, Philadelphia,
Pennsylvania, made and
entered into effective as of July
	2, 2003.	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

42

Exhibit No.	Description of Exhibit	Method of Filing

(32)	Section 1350 Certificates

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.