Form 10-K
period 2003-12-31
PMA CAPITAL CORP
filed 2004-03-12
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-22761

PMA Capital Corporation (Exact name of registrant as specified in its charter)
Pennsylvania	23-2217932
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1735 Market Street, Suite 2800 Philadelphia, Pennsylvania	19103-7590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 665-5046

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

8.50% Monthly Income Senior Notes due 2018	American Stock Exchange
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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2003, based on the last price at which the Class A Common Stock was sold, was $270,904,652.

There were 31,334,403 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2004 Annual Meeting of Shareholders.

PART I

The “Business Section” and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 25 and in the “Cautionary Statements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business

COMPANY OVERVIEW

We are an insurance holding company, whose operating subsidiaries provide workers’ compensation, integrated disability and other commercial property and casualty lines of insurance, primarily in the eastern part of the United States, underwritten and marketed under the trade name The PMA Insurance Group. Our primary insurance business has been in operation since 1915. At December 31, 2003, we had total assets of $4.2 billion and shareholders’ equity of $463.7 million.

Our property and casualty insurance segment, The PMA Insurance Group, writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Currently, approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Prior to November 6, 2003, our reinsurance operations, PMA Re, offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re, and we are no longer writing new reinsurance business. Beginning in 2004, PMA Re’s results will be included in our Run-off Operations segment. Under our current corporate structure, PMA Capital Insurance Company, which is the insurance company subsidiary through which PMA Re’s business was underwritten, owns the capital stock of the insurance subsidiaries through which The PMA Insurance Group writes its property and casualty business. On December 22, 2003, PMA Capital Insurance Company entered into a voluntary agreement with the Pennsylvania Insurance Department. Pursuant to this agreement, PMA Capital Insurance Company will not, without the prior approval of the Pennsylvania Insurance Department, pay dividends to us subsequent to November 6, 2003; enter into any new reinsurance contracts, treaties or agreements, except as may be required by law; or alter its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. See "Regulatory Matters – General" beginning on page 17 for additional information regarding our agreement with the Pennsylvania Insurance Department.

Prior to May 1, 2002, we operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. In January 2003, we sold the capital stock of Caliber One Indemnity Company, which resulted in a pre-tax gain of $2.5 million. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing. As a result of the decision to exit this business, the results of this segment are reported as Run-off Operations.

In addition, we have a Corporate and Other segment, which includes unallocated investment income and expenses, including debt service.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2003 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of our operating segments and our Corporate and Other segment for the last three years are set forth in Note 15 in Item 8 of this Form 10-K.

Our gross and net premiums written by segment were as follows:

	2003		2002		2001		2003 as % of Total
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net	Gross	Net

The PMA Insurance Group	$678,434	$603,593	$515,332	$452,276	$416,695	$355,547	47%	50%
PMA Re	750,873	595,074	776,787	639,039	476,591	360,604	53%	50%
Run-off Operations	1,125	(5,625)	105,308	14,563	124,335	53,674	--	--
Corporate and Other	(788)	(788)	(10,881)	(881)	(767)	(767)	--	--

Total	$1,429,644	$1,192,254	$1,386,546	$1,104,997	$1,016,854	$769,058	100%	100%

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

The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit. The combined ratios of The PMA Insurance Group and PMA Re were as follows:

	2003	2002	2001

The PMA Insurance Group	102.8%	103.2%	105.5%
PMA Re	117.9%	106.4%	114.2%

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned. The operating ratios of The PMA Insurance Group and PMA Re were as follows:

	2003	2002	2001

The PMA Insurance Group	97.0%	94.5%	94.1%
PMA Re	112.7%	97.6%	100.9%

Because of our decision to withdraw from the reinsurance business, the financial results and related financial matters of PMA Re presented above will not be indicative of future results and ratios.

A glossary of selected insurance terms used in this Form 10-K is included on pages 22 to 24.

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

The PMA Insurance Group has the ability to handle multi-state clients based in its operating territory but which have operations in other parts of the U.S. by being authorized to do business in 52 jurisdictions (including Puerto Rico and the District of Columbia) for workers’ compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers’ compensation business. The PMA Insurance Group is one of the leading providers of integrated disability products with 123 accounts as of December 31, 2003 that generated approximately $46 million in combined workers’ compensation and integrated disability premium in 2003. The PMA Insurance Group’s primary insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the Pooled Companies because they share results under an intercompany pooling agreement.

Although we cannot currently predict the ultimate effect of the recent A.M. Best financial strength rating downgrade on The PMA Insurance Group’s business, such downgrade will likely result in lower premiums written. Further, the recent ratings downgrades may make it more difficult to write business at the same rates and favorable terms and conditions as our current businesses. See “Ratings” beginning on page 16 for additional information.

Products

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2003		2002		2001

Gross premiums written:
Workers' compensation and integrated disability	$570,858	84%	$410,977	80%	$321,942	77%
Commercial automobile	55,899	8%	55,946	11%	50,474	12%
Commercial multi-peril	34,166	5%	34,898	7%	34,227	8%
Other	17,511	3%	13,511	2%	10,052	3%

Total	$678,434	100%	$515,332	100%	$416,695	100%

Net premiums written:

Workers' compensation and integrated disability	$512,151	85%	$373,353	82%	$292,171	82%
Commercial automobile	52,125	8%	44,743	10%	35,985	10%
Commercial multi-peril	28,374	5%	26,627	6%	22,360	6%
Other	10,943	2%	7,553	2%	5,031	2%

Total	$603,593	100%	$452,276	100%	$355,547	100%

Workers’Compensation Insurance

All states require employers to provide workers’ compensation benefits to their employees for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer’s or the employee’s negligence. Employers may insure their workers’ compensation obligations subject to state regulation or, subject to regulatory approval, self-insure their liabilities. Workers’ compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are set and limited by statute, but no maximum dollar limitation exists for medical benefits. Workers’ compensation benefits vary among states, and the insurance rates we charge to our customers are subject to differing forms of state regulation.

Statutory direct workers’ compensation business written by jurisdiction was as follows:

(dollar amounts in thousands)	2003		2002		2001

Pennsylvania	$193,129	40%	$176,705	45%	$132,211	43%
New Jersey	44,314	9%	36,312	9%	37,794	12%
New York	43,978	9%	33,176	8%	29,349	9%
Virginia	22,400	5%	23,230	6%	20,736	7%
Florida	21,723	4%	7,024	2%	5,582	2%
North Carolina	21,407	4%	17,726	5%	16,063	5%
Maryland	21,133	4%	15,834	4%	12,039	4%
Georgia	18,244	4%	10,325	3%	8,200	3%
Other	101,437	21%	69,908	18%	45,237	15%

Total	$487,765	100%	$390,240	100%	$307,211	100%

Based upon direct written premium information published by the A.M. Best Company for the most recently available year (2002), The PMA Insurance Group is the second largest writer of workers’ compensation insurance in Pennsylvania and ranks among the fifteen largest writers of workers’ compensation insurance in Delaware, District of Columbia, New Jersey, Maryland, Virginia, South Carolina and New York. The PMA Insurance Group has focused primarily on the jurisdictions in the table above based upon its knowledge of their workers’ compensation systems and its assessment of each state’s respective business, economic, legal and regulatory climates. We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process. The PMA Insurance Group employs similar analyses in determining whether and to what extent it will offer products in additional jurisdictions.

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

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market (“residual market business”). This system exists in all of The PMA Insurance Group’s marketing jurisdictions, except Pennsylvania, New York and Maryland. In these three states, separate governmental entities write all of the workers’ compensation residual market business. In 2003, The PMA Insurance Group wrote $24.9 million in premiums of residual market business, which constituted less than 5% of its gross workers’ compensation premiums written. Based upon data for policy year 2002 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 11.0% of direct workers’ compensation premiums written.

The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Rate-sensitive products are essentially based on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced to a certain extent on the basis of the insured’s own loss experience. The PMA Insurance Group has also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. The PMA Insurance Group decides which type of product to offer a customer based upon the customer’s needs, an underwriting review and financial qualification.

The PMA Insurance Group’s voluntary workers’ compensation direct premiums written by product type were as follows:

	2003	2002	2001

Rate-sensitive products	59%	58%	59%
Loss-sensitive products	31%	33%	34%
Alternative market products	10%	9%	7%

Total	100%	100%	100%

•	Rate-sensitive products include fixed-cost policies and dividend paying policies. The premium charged on a fixed-cost policy is essentially based upon the manual rates filed with and approved by the state insurance department and does not increase or decrease based upon the losses incurred during the policy period. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period.

•	The PMA Insurance Group's loss-sensitive products adjust the amount of the insured's premiums after the policy period expires based, to a certain extent, upon the insured's actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals periodically evaluate the reserves on losses after the policy period expires to determine whether additional premium adjustments are required under the policy. These policies are typically subject to adjustment for an average of five years after policy expiration. The PMA Insurance Group generally restricts loss-sensitive products to accounts with minimum annual premiums in excess of $100,000.

•	The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, The PMA Insurance Group receives a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, The PMA Insurance Group offers its clients certain workers' compensation services such as claims, risk management and other services.

The PMA Insurance Group developed a product for group integrated occupational and non-occupational disability coverages, named PMA One®, which it began marketing in 1998. PMA One leverages what we consider to be one of The PMA Insurance Group’s most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers’ compensation and disability administration, reduced costs, programs designed to encourage faster return to work and heightened employee productivity. In 2003, we had 123 PMA One clients, which generated approximately $46 million of combined workers’ compensation and integrated disability written premiums. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

Through The PMA Insurance Group’s workers’ compensation product offerings, we provide a comprehensive array of managed care services to control loss costs. These include:

•	Case review and intervention by disability management coordinators, all of who are registered nurses. This service is also provided for our integrated disability product. These disability management coordinators employ an early intervention model to proactively manage medical treatment and length of disability in concert with The PMA Insurance Group's claims professionals and the insured employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

•	Access to the First Health® Network, a workers' compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network.

•	Utilization of an automated medical bill review system to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to The PMA Insurance Group's cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions regarding causal relationship and appropriate utilization levels.

•	Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

•	TMESYS® pharmacy benefit management program. TMESYS® is the only "Cardless" pharmacy program designed specifically for the workers' compensation industry. It includes access to a nationwide network of pharmacies, increased savings through higher utilization, on-line drug utilization review and the ability to capture the first prescription within the program.

•	Support of a full time Medical Director, who assists in implementing programs to monitor the quality and medical necessity of recommended treatment and identifying peer experts for complex claims.

Commercial Lines

The PMA Insurance Group writes property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “Underwriting” on page 7. These coverages feature commercial automobile, commercial multi-peril, general liability and umbrella business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business.

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

As of December 31, 2003, The PMA Insurance Group employed 12 direct sales representatives and had contracts with approximately 335 independent brokers and agents. The direct sales representatives are generally responsible for certain business located in Pennsylvania and Delaware. For the year ended December 31, 2003, these employees produced approximately $52 million in direct premiums written.

The independent brokers and agents solicit business throughout the marketing territory. The current distribution network generally consists of large regional agents and brokers, local agents, and national brokers that specialize in larger to middle market accounts that require the variety of workers’ compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 2003, independent brokers and agents accounted for approximately 90% of The PMA Insurance Group’s direct written premiums. The top ten independent brokers and agents accounted for approximately 16% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for approximately 3% of its direct written premiums.

The PMA Insurance Group’s underwriters review all business submissions before it is accepted. The PMA Insurance Group monitors several statistics with respect to its independent brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent’s business and the profitability of the broker/agent’s business.

As of December 31, 2003, the field organization consisted of 17 offices throughout The PMA Insurance Group’s principal marketing territory. Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claim adjustment services.

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

Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer and locally to branch vice presidents who are accountable for territorial operating results. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals also consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts. A formal underwriting quality assurance program is also employed to ensure consistent adherence to underwriting standards and controls.

The PMA Insurance Group also employs credit analysts. These employees review the financial strength and stability of customers who utilize loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements. Premium auditors perform audits to determine that premiums charged accurately reflect actual exposures.

Claims Administration

Claims services are delivered to customers primarily through employees located in the field offices. Claim handling professionals are assigned to each reported loss based on coverage and jurisdictional expertise. Claims meeting certain criteria are referred to line of business claim specialists. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims adjustment activities. Claim handlers are also supported by a network of in-house legal counsel and an anti-fraud investigative unit. A special claims unit has also been established in the home office to focus on more complex specialized matters such as asbestos and environmental claims.

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

In 2002, The PMA Insurance Group expanded its internet-based functionality to include claim reporting capability. Currently, 20% of new losses are reported through PMA Cinch®, our internet risk management information technology.

Competition

The domestic property and casualty insurance industry is very competitive and consists of many companies, with no one company dominating the market for all products. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups, and self-insurance programs. Many of our competitors are larger and have greater financial resources than us.

The main factors upon which entities in our markets compete are price, service, product capabilities and financial security. The PMA Insurance Group attempts to price its products in such a way that the prices charged to their clients are commensurate with the overall marketplace while still meeting our rate of return targets. The PMA Insurance Group has rejected and/or non-renewed certain accounts where we believed the market rates, terms and conditions for such risks did not provide the opportunity to achieve an acceptable rate of return.

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

We attempt to design products that meet the needs of clients in our markets. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers’ compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers’ compensation costs for the employers. In addition, it also continues to benefit from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states. See “The PMA Insurance Group—Products” for additional discussion. We continually evaluate new product opportunities for The PMA Insurance Group.

Industry Trends

During the 1990s and into 2000, the property and casualty insurance industry was characterized by excess capacity, which resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. As a result of this prolonged soft market, beginning in 2000, capacity in the property and casualty market began to contract as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, independently sought and achieved significant price increases and improved policy terms commencing in the second half of 2000. In 2002 and 2001, we realized price increases at The PMA Insurance Group in excess of 15%. These increases continued in 2003, with The PMA Insurance Group obtaining price increases of 10% for its workers’ compensation business and 17% for its Commercial Lines business.

In addition to these increases, we have achieved generally improved terms in certain of our insurance policies. For example, we have implemented broader coverage exclusions, lower occurrence limits, lower ceding commissions, accelerated payment terms and higher retentions or deductibles for insureds. These improvements in terms and conditions should further enhance the profitability of our business.

Despite current market conditions, there can be no assurance that prices and premiums will increase at a level consistent with these expectations. Even if the industry in general experiences those types of increases, we cannot assure you that we will see similar increases or that we will achieve price increases consistent with 2003. Further, any benefit that we derive from such price increases may be partially or completely offset by increases in ceded reinsurance premiums and unexpected increases in our loss reserves.

PMA RE

On November 6, 2003, we announced our decision to withdraw from the reinsurance business. We are no longer writing new reinsurance business. The results of this business, which had been offered though our PMA Re business segment, will be included in Run-off Operations effective in 2004. Prior to November 6, 2003, the Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. PMA Re provided treaty reinsurance on both a traditional and finite risk basis as well as facultative reinsurance. PMA Re focused on providing reinsurance to small- to medium-sized insurers, which we define as insurers with less than $500 million of statutory surplus.

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

PMA Re provided reinsurance coverage primarily under two arrangements: treaty and facultative. Typically, in treaty reinsurance, the primary insurer or ceding company is obligated to cede and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or ceding company. Facultative reinsurance is a form of reinsurance coverage that is placed on a risk-by-risk basis, and the reinsurer retains the right to accept or reject each individual risk submitted by the ceding company. Of PMA Re’s total net premiums written during 2003, 95% were treaty and 5% were facultative.

Late in 2000, PMA Re invested in a Lloyd’s of London managing general agency, Cathedral Capital PLC, and commencing in 2001, we began participating in the results of Syndicate 2010, which primarily writes property and aviation reinsurance. In the fourth quarter of 2002, we increased our ownership in Cathedral Capital to 29.9% of their outstanding capital stock. In connection with that transaction, we ceased our direct participation in Syndicate 2010 effective December 31, 2002. At December 31, 2003, our interest in Cathedral Capital was approximately $34 million. Cathedral Capital has agreed to indemnify us for losses exceeding £300,000 arising from Syndicate 2010 related to the 2001 and 2002 underwriting years of account in which we participated. In consideration for the indemnification, we have agreed to pay Cathedral Capital 30% of any underwriting profit related to the 2001 and 2002 years of account. Cathedral Capital primarily provides underwriting and management services for various Lloyd’s syndicates providing primarily property and casualty coverages.

PMA Re had five distinct underwriting units, organized by class of business. The Traditional-Treaty, Finite Risk and Financial Products, Specialty-Treaty, and Accident-Treaty units provided treaty reinsurance coverage. The fifth unit, Facultative, provided reinsurance on a facultative basis. The Traditional-Treaty underwriting unit wrote general property and casualty business. The Traditional casualty portfolio included general liability, umbrella, commercial automobile and workers’ compensation.

The Finite Risk and Financial Products underwriting unit provided PMA Re’s clients with creative risk management solutions that complemented their traditional reinsurance program. Under its finite risk covers, PMA Re assumed a measured amount of insurance risk in exchange for a specified margin. Our finite risk reinsurance covers typically included a combination of sub-limits and caps on the maximum gain or loss to PMA Re as the reinsurer. In December 2003, we executed a definitive agreement with Imagine Insurance Company Limited (“Imagine”) selling the renewal rights to PMA Re’s finite business and giving Imagine the exclusive option to assume certain of PMA Re’s finite business currently in force. The amount of business transferred to Imagine will be subject to their underwriting practices and standards. Under the terms of the agreement, Imagine will compensate PMA Re based upon the amount of in-force business either renewed or assumed by Imagine.

The Specialty-Treaty underwriting unit wrote business that fell outside the confines of our traditional property and casualty risks. The Facultative underwriting unit wrote property and casualty reinsurance on an individual risk basis and on a program/semi-automatic basis, in which we agreed to accept risks that fell within certain predetermined parameters. In 2002, the Accident-Treaty unit was created to take advantage of market opportunities and to expand the portfolio of products offered by PMA Re. The Accident-Treaty unit offered a wide variety of accident products to life insurance companies, writers of workers’ compensation insurance and writers of Special Risk insurance. In 2004, we entered into a 100% quota share reinsurance agreement with a third-party reinsurer in which the reinsurer agreed to reinsure all of the liabilities of the Accident-Treaty unit occurring after December 31, 2003, in return for 100% of the Unit’s unearned premium reserve.

PMA Re’s gross and net premiums written by business unit and major category of business were as follows:

	2003		2002		2001
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net

Traditional - Treaty
Casualty	$187,758	$183,837	$248,760	$200,761	$98,264	$66,754
Property	78,050	71,374	128,256	108,040	71,668	47,674
Other	1,108	1,109	1,998	1,976	1,386	1,386

Total	266,916	256,320	379,014	310,777	171,318	115,814

Finite Risk and Financial Products
Casualty	168,971	110,257	127,291	112,042	115,220	90,480
Property	132,940	87,524	105,527	99,671	128,110	118,296
Other	13,587	9,643	19,595	19,007	1,197	1,163

Total	315,498	207,424	252,413	230,720	244,527	209,939

Specialty - Treaty
Casualty	89,203	87,818	87,648	71,594	31,690	24,452
Property	1,267	1,140	3,915	3,358	2,093	1,403
Other	614	616	525	519	397	397

Total	91,084	89,574	92,088	75,471	34,180	26,252

Facultative
Casualty	46,392	17,726	39,750	12,034	21,498	4,917
Property	11,985	9,327	9,581	6,642	5,069	3,683
Other	--	--	--	--	(1)	(1)

Total	58,377	27,053	49,331	18,676	26,566	8,599

Accident
Casualty	256	194	195	167	--	--
Property	--	--	--	--
Other	18,742	14,509	3,746	3,228	--	--

Total	18,998	14,703	3,941	3,395	--	--

Total Casualty	492,580	399,832	503,644	396,598	266,672	186,603
Total Property	224,242	169,365	247,279	217,711	206,940	171,056
Total Other	34,051	25,877	25,864	24,730	2,979	2,945

Total Premiums Written	$750,873	$595,074	$776,787	$639,039	$476,591	$360,604

As of December 31, 2003, traditional catastrophe covers accounted for approximately 2% of PMA Re’s gross property premiums written. The per risk property programs written by PMA Re generally contain per occurrence limits and in some instances there is less catastrophe exposure either because of the locations of the insured values or the nature of the underlying exposures. In addition, PMA Re’s gross premiums written include approximately $21 million of funded catastrophe coverages written by the Finite Risk and Financial Products unit. These funded covers contain per occurrence and aggregate limits, as well as loss sensitive additional premium provisions in the event of a loss to mitigate the severity of the catastrophic loss to us. However, as is common in property reinsurance, PMA Re is exposed to the possibility of loss from catastrophes due to the aggregation of losses. PMA Re actively manages this exposure through zonal management, minimizing writings of catastrophe business, and the purchase of retrocessional protection. See “Item 7 - MD&A - Reinsurance” and “Reinsurance and Retrocessional Protection” on page 11 for additional information regarding PMA Re’s catastrophe retrocessional program.

PMA Re’s claims department analyzes reported claims, establishes individual claim reserves, pays claims, provides claims-related services to clients and audits the claims activities of selected clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with the actuarial department.

In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of selected ceding companies. The claims department also conducts annual claims audits for many current and former client ceding companies.

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

Our Run-off Operations analyze and investigate reported claims, establish individual claim reserves, pay claims and monitor the progress and ultimate outcome of the excess and surplus lines claims. In addition, they determine that subrogation, salvage and other cost recovery opportunities have been adequately explored.

All notices of claims are reported to the Run-off Operations’ centralized claims department. Claims services are delivered to customers through employees and independent adjusters under the direction of internal claims staff. The claims staff actively directs and manages the activities of all outside attorneys utilized in the claims process.

See Note 15 in Item 8 of this Form 10-K for additional information regarding the Run-off Operations.

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

The ceded reinsurance agreements of our insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 90 days’ notice. In general, the reinsurance agreements are treaty agreements, which cover all underwritten risks of the types specified in the treaties. Our reinsurance is on a per risk and per occurrence basis. Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence. Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.

See "Item 7 - MD&A - Reinsurance" and Note 6 in Item 8 of this 10-K for additional information.

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

Reserves are estimated using various generally accepted actuarial methodologies. As part of the reserving process, historical and industry data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, changes in social attitudes and economic conditions, including the effects of inflation. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and probable trends, provides a reasonable basis for predicting future events. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. There is generally no precise method, however, for subsequently evaluating the adequacy of the consideration given to inflation or to any other specific factor, since the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are generally subject to more unforeseen development and uncertainty. Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2003, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance (“net reserves”), for the ten years prior to 2003. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2003; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 2000 relating to losses incurred in 1993 would be included in the cumulative deficiency amount for each of the years 1993 through 1999. However, the deficiency would be reflected in operating results in 2000 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development

December 31,
(dollar amounts in millions)

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

I. Initial estimated liability for
unpaid losses and LAE,
net of reinsurance	$ 1,932.0	$ 1,855.9	$ 1,808.5	$ 1,834.5	$ 1,670.9	$ 1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3

II. Amount of reserve paid,
net of reinsurance through:

- one year later	$ 407.8	$ 398.9	$ 437.6	$ 398.8	$ 360.7	$ 354.6	$ 494.9	$ 457.0	$ 644.3	$ 650.5	--
- two years later	746.1	763.7	780.0	669.6	646.0	717.7	764.1	838.8	1,064.2
- three years later	1,055.9	1,072.9	999.0	894.8	924.6	880.3	1,052.9	1,107.6
- four years later	1,330.6	1,252.2	1,183.5	1,118.2	1,013.0	1,125.8	1,248.3
- five years later	1,472.7	1,405.9	1,369.7	1,172.3	1,196.9	1,261.0
- six years later	1,605.4	1,573.2	1,407.9	1,325.2	1,289.7
- seven years later	1,761.7	1,595.8	1,542.2	1,394.5
- eight years later	1,779.3	1,722.5	1,609.8
- nine years later	1,897.7	1,783.3
- ten years later	1,943.6

III. Reestimated liability,
net of reinsurance, as of

- one year later	$ 1,932.3	$ 1,907.4	$ 1,964.6	$ 1,748.5	$ 1,624.3	$ 1,314.7	$1,290.9	$1,152.2	$1,302.8	$1,403.1	--
- two years later	1,982.5	2,073.4	1,866.8	1,700.5	1,557.6	1,299.7	1,304.1	1,269.4	1,499.0
- three years later	2,163.9	1,986.7	1,819.2	1,611.1	1,495.3	1,288.9	1,336.6	1,399.8
- four years later	2,078.3	1,942.0	1,742.1	1,542.3	1,480.8	1,326.3	1,426.9
- five years later	2,030.5	1,880.3	1,672.6	1,524.3	1,482.9	1,346.7
- six years later	1,973.2	1,822.1	1,658.0	1,519.0	1,487.5
- seven years later	1,922.1	1,807.6	1,655.3	1,514.0
- eight years later	1,910.9	1,807.3	1,650.0
- nine years later	1,912.7	1,804.9
- ten years later	1,907.4

IV. Cumulative deficiency
(redundancy):	$ (24.6)	$ (51.0)	$ (158.5)	$ (320.5)	$ (183.4)	$ (0.5)	$ 142.5	$ 271.1	$ 355.9	$ 218.8	--

V. Net liability	$ 1,932.0	$ 1,855.9	$ 1,808.5	$ 1,834.5	$ 1,670.9	$ 1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3
Reinsurance recoverables	218.7	247.9	261.5	256.6	332.3	593.7	648.2	924.4	1,181.3	1,265.6	1,195.0

Gross liability	$ 2,150.7	$ 2,103.8	$ 2,070.0	$ 2,091.1	$ 2,003.2	$ 1,940.9	$1,932.6	$2,053.1	$2,324.4	$2,449.9	$2,541.3

VI. Re-estimated net liability	$ 1,907.4	$ 1,804.9	$ 1,650.0	$ 1,514.0	$ 1,487.5	$ 1,346.7	$1,426.9	$1,399.8	$1,499.0	$1,403.1
Re-estimated reinsurance recoverables	223.8	264.5	299.3	278.9	338.9	626.3	872.0	1,180.0	1,296.6	1,247.9

Re-estimated gross liability	$ 2,131.2	$ 2,069.4	$ 1,949.3	$ 1,792.9	$ 1,826.4	$ 1,973.0	$2,298.9	$2,579.8	$2,795.6	$2,651.0

Unpaid losses and LAE on a GAAP basis were $2,541.3 million and $2,449.9 million at December 31, 2003 and 2002, respectively. Unpaid losses and LAE on a statutory basis were $1,080.1 million and $970.9 million at December 31, 2003 and 2002, respectively. The difference between GAAP and statutory loss reserves reflects: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2003	2002	2001

The PMA Insurance Group	$49,685	$1,082	$2,889
PMA Re	169,089	106,866	(1,568)
Run-off Operations	--	51,800	22,191

Total net unfavorable development	$218,774	$159,748	$23,512

The PMA Insurance Group recorded unfavorable prior year loss development of $49.7 million, $1.1 million and $2.9 million in 2003, 2002 and 2001, respectively. In the fourth quarter of 2003, our internal actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, we noticed higher than expected claims severity in our workers’ compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers’ compensation business. As a result, The PMA Insurance Group increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group's loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The PMA Insurance Group’s loss-sensitive rating plans we adjust the amount of the insured’s premiums after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million.

During 2003, PMA Re increased net loss reserves for prior accident years by $169.1 million, including $150 million during the third quarter. PMA Re’s third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during those same years. During the third quarter, the Company's actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused us to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

PMA Re’s analysis was enhanced by an extensive review of specific accounts, comprising about 40% of carried reserves for accident years 1997 to 2000. The Company's actuaries visited a number of former ceding company clients, which collectively comprised about 25% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. The Company's actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

During 2002, PMA Re recorded unfavorable prior year development of $106.9 million. In the fourth quarter, PMA Re’s actuarial department conducted its routine year-end reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. During the fourth quarter, the Company’s actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by PMA Re’s ceding companies. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by approximately

$64 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

The remaining $43 million of unfavorable prior year development at PMA Re in 2002 primarily reflects the recording of losses and LAE on additional earned premiums recorded during 2002 as a result of a change in our estimate of ultimate premiums written from prior years. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update as appropriate the estimated ultimate premiums written. PMA Re’s periodic reviews of estimated ultimate premiums written, which compared actual reported premiums and originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units for 2001 and 2000, were higher than originally estimated. As a result, PMA Re recorded additional net premiums earned during 2002, including $39.9 million in the second quarter, which were completely offset by losses and LAE and acquisition expenses.

During 2002, the Run-off Operations recorded unfavorable prior year development of $51.8 million. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by $51.8 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

As a result of its reserve reviews conducted in 2001, the Run-off Operations revised its estimate of ultimate expected claims activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000. During 2001, the Run-off Operations recorded unfavorable prior year loss development of $22.2 million. These losses primarily reflect higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business, and, to a lesser extent, property lines of business.

At December 31, 2003 and 2002, our GAAP loss reserves were recorded net of discount of $67.0 million and $97.8 million, respectively, primarily related to workers’ compensation business. Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion benefited pre-tax results by $6.3 million and $6.8 million in 2003 and 2002, respectively.

At December 31, 2003, our loss reserves were stated net of $33.2 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

Asbestos and Environmental Reserves

At December 31, 2003, 2002 and 2001, gross reserves for asbestos-related losses were $37.8 million, $42.1 million and $59.9 million, respectively ($17.8 million, $25.8 million and $28.6 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $14.9 million, $22.9 million, and $26.6 million related to IBNR losses at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001 gross reserves for environmental-related losses were $14.2 million, $18.2 million and $29.6 million, respectively ($8.8 million, $14.3 million and $16.0 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $3.7 million, $7.9 million and $9.2 million related to IBNR losses at December 31, 2003, 2002 and 2001, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

The executive committee of our board of directors is responsible for reviewing our investment objectives. We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers. Investments by the Pooled Companies and PMA Capital Insurance Company must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania.

We do not currently own any derivative financial instruments. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 14% of invested assets at December 31, 2003. Included in this industry segment are diverse financial institutions, including financing subsidiaries of automotive manufacturers.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see "Item 7 - MD&A - Investments" as well as Notes 2-B and 4 in Item 8 of this Form 10-K.

RATINGS

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and of the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations. We currently participate in the ratings process of A.M. Best and Moody’s Investor Services. Other rating agencies also rate our securities, which we do not disclose in our reports.

The rating scales of A.M. Best and Moody’s are characterized as follows:

•	A.M. Best--A++ to S ("Superior" to "Suspended")
•	Moody's--Aaa to C ("Exceptional" to "Lowest")

As of February 29, 2004, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best(1)	Moody's(2)

Pooled Companies(3)	B++ (5th of 16)	Ba1 (11th of 21)
PMA Capital Insurance Company	B++ (5th of 16)	B1 (14th of 21)

Senior Debt Ratings:	Moody's(4)

PMA Capital Corporation	B3 (16th of 21)

(1)	Under review with negative implications.
(2)	Negative outlook.
(3)	The Pooled Companies (Pennsylvania Manufacturers’ Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company) represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.
(4)	Direction uncertain.

A downgrade in the A.M. Best financial strength rating of the Pooled Companies would result in a material loss of business as policyholders move to other companies with higher financial strength ratings. Accordingly, such a downgrade to our A.M. Best insurer financial strength rating would have a material adverse effect on our results of operations, liquidity and capital resources.

A downgrade in our debt ratings will affect our ability to raise additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, a downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

See "Risk Factors" beginning on page 25 and "Item 7 - MD&A - Recent Developments" for additional information regarding our ratings.

REGULATORY MATTERS

General

One or more of The PMA Insurance Group’s Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 52 jurisdictions (including Puerto Rico and the District of Columbia). PMA Capital Insurance Company is licensed or accredited to transact business in, and is subject to regulation and supervision by, 50 states and the District of Columbia. Our insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business.

In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for that purpose. The Pooled Companies and PMA Capital Insurance Company are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

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

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. For terrorist acts to be covered under TRIA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 7% deductible for 2003, 10% for 2004 and 15% for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of covered industry-wide losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $43 million in 2004 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Appropriate rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has refined its underwriting procedures to take into account terrorism risks.

As discussed above, we have refined our underwriting processes to account for terrorism risks and TRIA may mitigate the potential impact of terrorism losses on our results. However, because of TRIA’s uncertain application, the amount of terrorism losses that The PMA Insurance Group must retain under TRIA and the fact that TRIA does not apply to, and we do not have terrorism exclusions in all of, our reinsurance business, future terrorist attacks may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding the underwriting criteria of our operating segments, see Business – The PMA Insurance Group, Underwriting on page 7 of this Form 10-K.

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

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance is currently conducting examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 2002. Although we have not received the final report of the Department, we do not expect any material adjustments to previously filed statutory financial statements as a result of such examinations. In addition, we do not expect any material qualitative matters to be raised as a result of the examination.

Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the Commonwealth of Pennsylvania. Pennsylvania’s state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the Pennsylvania insurance department must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

As a result of discussions with the Pennsylvania Insurance Department, PMA Capital Insurance Company entered into a letter agreement with the Department, dated December 22, 2003. Pursuant to the agreement, PMA Capital Insurance Company has agreed to request the Department’s prior approval of certain additional actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMA Capital Insurance Company’s affiliates; making any withdrawal of monies from PMA Capital Insurance Company’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $57.1 million as of December 31, 2003) of the fair market value of PMA Capital Insurance Company’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. The letter agreement shall remain in effect until the Commissioner, or PMA Capital Insurance Company and the Commissioner, determine it is no longer necessary, or until and unless it is superseded by a regulatory order.

In addition, PMA Capital Insurance Company has agreed to engage an independent actuary, approved by the Department, to conduct actuarial assessments of it and its Pennsylvania-domiciled insurance subsidiaries’ (The PMA Insurance Group companies) loss reserves for 2003 and, as the Department deems necessary, each year thereafter. PMA Capital Insurance Company has also agreed to provide the Department with certain financial and operating information, including: a monthly summary statutory financial report of its results of operations and the financial position; a plan for the satisfaction of its reinsurance liabilities that will contain projections for funding each year’s liabilities and that will be regularly reviewed and revised as necessary; a list of commutations of existing reinsurance contracts or treaties and their financial impact. This is a summary of certain terms of the letter agreement and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 99.1 hereto and incorporated herein by reference.

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

All of our domestic insurance entities are owned by PMA Capital Insurance Company. Only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to us. During 2003, we received $24 million in dividends from PMA Capital Insurance Company. Under Pennsylvania law, approximately $17 million of dividends would have been available to be paid by PMA Capital Insurance Company to us in 2004 without the prior approval of the Pennsylvania Insurance Department as of December 31, 2003. However, under the letter agreement dated December 22, 2003, PMA Capital Insurance Company has agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to us without the prior approval of the Pennsylvania Insurance Department. As of December 31, 2003, The PMA Insurance Group’s Pooled Companies can pay up to $23.2 million in dividends to PMA Capital Insurance Company during 2004.

In addition to the regulatory restrictions, we may not declare or pay cash dividends or distributions on our Class A Common stock if we elect to exercise our right to defer interest payments on our $43.8 million of trust preferred debt outstanding.

Risk-Based Capital

The National Association of Insurance Commissioners has adopted risk-based capital requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under risk-based capital ("RBC") requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	"Company action level"—If the RBC ratio is between 150% and 200%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•	"Regulatory action level"—If the RBC ratio is between 100% and 150%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•	"Authorized control level"—If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the "Regulatory action level," but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	"Mandatory control level"—If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

At December 31, 2003, the RBC ratios of the Pooled Companies ranged from 398% to 705% and PMA Capital Insurance Company’s RBC ratio was 262%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2003, each of the Pooled Companies reported an unusual value in one ratio, relating to reserve development due to the paydown of loss reserves. In addition, one of the Pooled Companies reported an unusual value in a second ratio, due to low investment yield.

In 2003, PMA Capital Insurance Company reported six unusual values, relating to: (1) liabilities to liquid assets ratio, (2) investment yield, (3) change in policyholder’s surplus, (4) the two-year overall operating ratio, (5) two-year development to policyholder’s surplus ratio and (6) estimated current reserve deficiency to policyholder surplus. The unusual value relating to the liabilities to liquid assets ratio is due largely to investments in PMA Capital Insurance Company’s insurance subsidiaries. These investments are not considered liquid assets, and therefore caused the ratio to increase. The unusual value related to investment yield relates primarily to a decrease in yield on our bond portfolio. The unusual values relating to the remaining ratios are due primarily to the unfavorable prior year loss development recorded in 2003 and 2002.

EMPLOYEES

As of February 29, 2004, we had approximately 1,250 full-time employees. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Claims-made policy

A term describing an insurance policy that covers claims made (reported or filed) during the year the policy is in force for any incidents that occur that year or during any previous period during which the insured was covered under a "claims-made" contract.

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

Manual rates	Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Occurrence policy	A term describing an insurance policy that covers an incident occurring while the policy is in force regardless of when the claim arising out of that incident is asserted.

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

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities. Please see “Ratings” beginning on page 16 for a complete description of our ratings.

Although we cannot currently predict the ultimate effect of our B++ (5th of 16) A.M. Best Rating on The PMA Insurance Group’s business, certain large account clients and clients in certain industries will not purchase property and casualty insurance from insurers with less than an A- (4th of 16) A.M. Best rating. Therefore, we believe that a continuation of our B++ A.M. Best rating will likely result in lower premiums written. A further downgrade in our A.M. Best ratings would result in a material loss of business as policyholders move to other companies with higher financial strength ratings. Accordingly, such a downgrade to our insurer financial strength ratings would have a material adverse effect on our results of operations, liquidity and capital resources.

A downgrade in our debt ratings will affect our ability to raise additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, a downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

Like all insurers and reinsurers, we establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future events. However, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Further, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers generally become known more slowly than for primary insurers and are generally subject to more unforeseen development.

If, during that time, actual losses and loss adjustment expenses develop faster or are larger than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. As a result, we would incur a charge to earnings in the period the reserves are increased. For example, in the third quarter of 2003, we recorded a charge of $150 million pre-tax related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000.

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

We follow the customary insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. During 2003, we had approximately $1.4 billion of gross written premiums of which we ceded $237.4 million, or 17% of gross written premiums, to reinsurers for reinsurance protection. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2003, we had $1.2 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. The collectibility of reinsurance is largely a function of the solvency of reinsurers. We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

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

We are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions of certain transactions between our insurance subsidiaries and their affiliates;

•	restrictions on the nature, quality and concentration of investments;

•	limitations on the rates that we may charge on our primary insurance business;

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•	limitations on the amount of dividends that insurance subsidiaries can pay;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Further, as described above in “Item 1—Regulatory Matters—Insurance Holding Company Regulation,” on December 22, 2003, PMA Capital Insurance Company entered into a voluntary agreement with the Pennsylvania Insurance Department. Pursuant to the agreement, PMA Capital Insurance Company has agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMA Capital Insurance Company’s affiliates; making any withdrawal of monies from PMA Capital Insurance Company’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent of the fair market value of PMA Capital Insurance Company’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. Finally, the Department may impose additional operational or administrative restrictions deemed necessary by the Pennsylvania

Insurance Commissioner for implementation of the agreement. These restrictions as well as any further restrictions on the conduct of PMA Capital Insurance Company’s business may adversely affect its ability to efficiently conduct the run-off of its insurance liabilities.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance operations or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2003, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition. In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.

Our status as an insurance holding company with no direct operations and our agreement with the Pennsylvania Department of Insurance to restrict dividends from our insurance subsidiaries could adversely affect our ability to meet our obligations and pay dividends.

We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Further, we have agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company, our only direct insurance subsidiary, will not pay dividends to us, without the prior approval of the Pennsylvania Insurance Department. As a result, we may not be able to receive dividends from PMA Capital Insurance Company at times and in amounts necessary to meet our debt obligations and corporate expenses.

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

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

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

The property and casualty insurance industry historically is cyclical in nature. The demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry have been very competitive, although our insurance subsidiaries have experienced more favorable terms and pricing beginning in the second half of 2000 and continuing into early 2004. These fluctuations in demand and competition and the impact on us of other factors identified above could have a negative impact on our results of operations and financial condition.

Because we operate in a highly competitive industry, oversupply may negatively influence the sustainability of adequate rate charges.

The property and casualty insurance and reinsurance industry is highly competitive. The PMA Insurance Group has six major competitors. Its primary competitors are Liberty Mutual Insurance Company, American International Group, Inc., Zurich/Farmers Group, CNA Insurance Companies, Travelers Property & Casualty and The Hartford Insurance Group. Many of our competitors have greater financial, marketing and management resources than we do.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their business and new companies attempt to enter the insurance and reinsurance business as a result of favorable pricing and/or terms;

•	the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies, such as banks and brokerage firms, to engage in certain insurance activities), which could result in increased competition from financial services companies;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

•	changing practices caused by the Internet, which have led to greater competition in the insurance business.

These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. The significant amount of capital in the property and casualty marketplace has, until 2001, resulted in the supply of insurance outpacing demand. This oversupply has made it difficult to achieve a level of rate adequacy related to the amount of risk undertaken. Since 2003 prices have increased at a lower rate or have declined in certain lines of business, continued oversupply may negatively influence the adequacy of rate charges, and accordingly, have an adverse effect on our earnings.

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

The purported class action lawsuits may result in financial losses and may divert management resources.

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A Common stock, 4.25% Convertible Debentures and 8.50% Monthly Income Senior Notes. The lawsuits seek damages in an unspecified amount for losses allegedly incurred as a result of materially false and misleading statements and material omissions regarding our loss reserves allegedly contained in our reports filed with the SEC, certain of our press releases, certain prospectuses and prospectus supplements and in other statements made by us. For more information on the lawsuits, see “Item 3—Legal Proceedings.” This litigation may require the dedication of significant management resources. The lawsuits are in their earliest stages. The lawsuits may have a material adverse effect on our financial condition, results of operations and liquidity. We intend to vigorously defend against the claims asserted in these actions.

Our directors and executive officers collectively have significant shareholdings and may influence action requiring stockholder approval and may have interests different than, or adverse to, those of our other security holders.

Our directors and executive officers beneficially owned approximately 13.8% of our Class A common stock at March 1, 2004. As a result, these stockholders, acting alone or together, may be able to influence matters requiring approval by our stockholders and may have interests different than, or adverse to, those of our other security holders, including preventing changes in our board of directors or management that stockholders may desire.

Provisions in our charter documents and the ownership of our shares of Class A common stock by management may impede attempts to replace or remove our board or management with management favored by stockholders.

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

Item 2. Properties

PMA Capital Corporation’s and PMA Re’s headquarters are located in approximately 88,000 square feet of leased space in center city Philadelphia, Pennsylvania. The PMA Insurance Group’s headquarters are located in a four story, 110,000 square foot building that we own in Blue Bell, Pennsylvania. We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party. We also own an approximately 16,585 square foot building in Harrisburg, Pennsylvania that we lease to PMA Foundation, which is currently under agreement of sale to PMA Foundation for $1.6 million.

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

On November 6, 2003, several purported class action lawsuits were filed against PMA Capital Corporation and certain other defendants. A purported class action lawsuit captioned Pitt v. PMA Capital Corporation, John W. Smithson and William E. Hitselberger (initiated November 6, 2003) has been filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from May 7, 2003 to November 3, 2003. The complaints allege, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Several other purported class action lawsuits, captioned Augenbaum v. PMA Capital Corporation, et. al. (initiated November 6, 2003), Klinghoffer v. PMA Capital Corporation, et. al. (initiated November 10, 2003), and Pollin v. PMA Capital Corporation, John W. Smithson and Frederick W. Anton III (initiated November 11, 2003) were filed in the Eastern District of Pennsylvania by alleged purchasers of the Company’s 4.25% Convertible Debentures and 8.50% Monthly Income Senior Notes. The Klinghoffer and Pollin complaints name PMA Capital Corporation, PMA Capital Trust I, PMA Capital Trust II, certain of the Company’s officers and directors and investment banking firms as defendants. The complaints allege, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making materially false and misleading statements about its reserves in the registration statement, prospectuses and prospectus supplements in connection with the debt.

Several purported class action lawsuits captioned Newman v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell, (initiated November 7, 2003), Appel v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 10, 2003), Boyd v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 20, 2003), Waller v. PMA Capital Corporation, John W. Smithson, Francis W. McDonnell and William E. Hitselberger (initiated November 12, 2003), Bauer v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 21, 2003), and Frey v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated December 11, 2003) were filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from November 13, 1998 to November 3, 2003. The complaints allege, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

The lawsuits seek unspecified compensatory damages and reasonable costs and expenses. We intend to vigorously defend against the claims asserted in these actions. The lawsuits are in their earliest stages. The lawsuits may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Vincent T. Donnelly	51	President and Chief Executive Officer
William E. Hitselberger	46	Senior Vice President, Chief Financial Officer and Treasurer
Robert L. Pratter	59	Senior Vice President, General Counsel and Secretary

Vincent T. Donnelly was elected as President and Chief Executive Officer in February 2004 and served as head of the interim-Office of the President from November 2003 to February 2004. Prior to that, he served as President and Chief Operating Officer of The PMA Insurance Group since February 1997, and has served as Executive Vice President of PMA Capital Insurance Company since November 2000. Mr. Donnelly served as Senior Vice President — Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

William E. Hitselberger has served as our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. He has also served as Vice President and Chief Financial Officer of The PMA Insurance Group from 1998 to June 2002 and Vice President of The PMA Insurance Group from 1996 to 1998.

Robert L. Pratter has served as our Senior Vice President, General Counsel and Secretary since June 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company since November 2000. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane Morris LLP.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Our Class A Common stock is listed on The Nasdaq Stock Market®. It trades under the stock symbol: PMACA.

Following is information regarding prices for our Class A Common Stock:

(dollar amounts in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Class A Common Stock Prices:
High	$15.00	$12.30	$12.85	$14.17
Low	6.67	6.44	11.71	3.97
Close	6.77	12.12	12.53	5.12

2002
Class A Common Stock Prices:
High	$23.10	$25.99	$20.50	$15.30
Low	18.71	17.65	13.05	12.37
Close	22.94	21.15	15.00	14.33

There were approximately 9,000 holders of our Class A Common stock at January 31, 2004 based on recordholders and other beneficial owners. We declared quarterly dividends of $0.105 per share for our Class A Common stock in each quarter of 2002 and the first three quarters of 2003. On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common stock. Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. Furthermore, our directly owned insurance subsidiary, PMA Capital Insurance Company, has voluntarily agreed not to pay dividends or other distributions to us or other affiliates without the prior approval of the Pennsylvania Insurance Department. For additional information on these restrictions, see "Item 7 - MD&A - Liquidity and Capital Resources."

(b)	Not applicable

(c)	Not applicable

Item 6. Selected Financial Data

(dollar amounts in thousands, except per share data)	2003 (1)	2002 (1)	2001	(1)	2000	1999

Net Premiums Written	$1,192,254	$1,104,997	$769,058		$545,555	$563,510

Consolidated Results of Operations:
Net premiums earned	$1,198,165	$991,011	$732,440		$531,424	$540,087
Net investment income	68,923	84,881	86,945		102,591	110,057
Net realized investment gains (losses)	13,780	(16,085)	7,988		11,975	(7,745)
Other revenues	20,379	15,330	22,599		14,000	12,718

Total consolidated revenues	$1,301,247	$1,075,137	$849,972		$659,990	$655,117

Income (loss) before cumulative effect of accounting change	$(93,569)	$(48,024)	$7,103		$1,325	$28,353
Cumulative effect of accounting change, net of related
tax effect(2)	-	-	-		-	2,759

Net income (loss)	$(93,569)	$(48,024)	$7,103		$1,325	$25,594

Per Share Data:
Weighted average shares:
Basic	31,330,183	31,284,848	21,831,725		21,898,967	22,976,326
Diluted	31,330,183	31,284,848	22,216,695		22,353,622	23,785,916
Income (loss) before cumulative effect of accounting change:
Basic	$(2.99)	$(1.53)	$0.33		$0.06	$1.23
Diluted	(2.99)	(1.53)	0.32		0.06	1.19
Net income (loss) per share(3)
Basic	(2.99)	(1.53)	0.33		0.06	1.11
Diluted	(2.99)	(1.53)	0.32		0.06	1.08
Dividends declared per Common share(3)	-	-	-		0.08	0.32
Dividends declared per Class A Common share(3)	0.315	0.42	0.42		0.39	0.36
Shareholders' equity per share	14.80	18.56	19.64		20.40	19.21

Consolidated Financial Position:
Total investments	$2,012,187	$1,828,610	$1,775,335		$1,826,949	$1,918,035
Total assets	4,187,958	4,105,794	3,802,979		3,469,406	3,245,087
Reserves for unpaid losses and LAE	2,541,318	2,449,890	2,324,439		2,053,138	1,932,601
Debt	187,566	151,250	62,500		163,000	163,000
Shareholders' equity	463,667	581,390	612,006		440,046	429,143

(1)	Results for 2003 were impacted by $49 million resulting from the recording of a valuation allowance on the Company's deferred tax asset. Results for 2002 were impacted by $43 million pre-tax ($28 million after-tax) for costs associated with the exit from and run off of Caliber One, our former excess and surplus lines business. Results for 2001 were impacted by $30 million pre-tax ($20 million after-tax) for World Trade Center losses.
(2)	In 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." As a result of adopting SOP 97-3, the Company recorded a liability of $4.3 million pre-tax and a resulting charge to earnings of $2.8 million, net of tax effect.
(3)	Effective at the close of business April 24, 2000, all shares of Common Stock were reclassified as Class A Common stock. Accordingly, all dividends subsequent to April 24, 2000 are for the Class A Common stock.

(dollar amounts in thousands, except per share data)	2003 (1)	2002 (1)	2001 (1)	2000	1999

Components of net income (loss)(4):
The PMA Insurance Group	$21,541	$25,346	$23,148	$21,601	$18,200
PMA Re(5)	(79,433)	13,422	(3,062)	(7,297)	50,319
Corporate and Other	(22,816)	(14,339)	(6,322)	(19,142)	(20,765)
Run-off Operations(6)	(818)	(87,501)	(26,168)	(7,014)	83
Net realized investment gains (losses)	13,780	(16,085)	7,988	11,975	(7,745)

Income (loss) before income taxes
and cumulative effect
of accounting change	(67,746)	(79,157)	(4,416)	123	40,092
Income tax expense (benefit)	25,823	(31,133)	(11,519)	(1,202)	11,739

Income (loss) before cumulative
effect of accounting change	(93,569)	(48,024)	7,103	1,325	28,353
Cumulative effect of accounting
change, net of related
tax effect(2)	-	-	-	-	(2,759)

Net income (loss)	$(93,569)	$(48,024)	$7,103	$1,325	$25,594

GAAP Insurance Ratios:
The PMA Insurance Group:
Loss and LAE ratio	77.6%	75.0%	74.7%	74.9%	75.1%
Expense Ratio(7)	25.1%	26.4%	26.7%	29.3%	31.7%
Policyholders’ dividend ratio	0.1%	1.8%	4.1%	7.5%	8.6%

Combined ratio(8)	102.8%	103.2%	105.5%	111.7%	115.4%

Operating ratio(9)	97.0%	94.5%	94.1%	92.7%	92.7%

PMA Re
Loss and LAE ratio	88.0%	79.6%	87.4%	91.6%	70.4%
Expense Ratio(7)	29.9%	26.8%	26.8%	31.7%	32.1%

Combined ratio(8)	117.9%	106.4%	114.2%	123.3%	102.5%

Operating ratio(9)	112.7%	97.6%	100.9%	102.9%	82.9%

(4)	In addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 16 to our Consolidated Financial Statements as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.
(5)	On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re. This segment is currently in run-off. Therefore, PMA Re's results for 2003 will not be indicative of results for future periods.
(6)	In May 2002, we exited the excess and surplus lines business and placed this business, formerly known as Caliber One, into run-off.
(7)	The expense ratio equals the sum of acquisition and insurance-related operating expenses divided by net premiums earned. Acquisition and insurance-related expenses for The PMA Insurance Group were $142.7 million, $108.6 million, $92.3 million, $72.5 million and $69.1 million for 2003, 2002, 2001, 2000 and 1999.
(8)	The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses plus acquisition expenses and policyholders' dividends (where applicable), all divided by net premiums earned.
(9)	The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2003, compared with December 31, 2002, and the results of operations of PMA Capital for 2003 and 2002, compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K ("Consolidated Financial Statements"). You should also read our discussion of Critical Accounting Estimates beginning on page 59 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See "Cautionary Statements" beginning on page 62 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see "Item 1 - Business - Risk Factors" for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which during the three year period ended December 31, 2003 offered through our subsidiaries standard commercial lines of insurance, excess of loss and pro rata property and casualty reinsurance and excess and surplus lines insurance. In May 2002, we announced our intention to cease writing excess and surplus lines insurance, and since that time, the results of this business have been classified as Run-off Operations. On November 6, 2003, we announced our intention to cease writing excess of loss and pro rata property and casualty reinsurance. The results of this business, which had been offered though our PMA Re business segment, will be included in Run-off Operations effective in 2004. Since November 6, 2003, our subsidiaries offer workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. The PMA Insurance Group also earns other revenues by providing risk control and claims adjusting services to customers. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums and earn investment income at The PMA Insurance Group and PMA Re. From our revenues are deducted:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses ("LAE"), which are the expenses of settling claims;
•	acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers, and the internal expenses to operate the business segment; and
•	dividends that are paid to policyholders of certain of our insurance products.

These items are further described in the MD&A and in “Item 1–Business”.

Losses and LAE are the most significant expense items affecting our insurance business. Like all insurers, we establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if our actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserves for prior years. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In 2003, we recorded a total of $169 million in charges to increase loss reserves for prior years in our PMA Re segment. See "Item 1 - Business - Risk Factors" for additional information.

These charges to increase loss reserves led to the downgrade of the insurer financial strength ratings of PMA Capital Insurance Company, our reinsurance subsidiary, and The PMA Insurance Group (Pennsylvania Manufacturers’ Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, by the rating agencies that rate the financial strength of our insurance subsidiaries, particularly A.M. Best. The downgrade by A.M. Best of the financial strength rating of PMA Capital Insurance Company from A- (4th of 16) to B++ (5th of 16) was a substantial factor in our decision to withdraw from the reinsurance business. In addition, A.M. Best’s lowering of the financial strength rating of The PMA Insurance Group companies from A- (4th of 16) to B++ (5th of 16) has constrained The PMA Insurance Group’s ability to attract and retain business. Further, the recent ratings downgrades may make it more difficult to write business at the same rates and favorable terms and conditions as our current businesses. We currently believe that one of the most significant challenges that we have in 2004 is restoring the A- A.M. Best rating of The PMA Insurance Group. We believe the restoration of the A- rating is necessary for the growth of our primary insurance operations. We are currently evaluating various alternatives which we believe would allow the rating to be upgraded.

Another significant challenge for 2004 is ensuring that we maintain sufficient cash at the holding company level to pay corporate overhead, including debt service and operating expenses. See "Liquidity and Capital Resources" beginning on page 51 for additional information. In December 2003, we entered into a voluntary agreement with our lead regulator, the Pennsylvania Insurance Department, whereby, among other things, we would seek the Department’s prior approval for any dividends paid from our insurance subsidiaries. See "Item 1 - Business–Regulatory Matters" for additional information about this voluntary agreement. As these dividends are a significant source of cash to the holding company, we will continue to work cooperatively with the Department to demonstrate to them our belief that our insurance subsidiaries have adequate statutory capital to support their expected level of business production, the satisfaction of their existing liabilities and the servicing of the holding company debt and overhead obligations.

RESULTS OF OPERATIONS

Consolidated Results

We recorded a net loss of $93.6 million in 2003, compared to a net loss of $48.0 million in 2002 and net income of $7.1 million in 2001.

The net loss for 2003 reflects a third quarter after-tax charge of $97.5 million ($150 million pre-tax), to increase loss reserves at PMA Re. On November 6, 2003, we announced our decision to exit from the reinsurance business and we are no longer writing new reinsurance business. See "Recent Developments" beginning on page 38 for additional information. Additionally, we established a valuation allowance of $49 million on our deferred tax asset in 2003.

Results for 2002 were impacted by approximately $42 million after-tax ($64 million pre-tax) due to unfavorable prior year loss development at PMA Re and by approximately $34 million after-tax ($52 million pre-tax) due to unfavorable prior year loss development at the Run-off Operations. Additionally, results for 2002 include a charge of $28 million after-tax ($43 million pre-tax) associated with our decision to exit from and run off our excess and surplus lines business.

Results for 2001 were adversely impacted by approximately $20 million after-tax ($30 million pre-tax) as a result of losses incurred at PMA Re from the September 11th terrorist attack on the World Trade Center and by unfavorable prior year development of $14 million after-tax ($22 million pre-tax) at the Run-off Operations.

Included in net income (loss) are after-tax net realized investment gains of $9.0 million in 2003, compared to after-tax net realized investment losses of $10.5 million for 2002 and gains of $5.2 million for 2001. Net realized investment gains in 2003 were primarily attributable to sales intended to change the duration of our investment portfolio in order to better match our cash flows with our liability payouts. Net realized investment losses for 2002 primarily reflect impairment losses of $15.4 million after-tax ($23.8 million pre-tax) on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies. Net realized investment gains for 2001 reflect the sale of securities because of our decision to shift the mix of our invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance our portfolio’s yield. As a result of investment sales pursuant to this strategy and the declining interest rates in 2001, we recorded net realized investment gains in 2001.

Also included in net income for 2001 is a $6.3 million after-tax gain ($9.8 million pre-tax included in other revenues) on the sale of certain real estate properties and a tax benefit of $10.1 million resulting from the completion of an IRS examination of our 1996 tax return.

Consolidated revenues were $1,301.2 million, $1,075.1 million and $850.0 million in 2003, 2002 and 2001. The increases in revenues primarily reflect higher net premiums earned. Since PMA Re is no longer writing new reinsurance business, we do not expect this increasing trend in consolidated revenues to continue.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 16 to the Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss). See Note 16 to our Consolidated Financial Statements for additional information.

(dollar amounts in thousands)	2003	2002	2001

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$21,541	$25,346	$23,148
PMA Re(1)	(79,433)	13,422	(3,062)
Run-off Operations	(818)	(87,501)	(26,168)
Corporate and Other	(22,816)	(14,339)	(6,322)
Net realized investment gains (losses)	13,780	(16,085)	7,988

Loss before income taxes	(67,746)	(79,157)	(4,416)
Income tax expense (benefit)	25,823	(31,133)	(11,519)

Net income (loss)	$(93,569)	$(48,024)	$7,103

(1)	On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re. This segment is currently in run-off. Therefore, PMA Re's results for 2003 will not be indicative of results for future periods.
(2)	In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment, formerly known as Caliber One, are reported as Run-off Operations.

We also provide combined ratios and operating ratios for our insurance segments on pages 39 and 43. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Recent Developments

On November 4, 2003, we announced that we had recorded a pre-tax charge of $150 million at September 30, 2003 to strengthen loss reserves at PMA Re. Since that time, the principal nationally recognized ratings agencies that rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation have taken the following actions on our ratings:

•	A.M. Best announced that it lowered the insurer financial strength ratings of PMA Capital Insurance Company, our reinsurance subsidiary, from A- (4th of 16) to B++ (5th of 16), and The PMA Insurance Group (Pennsylvania Manufacturers' Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, from A- (4th of 16) to B++ (5th of 16). All of these ratings are under review with negative implications.

•	Moody's Investors Service announced that it has lowered the insurer financial strength ratings of PMA Capital Insurance Company from Baa1 (8th of 21) to B1 (14th of 21), and the Pooled Companies from Baa1 (8th of 21) to Ba1 (11th of 21), each with negative outlook. Moody's also lowered the senior debt ratings on PMA Capital Corporation from Ba1 (11th of 21) to B3 (16th of 21). These debt ratings remain under review with direction uncertain.

On November 24, 2003, we announced that we had voluntarily withdrawn from the Standard & Poor’s rating process.

See "Item 1–Business–Ratings" for additional information regarding our ratings.

On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common stock.

On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re, and we are no longer writing new reinsurance business. On December 22, 2003, PMA Capital Insurance Company entered into a voluntary agreement with the Pennsylvania Insurance Department. Pursuant to this agreement, PMA Capital

Insurance Company agreed, among other things, not to pay dividends to us without the prior approval of the Pennsylvania Insurance Department; enter into any new reinsurance contracts, treaties or agreements, except as may be required by law; alter it or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure; and agreed to provide the Department with certain financial and operating information. See "Item 1–Business – Regulatory" for additional information regarding our agreement with the Pennsylvania Insurance Department.

Several purported class action lawsuits have been filed against us and certain other defendants. We intend to vigorously defend against the claims asserted in these actions. The lawsuits are in their earliest stages. The lawsuits may have a material adverse effect on our financial condition, results of operations and liquidity. For additional information, see "Item 1 – Legal Proceedings."

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

(dollar amounts in thousands)	2003	2002	2001

Net premiums written	$603,593	$452,276	$355,547

Net premiums earned	570,032	410,266	346,574
Net investment income	32,907	35,613	39,444
Other revenues	17,493	14,694	11,240

Operating revenues	620,432	460,573	397,258

Losses and LAE	442,502	307,734	258,933
Acquisition and operating expenses	155,748	119,906	101,090
Dividends to policyholders	641	7,587	14,087

Total losses and expenses	598,891	435,227	374,110

Pre-tax operating income	21,541	25,346	23,148

Combined ratio	102.8%	103.2%	105.5%
Less: net investment income ratio	5.8%	8.7%	11.4%

Operating ratio	97.0%	94.5%	94.1%

Pre-tax operating income for The PMA Insurance Group was $21.5 million in 2003, compared to $25.3 million in 2002 and $23.1 million in 2001. The lower pre-tax operating income in 2003, compared to 2002, primarily reflects lower underwriting results from accident years 2001 and 2002 in the workers’ compensation lines of business and lower net investment income, partially offset by improved current accident year underwriting results. The increase in operating income for 2002, compared to 2001, was primarily due to improved underwriting results, partially offset by lower net investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:

(dollar amounts in thousands)	2003	2002	2001

Workers' compensation and integrated disability:
Direct premiums written	$546,059	$397,639	$315,611
Premiums assumed	24,799	13,338	6,331
Premiums ceded	(58,707)	(37,624)	(29,771)

Net premiums written	$512,151	$373,353	$292,171

Commercial Lines:
Direct premiums written	106,399	$102,918	$92,107
Premiums assumed	1,177	1,437	2,646
Premiums ceded	(16,134)	(25,432)	(31,377)

Net premiums written	$91,442	$78,923	$63,376

Total:
Direct premiums written	652,458	$500,557	$407,718
Premiums assumed	25,976	14,775	8,977
Premiums ceded	(74,841)	(63,056)	(61,148)

Net premiums written	$603,593	$452,276	$355,547

Direct workers’ compensation and integrated disability premiums written increased 37% in 2003 and 26% in 2002, compared to the immediately preceding year, primarily due to an increase in the volume of risks underwritten, and to a lesser extent, pricing increases. In addition, the increase in direct workers’ compensation premiums written for 2003 includes $35 million of retrospectively rated premiums recorded in the fourth quarter under loss-sensitive policies that are attributable to the higher than expected losses from accident years 2001 and 2002. See "Losses and Expenses" beginning on page 41 for additional information. Pricing increased approximately 10% in 2003 and 17% in 2002 on workers’ compensation business. In recent years, The PMA Insurance Group increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories covering the eastern part of the United States.

For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments. Manual rates in The PMA Insurance Group’s principal marketing territories for workers’ compensation increased on average approximately 8% in 2003 and 13% in 2002. These increases in manual rates generally reflect the effects of higher average medical and indemnity costs in recent years. Manual rate changes directly affect the prices that The PMA Insurance Group can charge for its rate sensitive workers’ compensation products, which include fixed cost and dividend policies that comprise approximately 58% of workers’ compensation premiums for 2003.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $3.5 million and $10.8 million in 2003 and 2002, compared to the immediately preceding year, primarily due to weighted average price increases of approximately 17% in 2003 and 28% in 2002.

Although we cannot currently predict the ultimate effect of the recent A.M. Best financial strength rating downgrade on The PMA Insurance Group’s business, such downgrade will likely result in lower premiums written. Further, the recent ratings downgrades may make it more difficult to write business at the same rates and favorable terms and conditions as our current businesses.

Premiums assumed increased $11.2 million and $5.8 million in 2003 and 2002, respectively, compared to the immediately preceding year, primarily due to an increase in the amount of residual market business in The PMA Insurance Group’s principal marketing territories. Companies which write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded increased $11.8 million in 2003, compared to 2002 and increased $1.9 million in 2002, compared to 2001. Premiums ceded for workers’ compensation and integrated disability increased by $21.1 million in 2003 and $7.9 million in 2002, compared to the immediately preceding year, as a result of the increase in direct premiums written as well as higher rates being charged by reinsurers. Premiums ceded for Commercial Lines were lower by $9.3 million and $5.9 million in 2003 and 2002, respectively, primarily because we have increased our net retentions in Commercial Lines from $250,000 in 2001 to $500,000 in 2002 and $1.5 million in 2003.

Net premiums written increased 33% in 2003 and 27% in 2002, compared to the immediately preceding year, mainly reflecting the trends discussed above for gross premiums written. Net premiums earned increased 39% in 2003 and 18% in 2002. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. We made such an adjustment in the fourth quarter of 2003 as described above.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2003	2002	2001

Loss and LAE ratio	77.6%	75.0%	74.7%
Expense ratio:
Acquisition expenses	15.9%	17.5%	17.6%
Operating expenses(1)	9.2%	8.9%	9.1%

Total expense ratio	25.1%	26.4%	26.7%
Policyholders' dividend ratio	0.1%	1.8%	4.1%

Combined ratio	102.8%	103.2%	105.5%

(1)	The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $52.2 million, $36.7 million and $31.4 million for 2003, 2002 and 2001, respectively.

In the fourth quarter of 2003, our internal actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, we noticed higher than expected claims severity in our workers’ compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers’ compensation business. As a result, The PMA Insurance Group increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group's loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The PMA Insurance Group’s loss-sensitive rating plans we adjust the amount of the insured’s premiums after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million.

This unfavorable prior year loss development and resulting premium and policyholders’ dividend adjustments in 2003 increased the loss and LAE ratio by approximately 4 points and decreased the total expense ratio and policyholder’s dividend ratio each by approximately 1.5 points. The total impact to the combined ratio was approximately 1 point. Overall, the loss and LAE ratio increased by 2.6 points in 2003 compared to 2002, reflecting the effects of prior year loss development described above, partially offset by an improved current accident year loss and LAE ratio. Our current accident year loss and LAE ratio improved 5.3 points in 2003, compared to 2002, including 4.5 points due to the premium adjustment of $35 million recorded in the fourth quarter for policies of loss-sensitive plans. The remainder of the improvement is primarily due to price increases that have outpaced increasing loss costs. Medical cost inflation, which has contributed to increased severity of workers’ compensation losses, was the primary reason for the increasing loss costs in 2003. We estimate our medical cost inflation for 2003 to be approximately 11%. We expect medical cost inflation to remain a significant component of loss costs in 2004.

The loss and LAE ratio increased slightly in 2002, compared to 2001, primarily due to a higher current accident year loss and LAE ratio, partially offset by lower unfavorable prior year development. The current accident year loss and LAE ratio increased by 1.0 point in 2002, compared to 2001, primarily due to increased reinsurance costs and higher workers’ compensation loss trends, partially offset by price increases. The PMA Insurance Group experienced $1.1 million and $2.9 million of unfavorable prior year development in 2002 and 2001, respectively. The lower unfavorable prior year development reduced the loss and LAE ratio by 0.5 points in 2002, compared to 2001. The unfavorable prior year development in 2002 and 2001 primarily reflects higher than expected claims handling costs. For additional information regarding The PMA Insurance Group’s loss reserves, see "Loss Reserves" beginning on page 47.

The expense ratio improved by 0.3 points in 2002, compared to 2001, as premium growth outpaced the increase in expenses. The policyholders’ dividend ratio improved by 2.3 points in 2002, compared to 2001, primarily because we sold less business under dividend plans and wrote business under lower paying dividend plans. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $2.7 million lower in 2003 and $3.8 million lower in 2002, compared to the immediately preceding year. The lower net investment income in 2003, compared to 2002, primarily reflects a reduction in invested asset yields of approximately 90 basis points, partially offset by a higher invested asset base that increased approximately 12%. The decline in 2002, compared to 2001, primarily reflects a reduction in invested asset yields of approximately 50 basis points.

PMA Re

On November 6, 2003, we announced our decision to withdraw from the reinsurance business. We are no longer writing new reinsurance business. See "Recent Developments" beginning on page 38 for additional information. Because of our decision to withdraw from the reinsurance business, we expect that PMA Re’s premiums written and earned, losses and LAE, and operating expenses will decline materially in 2004. Therefore, PMA Re’s results for 2003 will not be indicative of results for future periods. PMA Re’s results will be included in Run-off Operations beginning in the first quarter of 2004.

Summarized financial results of PMA Re are as follows:

(dollar amounts in thousands)	2003	2002	2001

Net premiums written	$595,074	$639,039	$360,604

Net premiums earned	624,249	551,513	340,401
Net investment income	32,513	48,736	45,361

Total revenues	656,762	600,249	385,762

Losses and LAE	549,379	439,228	297,623
Acquisition and operating expenses	186,816	147,599	91,201

Total losses and expenses	736,195	586,827	388,824

Pre-tax operating income (loss)	$(79,433)	$13,422	$(3,062)

Combined ratio	117.9%	106.4%	114.2%
Less: net investment income ratio	5.2%	8.8%	13.3%

Operating ratio	112.7%	97.6%	100.9%

PMA Re recorded a pre-tax operating loss of $79.4 million in 2003, compared to pre-tax operating income of $13.4 million in 2002 and a pre-tax operating loss of $3.1 million in 2001. PMA Re’s results for 2003 reflect the third quarter reserve charge of $150 million associated mainly with accident years 1997 to 2000. Additionally, as a result of the decision to exit from and run off this business, PMA Re’s results for 2003 include exit costs of $2.6 million, mainly related to severance benefits for terminated employees. PMA Re’s 2002 results were impacted by approximately $64 million due to unfavorable prior year loss development. PMA Re’s results for 2001 include a pre-tax charge of approximately $30 million relating to the effects of the losses caused by the terrorist attack on the World Trade Center. See "Losses and Expenses" beginning on page 45 for additional information.

Premiums

PMA Re’s gross premiums written by business unit and major lines of business are as follows:

(dollar amounts in thousands)	2003	2002	2001

Business Unit:
Finite Risk and Financial Products	$315,498	$252,413	$244,527
Traditional - Treaty	266,916	379,014	171,318
Specialty - Treaty	91,084	92,088	34,180
Facultative	58,377	49,331	26,566
Accident	18,998	3,941	--

Total	$750,873	$776,787	$476,591

Major Lines of Business:
Casualty	492,580	$503,644	$266,672
Property	224,242	247,279	206,940
Other(1)	34,051	25,864	2,979

Total	$750,873	$776,787	$476,591

(1)	Primarily aviation, ocean marine and accident.

PMA Re’s net premiums written by business unit and major lines of business are as follows:

(dollar amounts in thousands)	2003	2002	2001

Business Unit:
Finite Risk and Financial Products	$207,424	$230,720	$209,939
Traditional - Treaty	256,320	310,777	115,814
Specialty - Treaty	89,574	75,471	26,252
Facultative	27,053	18,676	8,599
Accident	14,703	3,395	--

Total	$595,074	$639,039	$360,604

Major Lines of Business:
Casualty	$399,832	$396,598	$186,603
Property	169,365	217,711	171,056
Other(1)	25,877	24,730	2,945

Total	$595,074	$639,039	$360,604

(1)	Primarily aviation, ocean marine and accident.

Gross premiums written were $750.9 million for 2003, compared to $776.8 million for 2002, primarily reflecting lower premiums from our Traditional-Treaty unit, partially offset by higher premiums from our Finite Risk and Financial Products unit. In addition, gross premiums written for 2002 included an additional $58.1 million of gross premiums written ($44.2 million of net premiums written) recorded in the second quarter of 2002 as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update, as appropriate, the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, comparing actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily for 2001 and 2000 in the Traditional- and Specialty-Treaty units, were higher than originally estimated. The increase in net premiums earned of $39.9 million in 2002 caused by this adjustment was offset by corresponding losses and LAE and acquisition expenses.

Gross premiums written increased $300.2 million for 2002, compared to 2001, reflecting higher premiums in all of our business units. Additionally, gross premiums written increased in 2002, compared to 2001, due to PMA Re’s increased participation in aviation, ocean marine and accident reinsurance business (included in Other in the tables on pages 43 and 44) due to significantly improved market conditions in these lines.

In 2001, gross and net premiums written included approximately $25 million of premiums (mainly property premiums in the Finite Risk and Financial Products unit) due under contractual provisions of certain of PMA Re’s assumed business where additional premiums were due to us because of the cession of World Trade Center losses to us by our reinsureds. These additional premiums were more than offset by approximately $30 million of ceded premiums payable by PMA Re to its retrocessionaires because PMA Re ceded a portion of its World Trade Center gross losses to these retrocessionaires.

Ceded premiums were $155.8 million, $137.7 million and $116.0 million in 2003, 2002 and 2001, respectively. Ceded premiums for 2003 include approximately $103.6 million from our Finite Risk and Financial Products unit that were due under a quota share retrocessional cover that ceded one-third of this unit’s 2003 premiums and losses. Ceded premiums increased by $21.7 million in 2002, compared to 2001, reflecting the increase in gross premiums written and an increase in premiums charged by retrocessionaires, partially offset by the additional ceded premiums in 2001 resulting from the terrorist attack on the World Trade Center.

Net premiums written decreased approximately 7% and net premiums earned increased by approximately 13% in 2003. In 2002, net premiums written and earned increased approximately 77% and 62%, respectively, compared to the immediately preceding year. Traditionally, trends in net premiums earned follow patterns similar to net premiums written. Generally, in periods of decreasing premium writings, the decrease in net premiums written will be greater than the decrease in net premiums earned, as was the case in 2003. Generally, in periods of premium growth, the increase in net premiums written will be greater than the increase in net premiums earned, as was the case in 2002. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

We expect PMA Re to continue to have gross and net premiums written in 2004 as certain contracts written in 2003 and prior years will continue to generate premiums in 2004. Similarly, because premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies, PMA Re will earn premiums in 2004.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2003	2002	2001

Loss and LAE ratio	88.0%	79.6%	87.4%
Expense ratio:
Acquisition expenses	26.4%	24.3%	20.9%
Operating expenses	3.5%	2.5%	5.9%

Total expense ratio	29.9%	26.8%	26.8%

Combined ratio	117.9%	106.4%	114.2%

The loss and LAE ratio was 88.0% for 2003, compared to 79.6% in 2002 and 87.4% in 2001. During 2003, PMA Re increased its net loss reserves for prior accident years by $169.1 million, including $150 million during the third quarter. PMA Re’s third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during those same years. During the third quarter, our actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused us to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

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

PMA Re’s loss and LAE ratio for 2002 reflects a $64 million increase in net loss reserves for prior accident years in the fourth quarter of 2002. In the fourth quarter, PMA Re’s actuarial department conducted its routine year-end reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. During the fourth quarter, our actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by our ceding companies. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by approximately $64 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

For 2001, PMA Re’s loss and LAE ratio reflects the impact on losses and LAE and earned premium of the terrorist attack on the World Trade Center, which increased net losses and LAE by $25 million and decreased net premiums earned by $5 million.

As a result of the decision to exit from and run off this business, PMA Re’s operating expenses for 2003 include exit costs of $2.6 million, mainly employee termination benefits, the majority of which were paid during the first quarter of 2004.

Approximately 75 employees at PMA Re were terminated in accordance with our exit plan. Approximately 90 positions, primarily claims and financial, remain at PMA Re after the terminations. We have established an employee retention arrangement for these remaining employees. Under this arrangement, PMA Re expects to record expenses of approximately $2 million in 2004, which includes retention bonuses and severance. We expect to pay the majority of these costs in 2004 and 2005.

Net Investment Income

Net investment income was $32.5 million, $48.7 million and $45.4 million in 2003, 2002 and 2001, respectively. The decline in 2003, compared to 2002, reflects lower yields on the invested asset portfolio of approximately 110 basis points on an average invested asset base that increased approximately 10%, and lower interest earned of $9.0 million on funds held arrangements. For 2003, the reduction in interest earned on funds held arrangements was substantially offset by lower losses on the associated assumed Finite Risk and Financial Products contracts. In a funds held arrangement, the ceding company retains the premiums, and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate. The increase in net investment income in 2002, compared to 2001, reflects higher interest earned of $9.7 million on funds held arrangements, partially offset by lower investment earnings of $6.4 million on the invested asset portfolio. The lower investment earnings resulted from a drop in yields of approximately 100 basis points on an average invested asset base that increased approximately 5% during 2002.

Run-off Operations

Summarized financial results of the Run-off Operations, formerly known as Caliber One, are as follows:

(dollar amounts in thousands)	2003	2002	2001

Net premiums written	$(5,625)	$14,563	$53,674

Net premiums earned	4,672	30,113	46,232
Net investment income	1,974	1,140	3,124
Other revenues	2,500	--	--

Total revenues	9,146	31,253	49,356

Losses and LAE	6,466	76,696	60,207
Acquisition and operating expenses	3,498	42,058	15,317

Total losses and expenses	9,964	118,754	75,524

Pre-tax operating loss	$(818)	$(87,501)	$(26,168)

In May 2002, we announced our decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. In January 2003, we closed on the sale of the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of our decision to exit this business, the results of this segment are reported as Run-off Operations.

The Run-off Operations recorded a pre-tax operating loss of $818,000 for 2003. The sale of the capital stock of Caliber One Indemnity Company generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for 2003. During 2003, the Run-off Operations recognized an additional $2.5 million writedown of assets, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for 2003.

In 2002, the Run-off Operations recorded a pre-tax operating loss of $87.5 million. As a result of our decision to exit from and run off this business, the Run-off Operations recorded a charge of $43 million pre-tax. Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including non-cash charges of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. At December 31, 2003, the Company has a remaining obligation of approximately $859,000 for net lease costs and approximately $152,000 for severance.

Pre-tax operating results for 2002 also include net unfavorable prior year loss development of $51.8 million. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by $51.8 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

The Run-off Operations recorded a pre-tax operating loss of $26.2 million for 2001. The results for 2001 include net unfavorable prior year loss development of $22.2 million, reflecting higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business and, to a lesser extent, property lines of business.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. This segment recorded pre-tax operating losses of $22.8 million, $14.3 million and $6.3 million in 2003, 2002 and 2001, respectively. Included in results for 2003 are approximately $3 million of accrued costs associated primarily with the remaining salary obligations under employment contracts with our former executive officers. Interest expense increased by $6.6 million in 2003, compared to 2002, primarily due to a higher average amount of debt outstanding. Interest expense declined $3.3 million during 2002, compared to 2001, reflecting a lower average amount of debt outstanding and lower interest rates throughout the year. During 2001, we sold certain real estate properties for net proceeds totaling $14.4 million, resulting in a pre-tax gain of $9.8 million, which is recorded in other revenues.

Loss Reserves and Reinsurance

Loss Reserves

Our consolidated unpaid losses and LAE, net of reinsurance, at December 31, 2003 and 2002 were $1,346.3 million and $1,184.3 million, net of discount of $67.0 million and $97.8 million, respectively. Included in the consolidated unpaid losses and LAE are amounts related to our workers’ compensation claims of $433.8 million and $326.7 million, net of discount of $54.6 million and $76.7 million at December 31, 2003 and 2002, respectively. The discount rate used was approximately 5% at December 31, 2003 and 2002.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2003, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity. See the discussion under Losses and Expenses beginning on pages 41 and 45, and Run-off Operations beginning on page 46 for additional information regarding increases in loss reserves for prior years.

At December 31, 2003, 2002 and 2001, our gross reserves for asbestos-related losses were $37.8 million, $42.1 million and $59.9 million, respectively ($17.8 million, $25.8 million and $28.6 million, net of reinsurance, respectively). At December 31, 2003, 2002 and 2001, our gross reserves for environmental-related losses were $14.2 million, $18.2 million and $29.6 million, respectively ($8.8 million, $14.3 million and $16.0 million, net of reinsurance, respectively).

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

See "Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses" beginning on page 59 for additional information. In addition, see "Cautionary Statements" beginning on page 62 and "Item 1 - Business - Risk Factors" for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2003, 2002 and 2001, we ceded premiums totaling $228.6 million, $300.6 million and $243.4 million, and we ceded losses and LAE of $243.1 million, $223.2 million and $359.6 million to reinsurers and retrocessionaires. Ceded losses for 2001 include approximately $110 million resulting from the September 11th terrorist attack on the World Trade Center.

At December 31, 2003 and 2002, we had amounts receivable from our reinsurers and retrocessionaires totaling $1,220.3 million and $1,295.1 million, respectively. Approximately $39 million and $37 million, or 3%, of these amounts are due to us on losses we have already paid at December 31, 2003 and 2002. The remainder of the reinsurance receivables relate to unpaid claims.

At December 31, 2003, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

(dollar amounts in thousands)	Reinsurance Receivables	Collateral

The London Reinsurance Group and Affiliates(1)	$334,007	$317,017
PXRE	136,924	67,929
St. Paul and Affiliates(2)	134,011	115,035
Swiss Reinsurance	94,357	68,467
Houston Casualty	89,084	-
Arch Reinsurance	64,921	64,921
Partner Re	35,833	329
Hannover Ruckversicherungs AG	26,574	112

(1)	Includes Trabaja Reinsurance Company ($288.7 million), London Life & General Reinsurance Company ($44.3 million) and London Life & Casualty Reinsurance Corporation ($1.0 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($89.7 million) and Mountain Ridge Insurance Company ($44.3 million).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2003 and 2002, our reinsurance receivables were supported by $644.1 million and $666.9 million of collateral. Of the uncollateralized reinsurance receivables at December 31, 2003, approximately 91% were due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 11%; “A+” – 33%; “A” – 40% and “A-” – 7%. We believe that the amounts receivable from reinsurers are fully collectible and that the allowance for uncollectible items is adequate to cover any disputes about amounts owed by reinsurers to us. In the last three years combined, we have written off $6.5 million of reinsurance receivables, substantially all from the Run-off Operations. The timing and collectibility of reinsurance receivables have not had, and are not expected to have, a material adverse effect on our liquidity. See "Critical Accounting Estimates – Reinsurance Receivables" beginning on page 60 and Note 6 to our Consolidated Financial Statements for additional information.

At December 31, 2003, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Per risk:			Per occurrence:
	Retention		Limits(1)	Retention		Limits(1)

The PMA Insurance Group
Workers' compensation	$250,000	(2)	$3.5 million	$250,000	(2)	$104.8 million
Property lines	$500,000		$19.5 million	$500,000		$41.5 million
Auto physical damage	$500,000		$2.5 million	$500,000		$7.5 million
Other casualty lines	$1.5 million		$3.5 million	$1.5 million		$48.5 million

PMA Re
Casualty lines	$3.0 million		$4.5 million	$5.0 million		$45.0 million
Property lines	$1.0 million		$4.0 million	$10.0 million		$40.0 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	The PMA Insurance Group retains the first $5 million of losses.

The PMA Insurance Group does not write a significant amount of natural catastrophe exposed business. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million. PMA Re did not write a significant amount of catastrophe exposed business in its traditional underwriting units. Excluding PMA Re’s Finite Risk and Financial Products writings, less than 1% of gross written premiums was for property catastrophe coverage in 2003. The Finite Risk and Financial Products unit wrote $36.5 million in premiums for property catastrophe coverage in 2003. However, these contracts generally provided for additional premiums payable to PMA Re to mitigate the severity of the catastrophic loss. Also, in writing property reinsurance coverages, PMA Re typically required per occurrence loss limitations for contracts that could have had catastrophe exposure. Through per risk reinsurance, we manage our net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $40.0 million in excess of $10.0 million on its traditional property book. PMA Re can also recover an additional $20.0 million of Traditional and/or Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. Certain of these contracts require that we cede additional premiums of up to 20% of ceded losses depending on the level of such losses.

In 2003 and 2002, our loss and LAE ratios were not significantly impacted by catastrophes. In 2001, our loss and LAE ratios were impacted by the attack on the World Trade Center as discussed under "Losses and Expenses" beginning on page 45. Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

With respect to the reinsurance and retrocessional protection shown in the table above, our treaties that renewed effective January 1, 2004 do not cover us for losses sustained from terrorist activities. Further, for treaties that renew later in 2004 it is possible that losses due to terrorist attacks may be excluded. Therefore, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

See Note 6 to our Consolidated Financial Statements for additional discussion.

Terrorism

In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. For terrorist acts to be covered under TRIA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 7% deductible for 2003, 10% for 2004 and 15% for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of covered industry-wide losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $43 million in 2004 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Appropriate rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has refined its underwriting procedures to take into account terrorism risks.

As discussed above, we have refined our underwriting processes to account for terrorism risks and TRIA may mitigate the potential impact of terrorism losses on our results. However, because of TRIA’s uncertain application, the amount of terrorism losses that The PMA Insurance Group must retain under TRIA and the fact that TRIA does not apply to, and we do not have terrorism exclusions in all of, our reinsurance business, future terrorist attacks may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding the underwriting criteria of our operating segments, see "Item 1 - Business – The PMA Insurance Group, Underwriting."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Operating cash flows increased significantly in 2003 and 2002, compared to the immediately preceding year, reflecting higher revenues due to price increases across all of our lines of business.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries, and capital raising activities. We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the Federal government; and corporate expenses. In addition, we periodically use cash resources to capitalize subsidiaries and to repurchase shares of our common stock.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company. As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital. Instead, only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. Under Pennsylvania law, approximately $17 million of dividends would be available to be paid by PMA Capital Insurance Company to us in 2004 without the prior approval of the Pennsylvania Insurance Department as of December 31, 2003. However, PMA Capital Insurance Company has agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to us without the prior approval of the Pennsylvania Insurance Department. As of December 31, 2003, The PMA Insurance Group’s Pooled Companies can pay up to $23.2 million in dividends to PMA Capital Insurance Company during 2004. PMA Capital received dividends from subsidiaries of $24.0 million, $28.0 million and $29.6 million in 2003, 2002 and 2001, respectively.

Net tax payments received from subsidiaries were $5.6 million, $12.0 million and $2.4 million in 2003, 2002 and 2001, respectively.

As of December 31, 2003, we had $15.0 million in cash and short-term investments at the holding company. Management currently believes that our available sources of funds will provide sufficient liquidity to meet our short-term obligations without receiving dividends from our insurance subsidiaries. Our ability to meet our long-term obligations will depend on our ability to receive dividends from our insurance subsidiaries. As a result, unless the Pennsylvania Insurance Department permits such dividends, we may not be able to receive dividends from our operating subsidiaries in sufficient amounts to pay these long-term obligations. Further, any event that would have a material adverse effect on the $15.0 million of holding company cash and short-term investments or the results of operations of our insurance subsidiaries could affect our liquidity and ability to meet our contractual obligations and operating needs.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2004	2005-2006	2007-2009	Thereafter	Total

Long-Term Debt (Principal and Interest):
4.25% Convertible Debt(1)	$3,666	$7,331	$10,997	$132,987	$154,981
8.50% Senior Notes	4,888	9,775	14,663	99,044	128,370
Trust Preferred Debt(2)	2,321	4,641	6,962	98,352	112,276

	10,875	21,747	32,622	330,383	395,627
Operating Leases(3)	7,031	11,775	10,788	18,963	48,557

Total	$17,906	$33,522	$43,410	$349,346	$444,184

(1)	Holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017. This debt may be converted at any time, at the holder's option, at a current price of $16.368 per share.
(2)	See discussion below for the variable interest rates on the Trust Preferred Debt. The obligations related to the Trust Preferred Debt have been calculated using the interest rates in effect at December 31, 2003.
(3)	The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease payments of $1.4 million in 2004, $3.0 million in 2005-2006, $4.8 million in 2007-2009 and $7.7 million thereafter.

In June 2003, we issued $57.5 million of 8.50% monthly income senior notes (“Senior Notes”) due June 15, 2018, from which we realized net proceeds of $55.1 million. We used the proceeds from the offering to repay the remaining balance outstanding under our prior bank credit facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes. We have the right to call these securities beginning in June 2008.

In May 2003, we issued $18.0 million (“Trust Preferred 1”) and $15.5 million (“Trust Preferred 2”) of 30-year floating rate subordinated debentures to two wholly owned statutory trust subsidiaries. We used all of the $31.5 million of net proceeds to pay down a portion of our then outstanding bank credit facility. During September 2003, we issued $10.3 million (“Trust Preferred 3”) of 30-year floating rate subordinated debentures to a third wholly owned statutory trust subsidiary. We realized net proceeds of $9.7 million, which we used for general corporate purposes. Each of Trust Preferred 1, 2 and 3 has a 30-year maturity and is redeemable, in whole or in part, after five years from issuance at their stated liquidation amount plus accrued and unpaid interest. The interest rates on Trust Preferred 1, 2 and 3 equal the three-month London InterBank Offered Rate (“LIBOR”) plus 4.10%, 4.20% and 4.05%, respectively, and are payable on a quarterly basis. At December 31, 2003, the interest rates on Trust Preferred 1, 2 and 3 were 5.28%, 5.37% and 5.21%, respectively.

We have the right to defer interest payments on Trust Preferred 1, 2 and 3 for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of Trust Preferred 1, 2 and 3.

In October 2002, we issued $86.25 million of 4.25% convertible senior debentures (“Convertible Debt”) due September 30, 2022 from which we received net proceeds of $83.7 million. We used the proceeds from this offering primarily to increase the capital and surplus of our reinsurance and insurance subsidiaries. See Note 7 to our Consolidated Financial Statements for additional information. In December 2001, we issued 9,775,000 shares of Class A Common stock for net proceeds of $157.9 million. We used the net proceeds from this issuance to contribute additional capital to our reinsurance subsidiary and to repay $62.5 million of our outstanding debt maturing at year-end 2001 under our bank credit facility. Because of the debt rating assigned to the Company’s 4.25% Senior Convertible Debentures (“Convertible Debt”), holders of the Convertible Debt may currently convert their debentures at a conversion price of $16.368 per share, subject to adjustment upon certain events.

At December 31, 2002, we had $65 million of short-term debt under our bank credit facility (“Credit Facility”) and $86.25 million aggregate principal amount of 4.25% Convertible Debt. We repaid and retired the Credit Facility in the first half of 2003 as discussed above.

During 2003, 2002 and 2001, we incurred $9.9 million, $3.3 million and $6.5 million of interest expense, and paid interest of $8.4 million, $2.1 million and $7.1 million in each respective year. As of December 31, 2003, we had $12.0 million outstanding in letters of credit, which we utilize primarily for securing reinsurance obligations of our insurance subsidiaries. The letters of credit were issued under our letter of credit facility, which was terminated during 2003. The lender agreed to waive certain defaults under the letter of credit facility and renewed the letters of credit for one year.

Our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of any securities that we may issue as established by the principal rating agencies. Because of our current debt ratings downgrades, it is unlikely that we would be able to refinance our outstanding debt obligations with the same terms and conditions as presently exist. See Recent Developments beginning on page 38 for additional discussion regarding ratings downgrades.

During 2003, 2002 and 2001 we paid dividends to shareholders of $9.9 million, $12.1 million and $9.0 million, respectively. We did not declare a dividend in the fourth quarter of 2003 and we have suspended common stock dividends at the current time. The increase in dividends paid in 2002, compared to 2001, was due to the additional shares outstanding resulting from our December 2001 issuance of 9,775,000 shares of Class A Common stock.

We did not repurchase any shares during 2003. We repurchased 90,000 shares and 299,000 shares of our Class A Common stock at a cost of $1.7 million and $5.3 million in 2002 and 2001, respectively. Our remaining share repurchase authorization at December 31, 2003 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In 2002 and 2001, we contributed $16.5 million and $9.0 million, respectively, to our qualified pension plan in order to ensure that the plan assets were at least equal to our accumulated benefit obligation at the end of each year. We did not make a contribution to our qualified pension plan in 2003. Our accumulated benefit obligation was greater than the fair value of plan assets by approximately $3 million at December 31, 2003, largely due to a reduction in the discount rate used to measure the benefit obligation. As a result, we recorded a minimum pension liability of $25.3 million, and reduced accumulated other comprehensive income by $15.6 million after-tax. In 2003, the Company was not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974, and we are not required to make such a contribution in 2004. We made the contributions in 2002 and 2001 due to a significant decline in the market value of our plan assets, stemming from the broad market declines in the bond and equity markets over the past three years. Our plan assets are composed of 35% fixed maturities and 65% equities at December 31, 2003. We currently estimate that the pension plan’s assets will generate a long-term rate of return of 9%, which we believe is a reasonable long-term rate of return, in part, because of the historical performance of the broad financial markets. Pension expense in 2003, 2002 and 2001 was $4.4 million, $3.0 million and $1.9 million, respectively.

Contingent Obligations

We have an interest in a real estate partnership that leases office space for which we have provided a guaranty of $7.0 million related to loans on properties of the partnership. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004.

Until December 31, 2003, we had an executive loan program, through which a financial institution provided personal demand loans to our officers. We had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the collateral partially securing the loans of two of our former officers in satisfaction of their loans in the aggregate amount of $2.0 million. We are seeking repayment of the loans from the former officers and are accruing interest on these loans at a rate of 3.3% as of December 31, 2003. These loans are included in other assets on the Balance Sheet at December 31, 2003.

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development. Trabaja Reinsurance Company is our largest reinsurer. See Note 6 to the Consolidated Financial Statements for additional information.

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

Our investments at December 31 were as follows:

	2003		2002
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$351.3	17%	$329.4	18%
States, political subdivisions and foreign government securities	20.8	1%	11.1	1%
Corporate debt securities	795.2	40%	632.9	35%
Mortgage-backed and other asset-backed securities	687.3	34%	556.5	30%

Total fixed maturities available for sale	$1,854.6	92%	$1,529.9	84%
Short-term investments	157.6	8%	298.7	16%

Total	$2,012.2	100%	$1,828.6	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash. The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. Our largest exposure to a single corporate issuer is $26.2 million, or 1.3% of total invested assets. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise 14% of invested assets at December 31, 2003. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. Substantially all of our investments are dollar denominated as of December 31, 2003.

Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations (“CMOs”) of $209.2 million and $181.2 million carried at fair value as of December 31, 2003 and 2002. CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

As of December 31, 2003, the duration of our investments that support the insurance reserves was 3.4 years and the duration of our insurance reserves was 2.8 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain a longer asset duration in order to enhance overall yield.

The net unrealized gain on our investment assets at December 31, 2003 was $48.5 million, or 2.4% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $60.5 million and gross unrealized losses of $12.0 million.

For all but one security, which was carried at its fair value of $14.9 million at December 31, 2003, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilize the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

At December 31, our fixed maturities had an overall average credit quality of AA, broken down as follows:

	2003		2002
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$1,040.7	56%	$874.6	58%
AA	63.1	3%	64.2	4%
A	435.9	24%	325.9	21%
BBB	299.3	16%	250.9	16%
Below investment grade	15.6	1%	14.3	1%

Total	$1,854.6	100%	$1,529.9	100%

Ratings as assigned by Standard and Poor’s. Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2003	2002	2001

Average invested assets(1)	$1,886.2	$1,716.1	$1,648.2
Investment income(2)	$79.1	$87.4	$98.6
Net effective yield(3)	4.19%	5.09%	5.98%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)	Gross investment income less investment expenses and before interest credited on funds held treaties of $10.4 million, $2.9 million and $12.0 million in 2003, 2002 and 2001, respectively. Excludes net realized investment gains and losses and amounts related to securities lending activities.
(3)	Investment income for the period divided by average invested assets for the same period.

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

As of December 31, 2003, our investment asset portfolio had gross unrealized losses of $12.0 million. For securities that were in an unrealized loss position at December 31, 2003, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	134	$192.1	$193.5	$1.4	99%
6 to 9 months	45	37.3	38.9	1.6	96%
9 to 12 months	--	--	--	--	--
More than 12 months	5	30.3	36.4	6.1	83%

Subtotal	184	259.7	268.8	9.1	97%
U.S. Treasury and Agency securities	75	186.7	189.6	2.9	98%

Total	259	$446.4	$458.4	$12.0	97%

Of the 5 securities that have been in an unrealized loss position for more than 12 months, 4 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 4 securities have fair values at December 31, 2003 that are 90% or more of the amortized cost basis, and the average unrealized loss per security is approximately $276,000. There is only one security out of the 5 with an unrealized loss in excess of $1 million at December 31, 2003, and it has a market value of $14.9 million and a cost of $20.0 million. The security is a structured security backed by a U.S. Treasury Strip, and is rated AAA. This security matures in 2011 at a value of $20.0 million, and we have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at December 31, 2003 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004	$0.9	$0.9	--	100%
2005-2008	60.7	61.1	0.4	99%
2009-2013	73.2	74.6	1.4	98%
2014 and later	19.9	20.4	0.5	97%
Mortgage-backed and other asset-backed securities	105.0	111.8	6.8	94%

Subtotal	259.7	268.8	9.1	97%
U.S. Treasury and Agency securities	186.7	189.6	2.9	98%

Total	$446.4	$458.4	$12.0	97%

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

At December 31, 2003, 99% of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at December 31, 2003, $15.6 million, or 0.8%, of our total investments were below investment grade. Of these below investment grade investments, $2.2 million were in an unrealized loss position, which totaled $13,000.

During 2003, we determined there were other than temporary declines in market value of securities issued by 4 companies, resulting in impairment charges of $2.6 million pre-tax in 2003. The impairment losses for 2003 primarily related to securities issued by airline companies and one asset-backed security. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During 2002, we impaired securities issued by 11 companies, resulting in impairment charges of $23.8 million pre-tax during 2002, including $14.2 million for WorldCom. In 2001, we recognized an impairment loss of $1.6 million pre-tax resulting from the issuer filing for bankruptcy. See Critical Accounting Estimates — Investments on page 60 for additional information.

Net Realized Investment Gains and Losses

We recorded pre-tax net realized investment gains of $13.8 million in 2003, compared to pre-tax net realized investment losses of $16.1 million in 2002 and net realized gains of $8.0 million in 2001. During 2003, there were gross realized gains and losses of $18.7 million and $4.9 million, respectively. Included in the gross losses of $4.9 million were $2.6 million of impairment losses on fixed income securities, primarily securities issued by airline companies and one asset-backed security and $800,000 of realized losses on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns. Realized losses also include sales reducing our per issuer exposure and general duration management trades.

The net realized investment losses for 2002 primarily reflect impairment charges of $23.8 million on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies. Net realized investment gains for 2001 reflect the sale of securities pursuant to a shift in the mix of our invested asset portfolio from U.S. Treasury and agency securities to corporate bonds and structured securities as a means to enhance our portfolio’s yield. As a result of investment sales pursuant to this strategy and given the declining interest rates in 2001, we recorded net realized investment gains in 2001.

See "Item 1 - Business - Investments" and Notes 2B and 4 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

MARKET RISK OF FINANCIAL INSTRUMENTS

A significant portion of our assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. To manage our exposure to market risk, we have established strategies, asset quality standards, asset allocations and other relevant criteria for our investment portfolio. In addition, invested asset cash flows are structured after considering projected liability cash flows with actuarial models. All of our financial instruments are held for purposes other than trading. As stated above, our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 14% of invested assets at December 31, 2003. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. See Notes 2B, 4, 7 and 12 to our Consolidated Financial Statements for additional information about financial instruments.

Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 68% of our total liabilities and reinsurance receivables represent 29% of our total assets).

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•	If interest rates had increased by 100 basis points, there would have been no significant change in the fair value of our debt. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•	If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $77 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us. The eventual effect on us of the changing environment in which we operate remains uncertain. The Pennsylvania Insurance Department is currently conducting its triennial examination of our insurance subsidiaries, including a review of the future business plans of those subsidiaries. Although we have not received the final report of the Department, we do not expect any material adverse effect on our statutory financial statements as a result of the examination.

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department, (collectively “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which we become involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest.

Adoption of FIN 46 and its current interpretations did not have a material impact on our financial condition, results of operations or liquidity. At December 31, 2003, we applied the provisions of FIN 46 and its current interpretations to our reporting for three wholly owned statutory trusts, which issued $42.5 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, we deconsolidated these wholly owned statutory trusts, resulting in an increase of $1.3 million in other assets and debt on the Balance Sheet.

In December 2003, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. We have applied the disclosure provisions of SFAS No. 132 to our Consolidated Financial Statements for 2003.

Effective December 31, 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we have applied the disclosure provisions of SFAS No. 148.

Effective January 1, 2003, we adopted the recognition provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We had previously applied the disclosure provisions of FIN 45 to our year end 2002 financial statements. FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. Adoption of FIN 45 did not have an impact on our financial condition, results of operations or liquidity.

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have an impact on our financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements were effective beginning with the third quarter of 2003. Adoption of this statement did not have an impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to our exit from the excess and surplus lines business, which we announced in May 2002. We applied the provisions of SFAS No. 146 to our exit from the reinsurance business, which we announced in November 2003.

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

Unpaid losses and loss adjustment expenses

At December 31, 2003, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for all events that occurred as of December 31, 2003 is $2,541.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to December 31, 2003 whether or not these claims have been reported to us.

In arriving at the estimate of unpaid claims, our actuaries performed detailed studies of historical data for incurred claims, reported claims and paid claims for each major line of business and by accident year. The review of this data results in patterns and trends that are analyzed using various actuarial models that assume that historical development patterns will be predictive of future patterns. Along with this historical data, our actuaries consider the impact of legal and legislative developments, regulatory trends, changes in social attitudes and economic conditions. From this assessment, we develop various sets of assumptions that we believe are reasonable, valid and can be relied upon to help us predict future claim trends. These assumptions are then applied to various actuarially accepted methods and techniques, which provide us with a range of possible outcomes of the ultimate claims to be paid by us in the future. Management uses its judgment to select the best estimate of the amounts needed to pay all future claims and related expenses from this range of possible outcomes. Under GAAP, we record a liability on our balance sheet equal to our best estimate of the ultimate claims liability.

It is important to realize and understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payment and reporting patterns, legal and legislative developments, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our estimates accordingly. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. We believe that our liability for unpaid losses and loss adjustment expenses is fairly stated at December 31, 2003. However, if our future estimate of ultimate unpaid losses is larger than the recorded amounts, we would have to increase our reserves. Any increase in reserves would result in a charge to earnings in the period recorded. For example, in 2003 we increased PMA Re’s net reserves by $169 million and took earnings charges as a result. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

As outlined above, our loss and LAE reserves at December 31, 2003 have been established using generally accepted actuarial techniques and are based on numerous critical assumptions and informed judgments about reported and paid claim trends and their implication on our estimate of the ultimate loss for reported and incurred but unreported claims at the balance sheet date. We have established a loss and LAE reserve for unpaid claims at December 31, 2003 that we believe is a reasonable and adequate provision based on the information available to us. If we revised our assessment of loss reporting and claims payment patterns because of changes in those patterns, such that it resulted in a 1% change in our net loss and LAE reserves, then our pre-tax operating income would change by approximately $13 million.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Notes 2-D and 5 to the Consolidated Financial Statements as well as "Item 1 - Business - Loss Reserves."

Investments

All investments in our portfolio are carried at market value. For 99% of our investments, we determine the market value using prices obtained in the public markets, both primary and secondary markets. These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security. Therefore, we believe that the reported fair values for our investments at December 31, 2003 reflect the value that we could realize if we sold these investments in the open market at that time.

As part of determining the market value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future. Because we have invested in fixed income obligations with an overall average credit quality of AA, and all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments. However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due. If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment. Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2003, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the financial statements, is necessary at the balance sheet date. However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2003 should have been written down to their fair value, we would have recorded an additional other-than-temporary impairment loss of $12.0 million pre-tax.

For additional information about our investments, see Notes 2-B, 4 and 12 of the Consolidated Financial Statements as well as "Investments" beginning on page 54.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. Our reinsurance receivables total $1,220.3 million at December 31, 2003. We have also estimated that $6.8 million of reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

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

Based on our evaluation of reinsurance receivables at December 31, 2003, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date. In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date. To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts. At December 31, 2003, approximately $36 million of uncollateralized reinsurance receivables, including $14 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate, ” defined as B++ or below by A.M. Best, in 2003 or who were under regulatory supervision or in liquidation in 2003.

For additional information about reinsurance receivables, see Note 5 to the Consolidated Financial Statements as well as "Reinsurance" beginning on page 48.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts. We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset. At December 31, 2003, PMA Capital has a net deferred tax asset of $77.0 million, resulting from $191.4 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $49.0 million and by $65.4 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2023.

In evaluating the recoverability of our net deferred tax asset, management has considered the recent performance of its business, which generated pre-tax losses of $67.7 million and $79.2 million in 2003 and 2002 due primarily to losses from PMA Re and the Run-off Operations. As a result of these losses, we have reduced our deferred tax asset at December 31, 2003 by $49.0 million to establish a valuation allowance. We believe that our future results will improve due to the profitability of more recent accident year business and due to our exit from the business segments that generated the substantial portion of our net losses in 2002 and 2003. Accordingly, despite our recent earnings history, we have estimated at December 31, 2003 that our insurance operations will generate sufficient future taxable income to utilize the net deferred tax asset, net of the $49.0 million valuation allowance, over a period of time not exceeding the expiration of our operating loss carryforwards. As a result, we determined that it is more likely than not that we will be able to realize the future tax benefit of our net deferred tax asset. In making this determination, we have made reasonable estimates of our future taxable income. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations. For additional information see Note 13 to our Consolidated Financial Statements.

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. As discussed in "PMA Re - Premiums" beginning on page 43, in the second quarter of 2002, PMA Re recognized $44 million of net written premiums for prior underwriting years due to a difference between the originally estimated and actual premiums. Due to the customary lag in reporting premium data by some of PMA Re’s clients, PMA Re must estimate the ultimate written premiums to be received from a ceding company based upon data received when we initially receive the submission including broker and ceding company data and projections. Actual premiums written for PMA Re reported in the Statement of Operations are based upon reports received from ceding companies, supplemented by our own estimates of premiums written for which ceding company reports have not been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

The premiums on reinsurance business ceded are recorded as incurred on a pro rata basis over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums ranging from 20% to

50% of ceded losses or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under accounting rules, we are not permitted to establish reserves for potential additional premiums or record such amounts until a loss occurs that would obligate us to pay such additional or reinstatement premiums. As a result, the net benefit to our results from ceding losses to our retrocessionaires in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums to our retrocessionaires. For example, in 2001, PMA Re assumed losses of $135 million due to the September 11th terrorist attack on the World Trade Center and ceded $110 million of these losses to our retrocessionaires. Under the terms of the retrocessional coverage to which we ceded these losses, we were required to pay $30 million of additional ceded premiums to our retrocessionaires, which reduced the net benefit of the loss cessions from $110 million to $80 million. For additional information, see Notes 5 and 6 to our Consolidated Financial Statements.

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

The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies;
•	regulatory or tax changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;
•	the effect on The PMA Insurance Group's premium writings and profitability due to the downgrade of its financial strength rating by A.M. Best to B++;
•	the effect on The PMA Insurance Group's premium writings, profitability and ratings due to its status as a subsidiary of PMA Capital Insurance Company;
•	the ability of the Company to have sufficient cash at the holding company to meet its debt service and other obligations, including any restrictions such as in our letter agreement with the Pennsylvania Insurance Department on receiving dividends from its insurance subsidiaries in an amount sufficient to meet such obligations;
•	the lowering or loss of one or more of the Company's debt ratings, and the adverse impact that any such downgrade may have on our ability to raise capital and our liquidity and financial condition;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years;
•	the impact of future results on the recoverability of our deferred tax asset;
•	adequacy and collectibility of reinsurance that we purchased;
•	the outcome of any litigation against the Company, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers' compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•	uncertainties related to possible terrorist activities or international hostilities; and
•	other factors disclosed from time to time in this Form 10-K and our most recent 10-Q and 8-K filed with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements. Unless otherwise stated, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

A significant portion of our assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. To manage our exposure to market risk, we have established strategies, asset quality standards, asset allocations and other relevant criteria for our investment portfolio. In addition, invested asset cash flows are structured after considering projected liability cash flows with actuarial models. All of our financial instruments are held for purposes other than trading. As stated above, our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 14% of invested assets at December 31, 2003. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. See Notes 2B, 4, 7 and 12 to our Consolidated Financial Statements for additional information about financial instruments.

Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 68% of our total liabilities and reinsurance receivables represent 29% of our total assets).

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•	If interest rates had increased by 100 basis points, there would have been no significant change in the fair value of our debt. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•	If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $77 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2003	2002

Assets:
Investments:
Fixed maturities available for sale,
at fair value (amortized cost:
2003 - $1,806,090; 2002 - $1,477,921)	$1,854,555	$1,529,924
Short-term investments	151,332	298,686
Short-term investments, loaned securities collateral	6,300	-
Cash	28,963	43,853

Total investments and cash	2,041,150	1,872,463
Accrued investment income	20,870	18,600
Premiums receivable (net of valuation allowance:
2003 - $7,972; 2002 - $9,528)	364,125	363,675
Reinsurance receivables (net of valuation allowance:
2003 - $6,769; 2002 - $5,483)	1,220,320	1,295,083
Deferred income taxes, net	76,962	94,074
Deferred acquisition costs	83,975	89,222
Funds held by reinsureds	124,695	157,479
Other assets	255,861	215,198

Total assets	$4,187,958	$4,105,794

Liabilities:
Unpaid losses and loss adjustment expenses	$2,541,318	$2,449,890
Unearned premiums	403,708	405,379
Short-term debt	-	65,000
Long-term debt	187,566	86,250
Accounts payable, accrued expenses and other liabilities	314,830	253,175
Funds held under reinsurance treaties	262,105	249,670
Dividends to policyholders	8,479	14,998
Payable under securities loan agreements	6,285	42

Total liabilities	3,724,291	3,524,404

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common stock, $5 par value
(2003 - 60,000,000 shares authorized; 34,217,945 shares
issued and 31,334,403 outstanding; 2002 - 40,000,000 shares
authorized; 34,217,945 shares issued and 31,328,922 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	216,115	319,014
Accumulated other comprehensive income	19,622	34,552
Notes receivable from officers	(65)	(62)
Treasury stock, at cost (2003 - 2,883,542 shares; 2002 - 2,889,023 shares)	(52,426)	(52,535)

Total shareholders' equity	463,667	581,390

Total liabilities and shareholders' equity	$4,187,958	$4,105,794

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	2003	2002	2001

Revenues:
Net premiums written	$1,192,254	$1,104,997	$769,058
Change in net unearned premiums	5,911	(113,986)	(36,618)

Net premiums earned	1,198,165	991,011	732,440
Net investment income	68,923	84,881	86,945
Net realized investment gains (losses)	13,780	(16,085)	7,988
Other revenues	20,379	15,330	22,599

Total revenues	1,301,247	1,075,137	849,972

Losses and Expenses:
Losses and loss adjustment expenses	998,347	823,658	616,763
Acquisition expenses	256,446	216,984	138,982
Operating expenses	103,672	102,808	78,015
Dividends to policyholders	641	7,587	14,087
Interest expense	9,887	3,257	6,541

Total losses and expenses	1,368,993	1,154,294	854,388

Loss before income taxes	(67,746)	(79,157)	(4,416)
Income tax expense (benefit)	25,823	(31,133)	(11,519)

Net income (loss)	$(93,569)	$(48,024)	$7,103

Income (loss) per share:
Basic	$(2.99)	$(1.53)	$0.33

Diluted	$(2.99)	$(1.53)	$0.32

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(93,569)	$(48,024)	$7,103
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income tax expense (benefit)	25,823	(27,527)	(3,147)
Net realized investment (gains) losses	(13,780)	16,085	(7,988)
Gain on sale of real estate	-	-	(9,763)
Change in:
Premiums receivable and unearned premiums, net	(2,121)	34,516	20,236
Reinsurance receivables	74,763	(34,319)	(276,875)
Unpaid losses and loss adjustment expenses	91,428	125,451	257,520
Funds held by reinsureds	32,784	(12,240)	(72,588)
Funds held under reinsurance treaties	12,435	21,778	54,130
Deferred acquisition costs	5,247	(24,872)	(15,828)
Accounts payable, accrued expenses and other liabilities	38,329	25,836	45,122
Dividends to policyholders	(6,519)	(2,134)	(114)
Accrued investment income	(2,270)	521	1,746
Other, net	(12,920)	(2,904)	(9,129)

Net cash flows provided by (used in) operating activities	149,630	72,167	(9,575)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,062,420)	(964,047)	(1,054,794)
Maturities and calls	319,241	256,625	297,549
Sales	395,287	634,480	833,884
Net (purchases) sales of short-term investments	147,584	(29,942)	(102,637)
Proceeds from sale of real estate	-	-	14,401
Proceeds from sale of subsidiary, net of cash sold	17,676	-	-
Other, net	(3,358)	(20,961)	(8,071)

Net cash flows used in investing activities	(185,990)	(123,845)	(19,668)

Cash flows from financing activities:
Dividends paid to shareholders	(9,870)	(12,102)	(9,035)
Proceeds from issuance of stock	-	-	157,868
Issuance of long-term debt	100,000	151,250	-
Debt issue costs	(3,662)	(3,009)	-
Repayment of debt	(65,000)	(62,500)	(100,500)
Proceeds from exercise of stock options	2	2,866	1,387
Purchase of treasury stock	-	(1,726)	(5,323)
Net repayments (issuance) of notes receivable from officers	-	96	(102)

Net cash flows provided by financing activities	21,470	74,875	44,295

Net increase (decrease) in cash	(14,890)	23,197	15,052
Cash - beginning of year	43,853	20,656	5,604

Cash - end of year	$28,963	$43,853	$20,656

Supplementary cash flow information:
Income tax paid (refunded)	$2,600	$(10,649)	$(8,991)
Interest paid	$8,366	$2,091	$7,074

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	2003	2002	2001

Class A Common Stock:
Balance at beginning of year	$171,090	$171,090	$122,214
Issuance of Class A Common stock	-	-	48,876

Balance at end of year	171,090	171,090	171,090

Additional paid-in capital - Class A Common stock:
Balance at beginning of year	109,331	109,331	339
Issuance of Class A Common stock	-	-	108,992

Balance at end of year	109,331	109,331	109,331

Retained earnings:
Balance at beginning of year	319,014	382,165	384,694
Net income (loss)	(93,569)	(48,024)	7,103
Class A Common stock dividends declared	(9,870)	(13,142)	(9,018)
Reissuance of treasury shares under employee benefit plans	540	(1,985)	(614)

Balance at end of year	216,115	319,014	382,165

Accumulated other comprehensive income (loss):
Balance at beginning of year	34,552	5,375	(14,373)
Other comprehensive income (loss), net of tax expense (benefit):
2003 - $(8,039); 2002 - $15,710; 2001 - $10,634	(14,930)	29,177	19,748

Balance at end of year	19,622	34,552	5,375

Notes receivable from officers:
Balance at beginning of year	(62)	(158)	(56)
Repayment (issuance/interest accrued) of notes receivable from officers	(3)	96	(102)

Balance at end of year	(65)	(62)	(158)

Treasury stock - Class A Common:
Balance at beginning of year	(52,535)	(55,797)	(52,772)
Purchase of treasury shares	-	(1,726)	(5,323)
Reissuance of treasury shares under employee benefit plans	109	4,988	2,298

Balance at end of year	(52,426)	(52,535)	(55,797)

Total shareholders' equity:
Balance at beginning of year	581,390	612,006	440,046
Net income (loss)	(93,569)	(48,024)	7,103
Issuance of Class A Common stock	-	-	157,868
Class A Common stock dividends declared	(9,870)	(13,142)	(9,018)
Purchase of treasury shares	-	(1,726)	(5,323)
Reissuance of treasury shares under employee benefit plans	649	3,003	1,684
Other comprehensive income (loss)	(14,930)	29,177	19,748
Repayment (issuance/interest accrued) of notes receivable from officers	(3)	96	(102)

Balance at end of year	$463,667	$581,390	$612,006

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2003	2002	2001

Net income (loss)	$(93,569)	$(48,024)	$7,103

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
Holding gains arising during the period	7,077	17,355	25,175
Less: reclassification adjustment for (gains)
losses included in net income (loss), net
of tax expenses (benefit): 2003 - 4,823;
2002 - ($5,630); 2001 - $2,796	(8,957)	10,455	(5,192)

Total unrealized gains (losses) on securites	(1,880)	27,810	19,983
Pension plan liability adjustment, net of tax benefit
2003 - $8,406	(15,609)	-	-
Foreign currency translation gains (losses),
net of tax expense (benefit):
2003 - $1,378; 2002 - $736; 2001 - ($127)	2,559	1,367	(235)

Other comprehensive income (loss), net of tax	(14,930)	29,177	19,748

Comprehensive income (loss)	(108,499)	(18,847)	26,851

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Business Description

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

PMA Re — Prior to November 6, 2003, the Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. Effective November 6, 2003, the Company decided to withdraw from the reinsurance business. See Note 3 for additional information. The results of this business, which had been offered though our PMA Re business segment, will be included in Run-off Operations effective in 2004.

Run-off Operations — Prior to May 1, 2002, the Company operated a third specialty risk management business, Caliber One, which wrote excess and surplus lines of business throughout the United States, generally through surplus lines brokers. Effective May 1, 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace. As a result of this decision, the results of this segment are reported as Run-off Operations. See Note 15 for additional information.

Note 2. Summary of Significant Accounting Policies

A. Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. In addition, certain prior year amounts have been restated to conform to the current year classification. The balance sheet information presented in these financial statements and notes thereto is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

B. Investments — All fixed maturities are classified as available-for-sale and, accordingly, are carried at fair value. Changes in fair value of fixed maturities, net of income tax effects, are reflected in accumulated other comprehensive income (loss). All short-term, highly liquid investments, which have original maturities of one year or less from acquisition date, are treated as short-term investments and are carried at amortized cost, which approximates fair value.

Realized gains and losses, determined by the first-in, first-out method, are reflected in income in the period in which the sale transaction occurs. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates or general market conditions, or changes relating to a decline in credit quality of the issuer. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. Where the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time the Company determines the decline in value was other than temporary.

The Company participates in a securities lending program through which securities are lent from the Company’s portfolio for short periods of time to qualifying third parties via a lending agent. Borrowers of these securities must provide collateral equal to a minimum of 102% of the market value including accrued interest of the lent securities. Acceptable collateral may be in the form of either cash or securities. Cash received as collateral is invested in short-term investments, and is recorded as such on the Balance Sheet, along with a corresponding liability included in payable under securities loan agreements. All securities received as collateral are of similar quality to those securities lent by the Company. The Company is not permitted by contract to sell or repledge the securities received as collateral. Additionally, the Company limits securities lending to 40% of statutory admitted assets of its insurance subsidiaries, with a 2% limit on statutory admitted assets to any individual borrower. The Company either receives a fee from the borrower or retains a portion of the income earned on the collateral. Under the terms of the securities lending program, the Company is indemnified against borrower default, with the lending agent responsible to the Company for any deficiency between the cost of replacing a security that was not returned and the amount of collateral held by the Company.

C. Premiums — Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. For reinsurance premiums assumed, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period. Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available. Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made. See Note 5 for additional information. With respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made. Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums. The estimated premiums receivable on retrospectively rated policies are reported as a component of premiums receivable.

D. Unpaid Losses and Loss Adjustment Expenses — Unpaid losses and loss adjustment expenses (“LAE”), which are stated net of estimated salvage and subrogation, are estimates of losses and LAE on known claims and estimates of losses and LAE incurred but not reported (“IBNR”). IBNR reserves are calculated utilizing various actuarial methods. Unpaid losses on certain workers’ compensation claims are discounted to present value using the Company’s payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department. The Company also discounts unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable. The methods of making such estimates and establishing the resulting reserves are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings in the period identified. See Note 5 for additional information.

E. Reinsurance — In the ordinary course of business, PMA Capital’s reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various insurance pools and associations. The Company’s insurance and reinsurance subsidiaries cede business in order to limit the maximum net loss and limit the accumulation of many smaller losses from a catastrophic event. The insurance and reinsurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations. Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and LAE that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining the reinsurance receivable for unpaid losses and LAE involves reviewing actuarial estimates of unpaid losses and LAE to determine the Company’s ability to cede unpaid losses and LAE under its existing reinsurance contracts. This method is continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings in the period identified. Under certain of the Company’s reinsurance and retrocessional contracts, additional premium and interest may be required if predetermined loss and LAE thresholds are exceeded.

Certain of the Company’s assumed and ceded reinsurance contracts are funds held arrangements. In a funds held arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer will generally earn interest on the experience fund balance at a predetermined credited rate of interest. The Company generally earns an interest rate of between 6% and 8% on its assumed funds held arrangements and generally pays interest at a rate of between 6% and 8% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income in the Statement of Operations. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

Certain of the Company’s reinsurance contracts are retroactive in nature. Any benefit derived from retroactive reinsurance contracts is deferred and amortized into income over the payout pattern of the underlying claim liabilities unless the contracts call for immediate recovery by the Company from reinsurers as ceded losses are incurred.

F. Deferred Acquisition Costs — Costs that directly relate to and vary with the acquisition of new and renewal business are deferred and amortized over the period during which the related premiums are earned. Such direct costs include commissions, brokerage and premium taxes, as well as other policy issuance costs and underwriting expenses. The Company determines whether acquisition costs are recoverable considering future losses and LAE, maintenance costs and anticipated investment income. To the extent that acquisition costs are not recoverable, the deficiency is charged to income in the period identified.

G. Dividends to Policyholders — The PMA Insurance Group sells certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the underwriting results of their respective policies in the form of dividends declared at the discretion of the Board of Directors of The PMA Insurance Group’s operating companies. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

H. Income Taxes — The Company records deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset. See Note 13 for additional information.

I. Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock. The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

(in thousands, except per share)	2003	2002	2001

Net income (loss)	$(93,569)	$(48,024)	$7,103
Stock-based compensation expense already
included in reported net income (loss), net of tax	156	140	-
Total stock-based compensation expense
determined under fair value based method,
net of tax	(1,302)	(1,480)	(1,043)

Pro forma net income (loss)	(94,715)	(49,364)	6,060

Net income (loss) per share:
Basic - as reported	$(2.99)	$(1.53)	$0.33

Basic - pro forma	$(3.02)	$(1.58)	$0.28

Diluted - as reported	$(2.99)	$(1.53)	$0.32

Diluted - pro forma	$(3.02)	$(1.58)	$0.27

J. Other Revenues — Other revenues include service revenues related to unbundled claims, risk management and related services provided by The PMA Insurance Group, which are earned over the term of the related contracts in proportion to the actual services rendered, and other miscellaneous revenues. During 2001, other revenues included a $9.8 million gain on the sale of certain real estate properties.

K. Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest.

Adoption of FIN 46 and its current interpretations did not have a material impact on the Company’s financial condition, results of operations or liquidity. At December 31, 2003, the Company applied the provisions of FIN 46 and its current interpretations to its reporting for three wholly owned statutory trusts, which issued $42.5 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, the Company deconsolidated these wholly owned statutory trusts, resulting in an increase of $1.3 million in other assets and debt on the Balance Sheet. See Note 7 for additional information about the trust preferred debt.

In December 2003, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. The Company has applied the disclosure provisions of SFAS No. 132 to its Consolidated Financial Statements for 2003.

Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company has applied the disclosure provisions of SFAS No. 148.

Effective January 1, 2003, the Company adopted the recognition provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company had previously applied the disclosure provisions of FIN 45 to its year end 2002 financial statements. FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures, even when the likelihood of making payments under the guarantee is remote. Generally, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. Adoption of FIN 45 did not have an impact on the Company’s financial condition, results of operations or liquidity.

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have an impact on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for instruments entered into or modified after May 31, 2003 and the disclosure requirements were effective beginning with the third quarter of 2003. Adoption of this statement did not have an impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, this standard does not apply to the Company’s exit from the excess and surplus lines business, which the Company announced in May 2002. The Company applied the provisions of SFAS No. 146 to its exit from the reinsurance business, which the Company announced in November 2003.

Note 3. Withdrawal From Reinsurance Business

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re, which is no longer writing new reinsurance business. As a result of the decision to exit from and run off this business, the Company’s results for 2003 include a charge of $5.7 million pre-tax ($2.6 million in PMA Re, mainly for employee termination benefits, and $3.1 million in Corporate and Other associated primarily with salary obligations under employment contracts with our former executive officers). Approximately 75 employees at PMA Re were terminated in accordance with the Company’s exit plan. The majority of these employee termination costs were paid during the first quarter of 2004. Approximately 90 positions, primarily claims and financial, remain at PMA Re after the terminations. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, PMA

Re expects to record expenses of approximately $2 million in 2004, which includes retention bonuses and severance. The Company expects to pay the majority of these costs in 2004 and 2005.

Note 4. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 14% of invested assets at December 31, 2003. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

(dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$340,483	$11,975	$1,253	$351,205
States, political subdivisions and foreign government securities	20,200	718	95	20,823
Corporate debt securities	764,710	32,833	2,360	795,183
Mortgage-backed and other asset-backed securities	680,697	15,008	8,361	687,344

Total fixed maturities available for sale	1,806,090	60,534	12,069	1,854,555
Short-term investments	157,632	-	-	157,632

Total investments	$1,963,722	$60,534	$12,069	$2,012,187

December 31, 2002
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$315,911	$13,490	$3	$329,398
States, political subdivisions and foreign government securities	10,217	936	-	11,153
Corporate debt securities	608,407	28,026	3,580	632,853
Mortgage-backed and other asset-backed securities	543,386	22,018	8,884	556,520

Total fixed maturities available for sale	1,477,921	64,470	12,467	1,529,924
Short-term investments	298,686	-	-	298,686

Total investments	$1,776,607	$64,470	$12,467	$1,828,610

As of December 31, 2003, the Company’s investment asset portfolio had gross unrealized losses of $12.0 million. For securities that were in an unrealized loss position at December 31, 2003, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	134	$192.1	$193.5	$1.4	99%
6 to 9 months	45	37.3	38.9	1.6	96%
9 to 12 months	--	--	--	--	--
More than 12 months	5	30.3	36.4	6.1	83%

Subtotal	184	259.7	268.8	9.1	97%
U.S. Treasury and Agency securities	75	186.7	189.6	2.9	98%

Total	259	$446.4	$458.4	$12.0	97%

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are as follows:

(dollar amounts in thousands)	Amortized Cost	Fair Value

2004	$102,415	$103,115
2005-2008	460,360	468,457
2009-2013	320,482	330,973
2014 and thereafter	242,136	264,665
Mortgage-backed and other asset-backed securities	680,697	687,345

	$1,806,090	$1,854,555

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollars amounts in thousands)	2003	2002	2001

Fixed maturities	$81,090	$84,957	$91,530
Short-term investments	2,684	5,073	7,048
Other	627	913	2,911

Total investment income	84,401	90,943	101,489
Investment expenses	(5,070)	(3,173)	(2,559)
Interest on funds held, net	(10,408)	(2,889)	(11,985)

Net investment income	$68,923	$84,881	$86,945

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2003	2002	2001

Realized gains	$18,726	$18,659	$15,768
Realized losses	(4,946)	(34,744)	(7,780)

Total net realized investment gains (losses)	$13,780	$(16,085)	$7,988

Included in realized losses for 2003, 2002 and 2001 were impairment losses of $2.6 million, $23.8 million and $1.6 million, respectively. The impairment losses for 2003 primarily related to securities issued by airline companies and an asset-backed security. The impairment losses for 2002 primarily related to corporate bonds issued by telecommunications and energy companies, including $14.2 million for WorldCom. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

The increase (decrease) in net unrealized gains on investments for 2003, 2002 and 2001 was $(3.5) million, $43.6 million and $30.7 million, respectively, attributable to fixed maturities.

At December 31, 2003, the Company had $6.3 million of collateral related to securities on loan, substantially all of which was cash received and subsequently reinvested in short-term investments.

On December 31, 2003, the Company had securities with a total amortized cost of $44.1 million and fair value of $45.9 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by PMA Re and securities with a total amortized cost of $18.0 million and fair value of $18.2 million pledged as collateral for letters of credit issued on behalf of the Company. In addition, the Company had securities with a total amortized cost of $34.7 million and fair value of $37.5 million on deposit with various governmental authorities, as required by law. Securities with a total amortized cost of $5.5 million and fair value of $6.2 million were held in trust to support the Company’s participation in the underwriting capacity of a Lloyd’s of London syndicate. The securities held in trust, on deposit or pledged as collateral are included in fixed maturities on the Balance Sheet.

Note 5. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2003	2002	2001

Balance at January 1	$2,449,890	$2,324,439	$2,053,138
Less: reinsurance recoverable on unpaid losses and LAE	1,265,584	1,181,322	924,429

Net balance at January 1	1,184,306	1,143,117	1,128,709

Losses and LAE incurred, net:
Current year, net of discount	768,114	655,395	586,392
Prior years	218,774	159,748	23,512
Accretion of prior years' discount	11,459	8,515	6,859

Total losses and LAE incurred, net	998,347	823,658	616,763

Losses and LAE paid, net:
Current year	(185,850)	(138,127)	(145,352)
Prior years	(650,533)	(594,342)	(457,003)

Total losses and LAE paid, net	(836,383)	(732,469)	(602,355)

Reserves transferred	-	(50,000)	-

Net balance at December 31	1,346,270	1,184,306	1,143,117
Reinsurance recoverable on unpaid losses and LAE	1,195,048	1,265,584	1,181,322

Balance at December 31	$2,541,318	$2,449,890	$2,324,439

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

The components of the Company’s unfavorable (favorable) development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2003	2002	2001

The PMA Insurance Group	$49,685	$1,082	$2,889
PMA Re	169,089	106,866	(1,568)
Run-off Operations	-	51,800	22,191

Total net unfavorable development	$218,774	$159,748	$23,512

During 2003, The PMA Insurance Group recorded unfavorable prior year loss development of $49.7 million. In the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers’ compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers’ compensation business. As a result, The PMA Insurance Group increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The PMA Insurance Group’s loss-sensitive rating plans, the amount of the insured’s premiums is adjusted after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million.

During 2003, PMA Re increased its net loss reserves for prior accident years by $169.1 million, including $150 million during the third quarter. PMA Re’s third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during those same years. During the third quarter, the Company’s actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused management to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

PMA Re’s analysis was enhanced by an extensive review of specific accounts, comprising about 40% of carried reserves for accident years 1997 to 2000. The Company’s actuaries visited a number of former ceding company clients, which collectively comprised about 25% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. The Company’s actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

During 2002, PMA Re recorded unfavorable prior year development of $106.9 million. In the fourth quarter, PMA Re’s actuarial department conducted its routine year-end reserve study to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. During the fourth quarter, the Company’s actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by PMA Re’s ceding companies. Based on the actuarial work performed, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by approximately $64 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

The remaining $43 million of unfavorable prior year development at PMA Re in 2002 primarily reflects the recording of losses and LAE on additional earned premiums recorded during 2002 as a result of a change in our estimate of ultimate premiums written from prior years. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update as appropriate the estimated ultimate premiums written. PMA Re’s periodic reviews of estimated ultimate premiums written, which compared actual reported premiums and originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units for 2001 and 2000, were higher than originally estimated. As a result, PMA Re recorded additional net premiums earned during 2002, including $39.9 million in the second quarter, which were completely offset by losses and LAE and acquisition expenses.

During 2002, the Run-off Operations recorded unfavorable prior year development of $51.8 million. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by this segment. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for prior accident years, mainly 1999 and 2000, needed to be increased by $51.8 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

As a result of its reserve reviews conducted in 2001, the Run-off Operations revised its estimate of ultimate expected claims activity and, accordingly, increased its estimate of ultimate losses, substantially all for accident years 1999 and 2000. During 2001, the Run-off Operations recorded unfavorable prior year loss development of $22.2 million. These losses primarily reflect higher than expected claim frequency and severity that emerged in 2001 on certain casualty lines of business, primarily professional liability policies for the nursing homes class of business, and, to a lesser extent, property lines of business.

Losses and LAE incurred in 2001 were impacted by the September 11th terrorist attack on the World Trade Center. The Company incurred $30 million of pre-tax net losses from this catastrophe. Gross losses of approximately $145 million resulted from this catastrophe, which is before (1) reinsurance recoveries ($120 million), (2) additional premiums due to PMA Re’s retrocessionaires ($30 million) and (3) additional premiums due to PMA Re on its assumed business ($25 million). The Company’s estimate of net loss from the September 11th terrorist attack on the World Trade Center continues to be approximately $30 million pre-tax and is based on its analysis to date of known exposures. However, it is difficult to fully estimate the Company’s loss from the attack given the uncertain nature of damage theories and loss amounts, and the development of additional facts related to the attack. As more information becomes available, the Company’s estimate of these losses may need to be increased.

Reserves transferred in 2002 reflect the assumption of PMA Re’s and The PMA Insurance Group’s losses by an unaffiliated third party. Cash and short-term investments of $50 million were transferred to support the payment of the transferred reserves.

Unpaid losses for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2003 and 2002 were $433.8 million and $326.7 million, net of discount of $54.6 million and $76.7 million, respectively. The discount rate used was approximately 5% at December 31, 2003 and 2002.

The Company’s loss reserves were stated net of salvage and subrogation of $33.2 million and $41.1 million at December 31, 2003 and 2002, respectively.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2003. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2003, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

At December 31, 2003, 2002 and 2001, gross reserves for asbestos-related losses were $37.8 million, $42.1 million and $59.9 million, respectively ($17.8 million, $25.8 million and $28.6 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $14.9 million, $22.9 million and $26.6 million related to IBNR losses at December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, 2002 and 2001, gross reserves for environmental-related losses were $14.2 million, $18.2 million and $29.6 million, respectively ($8.8 million, $14.3 million and $16.0 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $3.7 million, $7.9 million and $9.2 million related to IBNR losses at December 31, 2003, 2002 and 2001, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability and damages among participating insurers, and proof of coverage, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition, results of operations and liquidity.

Note 6. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2003	2002	2001

Written premiums:
Direct	$652,795	$604,984	$531,286
Assumed	776,848	781,562	485,568
Ceded	(237,389)	(281,549)	(247,796)

Net	$1,192,254	$1,104,997	$769,058

Earned premiums:
Direct	$638,716	$599,827	$508,821
Assumed	788,025	691,740	466,975
Ceded	(228,576)	(300,556)	(243,356)

Net	$1,198,165	$991,011	$732,440

Losses and LAE:
Direct	$484,889	$503,867	$478,013
Assumed	756,570	543,025	498,366
Ceded	(243,112)	(223,234)	(359,616)

Net	$998,347	$823,658	$616,763

Losses and LAE ceded for 2001 included approximately $120 million related to the September 11th terrorist attack on the World Trade Center.

At December 31, 2003, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

(dollar amounts in thousands)	Reinsurance Receivables	Collateral

The London Reinsurance Group and Affiliates(1)	$334,007	$317,017
PXRE	136,924	67,929
St. Paul and Affiliates(2)	134,011	115,035
Swiss Reinsurance	94,357	68,467
Houston Casualty	89,084	-
Arch Reinsurance	64,921	64,921
Partner Re	35,833	329
Hannover Ruckversicherungs AG	26,574	112

(1)	Includes Trabaja Reinsurance Company ($288.7 million), London Life & General Reinsurance Company ($44.3 million) and London Life & Casualty Reinsurance Corporation ($1.0 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($89.7 million) and Mountain Ridge Insurance Company ($44.3 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2003 and 2002, the Company’s reinsurance receivables of $1,220.3 million and $1,295.1 million were supported by $644.1 million and $666.9 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2003, approximately 91% were recoverable from reinsurers rated “A-” or better by A.M. Best. The Company believes that the amounts receivable from reinsurers are fully collectible and that the valuation allowance is adequate to cover any disputes about amounts owed by reinsurers to the Company.

Our largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $288.7 million at December 31, 2003, of which 94% were collateralized.

Trabaja, formerly PMA Insurance Cayman, Ltd. (“PMA Cayman”), is a wholly owned subsidiary of London Life and Casualty Reinsurance Corporation (“London Reinsurance Group”). The Company sold PMA Cayman to London Reinsurance Group for $1.8 million, and transferred approximately $230 million of cash and invested assets as well as loss reserves to the buyer in 1998. Under the terms of the sale of PMA Cayman to London Reinsurance Group in 1998, the Company has agreed to indemnify London Reinsurance Group, up to a maximum of $15 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of PMA Cayman were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then the Company will participate in such favorable loss reserve development.

In January 2002, the Company supplemented its in-force reinsurance programs for PMA Re and The PMA Insurance Group with retroactive reinsurance contracts with Trabaja that provide coverage for adverse loss development on certain lines of business for accident years prior to 2002. These contracts provide coverage of up to $125 million in losses in return for $55 million of funding, which included $50 million of assets and $5 million in ceded premiums. Under the terms of the contracts, PMA Re’s losses and LAE ceded to Trabaja for accident years 1996 through 2001 are recoverable as they are incurred by the Company. In 2002, PMA Re recognized a benefit of $25 million for losses ceded to these reinsurance contracts. Any future cession of losses under these contracts may require the Company to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

Note 7. Debt

The Company’s outstanding debt is as follows:

(dollar amounts in thousands)	2003	2002

Short-term debt:
Bank credit facility	$-	$65,000
Long-term debt:
4.25% Convertible debt	86,250	86,250
Trust preferred debt	43,816	-
8.50% Senior notes	57,500	-

Total long-term debt	187,566	86,250

Total debt	$187,566	$151,250

In May 2003, we issued $18.0 million (“Trust Preferred 1”) and $15.5 million (“Trust Preferred 2”) of 30-year floating rate subordinated debentures to two wholly owned statutory trust subsidiaries. The Company used all of the $31.5 million of net proceeds to pay down a portion of its then outstanding bank credit facility. During September 2003, the Company issued $10.3 million (“Trust Preferred 3”) of 30-year floating rate subordinated debentures to a third wholly owned statutory trust subsidiary. The Company realized net proceeds of $9.7 million, which it used for general corporate purposes. Each of Trust Preferred 1, 2 and 3 has a 30-year maturity and is redeemable, in whole or in part, after five years from issuance at its stated liquidation amount plus accrued and unpaid interest. The interest rates on Trust Preferred 1, 2 and 3 equal the three-month London InterBank Offered Rate (“LIBOR”) plus 4.10%, 4.20% and 4.05%, respectively, and are payable on a quarterly basis. At December 31, 2003, the interest rates on Trust Preferred 1, 2 and 3 were 5.28%, 5.37% and 5.21%, respectively.

The Company has the right to defer interest payments on Trust Preferred 1, 2 and 3 for up to twenty consecutive quarters but, if so deferred, it may not declare or pay cash dividends or distributions on its Class A common stock. The Company has guaranteed the obligations of these statutory trust subsidiaries with respect to distributions and payments on the trust preferred securities issued by these subsidiaries.

In June 2003, the Company issued $57.5 million of 8.50% monthly income senior notes (“Senior Notes”) due June 15, 2018, from which it realized net proceeds of $55.1 million. The Company used the proceeds from the offering to repay the remaining balance outstanding under its prior bank credit facility, to increase the statutory capital and surplus of its insurance subsidiaries, and for general corporate purposes. The Company has the right to call these securities beginning in June 2008.

In October 2002, the Company issued $86.25 million aggregate principal amount of 4.25% convertible senior debentures (“Convertible Debt”) due September 30, 2022 from which the Company received net proceeds of $83.7 million. The Convertible Debt bears interest at a rate of 4.25% per annum, payable semi-annually on March 30 and September 30. In addition, contingent interest may be payable by the Company to the holders of the Convertible Debt commencing September 30, 2006, under certain circumstances. Because of the debt ratings assigned to the Convertible Debt, holders of the Convertible Debt may currently convert their debentures at a conversion price of $16.368 per share, subject to adjustment upon certain events. Further, holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debentures on September 30, 2006, 2008, 2010, 2012 and 2017, or subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

At December 31, 2003 and 2002, the aggregate outstanding face amount of letters of credit issued on behalf of the Company was $12.0 million and $15.7 million, respectively. The Company utilizes letters of credit primarily for collateralizing reinsurance obligations of its insurance subsidiaries. At December 31, 2003, fees for the letters of credit were 2.0% per annum.

The debt covenants supporting the letters of credit contain provisions that, among other matters, limit the Company’s ability to incur additional indebtedness, merge, consolidate and acquire or sell assets.

Note 8. Commitments and Contingencies

Total rent expense was $4.0 million, $4.1 million and $3.9 million for 2003, 2002 and 2001, respectively. At December 31, 2003, the Company was obligated under noncancelable operating leases for office space with aggregate minimum annual net rentals of $4.0 million in 2004 and 2005, $3.9 million in 2006 and 2007, $3.4 million in 2008 and $22.0 million thereafter, net of sublease rentals of $1.4 million in 2004, $1.5 million in 2005 and 2006, $1.6 million in 2007 and 2008 and $9.3 million thereafter. In addition, the Company was obligated under noncancelable operating leases for office computers, equipment and other items of $3.1 million in 2004, $2.3 million in 2005, $1.5 million in 2006, $425,000 in 2007 and $32,000 in 2008.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2003 and 2002, the Company had recorded liabilities of $7.5 million and $5.4 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has an interest in a partnership for which it has provided a guaranty of $7.0 million related to loans on properties of the partnership. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company's collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company is seeking repayment of the loans from the former officers and is accruing interest on these loans at a rate of 3.3% as of December 31, 2003. These loans are included in other assets on the Balance Sheet at December 31, 2003.

Under the terms of the sale of PMA Cayman in 1998, the Company has agreed to indemnify the buyer, up to a maximum of $15.0 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, the Company will participate in such favorable loss reserve development.

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

On November 6, 2003, several purported class action lawsuits were filed against PMA Capital Corporation and certain other defendants. A purported class action lawsuit captioned Pitt v. PMA Capital Corporation, John W. Smithson, and William E. Hitselberger (initiated November 6, 2003) has been filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from May 7, 2003 to November 3, 2003. The complaints allege, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making materially false and misleading public statements and material omissions during the class period regarding the Company’s loss reserves.

Several other purported class action lawsuits, captioned Augenbaum v. PMA Capital Corporation, et. al. (initiated November 6, 2003), Klinghoffer v. PMA Capital Corporation, et. al. (initiated November 10, 2003), and Pollin v. PMA Capital Corporation, John W. Smithson and Frederick W. Anton III (initiated November 11, 2003) were filed in the Eastern District of Pennsylvania by alleged purchasers of the Company’s 4.25% Convertible Debentures and 8.50% Monthly Income Senior Notes. The Klinghoffer and Pollin complaints name PMA Capital Corporation, PMA Capital Trust I, PMA Capital Trust II, certain of the Company’s officers and directors and investment banking firms as defendants. The complaints allege, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making materially false and misleading statements about its reserves in the registration statement, prospectuses and prospectus supplements in connection with the debt.

Several purported class action lawsuits captioned Newman v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell, (initiated November 7, 2003), Appel v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 10, 2003), Boyd v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 20, 2003), Waller v. PMA Capital Corporation, John W. Smithson, Francis W. McDonnell and William E. Hitselberger (initiated November 12, 2003), Bauer v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 21, 2003), and Frey v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated December 11, 2003) were filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from November 13, 1998 to November 3, 2003. The complaints allege, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making materially false and misleading public statements and material omissions during the class period regarding the Company's loss reserves.

The lawsuits seek unspecified compensatory damages and reasonable costs and expenses. The Company intends to vigorously defend against the claims asserted in these actions. The lawsuits are in their earliest stages. The lawsuits may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 9. Shareholders’ Equity

Changes in Class A Common stock shares were as follows:

	2003	2002	2001

Class A Common stock:
Balance at beginning of year	34,217,945	34,217,945	24,442,945
Issuance of Class A Common stock	-	-	9,775,000

Balance at end of year	34,217,945	34,217,945	34,217,945

Treasury stock - Class A Common stock:
Balance at beginning of year	2,889,023	3,050,939	2,869,629
Purchase of treasury shares	-	90,185	299,300
Reissuance of treasury shares under employee benefit plans	(5,481)	(252,101)	(117,990)

Balance at end of year	2,883,542	2,889,023	3,050,939

In 2003, shareholders approved an increase in the authorized shares of the Company's Class A Common stock, which has a $5 par value, from 40 million shares to 60 million shares.

In December 2001, the Company issued 9,775,000 shares of its Class A Common stock, realizing net proceeds of $157.9 million. The Company used the net proceeds from this issuance to contribute additional capital to its reinsurance subsidiary and to repay $62.5 million of its then outstanding bank credit facility.

The Company repurchased 90,185 shares of its Class A Common stock at a cost of $1.7 million in 2002 and 299,300 shares at a cost of $5.3 million in 2001. No shares were repurchased in 2003. The Company’s remaining share repurchase authorization at December 31, 2003 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

The Company declared dividends on its Class A Common stock of $0.315, $0.42 and $0.42 per share in 2003, 2002 and 2001, respectively. On November 4, 2003, the Company’s Board of Directors resolved to suspend dividends on the Company’s Class A Common stock.

The Company has 2,000,000 shares of undesignated Preferred stock, $0.01 par value per share authorized. There are no shares of Preferred stock issued or outstanding.

In 2000, the Company’s Board of Directors adopted a shareholder rights plan that will expire on May 22, 2010. The rights automatically attached to each share of Class A Common stock. Generally, the rights become exercisable after the acquisition of 15% or more of the Company’s Class A Common stock and permit rights-holders to purchase the Company’s Class A Common stock or that of an acquirer at a substantial discount. The Company may redeem the rights for $0.001 per right at any time prior to an acquisition.

The Company’s domestic insurance subsidiaries’ ability to pay dividends to the holding company is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. All of PMA Capital’s domestic insurance entities are owned by PMA Capital Insurance Company. As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital. Instead, only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. Under Pennsylvania law, approximately $17 million of dividends would have been available to be paid by PMA Capital Insurance Company to the holding company in 2004 without the prior approval of the Pennsylvania Insurance Department as of December 31, 2003. However, PMA Capital Insurance Company has agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to the holding company without the prior approval of the Pennsylvania Insurance Department. As of December 31, 2003, The PMA Insurance Group’s Pooled Companies can pay up to $23.2 million in dividends to PMA Capital Insurance Company during 2004. Dividends received from subsidiaries were $24.0 million, $28.0 million and $29.6 million in 2003, 2002 and 2001, respectively.

Note 10. Stock Options

The Company currently has stock option plans in place for stock options granted to officers and other key employees for the purchase of the Company’s Class A Common stock, under which 4,928,673 Class A Common shares were reserved for issuance at December 31, 2003. The stock options were granted under terms and conditions determined by the Stock Option Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between two and four years, and are typically granted with an exercise price at least equal to the fair market value of the Class A Common stock on the date the options are granted. Information regarding these option plans is as follows:

	2003		2002		2001

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Options outstanding, beginning of year	3,096,494	$16.93	3,387,154	$16.45	3,444,026	$16.22
Options granted	511,960	9.21	440,500	19.50	115,000	20.00
Options exercised	(50,141)	11.50	(302,465)	12.66	(128,372)	12.20
Options forfeited or expired	(686,694)	15.17	(428,695)	18.78	(43,500)	20.26

Options outstanding, end of year(1)	2,871,619	$16.07	3,096,494	$16.93	3,387,154	$16.45

Options exercisable, end of year	1,861,489	$16.85	2,059,729	$15.74	2,190,357	$14.91

Option price range at end of year	$9.14 to $21.50		$11.50 to $21.50		$10.00 to $21.50
Option price range for exercised shares	$11.50		$10.00 to $17.00		$8.00 to $17.00
Options available for grant at end of year	2,057,054		305,158		48,466

(1)

Included in the options outstanding at December 31, 2002 and 2001 are 260,000 and 420,000 options (“Target Price Options”), respectively, with an exercise price of $17.00. Because the stock did not reach the necessary price, the Target Price Options expired as unvested options in February 2003.

All options granted in 2003 were granted with an exercise price that exceeded the market value of the Class A Common stock on the grant date (“out-of-the-money”), and such options had a weighted average exercise price of $9.21 per share and a weighted average fair value of $4.91 per share. Of the total options granted in 2002, 225,000 were granted with an exercise price that was lower than the market value of the Class A Common stock on the grant date, and such options had a weighted average exercise price of $19.50 per share and a weighted average fair value of $14.61 per share. The remaining 215,500 options were granted out-of-the-money, and such options had an exercise price of $19.50 per share and a weighted average fair value of $7.66 per share. In 2001, all options were granted out-of-the-money at an exercise price of $20.00 per share and a fair value of $6.39 per share.

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Included in the Company’s net loss for 2003 and 2002 were pre-tax compensation costs of $239,000 and $215,000, respectively. No compensation cost was recognized in 2001.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	10	10	10
Risk-free interest rate	3.4%	5.1%	5.2%
Expected volatility	44.3%	16.8%	15.9%
Expected dividend yield	4.6%	2.0%	2.4%

Stock options outstanding and options exercisable at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable

	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$9.14 to $13.00	753,819	6.23	$10.16	259,359	$12.10
$13.01 to $16.00	428,800	1.49	$15.45	425,300	$15.46
$16.01 to $19.00	684,750	3.48	$17.06	684,750	$17.06
$19.01 to $21.50	1,004,250	6.65	$20.09	492,080	$20.28

See Note 2-I for additional information.

Note 11. Earnings Per Share

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	2003	2002	2001

Basic shares - weighted average shares outstanding	31,330,183	31,284,848	21,831,725
Effect of dilutive stock options	-	-	384,970

Total diluted shares	31,330,183	31,284,848	22,216,695

For all years presented, there were no differences in the numerator (net income (loss)) for the basic and diluted earnings per share calculation.

The effect of 2.9 million, 3.1 million and 873,000 stock options were excluded from the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, because they would have been anti-dilutive.

The 2003 diluted shares do not assume the conversion of the Company’s 4.25% convertible debentures into 5.3 million shares of Class A Common stock because they would have been anti-dilutive. The 2002 diluted shares do not assume the conversion of the Company’s 4.25% convertible debentures into 5.3 million shares of Class A Common stock because, under the terms of the Convertible Debt agreement, the debentures did not meet the conditions for convertibility. See Note 7 for additional information.

Note 12. Fair Value of Financial Instruments

As of December 31, 2003 and 2002, the carrying amounts for the Company’s financial instruments approximated their estimated fair value, other than the Convertible Debt, which had a fair value of approximately $65 million, compared to a carrying value of $86.25 million, and the Senior Notes, which had a fair value of approximately $50 million, compared to a carrying value of $57.5 million. The Company measures the fair value of fixed maturities, the Convertible Debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers. The fair value of bank debt was estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rate for similar types of borrowing facilities or the rate utilized to prepay obligations, where applicable. For other financial instruments, the carrying values approximate their fair values. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 13. Income Taxes

The components of the Federal income tax expense (benefit) are:

(dollar amounts in thousands)	2003	2002	2001

Current	$-	$(3,606)	$(8,372)
Deferred	25,823	(27,527)	(3,147)

Income tax expense (benefit)	$25,823	$(31,133)	$(11,519)

A reconciliation between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2003	2002	2001

Federal income tax at the statutory rate	$(23,711)	$(27,705)	$(1,546)
Change in valuation allowance	49,000	-	-
Reversal of income tax accruals	-	(3,000)	(10,076)
Other	534	(428)	103

Income tax expense (benefit)	$25,823	$(31,133)	$(11,519)

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2003	2002

Net operating loss and tax credit carryforwards	$76,854	$50,914
Discounting of unpaid losses and LAE	61,619	61,824
Unearned premiums	26,136	26,870
Postretirement benefit obligation	7,712	4,715
Allowance for uncollectible accounts	6,277	6,235
Depreciation	3,264	2,043
Other	9,549	13,254

Gross deferred tax assets	191,411	165,855
Valuation allowance	(49,000)	-

Deferred tax assets, net of valuation allowance	142,411	165,855

Deferred acquisition costs	(29,391)	(31,227)
Unrealized appreciation of investments	(16,994)	(17,900)
Losses of foreign reinsurance affiliates	(8,120)	(8,120)
Capitalized software	(4,161)	(4,066)
Foreign exchange translation adjustment	(1,973)	(694)
Prepaid pension	-	(8,106)
Other	(4,810)	(1,668)

Gross deferred tax liabilities	(65,449)	(71,781)

Net deferred tax assets	$76,962	$94,074

At December 31, 2003, the Company had a net operating loss (“NOL”) carryforward of $193.2 million, which will expire in 2018 through 2023, and an $8.5 million alternative minimum tax (“AMT”) credit carryforward, which does not expire. The NOL carryforward, which produces a gross deferred tax asset of $67.6 million, will be applied to reduce future taxable income of the Company. During 2003, the Company updated its evaluation of the realizability of its net deferred tax asset, considering a number of factors including recent earnings history, expectations for future earnings, timing of reversal of temporary differences and the expiration dates associated with the NOL carryforwards. Based upon management’s consideration of these factors, the Company established a valuation allowance in the amount of $49 million. The valuation allowance reserves against $40.5 million of gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company’s Federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”), and provisions are made in the financial statements in anticipation of the results of these audits. In 2001, the IRS completed its examination of the Company’s 1996 U.S. Federal tax return with no material changes to the Company’s filed tax return. No other tax years are currently under audit by the IRS. In management’s opinion, adequate liabilities have been established for all years.

In 2002, the Company received refunds from the IRS of $10.6 million, resulting primarily from an AMT net operating loss, which was generated in 2001 and carried back to 1998 and 1999.

Note 14. Employee Retirement, Postretirement and Postemployment Benefits

A. Pension and Other Postretirement Benefits:

Pension Benefits — The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) covering substantially all employees. After meeting certain requirements under the Qualified Pension Plan, an employee acquires a vested right to future benefits. The benefits payable under the plan are generally determined on the basis of an employee’s length of employment and salary during employment. The Company’s policy is to fund pension costs in accordance with the Employee Retirement Income Security Act of 1974.

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) for the benefit of certain key employees. The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $7.0 million and $6.6 million, respectively, as of December 31, 2003.

Other Postretirement Benefits — In addition to providing pension benefits, the Company provides certain health care benefits for retired employees and their spouses. Substantially all of the Company’s employees may become eligible for those benefits if they meet the requirements for early retirement under the Qualified Pension Plan and have a minimum of 10 years employment with the Company. For employees who retired on or subsequent to January 1, 1993, the Company will pay a fixed portion of medical insurance premiums, including Medicare Part B. Retirees will absorb future increases in medical premiums.

The following tables set forth the amounts recognized in the Company’s financial statements with respect to Pension Benefits and Other Postretirement Benefits:

	Pension Benefits		Other Postretirement Benefits

(dollar amounts in thousands)	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$66,924	$57,143	$8,808	$8,515
Service cost	3,202	2,396	364	316
Interest cost	4,629	4,278	596	589
Actuarial loss	4,927	5,379	652	229
Benefits paid	(2,212)	(2,272)	(643)	(841)

Benefit obligation at end of year	$77,470	$66,924	$9,777	$8,808

Change in plan assets:
Fair value of plan assets at beginning of year	$57,118	$49,327	$-	$-
Actual return on plan assets	7,495	(6,437)	-	-
Employer contributions	-	16,500	-	-
Benefits paid	(2,212)	(2,272)	-	-

Fair value of plan assets at end of year	$62,401	$57,118	$-	$-

Benefit obligation greater than the fair value of plan assets	$(15,069)	$(9,806)	$(9,777)	$(8,808)

Unrecognized actuarial (gain) loss	29,982	29,126	(3,162)	(3,905)
Unrecognized prior service (cost) benefit	487	492	(603)	(722)
Unrecognized net transition obligation	338	333	-	-

Net amount recognized at end of year	$15,738	$20,145	$(13,542)	$(13,435)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$21,075	$24,583	$-	$-
Accrued benefit cost	(5,337)	(4,438)	(13,542)	(13,435)
Additional minimum liability	(25,288)	(1,386)	-	-
Intangible asset	1,273	1,386	-	-
Accumulated other comprehensive income, pre-tax	24,015	-	-	-

Net amount recognized at end of year	$15,738	$20,145	$(13,542)	$(13,435)

	Pension Benefits			Other Postretirement Benefits

(dollar amounts in thousands)	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$3,202	$2,396	$1,917	$364	$316	$205
Interest cost	4,629	4,278	3,911	596	589	605
Expected return on plan assets	(5,032)	(4,333)	(3,983)	-	-	-
Amortization of transition obligation	(5)	(4)	(4)	-	-	-
Amortization of prior service cost	5	5	5	(119)	(119)	(119)
Recognized actuarial (gain) loss	1,643	662	26	(91)	(218)	(231)

Net periodic pension cost	$4,442	$3,004	$1,872	$750	$568	$460

Weighted average assumptions:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%	-	-	-
Rate of compensation increase	4.00%	4.50%	4.75%	-	-	-

For the measurement of Other Postretirement Benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% by 2009 and remain at that level thereafter. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Employer contributions and benefits paid in the table above include only those amounts contributed directly to, or paid directly from, plan assets.

The decline in Qualified Pension Plan asset performance in recent years, coupled with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $24.0 million increase in our accrued Qualified Pension Plan liability and to take a $15.6 million non-cash charge to equity in the fourth quarter of 2003. This charge did not impact earnings or cash flow, and could reverse in future periods if either interest rates increase or market performance and plan asset returns improve.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $70.5 million, $65.3 million and $62.4 million, respectively, at December 31, 2003 and $60.7 million, $56.4 million and $57.1 million, respectively, at December 31, 2002.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

Asset Category	Target allocation 2004	Percentage of plan assets As of December 31, 2003	2002

Equity Securities	50-60%	66%	35%
Debt Securities	40-50%	34%	65%

Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically. The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company’s pension plans:

(dollar amounts in thousands)	Qualified Pension Benefits	Non-Qualified Pension Benefits

Expected Employer Contributions:
2004	$-	$273
Expected Benefit Payments:
2004	$2,478	$273
2005	2,510	280
2006	2,610	294
2007	2,715	322
2008	2,852	391
2009-2013	19,579	2,622

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $62.4 million at December 31, 2003. Non-qualified Pension Plan benefits will be paid from the general assets of the Company.

B. Defined Contribution Savings Plan — The Company also maintains a voluntary defined contribution savings plan covering substantially all employees. The Company matches employee contributions up to 5% of compensation. Contributions under such plans expensed in 2003, 2002 and 2001 were $3.3 million, $3.4 million and $2.9 million, respectively.

C. Postemployment Benefits — The Company may provide certain benefits to employees subsequent to their employment, but prior to retirement including severance, long-term and short-term disability payments, and other related benefits. Postemployment benefits attributable to prior service and/or that relate to benefits that vest or accumulate are accrued presently if the payments are probable and reasonably estimable. Postemployment benefits that do not meet such criteria are accrued when payments are probable and reasonably estimable. See Notes 3 and 15 for additional information regarding severance.

Note 15. Run-Off Operations

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. In January 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for 2003. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing. As a result of the Company’s decision to exit this business, the results of this segment are reported as Run-off Operations. During 2003, the Company recognized an additional $2.5 million writedown of assets, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. The writedown is included in operating expenses in the Statement of Operations for 2003.

As a result of the decision to exit from and run off this business, 2002 results for the Run-off Operations include a charge of $43 million pre-tax ($28 million after-tax). Components of the pre-tax charge include approximately $16 million to write-down assets to their estimated net realizable value, including non-cash charges of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. See Note 16 for additional information regarding the reinsurance component of the charge. The charge was included in operating expenses (approximately $24 million) and net premiums earned (approximately $19 million) in the Statement of Operations in 2002. At December 31, 2003, the Company has a remaining balance of approximately $859,000 for net lease costs and approximately $152,000 for severance.

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately 14 positions, primarily claims and accounting staff, remain as of December

31, 2003. Involuntary employee termination benefits of $730,000 and $1.9 million were paid during 2003 and 2002, respectively.

Note 16. Business Segments

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

(dollar amounts in thousands)	2003	2002	2001

Revenues:
The PMA Insurance Group	$620,432	$460,573	$397,258
PMA Re(1)	656,762	600,249	385,762
Run-off Operations	9,146	31,253	49,356
Corporate and Other	1,127	(853)	9,608
Net realized investment gains (losses)	13,780	(16,085)	7,988

Total revenues	$1,301,247	$1,075,137	$849,972

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$21,541	$25,346	$23,148
PMA Re(1)	(79,433)	13,422	(3,062)
Run-off Operations	(818)	(87,501)	(26,168)
Corporate and Other	(22,816)	(14,339)	(6,322)
Net realized investment gains (losses)	13,780	(16,085)	7,988

Loss before income taxes	(67,746)	(79,157)	(4,416)
Income tax expense (benefit)	25,823	(31,133)	(11,519)

Net income (loss)	$(93,569)	$(48,024)	$7,103

(1)

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re. This segment is currently in run-off and will be included in the Run-off Operations segment beginning in 2004.

Net premiums earned by principal business segment are as follows:

(dollar amounts in thousands)	2003	2002	2001

The PMA Insurance Group:
Workers' compensation and integrated disability	$477,402	$333,956	$284,128
Commercial automobile	53,541	43,384	32,664
Commercial multi-peril	28,700	25,390	25,863
Other	10,389	7,536	3,919

Total premiums earned	570,032	410,266	346,574

PMA Re:(1)
Finite Risk and Financial Products
Casualty	113,406	101,885	74,499
Property	98,275	86,639	108,395
Other	9,412	19,007	1,163

Total	221,093	207,531	184,057

Traditional - Treaty
Casualty	195,386	167,244	66,242
Property	82,375	94,655	50,347
Other	1,210	1,858	1,285

Total	278,971	263,757	117,874

Specialty - Treaty
Casualty	80,709	54,911	28,416
Property	1,811	2,998	1,378
Other	488	439	734

Total	83,008	58,348	30,528

Facultative
Casualty	17,737	12,263	4,727
Property	9,500	6,356	3,215

Total	27,237	18,619	7,942

Accident
Casualty	194	167	-
Property	-	-	-
Other	13,746	3,091	-

Total	13,940	3,258	-

Total casualty	407,432	336,470	173,884
Total property	191,961	190,648	163,335
Total other(2)	24,856	24,395	3,182

Total premiums earned	624,249	551,513	340,401

Run-off Operations	4,672	30,113	46,232
Corporate and Other	(788)	(881)	(767)

Net premiums earned	$1,198,165	$991,011	$732,440

(1)

On November 6, 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Re. This segment is currently in run-off and will be included in the Run-off Operations segment beginning in 2004.

(2)	Primarily aviation, ocean marine and accident.

The Company’s amortization and depreciation expense by principal business segment were as follows:

(dollar amounts in thousands)	2003	2002	2001

The PMA Insurance Group	$7,117	$3,598	$1,933
PMA Re	13,757	4,159	3,520
Run-off Operations	278	1,313	1,295
Corporate and Other	77	129	328

Total depreciation and amortization expense	$21,229	$9,199	$7,076

The Company’s total assets(1) by principal business segment were as follows:

(dollar amounts in thousands)	2003	2002	2001

The PMA Insurance Group	$2,008,509	$1,874,610	$1,678,206
PMA Re	2,084,714	2,000,960	1,868,818
Run-off Operations	36,257	206,849	299,756
Corporate and Other(2)	58,478	23,375	(43,801)

Total assets	$4,187,958	$4,105,794	$3,802,979

(1)	Equity investments in subsidiaries, which eliminate in consolidation, are excluded from total assets for each segment.
(2)	Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

The PMA Insurance Group’s operations are concentrated in nine contiguous states in the eastern part of the U.S. As such, economic trends in individual states may not be independent of one another. Also, The PMA Insurance Group’s products are highly regulated by each of these states. For many of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states. While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations. In 2003, 2002 and 2001, workers’ compensation net premiums written by The PMA Insurance Group represented 41%, 32% and 36%, respectively, of the Company’s net premiums written.

PMA Re has agreed to assume the claims obligations of the Run-off Operations if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the Run-off Operations were established. As a result of this transaction, PMA Re recorded assumed premiums of $10 million in 2002. No losses were recorded by PMA Re in connection with this transaction. Also during 2002, PMA Re recorded assumed premiums of $8.5 million in connection with the assumption of losses from the Run-off Operations, which PMA Re retroceded under its existing retrocessional contracts. As a result of these two transactions, the Run-off Operations recorded a ceded premium charge of $18.5 million in 2002 as part of the charge to exit from and run off the excess and surplus lines business. These amounts are reflected in the individual business segments’ pre-tax operating income (loss) and revenues.

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million. In writing property reinsurance coverages, PMA Re typically required per occurrence loss limitations for contracts that could have had catastrophe exposure. Through per risk reinsurance, the Company manages its net retention in each exposure. PMA Re’s property per occurrence reinsurance provides catastrophe protection of $40.0 million in excess of $10.0 million on its traditional property book. PMA Re can also recover an additional $20.0 million of Traditional and/or Finite Risk and Financial Products occurrence losses under certain industry loss scenarios. Certain of these contracts require that the Company cede additional premiums of up to 20% of ceded losses depending on the level of such losses.

Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes could exceed the Company’s reinsurance and/or retrocessional protection and may have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In 2001, the Company’s results reflect approximately $30 million pre-tax ($20 million after-tax) of losses due to the attack on the World Trade Center. See Note 5 for additional information. In 2003 and 2002, the Company’s loss and LAE ratios were not significantly impacted by catastrophes.

Note 17. Transactions with Related Parties

As of December 31, 2003, the Company’s largest shareholder was PMA Foundation (the “Foundation”), a not-for-profit corporation qualified under Section 501(c)(6) of the Internal Revenue Code, whose purposes include the promotion of the common business interests of its members and the economic prosperity of the Commonwealth of Pennsylvania. As of December 31, 2003, the Foundation owned 5,242,150 shares, or 16.7%, of the Company’s Class A Common stock. The Company and certain of its subsidiaries provide certain administrative services to the Foundation for which the Company and its subsidiaries receive reimbursement. Total reimbursements amounted to $13,000 for each of 2003, 2002 and 2001. The Foundation also leased its Harrisburg, Pennsylvania headquarters facility from a subsidiary of the Company under an operating lease which required rent payments of $25,000 per month, and reimbursed a subsidiary of the Company for its use of office space. Rent and related reimbursements paid to the Company’s affiliates by the Foundation was $304,000 for 2003, 2002 and 2001. In February 2004, the Company agreed to sell this building to the Foundation for gross proceeds of $1.6 million. As of March 8, 2004, the Foundation owned 2,165,471 shares, or 6.9%, of the Company’s Class A Common stock.

The Company incurred legal and consulting expenses aggregating approximately $3.7 million, $3.9 million and $4.8 million in 2003, 2002 and 2001, respectively, from firms in which directors of the Company are partners or principals.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company's collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company is seeking repayment of the loans from the former officers and is accruing interest on these loans at a rate of 3.3% as of December 31, 2003. These loans are included in other assets on the Balance Sheet at December 31, 2003.

At December 31, 2003, 2002 and 2001, the Company had notes receivable from officers totaling $65,000, $62,000 and $158,000, respectively, that are accounted for as a reduction of shareholders’ equity. At December 31, 2003, the interest rate on these notes was 4.0%.

Note 18. Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department, (collectively, “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles (“Codification”) guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of reinsurance, acquisition expenses, deferred income taxes, fixed assets and investments.

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries are as follows:

(dollar amounts in thousands)	2003	2002	2001

SAP net income (loss):
PMA Capital Insurance Company	$(84,413)	$(8,039)	$(18,708)
The PMA Insurance Group	7,169	4,984	25,341
Caliber One Indemnity Company(1)	409	(27,874)	(3,658)

Total	$(76,835)	$(30,929)	$2,975

SAP capital and surplus:
PMA Capital Insurance Company	$500,617	$580,151	$559,578
The PMA Insurance Group	296,777	305,533	264,476
Caliber One Indemnity Company(1)	-	26,844	37,060
Eliminations(2)	(296,777)	(332,377)	(301,536)

Total	$500,617	$580,151	$559,578

(1)	In January 2003, the Company sold the capital stock of Caliber One Indemnity Company.
(2)

The surplus of The PMA Insurance Group’s domestic insurance subsidiaries and Caliber One Indemnity Company are eliminated as they are included in the statutory surplus of PMA Capital Insurance Company, the parent company of these insurance companies.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department (for PMA Capital Insurance Company and The PMA Insurance Group) and the Delaware Insurance Department (for Caliber One Indemnity Company). Pennsylvania and Delaware have adopted Codification as the basis of their statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $435,000, $13.0 million and $22.2 million at December 31, 2003, 2002 and 2001, respectively, over what it would have been had the prescribed practice not been allowed.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the accompanying consolidated balance sheet of PMA Capital Corporation and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income (loss) for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2002 and 2001 were audited by other auditors whose report, dated February 5, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMA Capital Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
PMA Capital Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholder's equity and comprehensive income (loss) present fairly, in all material respects, the financial position of PMA Capital Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assesing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Two Commerce Square
2001 Market Street
Philadelphia, PA
February 5, 2003

QUARTERLY FINANCIAL INFORMATION (unaudited)

(dollar amounts in thousands, except share data)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter

2003
Income Statement Data:
Total revenues	$303,070	$312,619		$316,188		$369,370
Income (loss) before income taxes	16,599	18,829		(111,192)		8,018
Net income (loss)	10,702	12,167		(96,406	)(1)	(20,032	)(1)

Per Share Data:
Net income (loss) (Basic)	$0.34	$0.39		$(3.08	)(1)	$(0.64	)(1)
Net income (loss) (Diluted)	0.34	0.39		(3.08	)(1)	(0.64	)(1)

2002
Income Statement Data:
Total revenues	$227,375	$284,139		$271,007		$292,616
Income (loss) before income taxes	(26,585)	(45,550	)(2)	14,829		(21,851)
Net income (loss)	(17,247)	(29,749	)(2)	9,375		(10,403)

Per Share Data:
Net income (loss) (Basic)	$(0.55)	$(0.95	)(2)	$0.30		$(0.33)
Net income (loss) (Diluted)	(0.55)	(0.95	)(2)	0.30		(0.33)

(1)

Includes $24 million, or $0.76 per basic and diluted share, for the third quarter, and $25 million, or $0.80 per basic and diluted share, for the fourth quarter, to record a valuation allowance on our deferred tax asset.

(2)

Includes approximately $43 million pre-tax ($28 million after-tax or $0.90 per basic and diluted share) for costs associated with the exit from and run off of Caliber One, our former excess and surplus lines business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 2, 2003, our Audit Committee appointed Deloitte & Touche LLP as our independent auditors for the year ended December 31, 2003 and dismissed our independent auditors for the year ended December 31, 2002, Pricewaterhouse Coopers LLP. The information required by Item 304 (a) of Regulation S-K regarding our change in and disagreement with our prior independent auditors has been previously reported in a Form 8-K dated April 2, 2003.

Item 9A. Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we, under the supervision and with the participation of our management, including Vincent T. Donnelly, President and Chief Executive Officer and William E. Hitselberger, Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “The Board of Directors and Corporate Governance,” “Nominees For Election,” “Directors Continuing in Office” and “Committees of the Board – Audit Committee” and “Committees of the Board – Nominating and Corporate Governance Committee” in our Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have had a Business Ethics and Practices Policy in place, which covers all officers and employees, for some time. This policy expresses our commitment to maintaining the highest legal and ethical standards in the conduct of our business. In 2003, we enhanced our Business Ethics and Practices Policy by adopting a Code of Ethics for the Chief Financial Officer and Senior Financial Officers. In addition, in early 2004, our Board of Directors adopted a separate Code of Ethics for Directors. Copies of our ethics policies can be found on our website www.pmacapital.com. Any amendment to or waiver from the provisions of the Code of Ethics for the Chief Financial Officer and Senior Financial Officers will be disclosed on our website www.pmacapital.com.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2003:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,871,619	16.07	2,057,054(1)

Equity compensation plans not approved by security holders	0	0	0

Total	2,871,619	16.07	2,057,054

(1)

These securities are issuable under our 2002 Equity Incentive Plan, which was approved by shareholders at the 2002 Annual Meeting of Shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, bonus stock or stock in lieu of other obligations, dividend equivalent rights or other stock-based awards and performance awards.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the capital “Ratification of the Appointment of the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1) Index to Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2003 and 2002	65
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	66
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	67
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	68
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002
and 2001	69
Notes to Consolidated Financial Statements	70
Independent Auditors’ Reports	98
(a) (2) The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1.

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	(3)	The Exhibits are listed in the Index to Exhibits beginning on page E-1.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003

During the quarterly period ended December 31, 2003, the Company filed the following reports on Form 8-K:

•	dated November 4, 2003, Items 5 and 12 – containing a news release announcing a reserve charge and suspension of Class A Common stock dividends.

•	dated November 6, 2003, Item 12 – containing an earnings release and our third quarter 2003 statistical supplement.

•	dated November 7, 2003, Items 5 and 9 – announcing several purported class action lawsuits filed against PMA Capital Corporation and certain other defendants

•	dated November 24, 2003, Item 5 – updating the risk factors included in our Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarterly period ended September 30, 2003.

•	dated December 2, 2003, Item 5 – containing a news release announcing the sale of PMA Re’s renewal rights to its finite reinsurance business.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 12, 2004	By: /s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title
By: /s/ William E. Hitselberger William E. Hitselberger	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Vincent T. Donnelly*	President and Chief Executive Officer and a Director
(Principal Executive Officer)
Peter S. Burgess*	Director
Joseph H. Foster*	Director
Thomas J. Gallen*	Director
Anne S. Genter*	Director
Richard Lutenski*	Director
James F. Malone III*	Director
John W. Miller, Jr*	Director
Edward H. Owlett*	Director
Roderic H. Ross*	Director
L. J. Rowell, Jr*	Director
Neal C. Schneider*	Director
Mark M. Wilcox*	Director

* By: /s/ Charles A. Brawley, III Charles A. Brawley, III Attorney-in-Fact

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2003 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II –Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2003	2002

Assets
Cash	$500	$--
Short-term investments	14,481	--
Investment in subsidiaries	659,149	700,399
Related party receivables	6,312	6,609
Deferred income taxes, net	21,989	38,044
Other assets	9,380	18,542

Total assets	$711,811	$763,594

Liabilities
Short-term debt	$--	$65,000
Long-term debt	187,566	86,250
Other liabilities	60,578	30,954

Total liabilities	248,144	182,204

Shareholders' Equity
Class A Common stock, $5 par value
(2003 - 60,000,000 shares authorized; 34,217,945 shares
issued and 31,334,403 outstanding; 2002 - 40,000,000
shares authorized; 34,217,945 shares issued and
31,328,922 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	216,115	319,014
Accumulated other comprehensive income	19,622	34,552
Notes receivable from officers	(65)	(62)
Treasury stock, at cost (2003 - 2,883,542 shares; 2002 - 2,889,023 shares)	(52,426)	(52,535)

Total shareholders' equity	463,667	581,390

Total liabilities and shareholders' equity	$711,811	$763,594

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II –Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Year Ended December 31,
(dollar amounts in thousands)	2003	2002	2001

Revenues:
Net investment income (expense)	$(31)	$(18)	$45
Other revenues	30	8	50

Total revenues	(1)	(10)	95

Expenses:
General expenses	14,200	8,819	6,143
Interest expense	10,244	4,090	7,629

Total expenses	24,444	12,909	13,772

Loss before income taxes and equity in earnings
(loss) of subsidiaries	(24,445)	(12,919)	(13,677)
Income tax expense (benefit)	23,676	(32,548)	(16,415)

Income (loss) before equity in earnings (loss)
of subsidiaries	(48,121)	19,629	2,738
Equity in earnings (loss) of subsidiaries	(45,448)	(67,653)	4,365

Net income (loss)	$(93,569)	$(48,024)	$7,103

These financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto.

PMA Capital Corporation
Schedule II – Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
(dollar amounts in thousands)	2003	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$(93,569)	$(48,024)	$7,103
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity in earnings (loss) of subsidiaries	45,448	67,653	(4,365)
Dividends received from subsidiaries	24,000	28,000	29,600
Net tax sharing payments received from subsidiaries	5,637	11,989	2,403
Deferred income tax expense (benefit)	25,138	(16,954)	(12,520)
Other, net	3,003	(6,994)	(9,583)

Net cash flows provided by operating activities	9,657	35,670	12,638

Cash Flows From Investing Activities:
Net purchases of short-term investments	(14,481)	--	--
Cash contributions to subsidiaries	(500)	(25,175)	(103,850)

Net cash flows used in investing activities	(14,981)	(25,175)	(103,850)

Cash Flows From Financing Activities:
Dividends paid to shareholders	(9,870)	(12,102)	(9,035)
Proceeds from issuance of stock	--	--	157,868
Issuance of long-term debt	100,000	151,250	--
Debt issue costs	(3,662)	(3,009)	--
Repayments of debt	(65,000)	(62,500)	(100,500)
Proceeds from exercise of stock options	2	2,866	1,387
Purchase of treasury stock	--	(1,726)	(5,323)
Net repayments (issuance) of notes receivable from officers	--	96	(102)
Change in related party receivables and payables	(15,646)	(85,371)	46,483

Net cash flows provided by (used in) financing activities	5,824	(10,496)	90,778

Net increase (decrease) in cash	500	(1)	(434)
Cash - beginning of year	--	1	435

Cash - end of year	$500	$-	$1

Supplementary cash flow information:
Income taxes paid (refunded)	$2,600	$(10,649)	$(8,991)
Interest paid	$8,723	$2,924	$8,163

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2003:
The PMA Insurance Group	$38,635	$1,259,737	$227,262	$570,032	$32,907	$442,502	$90,575	$65,173	$603,593
PMA Re	45,340	1,197,101	176,364	624,249	32,513	549,379	164,944	21,872	595,074
Run-off Operarions	--	117,970	82	4,672	1,974	6,466	927	2,571	(5,625)
Corporate and Other (2)	--	(33,490)	--	(788)	1,529	--	--	14,056	(788)

Total	$83,975	$2,541,318	$403,708	$1,198,165	$68,923	$998,347	$256,446	$103,672	$1,192,254

December 31, 2002:
The PMA Insurance Group	$32,266	$1,192,069	$189,799	$410,266	$35,613	$307,734	$71,874	$48,032	$452,276
PMA Re	56,029	1,089,079	195,400	551,513	48,736	439,228	134,146	13,453	639,039
Run-off Operarions	927	215,667	20,180	30,113	1,140	76,696	10,964	31,094	14,563
Corporate and Other (2)	--	(46,925)	--	(881)	(608)	--	--	10,229	(881)

Total	$89,222	$2,449,890	$405,379	$991,011	$84,881	$823,658	$216,984	$102,808	$1,104,997

December 31, 2001:
The PMA Insurance Group	$24,932	$1,107,141	$146,658	$346,574	$39,444	$258,933	$60,909	$40,181	$355,547
PMA Re	34,286	1,047,503	105,085	340,401	45,361	297,623	71,013	20,188	360,604
Run-off Operarions	5,132	189,534	56,549	46,232	3,124	60,207	7,060	8,257	53,674
Corporate and Other (2)	--	(19,739)	--	(767)	(984)	--	--	9,389	(767)

Total	$64,350	$2,324,439	$308,292	$732,440	$86,945	$616,763	$138,982	$78,015	$769,058

(1)	Net investment income is based on each segment's invested assets.

(2)	Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also includes the effect of eliminating intercompany transactions.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2003:
Property and liability insurance premiums	$638,716	$228,576	$788,025	$1,198,165	66%

Year Ended December 31, 2002:
Property and liability insurance premiums	$599,827	$300,556	$691,740	$991,011	70%

Year Ended December 31, 2001:
Property and liability insurance premiums	$508,821	$243,356	$466,975	$732,440	64%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2003:
Valuation allowance:
Premiums receivable	$9,528	($544)	($1,012)	$7,972
Reinsurance receivable	5,483	4,286	(3,000)	6,769
Deferred income taxes, net	--	49,000	--	49,000

Year ended December 31, 2002:
Valuation allowance:
Premiums receivable	$12,583	$245	($3,300)	$9,528
Reinsurance receivable	$4,562	4,371	(3,450)	5,483
Deferred income taxes, net	--	--	--	--

Year ended December 31, 2001:
Valuation allowance:
Premiums receivable	$16,630	($4,358)	$311	$12,583
Reinsurance receivable	4,328	234	--	4,562
Deferred income taxes, net	--	--	--	--

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)

Affiliation with registrant	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses incurred related to Current Prior year years(2)		Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Consolidated property-casualty subsidiaries:

December 31, 2003	$83,975	$2,541,318	$67,012	$403,708	$1,198,165	$68,923	$768,114	$218,774	$256,446	$836,383	$1,192,254

December 31, 2002	89,222	2,449,890	97,849	405,379	991,011	84,881	655,395	159,748	216,984	732,469	1,104,997

December 31, 2001	64,350	2,324,439	113,712	308,292	732,440	86,945	586,392	23,512	138,982	602,355	769,058

(1)	- Reserves discounted at approximately 5%.
(2)	- Excludes accretion of loss reserve discount of $11,459, $8,515 and $6,859 in 2003, 2002 and 2001, respectively.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries as of December 31, 2003, and for the year then ended, and have issued our report thereon dated March 10, 2004; such report is included elsewhere in this Form 10-K. Our audit also included the 2003 financial statement schedules of PMA Capital Corporation and subsidiaries listed in Item 15. These financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2003 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The financial statement schedules for the years ended December 31, 2002 and 2001 were audited by other auditors. Those auditors expressed an opinion, in their report dated February 5, 2003, that such 2002 and 2001 consolidated financial statement schedules, when considered in relation to the 2002 and 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Philadelphia, PA
March 10, 2004

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
PMA Capital Corporation

Our audits of the 2002 and 2001 consolidated financial statements referred to in our report dated February 5, 2003 appearing in the 2003 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the 2002 and 2003 financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these 2002 and 2001 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 5, 2003

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed herewith.
(4)		Instruments defining the rights of security holders, including indentures:*
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.
	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.
	4.6	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

(10)		Material Contracts:
Exhibits 10.1 through 10.26 are management contracts or compensatory plans:
	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.3	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.5	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.6	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
	10.7	Amended and Restated Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed and Trust of Frederick W. Anton III.	Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
	10.8	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.

10.9	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.10	Employment Agreement dated May 1, 1995 between the Company and John W. Smithson.	Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.11	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.12	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.
10.13	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.14	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.15	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.16	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.17	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.18	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.19	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.20	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.21	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.22	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.23	Company's 1999 Equity Incentive Plan.	Filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A dated March 26, 1999 and incorporated herein by reference.
10.24	Company's 2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.25	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed herewith.

10.26	Agreement and Release by and among Steven G. Tirney and PMA Capital Insurance Company and PMA Re Management Company	Filed herewith.
10.27	Credit Agreement, dated as of September 20, 2002 by and among the Company, Bank of America N.A., as Administrative Agent, Fleet National Bank, as Syndication Agent, Credit Lyonnais New York Branch, as Document Agent, and other lenders party thereto, including Pledge Agreement.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.
10.28	First Amendment, dated October 11, 2002, amending the Credit Agreement, dated as of September 20, 2002.	Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 11, 2002 and incorporated herein by reference.
10.29	Letter of Credit Agreement dated as of December 4, 2001, by and among the Company and Certain Co-Applicants and Fleet National Bank and Other Banks Party Thereto.	Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.30	First Amendment, dated June 17, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.31	Second Amendment, dated December 4, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.32	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed herewith.
10.33	Office Lease by and between Nine Penn Center Associates LP, as Landlord, and Lorjo Corp, as Tenant, covering the premises located at Mellon Bank, 1735 Market St, Philadelphia, dated May 26, 1994.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.34	First Amendment, dated October 30, 1996 to the Office Lease dated May 26, 1994.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.35	Second Amendment, dated December 11, 1998 to the Office Lease dated May 26, 1994.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

	10.36	Third Amendment, dated retroactively as of May 16, 2001 to the Office Lease dated May 26, 1994.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
	10.37	Fourth Amendment, dated July 2, 2003 to the Office Lease dated May 26, 1994.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Accountants.	Filed herewith.
	23.1	Consent of PriceWaterhouse Coopers LLP	Filed herewith.
	23.2	Consent of Deloitte & Touche LLP	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.
	24.2	Certified Resolutions.	Filed herewith.
(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.
	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(99)		Additional Exhibits:
	99.1	Letter Agreement, dated 12/22/03, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary