Form 10-K/A
period 2003-12-31
PMA CAPITAL CORP
filed 2004-03-15
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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

EXPLANATORY NOTE

Our financial printer mistakenly filed a draft of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 prior to our giving final filing instructions. Accordingly, this Form 10-K/A supersedes the prior filing. All references in this Form 10-K/A to the “Form 10-K” shall refer to this Form 10-K/A. The prior filed Form 10-K was also made before we had received executed reports and consents of our current independent auditors, Deloitte & Touche LLP, and our prior independent auditors, PricewaterhouseCoopers LLP.

Readers should note that no revisions have been made to our financial statements or any other disclosures contained in the prior filed Form 10-K. The changes made to the prior filed Form 10-K in this filing include correcting typographical errors in the document, inserting dates in certain of the exhibits and correcting a date in the report of PricewaterhouseCoopers LLP on our financial statement schedules included in Item 15 of the Form 10-K to reflect the fact that PricewaterhouseCoopers LLP’s report dated February 5, 2003 appearing in our 2003 Annual Report to Shareholders also included an audit of the 2002 and 2001 financial statement schedules listed in Item 15(a)(2) of the Form 10-K. The prior filing referred to an audit of the 2002 and 2003 financial statement schedules.

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

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Department of Insurance is currently conducting examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 2002. Although we have not received the final report of the Department, we do not expect any material adjustments to our statutory capital in our previously filed statutory financial statements as a result of such examinations. In addition, we do not expect any material qualitative matters to be raised as a result of the examination.

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

PMA Re:
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

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us. The eventual effect on us of the changing environment in which we operate remains uncertain. The Pennsylvania Insurance Department is currently conducting its triennial examination of our insurance subsidiaries, including a review of the future business plans of those subsidiaries. Although we have not received the final report of the Department, we do not expect any material adverse effect on our statutory financial results as a result of the examination.

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

The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•	our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies;
•	regulatory or tax changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;
•	the effect on The PMA Insurance Group's premium writings and profitability due to the downgrade of its financial strength rating by A.M. Best to B++ and the adverse impact of any potential future downgrade of its rating;
•	the effect on The PMA Insurance Group's premium writings, profitability and ratings due to its status as a subsidiary of PMA Capital Insurance Company;
•	the ability of the Company to have sufficient cash at the holding company to meet its debt service and other obligations, including any restrictions such as in our letter agreement with the Pennsylvania Insurance Department on receiving dividends from its insurance subsidiaries in an amount sufficient to meet such obligations;
•	the lowering or loss of one or more of the Company's debt ratings, and the adverse impact that any such downgrade may have on our ability to raise capital and our liquidity and financial condition;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years;
•	the impact of future results on the recoverability of our deferred tax asset;
•	adequacy and collectibility of reinsurance that we purchased;
•	the outcome of any litigation against the Company, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers' compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;

•	uncertainties related to possible terrorist activities or international hostilities; and
•	other factors disclosed from time to time in this Form 10-K and our most recent 10-Q and 8-K filed with the Securities and Exchange Commission.

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

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•	If interest rates had increased by 100 basis points, there would have been no significant change in the fair value of our debt. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•	If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $77 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2003 and 2002	65

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	66

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	67

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	68

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	69

Notes to Consolidated Financial Statements	70

Independent Auditors’ Reports	98

Quarterly Financial Information	100

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2003	2002

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

The asset allocation for the Company’s Qualified Pension Plan at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation	Percentage of plan assets As of December 31,
Asset Category	2004	2003	2002

Equity Securities	50-60%	66%	35%
Debt Securities	40-50%	34%	65%

Total	100%	100%	100%

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
Philadelphia, PA
March 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
PMA Capital Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of PMA Capital Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assesing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
March 10, 2004

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
PMA Capital Corporation

Our audits of the 2002 and 2001 consolidated financial statements referred to in our report dated February 5, 2003 appearing in the 2003 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the 2002 and 2001 financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these 2002 and 2001 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 5, 2003

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed herewith.
(4)		Instruments defining the rights of security holders, including indentures*:
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.
	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.
	4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.
	4.6	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

(10)		Material Contracts:
Exhibits 10.1 through 10.26 are management contracts or compensatory plans:
	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.3	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.5	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.6	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
	10.7	Amended and Restated Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed and Trust of Frederick W. Anton III.	Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
	10.8	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.

10.9	Split-Dollar Insurance Agreement, dated May 12, 1999, among PMA Capital Corporation, Frederick W. Anton III and Irrevocable Deed of Trust of Frederick W. Anton III.	Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q/A, No. 1 for the quarter ended June 30, 1999 and incorporated herein by reference.
10.10	Employment Agreement dated May 1, 1995 between the Company and John W. Smithson.	Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.11	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.12	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.
10.13	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.14	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.15	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.16	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.17	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.18	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.19	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.20	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.21	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.22	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
10.23	Company's 1999 Equity Incentive Plan.	Filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A dated March 26, 1999 and incorporated herein by reference.
10.24	Company's 2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.25	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed herewith.

10.26	Agreement and Release by and among Stephen G. Tirney and PMA Capital Insurance Company and PMA Re Management Company	Filed herewith.
10.27	Credit Agreement, dated as of September 20, 2002 by and among the Company, Bank of America N.A., as Administrative Agent, Fleet National Bank, as Syndication Agent, Credit Lyonnais New York Branch, as Document Agent, and other lenders party thereto, including Pledge Agreement.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.
10.28	First Amendment, dated October 11, 2002, amending the Credit Agreement, dated as of September 20, 2002.	Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 11, 2002 and incorporated herein by reference.
10.29	Second Amendment, dated as of March 11, 2003, amending the Credit Agreement, dated as of September 20, 2002.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.30	Letter of Credit Agreement dated as of December 4, 2001, by and among the Company and Certain Co-Applicants and Fleet National Bank and Other Banks Party Thereto.	Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.31	First Amendment, dated June 17, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.32	Second Amendment, dated December 4, 2002, to Letter of Credit Agreement dated December 4, 2001.	Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.33	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed herewith.
10.34	Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp, as Tenant, covering the premises located at Mellon Bank, 1735 Market St, Philadelphia, dated May 26, 1994.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.35	First Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of October 30, 1996.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.36	Second Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of December 11, 1998.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

	10.37	Third Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and PMA Capital Insurance Company, as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, retroactively as of May 16, 2001.	Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
	10.38	Fourth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and PMA Capital Insurance Company, as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of July 2, 2003.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Accountants:
	23.1	Consent of PriceWaterhouse Coopers LLP	Filed herewith.
	23.2	Consent of Deloitte & Touche LLP	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.
	24.2	Certified Resolutions.	Filed herewith.
(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.
	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)		Section 1350 Certifications:
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(99)		Additional Exhibits:
	99.1	Letter Agreement, dated 12/22/03, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 1735 Market Street, Suite 2800, Philadelphia, PA. 19103-7590, Attn: Secretary