Form 10-Q
period 2004-03-31
PMA CAPITAL CORP
filed 2004-05-07
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

There were 31,334,403 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2004.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands)	As of March 31, 2004	As of December 31, 2003

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2004 - $1,762,124; 2003 - $1,806,090)	$1,825,076	$1,854,555
Short-term investments	98,385	151,332
Short-term investments, loaned securities collateral	112,689	6,300
Cash	22,311	28,963

Total investments and cash	2,058,461	2,041,150

Accrued investment income	22,820	20,870
Premiums receivable (net of valuation allowance:
2004 - $8,886; 2003 - $7,972)	316,771	364,125
Reinsurance receivables (net of valuation allowance of $6,769)	1,145,314	1,220,320
Deferred income taxes, net	65,114	76,962
Deferred acquisition costs	71,631	83,975
Funds held by reinsureds	96,147	124,695
Other assets	231,600	255,861

Total assets	$4,007,858	$4,187,958

Liabilities:
Unpaid losses and loss adjustment expenses	$2,438,509	$2,541,318
Unearned premiums	332,391	403,708
Long-term debt	187,566	187,566
Accounts payable, accrued expenses and other liabilities	282,422	314,830
Funds held under reinsurance treaties	159,913	262,105
Dividends to policyholders	8,292	8,479
Payable under securities loan agreements	112,674	6,285

Total liabilities	3,521,767	3,724,291

Commitments and contingencies (Note 5)

Shareholders' Equity:
Class A Common stock, $5 par value (60,000,000 shares authorized,
34,217,945 shares issued and 31,334,403 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	228,268	216,115
Accumulated other comprehensive income	29,894	19,622
Notes receivable from officers	(66)	(65)
Treasury stock, at cost (2,883,542 shares)	(52,426)	(52,426)

Total shareholders' equity	486,091	463,667

Total liabilities and shareholders' equity	$4,007,858	$4,187,958

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share data)	2004	2003

Revenues:
Net premiums written	$158,498	$350,858
Change in net unearned premiums	47,771	(76,788)

Net premiums earned	206,269	274,070
Net investment income	16,758	17,645
Net realized investment gains	8,600	4,355
Other revenues	5,738	7,000

Total revenues	237,365	303,070

Losses and expenses:
Losses and loss adjustment expenses	142,190	202,585
Acquisition expenses	47,235	56,220
Operating expenses	24,779	23,872
Dividends to policyholders	1,429	2,036
Interest expense	2,939	1,758

Total losses and expenses	218,572	286,471

Income before income taxes	18,793	16,599

Income tax expense:
Current	325	-
Deferred	6,315	5,897

Total	6,640	5,897

Net income	$12,153	$10,702

Net income per share:
Basic	$0.39	$0.34

Diluted	$0.35	$0.34

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Cash flows from operating activities:
Net income	$12,153	$10,702
Adjustments to reconcile net income to net cash flows
used in operating activities:
Deferred income tax expense	6,315	5,897
Net realized investment gains	(8,600)	(4,355)
Change in:
Premiums receivable and unearned premiums, net	(23,963)	(14,443)
Reinsurance receivables	75,006	(19,020)
Unpaid losses and loss adjustment expenses	(102,809)	(1,743)
Funds held by reinsureds	28,548	(11,118)
Funds held under reinsurance treaties	(102,192)	23,799
Deferred acquisition costs	12,344	(14,053)
Accounts payable, accrued expenses and other liabilities	(24,273)	20,302
Dividends to policyholders	(187)	(17)
Accrued investment income	(1,950)	(3,826)
Other, net	27,458	(2,901)

Net cash flows used in operating activities	(102,150)	(10,776)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(171,335)	(327,124)
Maturities or calls	41,425	76,843
Sales	176,244	129,269
Net sales of short-term investments	48,442	98,860
Sale of subsidiary, net of cash sold	-	17,676
Proceeds from sale of real estate	1,600	-
Other, net	(878)	(675)

Net cash flows provided by (used in) investing activities	95,498	(5,151)

Cash flows from financing activities:
Dividends paid to shareholders	-	(3,291)
Repayments of short-term debt	-	(20,000)

Net cash flows used in financing activities	-	(23,291)

Net decrease in cash	(6,652)	(39,218)
Cash - beginning of period	28,963	43,853

Cash - end of period	$22,311	$4,635

Supplementary cash flow information:
Income taxes refunded	$(3,243)	$-
Interest paid	$3,686	$2,484

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Net income	$12,153	$10,702

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Holding gains arising during the period	15,026	2,739
Less: reclassification adjustment for gains
included in net income, net of tax
expense: 2004 - $3,010; 2003 - $1,524	(5,590)	(2,831)

Total unrealized gain (loss) on securities	9,436	(92)
Foreign currency translation gain (loss), net of tax
expense (benefit): 2004 - $450; 2003 - ($183)	836	(341)

Other comprehensive income (loss), net of tax	10,272	(433)

Comprehensive income	$22,425	$10,269

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

Run-off Operations — Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. In November 2003, the Company decided to withdraw from the reinsurance business. In May 2002, the Company withdrew from its former excess and surplus lines business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2004 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2003 Form 10-K.

B. Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock.

The following table illustrates the effect on net income if the fair value based method had been applied:

	Three Months Ended March 31,
(dollars amounts in thousands, except per share)	2004	2003

Net income	$12,153	$10,702
Add: stock-based compensation expense
(benefit) already included in reported net
income, net of tax	(18)	38
Less: total stock-based compensation (expense)
benefit determined under fair value based
method, net of tax	310	(218)

Pro forma net income	$12,445	$10,522

Net income per share:
Basic - as reported	$0.39	$0.34

Basic - pro forma	$0.40	$0.34

Diluted - as reported	$0.35	$0.34

Diluted - pro forma	$0.36	$0.34

Stock-based compensation increased pro forma net income in the first quarter of 2004 due to the impact of the cancellation of unvested stock options. See Note 6 for additional information.

C. Recent Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. The Company has applied the disclosure provisions of SFAS No. 132 to its Consolidated Financial Statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The EITF 03-1 guidance for determining other-than-temporary impairment will be effective beginning with the third quarter of 2004. The Company is currently evaluating the impact that EITF 03-1 may have on its financial statements.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2004, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of March 31, 2004 is $2,438.5 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to March 31, 2004 whether or not these claims have been reported to the Company.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s major long-tail lines include its workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in the first quarter of 2004. The commutations and novations did not have a material effect on the Company’s first quarter 2004 results of operations.

(dollar amounts in thousands)

Assets:
Reinsurance receivables	$(58,926)
Funds held by reinsureds	(27,133)
Other assets	(22,170)

Liabilities:
Unpaid losses and loss adjustment expenses	$(95,704)
Unearned premiums	(28,190)
Funds held under reinsurance treaties	(72,620)

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

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Premiums written:
Direct	$138,519	$208,588
Assumed	19,341	211,106
Ceded	638	(68,836)

Net	$158,498	$350,858

Premiums earned:
Direct	$137,988	$137,680
Assumed	91,189	195,226
Ceded	(22,908)	(58,836)

Net	$206,269	$274,070

Losses and LAE:
Direct	$106,523	$109,008
Assumed	80,950	153,623
Ceded	(45,283)	(60,046)

Net	$142,190	$202,585

5. COMMITMENTS AND CONTINGENCIES

The Company’s businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could materially affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by the Company. The eventual effect on the Company of the changing environment in which it operates remains uncertain.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of March 31, 2004 the Company had recorded a liability of $6.3 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has an interest in a partnership for which it has provided a guaranty of $7.0 million related to loans on properties of the partnership. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company is seeking repayment of the loans from the former officers and is accruing interest on these loans at a rate of 3.3% as of March 31, 2004. These loans are included in other assets on the Balance Sheet at March 31, 2004.

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

Several purported class action lawsuits captioned Newman v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 7, 2003), Appel v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 10, 2003), Boyd v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 20, 2003), Waller v. PMA Capital Corporation, John W. Smithson, Francis W. McDonnell and William E. Hitselberger (initiated November 12, 2003), Bauer v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated November 21, 2003), and Frey v. PMA Capital Corporation, John W. Smithson, William E. Hitselberger and Francis W. McDonnell (initiated December 11, 2003) were filed in the Eastern District of Pennsylvania by alleged shareholders of PMA Capital who seek to represent a class of purchasers of PMA Capital securities from November 13, 1998 to November 3, 2003. The complaints allege, among other things, that the defendants violated Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making materially false and misleading public statements and material omissions during the class period regarding the Company's loss reserves.

The lawsuits seek unspecified compensatory damages and reasonable costs and expenses. The Company intends to vigorously defend against the claims asserted in these actions. The lawsuits are in their earliest stages. The lawsuits may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

6. SHAREHOLDERS’ EQUITY

In March 2004, the Stock Option Committee of the Company’s Board of Directors approved the issuance of 176,500 shares of restricted Class A Common stock and 734,500 stock options under the Company’s 2002 Equity Incentive Plan, which was approved by shareholders at the 2002 Annual Meeting of Shareholders. The restricted stock vests (restrictions lapse) during periods of one year. During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment prior to the lapse of restrictions except upon death or permanent disability. The Company determines the cost of restricted stock awarded, which is recognized as compensation expense over the vesting period, based on the market value of the stock at the time of the award. The Company recognized compensation expense of $57,000 for restricted stock for the first quarter of 2004.

All stock options granted in the first quarter of 2004 were granted with an exercise price that equaled the market value of the Class A Common stock on the grant date, and such options had an exercise price of $5.78 per share and a fair value of $3.08 per share. The stock options vest over a period of one year. During the first quarter of 2004, 534,559 stock options were cancelled or expired. There were 3,071,560 stock options outstanding as of March 31, 2004.

7. EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Numerator:
Net income	$12,153	$10,702
Interest on Convertible Debt, net of tax	595	-

Net income before interest on Convertible Debt	$12,748	$10,702

Denominator:
Basic shares	31,334,403	31,328,922
Dilutive effect of:
Convertible Debt	5,269,427	-
Restricted stock	40,731	-

Total diluted shares	36,644,561	31,328,922

The dilutive effect of the potential conversion of the Company’s 4.25% Convertible Debt into shares of Class A Common stock was not included in the computation of diluted earnings per share for the first quarter of 2003 because, under the terms of the Convertible Debt agreement, the required conditions for holders to be able to convert the debentures were not met.

The effects of 3.1 million and 2.8 million stock options were excluded from the computation of diluted earnings per share for the first quarters of 2004 and 2003, respectively, because they were anti-dilutive.

8. EMPLOYEE RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) covering substantially all employees and maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) for the benefit of certain key employees. In addition to providing pension benefits, the Company provides certain health care benefits for retired employees and their spouses.

Following are the components of the Company’s net periodic benefit cost for pension and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits

	Three Months Ended March 31,		Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$1,043	$789	$105	$91
Interest cost	1,258	1,140	155	149
Expected return on plan assets	(1,305)	(1,258)	-	-
Amortization of transition obligation	(1)	(1)	-	-
Amortization of prior service cost	1	1	(30)	(30)
Recognized actuarial (gain) loss	406	405	(31)	(23)

Net periodic pension cost	$1,402	$1,076	$199	$187

Weighted average assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.50%	9.00%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

9. RUN-OFF OPERATIONS

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines segment, Caliber One.

As a result of the decision to exit from and run off the reinsurance business, results for the Run-off Operations for full year 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 75 employees at PMA Re were terminated in accordance with the Company’s exit plan. Employee termination benefits of $2.1 million have been paid in accordance with this plan, including $1.6 million in the first quarter of 2004. Approximately 80 positions, primarily claims and financial, remain at PMA Re after the terminations. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $417,000, which include retention bonuses and severance, in the first quarter of 2004, and expects to record expenses of approximately $1.3 million for the remainder of 2004. The majority of these costs will be paid in 2004 and 2005.

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

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately eight positions, primarily claims, remain after the terminations. Involuntary employee termination benefits of $2.7 million have been paid through March 31, 2004, including approximately $31,000 in the first quarter of 2004. At March 31, 2004, the Company has liability balances of approximately $832,000 for net lease costs and approximately $121,000 for severance, remaining from the second quarter 2002 exit charge.

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

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Revenues:
The PMA Insurance Group	$145,413	$128,943
Run-off Operations (1)	83,155	169,346
Corporate and Other	197	426
Net realized investment gains	8,600	4,355

Total revenues	$237,365	$303,070

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$6,559	$8,340
Run-off Operations (1)	8,946	8,547
Corporate and Other	(5,312)	(4,643)
Net realized investment gains	8,600	4,355

Income before income taxes	18,793	16,599
Income tax expense	6,640	5,897

Net income	$12,153	$10,702

(1) In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines segment, Caliber One.

Net premiums earned by business segment are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

The PMA Insurance Group:
Workers' compensation and integrated disability	$113,172	$93,274
Commercial automobile	10,307	12,975
Commercial multi-peril	5,410	6,762
Other	2,761	3,230

Total premiums earned	131,650	116,241

Run-off Operations:
Reinsurance:
Traditional - Treaty	36,231	67,007
Finite Risk and Financial Products	17,724	56,494
Specialty - Treaty	18,677	18,958
Facultative	2,803	6,674
Accident Reinsurance	(750)	2,106

Total reinsurance premiums earned	74,685	151,239
Excess and surplus lines	84	6,846

Total premiums earned - Run-off Operations	74,769	158,085

Corporate and Other	(150)	(256)

Consolidated net premiums earned	$206,269	$274,070

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2004, compared with December 31, 2003, and our results of operations for the quarter ended March 31, 2004, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 26 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1 – Business – Risk Factors” in our 2003 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment. Our Run-off Operations include our prior reinsurance and excess and surplus lines operations.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. The PMA Insurance Group also earns other revenues by providing risk control and claims adjusting services to customers. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums and earn investment income. From our revenues are deducted:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•

acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers, and the internal expenses to operate the business segment; and

•	dividends that are paid to policyholders of certain of our insurance products.

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. Like all insurers, we establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if our actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserves for prior years. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased.

The PMA Insurance Group (Pennsylvania Manufacturers’ Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, have A.M. Best financial strength ratings of B++ (5th of 16). We believe that one of the most significant challenges that we have in 2004 is restoring the A- A.M. Best rating of The PMA Insurance Group. The B++ financial strength rating of The PMA Insurance Group has constrained its ability to attract and retain business. We believe the restoration of the A- rating is necessary for the growth of our primary insurance operations. As a result, we have requested the approval of the Pennsylvania Insurance Department to “unstack” the Pooled Companies from PMA Capital Insurance Company, our reinsurance subsidiary, which would make the Pooled Companies direct subsidiaries of PMA Capital Corporation. While there can be no assurance that the Department’s approval of our request will result in a ratings change, we believe this is an important step towards having The PMA Insurance Group’s A- rating restored by A.M. Best.

Another significant challenge for 2004 is ensuring that we maintain sufficient cash at the holding company level to pay corporate overhead, including debt service and operating expenses. See “Liquidity and Capital Resources” beginning on page 22 for additional information. In December 2003, we entered into a voluntary agreement with our lead regulator, the Pennsylvania Insurance Department, whereby, among other things, we would seek the Department’s prior approval for any dividends paid from our insurance subsidiaries. See “Item 1 – Business –Regulatory Matters” in the 2003 Form 10-K for additional information about this voluntary agreement. As these dividends are a significant source of cash to the holding company, we will continue to work cooperatively with the Department to demonstrate to them our belief that our insurance subsidiaries have adequate statutory capital to support their expected level of business production, the satisfaction of their existing liabilities and the servicing of the holding company debt and overhead obligations.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $12.2 million for the first quarter of 2004, compared to $10.7 million for the same period last year. Included in net income are after-tax net realized investment gains of $5.6 million and $2.8 million for the first quarters of 2004 and 2003, respectively. Partially offsetting the increase in net realized gains were lower underwriting results at The PMA Insurance Group and higher interest expense.

Consolidated revenues were $237.4 million for the first quarter of 2004, compared to $303.1 million for the same period last year. The decrease reflects lower net premiums earned due to our fourth quarter 2003 withdrawal from the reinsurance business.

In this MD&A, in addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 10 to the Unaudited Consolidated Financial Statements as required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income. See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Components of net income:
Pre-tax operating income:
The PMA Insurance Group	$6,559	$8,340
Run-off Operations(1)	8,946	8,547
Corporate and Other	(5,312)	(4,643)
Net realized investment gains	8,600	4,355

Income before income taxes	18,793	16,599
Income tax expense	6,640	5,897

Net income	$12,153	$10,702

(1) In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines segment, Caliber One.

We provide combined ratios and operating ratios for The PMA Insurance Group on page 17. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Net premiums written	$135,286	$194,239

Net premiums earned	$131,650	$116,241
Net investment income	8,028	8,271
Other revenues	5,735	4,431

Total revenues	145,413	128,943

Losses and LAE	98,831	84,035
Acquisition and operating expenses	38,594	34,532
Dividends to policyholders	1,429	2,036

Total losses and expenses	138,854	120,603

Pre-tax operating income	$6,559	$8,340

Combined ratio	102.9%	101.3%
Less: net investment income ratio	6.1%	7.1%

Operating ratio	96.8%	94.2%

Pre-tax operating income for The PMA Insurance Group was $6.6 million for the first quarter of 2004, compared to $8.3 million for the same period in 2003, primarily reflecting lower underwriting results.

Premiums

The PMA Insurance Group's premiums written are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Workers' compensation and integrated disability:
Direct premiums written	$122,918	$174,410
Premiums assumed	7,423	4,716
Premiums ceded	(8,597)	(15,180)

Net premiums written	$121,744	$163,946

Commercial Lines:
Direct premiums written	$15,637	$34,324
Premiums assumed	508	271
Premiums ceded	(2,603)	(4,302)

Net premiums written	$13,542	$30,293

Total:
Direct premiums written	$138,555	$208,734
Premiums assumed	7,931	4,987
Premiums ceded	(11,200)	(19,482)

Net premiums written	$135,286	$194,239

Direct workers’ compensation and integrated disability premiums written were $122.9 million for the three months ended March 31, 2004, compared to $174.4 million for the same period in 2003, reflecting the impact of the November 2003 lowering of our A.M. Best financial strength rating from A- to B++. The B++ rating has negatively affected our ability to write new business as well as our ability to retain existing business. Our renewal retention rate on existing workers’ compensation accounts was 63% in the first quarter of 2004, compared to 88% in the first quarter of 2003. Traditionally, approximately 30% to 35% of our total business written is subject to renewal in the first quarter. New workers’ compensation and integrated disability production was $15.1 million in the first quarter of 2004, compared to $49.6 million for the same period in 2003. We obtained price increases for our workers’ compensation business of approximately 6% in the first quarter of 2004, compared to 12% for the same period last year. We believe the deceleration of price increases is due to increased competition in the workers’ compensation market.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) decreased by $18.7 million for the three months ended March 31, 2004, compared to the same period in 2003, reflecting the impact of our A.M. Best financial strength rating, partially offset by price increases that averaged 17%. Our renewal retention rate on existing Commercial Lines accounts was 31% in the first quarter of 2004, compared to 79% in the first quarter of 2003.

Premiums assumed increased $2.9 million, primarily due to an increase in the amount of residual market business in The PMA Insurance Group’s principal marketing territories. Companies which write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market for the prior year, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability decreased $6.6 million as a result of lower direct premiums written for those lines. Additionally, ceded premiums written for workers’ compensation and integrated disability decreased because The PMA Insurance Group increased its aggregate annual deductible for losses in excess of $250,000 to $18.8 million from $5 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $1.7 million, primarily as a result of the decrease in direct premiums written for commercial lines.

Net premiums written decreased 30% and net premiums earned increased 13% in 2004, compared to 2003. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned. Premiums earned in the first quarter of 2004 reflected a larger portion of premiums written in 2003, and because of this, first quarter premiums earned increased, compared to decreasing premiums written. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended March 31,
	2004	2003

Loss and LAE ratio	75.1%	72.3%

Expense ratio:
Acquisition expenses	17.5%	16.8%
Operating expenses(1)	9.2%	10.4%

Total expense ratio	26.7%	27.2%
Policyholders' dividend ratio	1.1%	1.8%

Combined ratio (1)	102.9%	101.3%

(1) The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $12.1 million for both the first quarter of 2004 and 2003, respectively.

The loss and LAE ratio increased 2.8 points in the first quarter of 2004, compared to the same period last year, primarily due to a higher current accident year loss and LAE ratio. Overall loss trends in workers’ compensation are rising modestly ahead of price increases. Medical cost inflation, which has contributed to increased severity of workers’ compensation losses, was the primary reason for the increasing loss costs in 2004. We estimate our medical cost inflation for 2004 to be approximately 11%, compared to 10% for the first quarter of 2003. We expect medical cost inflation to remain a significant component of loss costs throughout the remainder of 2004.

The total expense ratio declined 0.5 points in the first quarter of 2004, compared with the same period in 2003. We have not reduced our level of expenses in order to remain in position to be able to write a level of business more consistent with The PMA Insurance Group’s past, if its A- rating is restored. We will continue to evaluate The PMA Insurance Group’s operating expenses in light of future developments.

The policyholders’ dividend ratio improved 0.7 points to 1.1% for the first quarter of 2004, compared to 1.8% for the same period in 2003. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans. To a lesser extent, the policyholders’ dividend ratio improved due to the higher loss and LAE ratio described above. Under these types of policies, higher losses result in lower dividends being paid under the policy. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $8.0 million for the three months ended March 31, 2004, compared to $8.3 million for the same period in 2003. The decrease in net investment income primarily reflects a reduction in invested asset yields of approximately 60 basis points, partially offset by a higher average invested asset base that increased by approximately 11%.

Other Revenues

Other revenues were $5.7 million for the three months ended March 31, 2004, compared to $4.4 million for the same period in 2003. The increase in other revenues reflects higher service revenues for claims, risk management and related services provided primarily to self-insureds on an unbundled basis. Also included in other revenues for the first quarter of 2004 is a $458,000 gain on sale of real estate.

Run-off Operations

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines segment, Caliber One. See Note 9 for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2004	2003

Net premiums written	$23,362	$156,875

Net premiums earned	$74,769	$158,085
Net investment income	8,386	8,761
Other revenues	-	2,500

Total revenues	83,155	169,346

Losses and LAE	43,359	118,550
Acquisition and operating expenses	30,850	42,249

Total losses and expenses	74,209	160,799

Pre-tax operating income	$8,946	$8,547

The Run-off Operations recorded pre-tax operating income of $8.9 million for the first quarter of 2004, compared to $8.6 million for the same period in 2003. Results of the Run-off Operations are driven principally by underwriting results from our former PMA Re operating segment. We do not expect the Run-off Operations to continue to report the same level of results over the remainder of 2004 due to our expectation that earned premiums will decrease significantly over the remainder of 2004 and the unpredictability of the impact of future commutations on such results. The commutations and novations did not have a material effect on our first quarter 2004 results of operations. See Note 3 for additional information regarding commutations.

Gross and net premiums written and net premiums earned declined significantly in the first quarter of 2004, compared to the same period last year. Generally, trends in net premiums earned follow patterns similar to net premiums written. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and LAE incurred decreased $75.2 million for the first quarter of 2004, compared to the first quarter of 2003, primarily due to the effects of lower net premiums earned in 2004, compared to 2003. Losses and LAE in the first quarter of 2003 include unfavorable prior year loss development of $9.5 million. During the first quarter of 2003, our actuaries conducted their quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2003, our actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who had recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000.

Acquisition and operating expenses for the three months ended March 31, 2004 decreased $11.4 million, compared to the same period in 2003, primarily reflecting lower commissions due to lower premium volume and, to a lesser extent, lower employee costs, partially offset by higher professional and advisory fees due to our decision to withdraw from the reinsurance business. Operating expenses in the first quarter of 2003 included asset writedowns of $2.5 million, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. Also included in operating expenses for the first quarter of 2003 was a benefit of $2.6 million from the sale of an asset.

Net investment income was $8.4 million for the first quarter of 2004, compared to $8.8 million for the same period last year. The decrease in the first quarter of 2004 reflects lower interest earned of approximately $962,000 on the invested asset portfolio, due to a drop in yields of approximately 50 basis points on an average invested asset base that increased approximately 4%. Partially offsetting the lower interest earned on the portfolio was lower interest credited on funds held arrangements of $587,000. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Other revenues for the first quarter of 2003 reflects the sale of the capital stock of Caliber One Indemnity Company, which resulted in a pre-tax gain of $2.5 million. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. Corporate and Other recorded a pre-tax operating loss of $5.3 million for the first quarter of 2004, compared to $4.6 million for the same period last year, primarily due to higher interest expense. Interest expense in the first quarter of 2004 was $1.2 million higher than in the first quarter of 2003, due to a higher average amount of debt outstanding.

Loss Reserves

At March 31, 2004, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of March 31, 2004 is $2,438.5 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to March 31, 2004 whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions. See the discussion under Run-off Operations beginning on page 20 for additional information regarding the first quarter 2003 increase in loss reserves for prior years.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2004, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 11 to 16 and 47 to 50 of our 2003 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Operating cash flows declined significantly in the first quarter of 2004, compared to the same period in 2003, primarily reflecting the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations occurring in the first quarter of 2004. See Note 3 for additional information regarding commutations and novations by the Run-off Operations. At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; dividends to shareholders; taxes to the federal government; and corporate expenses. In addition, we periodically use cash resources to capitalize subsidiaries and to repurchase shares of our common stock.

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. All of our domestic insurance entities are owned by PMA Capital Insurance Company. As a result, dividends from The PMA Insurance Group’s Pooled Companies may not be paid directly to PMA Capital. Instead, only PMA Capital Insurance Company, a Pennsylvania domiciled company, may pay dividends directly to PMA Capital. As of March 31, 2004, PMA Capital Insurance Company had statutory surplus of $517.1 million and unassigned surplus of $33.5 million. Under Pennsylvania law, $33.5 million of dividends would be available to be paid by PMA Capital Insurance Company to us in 2004 without the prior approval of the Pennsylvania Insurance Department as of March 31, 2004. However, PMA Capital Insurance Company has agreed with the Pennsylvania Insurance Department that PMA Capital Insurance Company will not pay dividends to us without the prior approval of the Pennsylvania Insurance Department. The PMA Insurance Group’s Pooled Companies can pay up to $23.2 million in dividends to PMA Capital Insurance Company during 2004. PMA Capital received dividends of $8.0 million in the first quarter of 2003. We have requested that the Pennsylvania Insurance Department approve an “unstacking” of the Pooled Companies from PMA Capital Insurance Company. See “Overview” beginning on page 14 for additional information.

Net tax payments received from subsidiaries were $1.6 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively. Additionally, we received a tax refund of $3.2 million from the Internal Revenue Service in the first quarter of 2004.

As of March 31, 2004, we had $11.8 million in cash and short-term investments at the holding company. We believe that our available holding company cash, combined with expected receipts from our tax sharing agreements, will be sufficient for us to meet our Corporate cash obligations into early 2005 without any need for dividends from our subsidiaries. Our ability to meet our long-term obligations will depend on our ability to receive dividends from our insurance subsidiaries. As a result, unless the Pennsylvania Insurance Department permits such dividends, we may not be able to receive dividends from our operating subsidiaries in sufficient amounts to pay these long-term obligations. Further, any event that would have a material adverse effect on the $11.8 million of holding company cash and short-term investments or the results of operations of our insurance subsidiaries could affect our liquidity and ability to meet our contractual obligations and operating needs.

We had $187.6 million in outstanding debt at both March 31, 2004 and December 31, 2003. We incurred interest expense of $2.9 million and $1.8 million, and paid interest of $3.7 million and $2.5 million in the first quarters of 2004 and 2003, respectively. The increase in interest expense and interest paid is due to a higher average amount of debt outstanding in the first quarter of 2004, compared to the same period in 2003. We expect to pay interest of approximately $7 million for the remainder of 2004.

As of March 31, 2004, we had $6.3 million outstanding in letters of credit, which we utilize primarily for securing reinsurance obligations of our insurance subsidiaries. The letters of credit were issued under our letter of credit facility, which was terminated during 2003. The lender agreed to waive certain defaults under the letter of credit facility and renewed the letters of credit for one year.

Our ability to refinance our existing debt obligations or raise additional capital is dependent upon several factors, including conditions with respect to both the equity and debt markets and the ratings of any securities that we may issue as established by the principal rating agencies. Because of our current debt ratings, it is unlikely that we would be able to refinance our outstanding debt obligations with the same terms and conditions as presently exist.

We did not declare or pay dividends in the first quarter of 2004 and we have suspended common stock dividends at the current time. We paid dividends of $3.3 million in the first quarter of 2003.

INVESTMENTS

At March 31, 2004, our investment assets, including short-term investments, were carried at a fair value of $2,036.2 million and had an amortized cost of $1,973.2 million. The average credit quality of the portfolio is AA. At March 31, 2004, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at March 31, 2004, $16.4 million, or 0.8%, of our total investments were below investment grade, of which $1.5 million of these below investment grade investments were in an unrealized loss position, which totaled $387,000.

The net unrealized gain on our investment assets at March 31, 2004 was $63.0 million, or 3.2% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $70.2 million and gross unrealized losses of $7.2 million. For all but one security, which was carried at its fair value of $14.9 million at March 31, 2004, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

As of March 31, 2004, our investment asset portfolio had gross unrealized losses of $7.2 million. For securities that were in an unrealized loss position at March 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	25	$37.3	$37.6	$(0.3)	99%
6 to 9 months	15	12.8	12.9	(0.1)	99%
9 to 12 months	32	29.4	29.9	(0.5)	98%
More than 12 months	3	17.9	23.3	(5.4)	77%

Subtotal	75	97.4	103.7	(6.3)	94%
U.S. Treasury and
Agency securities	42	88.6	89.5	(0.9)	99%

Total	117	$186.0	$193.2	$(7.2)	96%

Two of the three securities that have been in an unrealized loss position for more than 12 months have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These two securities have an average unrealized loss per security of $146,000. The third security, a structured security backed by a U.S. Treasury Strip and rated AAA, has a market value of $14.9 million and a cost of $20.0 million. This security matures in 2011 at a value of $20.0 million, and we have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at March 31, 2004 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004	$0.9	$0.9	$-	100%
2005-2008	6.8	6.9	(0.1)	99%
2009-2013	22.2	22.7	(0.5)	98%
2014 and later	8.9	9.0	(0.1)	99%
Mortgage-backed and other
asset-backed securities	58.6	64.2	(5.6)	91%

Subtotal	97.4	103.7	(6.3)	94%
U.S. Treasury and Agency
securities	88.6	89.5	(0.9)	99%

Total	$186.0	$193.2	$(7.2)	96%

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

There were no impairment losses in the first quarter of 2004. Based on our evaluation as of March 31, 2003, we determined there were other than temporary declines in market value of securities issued by three companies, resulting in an impairment charge of $1.1 million pre-tax during the first quarter of 2003, related primarily to securities issued by airline companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment that could materially affect them. Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us. The eventual effect on us of the changing environment in which we operate remains uncertain.

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

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department (“SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners publications. Permitted SAP encompasses all accounting practices that are not prescribed. Our domestic insurance subsidiaries use SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. We have applied the disclosure provisions of SFAS No. 132 to our Consolidated Financial Statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The EITF 03-1 guidance for determining other-than-temporary impairment will be effective beginning with the third quarter of 2004. We are currently evaluating the impact that EITF 03-1 may have on our financial statements.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2003 Form 10-K.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 59 of our 2003 Form 10-K.

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

The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•

our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies, without incurring any significant liabilities;

•

regulatory or tax changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

•

The PMA Insurance Group’s ability to have its A- A.M. Best financial strength rating restored and the effect of its B++ A.M. Best rating on its premium writings and profitability as well as the adverse impact of any potential future downgrade of its rating;

•

the effect on The PMA Insurance Group’s premium writings, profitability and ratings due to its status as a subsidiary of PMA Capital Insurance Company, if the unstacking of The PMA Insurance Group companies is not approved;

•

the ability of the Company to have sufficient cash at the holding company to meet its debt service and other obligations, including any restrictions such as in our letter agreement with the Pennsylvania Insurance Department on receiving dividends from its insurance subsidiaries in an amount sufficient to meet such obligations;

•	the lowering or loss of one or more of the Company’s debt ratings, and the adverse impact that any such downgrade may have on our ability to raise capital and our liquidity and financial condition;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years, including unforeseen increases in medical costs;
•	the impact of future results on the recoverability of our deferred tax asset;
•	adequacy and collectibility of reinsurance that we purchased;
•	the outcome of any litigation against the Company, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities; and
•	other factors disclosed from time to time in our most recent Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements. Unless otherwise stated, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Also, see “Item 1 – Business – Risk Factors” in our 2003 Form 10-K for a further discussion of risks that could materially affect our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided under the caption “Market Risk of Financial Instruments” beginning on page 57 of our 2003 Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including Vincent T. Donnelly, President and Chief Executive Officer, and William E. Hitselberger, Executive Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 5. Other Information

On May 6, 2004, Vincent T. Donnelly, President and Chief Executive Officer, William E. Hitselberger, Executive Vice President, Chief Financial Officer and Treasurer, and Robert L. Pratter, Senior Vice President and General Counsel, executed employment agreements with us. Copies of the employment contracts are attached hereto as Exhibits 10.1, 10.2 and 10.3.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 29.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

        During the quarterly period ended March 31, 2004, we filed the following Reports on Form 8-K:

—	dated January 20, 2004, Items 5 and 7 – announcing that PMA Capital Insurance Company entered into a letter agreement with the Pennsylvania State Insurance Department.
—	dated February 5, 2004, Items 7 and 12 – containing an earnings release and our fourth quarter 2003 statistical supplement.
—	dated March 8, 2004, Item 9 – announcing the spouse of one of our directors entered into a written stock trading plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 7, 2004	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts

10.1	Employment Agreement by and between Company and William E. Hitselberger.	Filed herewith

10.2	Employment Agreement by and between Company and Robert L. Pratter.	Filed herewith

10.3	Employment Agreement by and between Company and Vincent T. Donnelly.	Filed herewith

10.4	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.