Form 10-Q
period 2004-06-30
PMA CAPITAL CORP
filed 2004-08-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

There were 31,692,351 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on July 30, 2004.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(dollar amounts in thousands)	As of June 30, 2004	As of December 31, 2003

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2004 - $1,466,909; 2003 - $1,806,090)	$1,469,027	$1,854,555
Short-term investments	88,664	151,332
Short-term investments, loaned securities collateral	129,999	6,300
Cash	66,100	28,963

Total investments and cash	1,753,790	2,041,150
Accrued investment income	17,913	20,870
Premiums receivable (net of valuation allowance:
2004 - $8,644; 2003 - $7,972)	249,112	364,125
Reinsurance receivables (net of valuation allowance of $6,769)	1,210,765	1,220,320
Deferred income taxes, net	88,250	76,962
Deferred acquisition costs	41,321	83,975
Funds held by reinsureds	84,487	124,695
Other assets	248,578	255,861

Total assets	$3,694,216	$4,187,958

Liabilities:
Unpaid losses and loss adjustment expenses	$2,292,281	$2,541,318
Unearned premiums	216,155	403,708
Long-term debt	187,566	187,566
Accounts payable, accrued expenses and other liabilities	277,457	314,830
Funds held under reinsurance treaties	138,976	262,105
Dividends to policyholders	8,121	8,479
Payable under securities loan agreements	129,997	6,285

Total liabilities	3,250,553	3,724,291

Commitments and contingencies (Note 5)
Shareholders' Equity:
Class A Common stock, $5 par value
(2004 - 60,000,000 authorized, 34,217,945 shares issued and 31,692,351 outstanding; 2003 - 60,000,000 authorized,
34,217,945 shares issued and 31,334,403 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	223,442	216,115
Accumulated other comprehensive income (loss)	(13,160)	19,622
Notes receivable from officers	(59)	(65)
Treasury stock, at cost (shares: 2004 - 2,525,594 and 2003 - 2,883,542)	(45,261)	(52,426)
Unearned restricted stock compensation	(1,720)	-

Total shareholders' equity	443,663	463,667

Total liabilities and shareholders' equity	$3,694,216	$4,187,958

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2004	2003	2004	2003

Revenues:
Direct premiums written	$82,353	$126,831	$220,872	$335,419
Assumed premiums written	(57,904)	235,068	(38,563)	446,174
Ceded premiums written	(21,576)	(71,243)	(20,938)	(140,079)

Net premiums written	2,873	290,656	161,371	641,514
Change in net unearned premiums	115,475	(5,034)	163,246	(81,822)

Net premiums earned	118,348	285,622	324,617	559,692
Net investment income	14,807	17,780	31,565	35,425
Net realized investment gains	2,248	4,451	10,848	8,806
Other revenues	4,680	4,766	10,418	11,766

Total revenues	140,083	312,619	377,448	615,689

Losses and expenses:
Losses and loss adjustment expenses	87,471	193,074	229,661	395,659
Acquisition expenses	24,968	72,215	72,203	128,435
Operating expenses	23,563	24,222	48,342	48,094
Dividends to policyholders	946	2,054	2,375	4,090
Interest expense	2,960	2,225	5,899	3,983

Total losses and expenses	139,908	293,790	358,480	580,261

Income before income taxes	175	18,829	18,968	35,428
Income tax expense:
Current	64	221	389	221
Deferred	47	6,441	6,362	12,338

Total	111	6,662	6,751	12,559

Net income	$64	$12,167	$12,217	$22,869

Net income per share:
Basic	$--	$0.39	$0.39	$0.73

Diluted	$--	$0.39	$0.36	$0.73

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003

Cash flows from operating activities:
Net income	$12,217	$22,869
Adjustments to reconcile net income to net cash flows provided by
(used in) operating activities:
Deferred income tax expense	6,362	12,338
Net realized investment gains	(10,848)	(8,806)
Change in:
Premiums receivable and unearned premiums, net	(72,540)	64,191
Reinsurance receivables	9,555	(12,423)
Unpaid losses and loss adjustment expenses	(249,037)	(19,614)
Funds held by reinsureds	40,208	(8,054)
Funds held under reinsurance treaties	(123,129)	61,411
Deferred acquisition costs	42,654	(19,518)
Accounts payable, accrued expenses and other liabilities	(30,318)	18,550
Dividends to policyholders	(358)	671
Accrued investment income	2,957	(757)
Other, net	9,592	(17,956)

Net cash flows provided by (used in) operating activities	(362,685)	92,902

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(303,367)	(567,601)
Maturities or calls	118,130	153,465
Sales	527,162	242,678
Net sales of short-term investments	58,137	16,322
Sale of subsidiary, net of cash sold	-	17,676
Proceeds from sale of real estate	1,600	-
Other, net	(1,840)	(1,806)

Net cash flows provided by (used in) investing activities	399,822	(139,266)

Cash flows from financing activities:
Dividends paid to shareholders	-	(6,579)
Issuance of long-term debt	-	90,000
Debt issue costs	-	(3,354)
Repayments of short-term debt	-	(65,000)

Net cash flows provided by financing activities	-	15,067

Net increase (decrease) in cash	37,137	(31,297)
Cash - beginning of period	28,963	43,853

Cash - end of period	$66,100	$12,556

Supplementary cash flow information:
Income taxes paid (refunded)	$(2,592)	$2,000
Interest paid	$5,542	$2,986

See accompanying notes to the unaudited consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Net income	$64	$12,167	$12,217	$22,869

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(39,329)	22,390	(24,301)	25,129
Less: reclassification adjustment for gains
included in net income (net of tax
expense: $787 and $1,558 for three
months ended June 30, 2004 and 2003;
$3,797 and $3,082 for six months ended
June 30, 2004 and 2003)	(1,461)	(2,893)	(7,051)	(5,724)

Total unrealized gain (loss) on securities	(40,790)	19,497	(31,352)	19,405
Foreign currency translation gain (loss), net of tax
expense (benefit): ($1,220) and $541 for three months
ended June 30, 2004 and 2003; ($770) and $358 for
six months ended June 30, 2004 and 2003	(2,264)	1,005	(1,430)	664

Other comprehensive income (loss), net of tax	(43,054)	20,502	(32,782)	20,069

Comprehensive income (loss)	$(42,990)	$32,669	$(20,565)	$42,938

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

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 85% of The PMA Insurance Group’s business is produced through independent agents and brokers.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table illustrates the effect on net income if the fair value based method had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share data)	2004	2003	2004	2003

Net income	$64	$12,167	$12,217	$22,869
Stock-based compensation expense
already included in reported
net income, net of tax	341	39	360	77
Total stock-based compensation expense
determined under fair value based
method, net of tax	(1,089)	(300)	(816)	(518)

Pro forma net income (loss)	$(684)	$11,906	$11,761	$22,428

Net income (loss) per share:
Basic - as reported	$-	$0.39	$0.39	$0.73

Basic - pro forma	$(0.02)	$0.38	$0.38	$0.72

Diluted - as reported	$-	$0.39	$0.36	$0.73

Diluted - pro forma	$(0.02)	$0.38	$0.35	$0.72

C. Recent Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. The Company has applied the disclosure provisions of SFAS No. 132 to its Consolidated Financial Statements.

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

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2004, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of June 30, 2004 was $2,292.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to June 30, 2004 whether or not these claims have been reported to the Company.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in the three and six months ended June 30, 2004. The commutations and novations did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2004.

(dollar amounts in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Assets:
Reinsurance receivables	$-	$(58,926)
Funds held by reinsureds	(5,134)	(32,267)
Other assets	813	(21,357)

Liabilities:
Unpaid losses and loss adjustment expenses	$(60,261)	$(155,965)
Unearned premiums	(668)	(28,858)
Funds held under reinsurance treaties	(555)	(73,175)

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

The components of net premiums earned and losses and LAE incurred are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Premiums earned:
Direct	$122,382	$147,520	$260,370	$285,200
Assumed	17,755	197,654	108,944	392,880
Ceded	(21,789)	(59,552)	(44,697)	(118,388)

Net	$118,348	$285,622	$324,617	$559,692

Losses and LAE:
Direct	$97,801	$112,900	$204,324	$221,908
Assumed	8,089	139,267	89,039	292,890
Ceded	(18,419)	(59,093)	(63,702)	(119,139)

Net	$87,471	$193,074	$229,661	$395,659

In June 2004, the Company incurred $4 million in ceded premiums to purchase reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. The Company expects to incur an additional $2 million in ceded premiums over the remainder of 2004 for this agreement. In addition, the contract requires additional premiums of $2.5 million if the contract is not commuted by December 2007. Under the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash, and recorded a funds held asset of $3.0 million and return premiums receivable of $39.5 million, which is included in other assets on the Balance Sheet. At June 30, 2004, the Run-off Operations have $105 million of unused coverage under this agreement for future adverse loss development. Any future cession of losses exceeding $20 million may require the Company to cede up to $35 million in additional premiums, at certain contractually determined levels.

Under the terms of the agreement, the Company can cede the first $20 million of adverse loss development to the reinsurer without affecting the return premiums receivable balance. For the next $30 million of ceded adverse loss development, the Company will reduce its return premiums receivable and record ceded premiums written on a pro rata basis up to $20 million. For the next $30 million of ceded adverse loss development, the Company will reduce its return premiums receivable and record ceded premiums written on a pro rata basis up to $15 million. The last $25 million of adverse loss development will not affect return premiums receivable or ceded premiums written. The Company will not record the benefit of this reinsurance in its consolidated operating results until it pays the related claims because the coverage is retroactive.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of June 30, 2004 the Company had recorded a liability of $6.2 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has an interest in a partnership for which it has provided a guaranty of $7.0 million related to loans on properties of the partnership. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid on November 1, 2004.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in July 2004, and in consideration of the Company forgiving $166,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of this agreement. The loan of the other former officer in the outstanding principal amount of $191,000 is fully secured and is due on April 30, 2005. The Company is accruing interest on this loan, which is included in other assets on the Balance Sheet, at a rate of 3.5% as of June 30, 2004.

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

On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. The lawsuit seeks unspecified compensatory damages and plaintiff’s reasonable costs and expenses, including attorneys’ fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

6. SHAREHOLDERS’ EQUITY

In March 2004, the Stock Option Committee of the Company’s Board of Directors approved the issuance of 176,500 shares of restricted Class A Common stock and 734,500 stock options under the Company’s 2002 Equity Incentive Plan, which was approved by shareholders at the 2002 Annual Meeting of Shareholders. The restricted stock vests (restrictions lapse) over one year. The stock options had an exercise price of $5.78 per share and a fair value of $3.08 per share, and vest in one year. In May 2004, the Company issued 85,700 shares of restricted Class A Common stock and 615,700 stock options under the 2002 Equity Incentive Plan to the Company’s executive officers. The restricted stock vests (restrictions lapse) and stock options vest over two years. The stock options were granted with a weighted average exercise price of $7.02 and a weighted average fair value of $3.84 per share. All stock options granted in the first six months of 2004 were granted with an exercise price that equaled the market value of the Class A Common stock on the grant date. In May 2004, the Company granted 79,326 shares of restricted Class A Common stock under the 2004 Directors Plan, which was approved by shareholders at the 2004 Annual Meeting of Shareholders. The restricted shares vest (restrictions lapse) between two and three years. Also in May 2004, the Company granted 16,422 shares of Class A Common stock to Directors in lieu of a portion of their retainer under the 2004 Directors Plan.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability. The Company determines the cost of restricted stock awarded, which is recognized as compensation expense over the vesting period, based on the market value of the stock at the time of the award. The Company recognized expenses of $384,000 and $442,000 for restricted stock awards for the second quarter and first six months of 2004. The Company recorded expenses of $112,000 in the second quarter of 2004 for Class A Common stock issued to Directors in lieu of retainer.

During the first six months of 2004, 899,984 stock options were cancelled or expired. There were 3,321,835 stock options outstanding as of June 30, 2004.

7. EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Numerator:
Net income	$64	$12,167	$12,217	$22,869
Interest on Convertible Debt, net of tax	-	-	1,190	-

Net income before interest on Convertible Debt	$64	$12,167	$13,407	$22,869

Denominator:
Basic shares	31,343,246	31,328,922	31,338,824	31,328,922
Dilutive effect of:
Convertible Debt	-	-	5,269,427	-
Stock options	127,650	2,275	34,106	11,560
Restricted stock	270,931	-	155,831	-

Total diluted shares	31,741,827	31,331,197	36,798,188	31,340,482

The effect of the potential conversion of the Company’s 4.25% Convertible Debt into shares of Class A Common stock was excluded from the computation of diluted earnings per share for the three months ended June 30, 2004, because it was anti-dilutive. The effects of the conversion of the Convertible Debt were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003, because, under the terms of the Convertible Debt agreement, the required conditions for holders to be able to convert the debentures were not met.

The effects of 2.3 million and 2.2 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, and the effect of 2.6 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003, because they would have been anti-dilutive.

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

Following are the components of the Company’s net periodic benefit cost for pension and other postretirement benefits:

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$1,043	$789	$2,086	$1,578
Interest cost	1,258	1,140	2,516	2,280
Expected return on plan assets	(1,305)	(1,258)	(2,610)	(2,516)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	1	1	2	2
Recognized actuarial gain	406	405	812	810

Net periodic pension cost	$1,402	$1,076	$2,804	$2,152

Weighted average assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.50%	9.00%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$105	$91	$210	$182
Interest cost	155	149	310	298
Amortization of prior service cost	(30)	(30)	(60)	(60)
Recognized actuarial loss	(31)	(23)	(62)	(46)

Net periodic pension cost	$199	$187	$398	$374

Weighted average discount rate	6.25%	6.25%	6.25%	6.25%

9. RUN-OFF OPERATIONS

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines segment, Caliber One.

As a result of the decision to exit from and run off the reinsurance business, results for the Run-off Operations for full year 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 75 employees at PMA Re were terminated in accordance with the Company’s exit plan. Employee termination benefits of $2.3 million have been paid in accordance with this plan, including $314,000 and $1.9 million for the three and six months ended June 30, 2004, respectively. Approximately 75 positions, primarily claims and financial, remain at PMA Re. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $583,000 and $930,000, which include retention bonuses and severance, for the three and six months ended June 30, 2004, and expects to record expenses of approximately $800,000 for the remainder of 2004. The majority of these costs will be paid in 2004 and 2005. Additionally, in June 2004 the Company amended its Philadelphia office lease, shortening the term from fifteen years to seven and reducing the leased space by approximately 75% effective October 1, 2004. As a result, during the second quarter of 2004, the Run-off Operations accrued a $1 million lease termination fee, which was paid in July 2004.

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

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Eight positions, primarily claims, remain with the Company. Involuntary employee termination benefits of $2.7 million have been paid through June 30, 2004, including $31,000 during the six months ended June 30, 2004. At June 30, 2004, the Company has liability balances of approximately $580,000 for net lease costs and approximately $120,000 for severance remaining from the second quarter 2002 exit charge.

10.    BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income (loss), which is GAAP net income excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses. Accordingly, the Company reports operating income (loss) by segment in this footnote as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s management and Board of Directors use operating income as the measure of financial performance for the Company’s business segments because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income as the GAAP measure of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Revenues:
The PMA Insurance Group	$131,041	$147,130	$276,454	$276,073
Run-off Operations (1)	6,455	160,503	89,610	329,849
Corporate and Other	339	535	536	961
Net realized investment gains	2,248	4,451	10,848	8,806

Total revenues	$140,083	$312,619	$377,448	$615,689

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$2,809	$6,838	$9,368	$15,178
Run-off Operations (1)	624	13,072	9,570	21,619
Corporate and Other	(5,506)	(5,532)	(10,818)	(10,175)
Net realized investment gains	2,248	4,451	10,848	8,806

Income before income taxes	175	18,829	18,968	35,428
Income tax expense	111	6,662	6,751	12,559

Net income	$64	$12,167	$12,217	$22,869

(1)

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines segment, Caliber One.

Net premiums earned by business segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollar amounts in thousands)	2004		2003	2004	2003

The PMA Insurance Group:
Workers’ compensation and integrated disability	$102,786		$110,087	$215,958	$203,361
Commercial automobile	8,979		14,019	19,286	26,994
Commercial multi-peril	4,632		7,460	10,225	14,567
Other	1,891		2,784	4,469	5,669

Total premiums earned	118,288		134,350	249,938	250,591

Run-off Operations:
Reinsurance:
Traditional - Treaty	(6,189	) (1)	58,752	30,042	125,759
Finite Risk and Financial Products	(3,020	) (1)	63,737	14,704	120,231
Specialty - Treaty	8,590		17,714	27,267	36,672
Facultative	1,737		6,434	4,540	13,108
Accident Reinsurance	(750)		4,367	(1,500)	6,473

Total reinsurance premiums earned	368		151,004	75,053	302,243
Excess and surplus lines	(83)		392	1	7,238

Total premiums earned - Run-off Operations	285		151,396	75,054	309,481

Corporate and Other	(225)		(124)	(375)	(380)

Consolidated net premiums earned	$118,348		$285,622	$324,617	$559,692

(1)	Negative premiums earned due to cancellations of reinsurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2004, compared with December 31, 2003, and our results of operations for the three and six months ended June 30, 2004, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

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

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are merely estimates and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if our actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserves for prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased.

The PMA Insurance Group (Pennsylvania Manufacturers’ Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, have A.M. Best financial strength ratings of B++ (5th of 16). The B++ financial strength rating of The PMA Insurance Group has constrained its ability to attract and retain business. Our most important goal in 2004 is the restoration of the A- A.M. Best rating of The PMA Insurance Group. We believe the restoration of the A- rating is necessary for the growth of our primary insurance operations.

Another significant challenge for 2004 was ensuring that we maintain sufficient cash at the holding company level to pay corporate overhead, including debt service and operating expenses. In June 2004, we received the approval of the Pennsylvania Insurance Department to “unstack” the Pooled Companies from PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary. As a result, the Pooled Companies became direct subsidiaries of PMA Capital Corporation and can pay dividends directly to PMA Capital Corporation. The Pooled Companies can pay $23 million in dividends in 2004 without the prior approval of the Pennsylvania Insurance Department. We believe that our available holding company cash and other capital sources will continue to provide us with adequate sources to service our holding company obligations. In its Order approving the unstacking, the Pennsylvania Insurance Department prohibited PMACIC from any payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends to PMA Capital Corporation without the prior approval of the Department if, immediately after giving effect to the dividend, PMACIC’s risk-based capital equals or exceeds 225%. In 2007 and beyond, PMACIC may make dividend payments to PMA Capital Corporation, as long as such dividends are not considered “extraordinary” under Pennsylvania law.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $64,000 and $12.2 million for the three and six months ended June 30, 2004, respectively, compared to net income of $12.2 million and $22.9 million for the same periods last year. Included in net income are after-tax net realized investment gains of $1.5 million and $7.1 million for the three and six months ended June 30, 2004, respectively, compared to $2.9 million and $5.7 million for the same periods last year. Included in results for the second quarter and first six months for 2004 is an after-tax charge of $2.6 million ($4 million pre-tax) to purchase reinsurance covering potential adverse loss development at the Run-off Operations. Results for the three and six months ended June 30, 2004 also reflect lower underwriting results and lower net investment income.

Consolidated revenues were $140.1 million and $377.4 million for the three and six months ended June 30, 2004, respectively, compared to $312.6 million and $615.7 million for the same periods last year. The decreases in revenues reflect lower net premiums earned due to our fourth quarter 2003 withdrawal from the reinsurance business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$2,809	$6,838	9,368	15,178
Run-off Operations (1)	624	13,072	9,570	21,619
Corporate and Other	(5,506)	(5,532)	(10,818)	(10,175)
Net realized investment gains	2,248	4,451	10,848	8,806

Income before income taxes	175	18,829	18,968	35,428
Income tax expense	111	6,662	6,751	12,559

Net income	$64	$12,167	12,217	$22,869

(1)

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines segment, Caliber One

We provide combined ratios and operating ratios for The PMA Insurance Group on page 19. The "combined ratio" is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Net premiums written	$81,962	$119,440	$217,248	$313,679

Net premiums earned	$118,288	$134,350	$249,938	$250,591
Net investment income	8,364	8,203	16,392	16,474
Other revenues	4,389	4,577	10,124	9,008

Total revenues	131,041	147,130	276,454	276,073

Losses and LAE	88,072	99,201	186,903	183,236
Acquisition and operating expenses	39,214	39,037	77,808	73,569
Dividends to policyholders	946	2,054	2,375	4,090

Total losses and expenses	128,232	140,292	267,086	260,895

Pre-tax operating income	$2,809	$6,838	$9,368	$15,178

Combined ratio	105.6%	101.9%	104.2%	101.6%
Less: net investment income ratio	-7.1%	-6.1%	-6.6%	-6.6%

Operating ratio	98.5%	95.8%	97.6%	95.0%

Pre-tax operating income for The PMA Insurance Group was $2.8 million and $9.4 million for the three and six months ended June 30, 2004, compared to $6.8 million and $15.2 million for the same periods in 2003, primarily due to lower underwriting results.

Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Workers' compensation and integrated disability:
Direct premiums written	$69,954	$96,830	$192,872	$271,240
Premiums assumed	11,330	7,070	18,753	11,786
Premiums ceded	(9,298)	(10,683)	(17,895)	(25,863)

Net premiums written	$71,986	$93,217	$193,730	$257,163

Commercial Lines:
Direct premiums written	$12,785	$29,930	$28,422	$64,254
Premiums assumed	331	138	839	409
Premiums ceded	(3,140)	(3,845)	(5,743)	(8,147)

Net premiums written	$9,976	$26,223	$23,518	$56,516

Total:
Direct premiums written	$82,739	$126,760	$221,294	$335,494
Premiums assumed	11,661	7,208	19,592	12,195
Premiums ceded	(12,438)	(14,528)	(23,638)	(34,010)

Net premiums written	$81,962	$119,440	$217,248	$313,679

Direct workers’ compensation and integrated disability premiums written were $70.0 million and $192.9 million for the three and six months ended June 30, 2004, compared to $96.8 million and $271.2 for the same periods in 2003, reflecting the impact of our B++ A.M. Best financial strength rating. The B++ rating has negatively affected our ability to write new business as well as our ability to retain existing business. Our renewal retention rate on existing workers’ compensation accounts was 61% for the six months ended June 30, 2004, compared to 87% for the same period in 2003. New workers’ compensation and integrated disability production was $8.7 million and $23.8 million for the second quarter and first six months of 2004, compared to $28.2 million and $77.9 million for the same periods in 2003. We obtained price increases for our workers’ compensation business of approximately 7% for the first six months of 2004, compared to 11% for the same period last year. We believe the deceleration of price increases is due to increased competition in the workers’ compensation market.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) decreased by $17.1 million and $35.8 million for the second quarter and first six months of 2004, compared to the same periods in 2003, reflecting the impact of our A.M. Best financial strength rating, partially offset by price increases that averaged 24%. Our renewal retention rate on existing Commercial Lines accounts was approximately 40% in the first six months of 2004, compared to 80% for the same period in 2003.

Premiums assumed increased $4.5 million and $7.4 million for the second quarter and first six months of 2004, compared to the same periods in 2003, primarily due to an increase in the amount of residual market workers’ compensation business in The PMA Insurance Group’s principal marketing territories. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market for the prior year, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability decreased $1.4 million and $8.0 million for the three and six months ended June 30, 2004, compared to the same periods last year, as a result of lower direct premiums written for those lines. Additionally, ceded premiums written for workers’ compensation and integrated disability decreased because The PMA Insurance Group increased its aggregate annual deductible for losses in excess of $250,000 to $18.8 million from $5 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $705,000 and $2.4 million for the second quarter and first six months of 2004, compared to the same periods last year, primarily as a result of the decrease in direct premiums written for commercial lines.

Net premiums written decreased 31% for both the second quarter and first six months of 2004, compared to the same periods in 2003. Net premiums earned decreased 12% and were essentially flat for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in the first six months of 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Loss and LAE ratio	74.5%	73.8%	74.8%	73.1%

Expense ratio:
Acquisition expenses	19.1%	17.0%	18.3%	16.9%
Operating expenses(1)	11.2%	9.6%	10.1%	10.0%

Total expense ratio	30.3%	26.6%	28.4%	26.9%
Policyholders' dividend ratio	0.8%	1.5%	1.0%	1.6%

Combined ratio	105.6%	101.9%	104.2%	101.6%

(1)

The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $13.2 million and $25.3 million for the three and six months ended June 30, 2004, respectively, and $12.9 million and $25.0 million for the three and six months ended June 30, 2003, respectively.

The loss and LAE ratios increased 0.7 points and 1.7 points for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily reflecting a higher current accident year loss and LAE ratio. Overall loss trends in workers’ compensation are rising modestly ahead of price increases. Medical cost inflation, which has contributed to increased severity of workers’ compensation losses, was the primary reason for the increasing loss costs in 2004. We estimate our medical cost inflation for 2004 to be approximately 11%, which is the same as our estimate for the first six months of 2003. We expect medical cost inflation to remain a significant component of the increase in loss costs throughout the remainder of 2004.

The total expense ratio increased 3.7 points in the second quarter of 2004 and 1.5 points in the first six months, compared to the same periods in 2003. We have not significantly reduced our level of operating expenses in order to remain in position to be able to write a level of business more consistent with The PMA Insurance Group’s past, if its A- rating is restored. We will continue to evaluate The PMA Insurance Group’s operating expenses in the context of future developments.

The policyholders’ dividend ratio improved by 0.7 points and 0.6 points for the three and six months ended June 30, 2004, respectively, compared to the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans. To a lesser extent, the policyholders’ dividend ratio improved due to the higher loss and LAE ratio described above. Under these types of policies, higher losses result in lower dividends being paid under the policy. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was $8.4 million and $16.4 million for the three and six months ended June 30, 2004, compared to $8.2 million and $16.5 million for the same periods in 2003, reflecting a higher invested asset base offset by lower yields on the portfolio. Average invested assets increased approximately 7% and 10% for the three and six months ended June 30, 2004, while portfolio yields were approximately 20 basis points lower for the second quarter and 40 basis points lower for the first six months of 2004, compared to the same periods last year.

Other Revenues

Other revenues were $4.4 million and $10.1 million for the three and six months ended June 30, 2004, compared to $4.6 million and $9.0 million for the same periods in 2003. Included in other revenues for the six months ended June 30, 2004 is a $458,000 gain on sale of real estate.

Run-off Operations

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business. See Note 9 to the Unaudited Consolidated Financial Statements for additional information regarding the Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Net premiums written	$(78,864)	$171,340	$(55,502)	$328,215

Net premiums earned	$285	$151,396	$75,054	$309,481
Net investment income	6,170	9,107	14,556	17,868
Other revenues	-	-	-	2,500

Total revenues	6,455	160,503	89,610	329,849

Losses and LAE	(601)	93,873	42,758	212,423
Acquisition and operating expenses	6,432	53,558	37,282	95,807

Total losses and expenses	5,831	147,431	80,040	308,230

Pre-tax operating income	$624	$13,072	$9,570	$21,619

Results of the Run-off Operations are driven principally by underwriting results from our former PMA Re operating segment. The Run-off Operations recorded pre-tax operating income of $624,000 and $9.6 million for the second quarter and first six months of 2004, compared to $13.1 million and $21.6 million for the same periods last year. Net premiums earned, losses and LAE, and acquisition and operating expenses have decreased significantly in the second quarter of 2004, compared to the first quarter of 2004, as a result of our decision to exit the reinsurance business. Net premiums earned were also reduced by a $4.0 million charge in the second quarter for the adverse development reinsurance agreement. Results for the Run-off Operations for the first six months of 2004 will not be indicative of results for the remainder of 2004 due to our expectation that earned premiums will decrease significantly in the second half of 2004, compared to the first six months, and due to the unpredictability of the impact of future commutations. See Notes 3 and 4 to the Unaudited Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively.

Gross and net premiums written and net premiums earned declined significantly in the second quarter and first six months of 2004, compared to the same periods last year, due to our exit from the reinsurance business. Additionally, as we have continued our runoff of the business, ceding companies have cancelled reinsurance contracts, which results in negative gross and net written premiums. Generally, trends in net premiums earned follow patterns similar to net premiums written. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and LAE incurred decreased $94.5 million and $169.7 million for the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily due to the effects of lower net premiums earned in 2004, compared to 2003. During the three and six months ended June 30, 2003, we increased net loss reserves for prior accident years by $10.0 million and $19.5 million. During the first quarter of 2003, our actuaries conducted their quarterly reserve review to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2003, our actuaries identified higher than expected reported losses and, to a lesser extent, higher than expected paid losses arising from a limited number of ceding company clients who had recently reported loss development in their general liability line of business. This loss emergence occurred mainly in pro rata business written in 1998 to 2000. During the second quarter of 2003, our actuaries continued to monitor this business and based on new information received and analyzed by the actuaries, observed that reported and incurred claims activity during the second quarter was higher than previously expected. Based on this new information, loss reserves for prior accident years were increased in the second quarter of 2003.

Acquisition and operating expenses for the second quarter and first six months of 2004 decreased $47.1 million and $58.5 million, compared to the same periods in 2003, primarily reflecting lower commissions due to lower premium volume and, to a lesser extent, lower employee costs, partially offset by higher professional and advisory fees. Included in operating expenses for the three and six months ended June 30, 2004 is a $1 million charge to amend the lease on our Philadelphia headquarters. See “Liquidity and Capital Resources” beginning on page 24 for additional information.

Operating expenses in 2004 were also impacted by a $1.2 million gain on the sale of 63% of our ownership in Cathedral Capital PLC, a Lloyd’s of London managing general agency. Subsequent to June 30, 2004, we sold our remaining interest in this agency. Operating expenses in the first quarter of 2003 included asset writedowns of $2.5 million, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. Also included in operating expenses for the first quarter of 2003 was a benefit of $2.6 million from the sale of an asset.

Net investment income was $6.2 million for the second quarter of 2004, compared to $9.1 million for the same period in 2003, reflecting an average invested asset base that decreased approximately 7% and lower interest earned of $2.3 million on funds held arrangements. Net investment income was $14.6 million for the first six months of 2004, compared to $17.9 million for the same period last year, reflecting lower yields on the invested asset portfolio of approximately 10 basis points on an average invested asset base that decreased approximately 3%, and lower interest earned of $1.7 million on funds held arrangements. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Other revenues for the six months ended June 30, 2003 reflect the sale of the capital stock of Caliber One Indemnity Company in the first quarter of 2003, which resulted in a pre-tax gain of $2.5 million. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $5.5 million for the second quarters of both 2004 and 2003, reflecting higher interest expense, offset by lower operating expenses. Corporate and Other recorded a pre-tax operating loss of $10.8 million for the six months ended June 30, 2004, compared to $10.2 million for the same period in 2003, reflecting higher interest expense, partially offset by lower operating expenses. Interest expense increased by $735,000 and $1.9 million for the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily due to a higher average amount of debt outstanding.

Loss Reserves

At June 30, 2004, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of June 30, 2004 is $2,292.3 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to June 30, 2004, whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’

compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions. See the discussion under Run-off Operations beginning on page 22 for additional information regarding the 2003 increases in loss reserves for prior years.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2004, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 11 to 16 and 47 to 50 of our 2003 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Operating cash flows declined significantly in the first six months of 2004, compared to the same period in 2003, primarily due to our withdrawal from the reinsurance business, including the purchase of a reinsurance agreement covering potential adverse development at the Run-off Operations and the commutation and novation of certain reinsurance and retrocessional contracts of the Run-off Operations occurring in the second quarter and first six months of 2004. See Notes 3 and 4 for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively.

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

Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. In June 2004, we received the approval of the Pennsylvania Insurance Department to “unstack” the Pooled Companies from PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary. As a result, the Pooled Companies became our direct subsidiaries and may pay dividends directly to us. The Pooled Companies have the ability to pay approximately $23 million in dividends in 2004. In its Order approving the unstacking, the Department prohibited PMACIC from any payment of dividends, return of capital or any other type of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare ordinary dividends to PMA Capital Corporation without the prior approval of the Department if, immediately after giving effect to the dividend, PMACIC’s risk-based capital ratio equals or exceeds 225%. In 2007 and beyond, PMACIC may declare and pay dividends to PMA Capital Corporation, as long as such dividends are not considered “extraordinary” under Pennsylvania law. PMA Capital received dividends of $8.0 million and $16.0 million for the three and six months ended June 30, 2003.

As of June 30, 2004, we had $9.2 million in cash and short-term investments at the holding company. Net tax payments received from (paid to) subsidiaries were $422,000 and $2.0 million for the three and six months ended June 30, 2004, compared to $(27,000) and $2.7 million for the same periods in 2003. Additionally, we received a $3.2 million refund from the Internal Revenue Service during the first six months of 2004.

We believe that our available holding company cash and other capital sources will continue to provide us with adequate sources to service our holding company obligations.

During the second quarter of 2003, we received proceeds of $86.7 million through the issuance of $57.5 million monthly income senior notes due June 15, 2018 and the private placement of $33.5 million of trust preferred securities that mature in 2033. We used the proceeds to retire our former Credit Facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes.

In June 2004, we amended our Philadelphia office lease, shortening the term from fifteen years to seven years and reducing the leased space by approximately 75% effective October 1, 2004. The Run-off Operations paid a $1 million fee in July 2004 for this amendment, which reduces our contractual obligations under the lease by $661,000 annually from 2005 through 2008, $870,000 in 2009 and $14.6 million thereafter. In addition to the reduced contractual obligations, we estimate that the amendment will also result in reduced related expenses of approximately $850,000 annually.

We had $187.6 million in outstanding debt at both June 30, 2004 and December 31, 2003. We incurred interest expense of $3.0 million and $5.9 million for the three and six months ended June 30, 2004, compared to $2.2 million and $4.0 million for the same periods last year. We paid interest of $1.9 million and $5.5 million for the second quarter and first six months of 2004, compared to $500,000 and $3.0 million for the same periods in 2003. The increases in interest expense and interest paid are due to a higher average amount of debt outstanding in the three and six months ended June 30, 2004, compared to the same periods in 2003. We expect to pay interest of approximately $5.5 million for the remainder of 2004.

As of June 30, 2004, we had $6.1 million outstanding in letters of credit, which we utilize primarily for securing reinsurance obligations of our insurance subsidiaries. The letters of credit were issued under our letter of credit facility, which was terminated during 2003. The lender agreed to waive certain defaults under the letter of credit facility and renewed the letters of credit for one year.

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

We did not declare or pay dividends during the three and six months ended June 30, 2004 and we have suspended common stock dividends at the current time. We paid dividends of $3.3 million and $6.6 million during the three and six months ended June 30, 2003, respectively.

INVESTMENTS

At June 30, 2004, our investment assets were carried at a fair value of $1,687.7 million and had an amortized cost of $1,685.6 million. The average credit quality of the portfolio is AA. The duration of our investment assets was 3.4 years at June 30, 2004, compared to 3.9 years at December 31, 2003. We have shortened the duration of our portfolio due to the run-off of our reinsurance operations and due to our expectation that interest rates will rise in the near term.

At June 30, 2004, $12.4 million, or 0.7%, of our total investments were below investment grade, of which $3.5 million of these below investment grade investments were in an unrealized loss position, which totaled $544,000. At June 30, 2004, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our investments at June 30, 2004 was $2.1 million, or 0.1% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $23.9 million and gross unrealized losses of $21.8 million. For all but one security, which was carried at its fair value of $14.9 million at June 30, 2004, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

As of June 30, 2004, our investment asset portfolio had gross unrealized losses of $21.8 million. For securities that were in an unrealized loss position at June 30, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	340	$415.2	$422.1	$(6.9)	98%
6 to 9 months	4	2.5	2.5	-	100%
9 to 12 months	11	10.8	11.4	(0.6)	95%
More than 12 months	28	38.3	45.1	(6.8)	85%

Subtotal	383	466.8	481.1	(14.3)	97%
U.S. Treasury and
Agency securities	127	393.3	400.8	(7.5)	98%

Total	510	$860.1	$881.9	$(21.8)	98%

Of the 28 securities that have been in an unrealized loss position for more than 12 months, 27 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 27 securities have an average unrealized loss per security of approximately $63,000. We own one security with an unrealized loss in excess of $1 million and/or less than 20% of its amortized cost at June 30, 2004. This security, a structured security backed by a U.S. Treasury Strip, is rated AAA and has a market value of $14.9 million and a cost of $20 million. The security matures in 2011 at a value of $20 million, and we have both the ability and intent to hold it until maturity.

The contractual maturity of securities in an unrealized loss position at June 30, 2004 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004	$0.9	$0.9	$-	100%
2005-2008	176.7	179.2	(2.5)	99%
2009-2013	85.9	88.4	(2.5)	97%
2014 and later	40.4	41.9	(1.5)	96%
Mortgage-backed and other
asset-backed securities	162.9	170.7	(7.8)	95%

Subtotal	466.8	481.1	(14.3)	97%
U.S. Treasury and Agency
securities	393.3	400.8	(7.5)	98%

Total	$860.1	$881.9	$(21.8)	98%

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

Based on our evaluation as of June 30, 2004, we determined there were other than temporary declines in market value of one asset-backed security, resulting in an impairment charge of $333,000 pre-tax during the quarter and six months ended June 30, 2004. Impairment charges for the three and six months ended June 30, 2003 were $244,000 and $1.3 million, related primarily to securities issued by airline companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During the six months ended June 30, 2004, we had gross realized gains and losses of $15.3 million and $4.5 million, respectively. The gross realized gains and losses result primarily from sales of investments to shorten the duration of our portfolio.

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

The Pennsylvania Department of Insurance has completed examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 2002. The examinations did not result in any material adjustments to our statutory capital in our previously filed statutory financial statements. No material qualitative matters were raised as a result of the examinations.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. We have applied the disclosure provisions of SFAS No. 132 to our Consolidated Financial Statements.

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

•

the ability of the Company to have sufficient cash at the holding company to meet its debt service and other obligations, including any restrictions such as such as those imposed by the Pennsylvania Insurance Department on receiving dividends from its insurance subsidiaries in an amount sufficient to meet such obligations;

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

On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. The lawsuit seeks unspecified compensatory damages and plaintiff’s reasonable costs and expenses, including attorneys’ fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 12, 2004. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect five nominees as members of our Board of Directors to serve for terms expiring at the 2007 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Thomas J. Gallen	30,325,690	637,454
Richard Lutenski	30,638,966	324,178
John W. Miller, Jr., M.D.	29,871,190	1,091,954
Edward H. Owlett	29,860,939	1,102,205
Neal C. Schneider	30,617,316	345,828

2.	Proposal to approve the PMA Capital Corporation Directors Stock Compensation Plan was approved as follows:

Total Votes
Votes in favor	14,860,572
Votes against	6,066,815
Abstentions	508,990
Broker non-votes	9,526,727

3.	Proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Auditors was approved as follows:

Total Votes
Votes in favor	30,917,068
Votes against	42,135
Abstentions	3,941

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 34.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

During the quarterly period ended June 30, 2004, we filed the following Reports on Form 8-K:

—

dated April 12, 2004, Item 9 – containing information regarding the filing of a request with the Pennsylvania Insurance Department to “unstack” the Pooled Companies from PMACIC and announcing the date and location of the 2004 Annual Shareholders’ Meeting.

—	dated April 29, 2004, Items 7 and 12 – containing an earnings release and our first quarter 2004 statistical supplement.
—	dated May 7, 2004, Item 9 – containing an update to the Company’s April 12, 2004 filing with the Pennsylvania Insurance Department.
—	dated June 1, 2004, Item 9 – announcing that three of our Directors entered into written stock trading plans.
—	dated June 18, 2004, Item 5 – announcing the purchase of a reinsurance agreement covering potential adverse development at our Run-off operations.
—

dated June 28, 2004, Item 5 – announcing the approval by the Pennsylvania Insurance Department to “unstack” the Pooled Companies and the granting of permission for The PMA Insurance Group to pay dividends to PMA Capital.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 9, 2004	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts

10.1	PMA Capital Corporation Directors Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated April 9, 2004 and incorporated herein by reference

10.2	Fifth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of April 30, 2004.	Filed herewith

10.3	Sixth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of June 14, 2004.	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.