Form 10-Q
period 2004-09-30
PMA CAPITAL CORP
filed 2004-11-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-22761

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Mellon Bank Center
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

There were 31,676,451 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 29, 2004.

Part I. Financial Information

        Item 1. Financial Statements

PMA Capital Corporation
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	As of September 30, 2004	As of December 31, 2003

Assets:
Investments and cash:
Fixed maturities available for sale, at fair value
(amortized cost: 2004 - $1,358,253; 2003 - $1,806,090)	$1,381,788	$1,854,555
Short-term investments	98,761	151,332
Short-term investments, loaned securities collateral	96,606	6,300
Cash	48,046	28,963

Total investments and cash	1,625,201	2,041,150

Accrued investment income	16,407	20,870
Premiums receivable (net of valuation allowance:
2004 - $8,517; 2003 - $7,972)	219,111	364,125
Reinsurance receivables (net of valuation allowance of $6,769)	1,170,004	1,220,320
Deferred income taxes, net	80,541	76,962
Deferred acquisition costs	37,800	83,975
Funds held by reinsureds	111,840	124,695
Other assets	219,536	255,861

Total assets	$3,480,440	$4,187,958

Liabilities:
Unpaid losses and loss adjustment expenses	$2,179,900	$2,541,318
Unearned premiums	193,221	403,708
Long-term debt	187,566	187,566
Accounts payable, accrued expenses and other liabilities	254,467	314,830
Funds held under reinsurance treaties	104,101	262,105
Dividends to policyholders	6,424	8,479
Payable under securities loan agreements	96,614	6,285

Total liabilities	3,022,293	3,724,291

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value
(2004 - 60,000,000 authorized, 34,217,945 shares issued and 31,681,751 outstanding;
2003 - 60,000,000 authorized, 34,217,945 shares issued and 31,334,403 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	223,519	216,115
Accumulated other comprehensive income	885	19,622
Notes receivable from officers	--	(65)
Treasury stock, at cost (shares: 2004 - 2,536,194 and 2003 - 2,883,542)	(45,474)	(52,426)
Unearned restricted stock compensation	(1,204)	--

Total shareholders' equity	458,147	463,667

Total liabilities and shareholders' equity	$3,480,440	$4,187,958

        See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Revenues:
Net premiums written	$83,567	$285,283	$244,938	$926,797
Change in net unearned premiums	20,643	8,199	183,889	(73,623)

Net premiums earned	104,210	293,482	428,827	853,174
Net investment income	13,238	17,167	44,803	52,592
Net realized investment gains	3,515	1,392	14,363	10,198
Other revenues	4,505	4,147	14,923	15,913

Total revenues	125,468	316,188	502,916	931,877

Losses and expenses:
Losses and loss adjustment expenses	80,706	335,789	310,367	731,448
Acquisition expenses	24,087	63,221	96,290	191,656
Operating expenses	16,942	23,327	65,284	71,421
Dividends to policyholders	805	2,090	3,180	6,180
Interest expense	2,973	2,953	8,872	6,936

Total losses and expenses	125,513	427,380	483,993	1,007,641

Income (loss) before income taxes	(45)	(111,192)	18,923	(75,764)

Income tax expense (benefit):
Current	(117)	(221)	272	--
Deferred	146	(14,565)	6,508	(2,227)

Total	29	(14,786)	6,780	(2,227)

Net income (loss)	$(74)	$(96,406)	$12,143	$(73,537)

Net income (loss) per share:
Basic	$--	$(3.08)	$0.39	$(2.35)

Diluted	$--	$(3.08)	$0.38	$(2.35)

        See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income (loss)	$12,143	$(73,537)
Adjustments to reconcile net income (loss) to net cash flows provided by
(used in) operating activities:
Deferred income tax expense (benefit)	6,508	(2,227)
Net realized investment gains	(14,363)	(10,198)
Change in:
Premiums receivable and unearned premiums, net	(65,473)	69,716
Reinsurance receivables	50,316	42,155
Unpaid losses and loss adjustment expenses	(361,418)	36,886
Funds held by reinsureds	12,855	4,216
Funds held under reinsurance treaties	(158,004)	64,018
Deferred acquisition costs	46,175	(15,867)
Accounts payable, accrued expenses and other liabilities	(54,947)	44,562
Dividends to policyholders	(2,055)	(147)
Accrued investment income	4,463	(5,164)
Other, net	9,194	(21,403)

Net cash flows provided by (used in) operating activities	(514,606)	133,010

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(393,172)	(826,555)
Maturities or calls	168,049	230,470
Sales	677,665	307,323
Net sales of short-term investments	48,172	111,188
Proceeds from other assets sold	31,818	--
Sale of subsidiary, net of cash sold	--	17,676
Other, net	1,098	(3,482)

Net cash flows provided by (used in) investing activities	533,630	(163,380)

Cash flows from financing activities:
Dividends paid to shareholders	--	(9,869)
Issuance of long-term debt	--	100,000
Debt issue costs	--	(3,662)
Repayments of short-term debt	--	(65,000)
Proceeds from exercise of stock options	--	2
Net repayments of notes receivable from officers	59	--

Net cash flows provided by financing activities	59	21,471

Net increase (decrease) in cash	19,083	(8,899)
Cash - beginning of period	28,963	43,853

Cash - end of period	$48,046	$34,954

Supplementary cash flow information:
Income taxes paid (refunded)	$(2,592)	$2,600
Interest paid	$9,236	$6,568

        See accompanying notes to the consolidated financial statements.

PMA Capital Corporation
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net income (loss)	$(74)	$(96,406)	$12,143	$(73,537)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	17,603	(13,930)	(6,697)	11,199
Less: reclassification adjustment for gains
included in net income (loss) (net of
tax expense: $1,230 and $487 for
three months ended September 30, 2004 and
2003; $5,027 and $3,569 for nine months
ended September 30, 2004 and 2003)	(2,285)	(905)	(9,336)	(6,629)

Total unrealized gain (loss) on securities	15,318	(14,835)	(16,033)	4,570
Unrealized gain from cash flow hedging activities
(net of tax expense of $211 for three and nine
months ended September 30, 2003)	--	391	--	391
Foreign currency translation gain (loss), net of tax
expense (benefit): ($685) and $88 for three months
ended September 30, 2004 and 2003; ($1,456) and $446
for nine months ended September 30, 2004 and 2003	(1,273)	164	(2,704)	828

Other comprehensive income (loss), net of tax	14,045	(14,280)	(18,737)	5,789

Comprehensive income (loss)	$13,971	$(110,686)	$(6,594)	$(67,748)

        See accompanying notes to the consolidated financial statements.

PMA Capital Corporation

Notes to the Unaudited Consolidated Financial Statements

1. BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital Corporation is an insurance holding company that owns and operates specialty risk management businesses:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2004 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its 2003 Form 10-K.

A. Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net income (loss)	$(74)	$(96,406)	$12,143	$(73,537)
Stock-based compensation expense
already included in reported
net income (loss), net of tax	174	39	534	116
Total stock-based compensation expense
determined under fair value based
method, net of tax	(347)	(434)	(1,163)	(952)

Pro forma net income (loss)	$(247)	$(96,801)	$11,514	$(74,373)

Net income (loss) per share:
Basic - as reported	$--	$(3.08)	$0.39	$(2.35)

Basic - pro forma	$(0.01)	$(3.09)	$0.37	$(2.37)

Diluted - as reported	$--	$(3.08)	$0.38	$(2.35)

Diluted - pro forma	$(0.01)	$(3.09)	$0.36	$(2.37)

B. Recent Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. The Company has applied the disclosure provisions of SFAS No. 132 to its Consolidated Financial Statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The disclosure provisions of EITF 03-1 were effective for year-end 2003, with the recognition and measurement provisions scheduled to be effective for the third quarter of 2004. However, in September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date of the application of the recognition and measurement provisions of EITF 03-1. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of a FASB Staff Position which will provide additional implementation guidance. The Company will assess whether this guidance will have a material impact on its financial condition or results of operations once the new guidance is released.

3. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2004, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of September 30, 2004 was $2,179.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring prior to September 30, 2004 whether or not these claims have been reported to the Company.

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

During the first nine months of 2003, the Company increased its net loss reserves for prior accident years on its former reinsurance business written by PMA Re by $170 million, including $150 million during the third quarter. The third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge related to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during these same years. During the third quarter of 2003, the Company’s actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused management to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

PMA Re’s third quarter 2003 analysis was enhanced by an extensive review of specific accounts, comprising about 40% of carried reserves for accident years 1997 to 2000. The Company’s actuaries visited a number of former ceding company clients, which collectively comprised about 25% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. The Company’s actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of PMA Re’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2004, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in the three and nine months ended September 30, 2004. The commutations and novations did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2004.

(dollar amounts in thousands)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Assets:
Reinsurance receivables	$(4,736)	$(63,662)
Funds held by reinsureds	(5,735)	(38,002)
Other assets	--	(21,357)

Liabilities:
Unpaid losses and loss adjustment expenses	$(46,281)	$(202,246)
Unearned premiums	(1,157)	(30,015)
Other liabilities	(1,408)	(1,408)
Funds held under reinsurance treaties	(8,513)	(81,688)

4. REINSURANCE

The Company follows the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries. The Company’s insurance and reinsurance subsidiaries maintain reinsurance to protect themselves against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate material loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Premiums written:
Direct	$99,855	$162,779	$320,727	$498,198
Assumed	158	189,601	(38,405)	635,775
Ceded	(16,446)	(67,097)	(37,384)	(207,176)

Net	$83,567	$285,283	$244,938	$926,797

Premiums earned:
Direct	$106,721	$156,717	$367,091	$441,917
Assumed	16,123	203,912	125,067	596,792
Ceded	(18,634)	(67,147)	(63,331)	(185,535)

Net	$104,210	$293,482	$428,827	$853,174

Losses and LAE:
Direct	$95,086	$122,531	$299,410	$344,439
Assumed	11,480	284,190	100,519	577,080
Ceded	(25,860)	(70,932)	(89,562)	(190,071)

Net	$80,706	$335,789	$310,367	$731,448

In June 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Under the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash, and recorded a funds held asset of $3.0 million and return premiums receivable of $39.5 million. In addition, the contract requires additional premiums of $2.5 million if it is not commuted by December 2007. During the three and nine months ended September 30, 2004, the Company incurred $1.2 million and $5.2 million, respectively, in ceded premiums for this agreement and expects to incur an additional $800,000 during the fourth quarter of 2004. At September 30, 2004, the Run-off Operations have $105 million of available coverage under this agreement for future adverse loss development and a remaining return premiums receivable balance of $38.3 million, which is included in other assets on the Balance Sheet.

Any future cession of losses exceeding $20 million may require the Company to cede up to $35 million in additional premiums, at certain contractually determined levels. Under the terms of the agreement, the Company can cede the first $20 million of adverse loss development to the reinsurer without affecting the return premiums receivable balance. For the next $30 million of ceded adverse loss development, the Company will reduce its return premiums receivable and record ceded premiums written on a pro rata basis up to $20 million. For the next $30 million of ceded adverse loss development, the Company will reduce its return premiums receivable and record ceded premiums written on a pro rata basis up to $15 million. The last $25 million of adverse loss development will not affect return premiums receivable or ceded premiums written. Because the coverage is retroactive, the Company will not record the benefit of this reinsurance in its consolidated Statement of Operations until it receives the related recoveries.

5. DEBT

In October 2004, the Company filed a registration statement to offer to exchange up to $86.25 million aggregate principal amount of newly issued 6.50% Senior Secured Convertible Debentures due 2022 for any and all of the existing $86.25 million aggregate principal amount of its outstanding 4.25% Senior Convertible Debentures due 2022.  The Company will not receive any cash proceeds from the exchange offer. The purpose of the exchange offer is to refinance the existing debentures by exchanging them for new debentures with a later put date and to attempt to improve the financial strength ratings of The PMA Insurance Group as well as the Company’s debt ratings. The Company does not expect to be able to receive ordinary dividends sufficient to repurchase all of the existing debentures on the first put date of September 30, 2006 because of statutory restrictions on the declaration and payment of dividends from our principal operating subsidiaries at that time. As of November 8, 2004, $56.5 million principal amount of the outstanding debentures had been tendered.

On June 30, 2009, holders of the new debentures will have the right to require the Company to repurchase for cash any outstanding new debentures for 114% of the principal amount of the new debentures plus accrued and unpaid interest, if any, to the settlement date. In 2006, in the event PMA Capital Corporation receives any extraordinary dividends from its subsidiaries, the Company will be required to use 50% of those dividends to redeem up to $35 million principal amount of the new debentures at 110% of the original principal amount. Holders may elect to receive any premium over the principal amount in either cash or Class A common stock (with the number of shares determined based on a value of $8.00 per share).

The new debentures will be secured equally and ratably with the Company’s $57.5 million 8.50% Monthly Income Senior Notes due 2018 by a first lien on 20% of the capital stock of the Company’s principal operating subsidiaries and under certain conditions an additional pledge of certain capital stock. The new debentures will be convertible at the rate of 61.0948 shares, equivalent to a conversion price of $16.368 per share of Class A common stock.

In November 2004, the Company announced its intention to offer $15 million aggregate principal amount of 6.50% Senior Secured Convertible Debentures due 2022 with terms identical to the new debentures in a private placement to a limited number of qualified institutional buyers.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of September 30, 2004, the Company had recorded a liability of $6.7 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company has an interest in a partnership for which it has provided a guaranty of $7.0 million related to loans on properties of the partnership. This guaranty shall continue to be in force until the related loan has been satisfied. The loan is scheduled to be repaid in December 2004.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in July 2004, and in consideration of the Company forgiving $166,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of this agreement. The loan of the other former officer in the outstanding principal amount of $185,000 is fully secured and is due on April 30, 2005. The Company is accruing interest on this loan, which is included in other assets on the Balance Sheet, at a rate of 4.00% as of September 30, 2004.

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

As disclosed in previous periodic reports, the Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the eastern district of Pennsylvania by alleged purchasers of its Class A Common Stock, 4.25% Senior Convertible Debentures and 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointed Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

7. SHAREHOLDERS’ EQUITY

In March 2004, the Stock Option Committee of the Company’s Board of Directors approved the issuance of 176,500 shares of restricted Class A Common stock and 734,500 stock options under the Company’s 2002 Equity Incentive Plan, which was approved by shareholders at the 2002 Annual Meeting of Shareholders. The restricted stock vests (restrictions lapse) over one year. The stock options had an exercise price of $5.78 per share and a fair value of $3.08 per share, and vest in one year. In May 2004, the Company issued 85,700 shares of restricted Class A Common stock and 615,700 stock options under the 2002 Equity Incentive Plan to the Company’s executive officers. The restricted stock and stock options vest over two years. The stock options were granted with a weighted average exercise price of $7.02 and a weighted average fair value of $3.84 per share. All stock options granted in 2004 were granted with an exercise price that equaled the market value of the Class A Common stock on the grant date. In May 2004, the Company granted 79,326 shares of restricted Class A Common stock under the 2004 Directors Plan, which was approved by shareholders at the 2004 Annual Meeting of Shareholders. The restricted shares vest between two and three years. Also in May 2004, the Company granted 16,422 shares of Class A Common stock to Directors in lieu of a portion of their retainer under the 2004 Directors Plan.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability. The Company determines the cost of restricted stock awarded, which is recognized as compensation expense over the vesting period, based on the market value of the stock at the time of the award. The Company recorded expenses of $455,000 and $897,000 for the third quarter and first nine months of 2004 for restricted stock awards and $112,000 for the first nine months of 2004 for Class A Common stock issued to Directors in lieu of retainer.

During the first nine months of 2004, 1,289,579 stock options were cancelled or expired and 10,600 restricted shares were forfeited. There were 2,932,240 stock options outstanding as of September 30, 2004.

8. EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Numerator:
Net income (loss)	$(74)	$(96,406)	$12,143	$(73,537)
Interest on Convertible Debt, net of tax	--	--	1,787	--

Net income (loss) before interest on Convertible Debt	$(74)	$(96,406)	$13,930	$(73,537)

Denominator:
Basic shares	31,350,825	31,328,965	31,342,854	31,328,936
Dilutive effect of:
Convertible Debt	--	--	5,269,427	--
Stock options	--	--	75,309	--
Restricted stock	--	--	216,375	--

Total diluted shares	31,350,825	31,328,965	36,903,965	31,328,936

The effect of the potential conversion of the Company’s 4.25% Convertible Debt into shares of Class A Common stock was excluded from the computation of diluted earnings per share for the three months ended September 30, 2004, because it was anti-dilutive. The effects of the conversion of the Convertible Debt were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because, under the terms of the Convertible Debt agreement, the required conditions for holders to be able to convert the debentures were not met.

The effects of 2.9 million and 2.0 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, and the effect of 3.1 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because they would have been anti-dilutive.

9. EMPLOYEE RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

Following are the components of the Company’s net periodic benefit cost for pension and other postretirement benefits:

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$554	$824	$2,640	$2,402
Interest cost	1,188	1,191	3,704	3,471
Expected return on plan assets	(1,289)	(1,258)	(3,899)	(3,774)
Amortization of transition obligation	(1)	(1)	(3)	(3)
Amortization of prior service cost	1	1	3	3
Recognized actuarial gain	419	422	1,231	1,232

Net periodic pension cost	$872	$1,179	$3,676	$3,331

Weighted average assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.50%	9.00%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$105	$91	$315	$273
Interest cost	139	149	449	447
Amortization of prior service cost	(30)	(30)	(90)	(90)
Recognized actuarial loss	(44)	(23)	(106)	(69)

Net periodic pension cost	$170	$187	$568	$561

Weighted average discount rate	6.25%	6.25%	6.25%	6.25%

10. RUN-OFF OPERATIONS

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines segment, Caliber One.

As a result of the decision to exit from and run off the reinsurance business, results for the Run-off Operations for full year 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 80 employees at PMA Re have been terminated in accordance with the Company’s exit plan. Approximately 60 positions, primarily claims and financial, remain at PMA Re. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $422,000 and $1.4 million, which include retention bonuses and severance, for the three and nine months ended September 30, 2004, and expects to record expenses of approximately $400,000 for the remainder of 2004. Employee termination benefits and retention bonuses of $3.2 million have been paid in accordance with this plan, including $894,000 and $2.8 million for the three and nine months ended September 30, 2004, respectively. Additionally, in June 2004 the Company amended its Philadelphia office lease, shortening the term from fifteen years to seven and reducing the leased space by approximately 75% effective October 1, 2004. As a result, during the second quarter of 2004, the Run-off Operations accrued a $1 million lease termination fee, which was paid in July 2004.

In January 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of the Company’s decision to exit from and run off this business, the results of this segment are reported as Run-off Operations. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for the nine months ended September 30, 2003. During 2003, the Company recognized an additional $2.5 million write-down of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting a current assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for the nine months ended September 30, 2003.

During 2002, approximately 80 Caliber One employees were terminated in accordance with the Company’s exit plan. Six positions, primarily claims, remain with the Company. Involuntary employee termination benefits of $2.7 million have been paid through September 30, 2004, including $38,000 during the nine months ended September 30, 2004. At September 30, 2004, the Company has liability balances of approximately $429,000 for net lease costs and approximately $114,000 for severance remaining from the second quarter 2002 exit charge.

11. BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses. Accordingly, the Company reports operating income (loss) by segment in this note as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s management and Board of Directors use operating income (loss) as the measure of financial performance for the Company’s business segments because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Revenues:
The PMA Insurance Group	$115,595	$154,179	$392,049	$430,252
Run-off Operations (1)	6,248	160,253	95,858	490,102
Corporate and Other	110	364	646	1,325
Net realized investment gains	3,515	1,392	14,363	10,198

Total revenues	$125,468	$316,188	$502,916	$931,877

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$3,537	$7,345	$12,905	$22,523
Run-off Operations (1)	(2,115)	(113,701)	7,455	(92,082)
Corporate and Other	(4,982)	(6,228)	(15,800)	(16,403)
Net realized investment gains	3,515	1,392	14,363	10,198

Income (loss) before income taxes	(45)	(111,192)	18,923	(75,764)
Income tax expense (benefit)	29	(14,786)	6,780	(2,227)

Net income (loss)	$(74)	$(96,406)	$12,143	$(73,537)

(1)

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines segment, Caliber One.

Net premiums earned by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

The PMA Insurance Group:
Workers' compensation and integrated disability	$89,973	$118,826	$305,931	$322,187
Commercial automobile	7,440	13,478	26,726	40,472
Commercial multi-peril	3,909	7,543	14,134	22,110
Other	1,710	2,120	6,179	7,789

Total premiums earned	103,032	141,967	352,970	392,558

Run-off Operations:
Reinsurance:
Traditional - Treaty	(13,240)	70,148	16,802	195,907
Finite Risk and Financial Products	8,254	53,387	22,958	173,618
Specialty - Treaty	6,415	18,555	33,682	55,227
Facultative	(39)	7,317	4,501	20,425
Accident Reinsurance	--	3,953	(1,500)	10,426

Total reinsurance premiums earned	1,390	153,360	76,443	455,603
Excess and surplus lines	(26)	(1,617)	(25)	5,621

Total premiums earned - Run-off Operations	1,364	151,743	76,418	461,224

Corporate and Other	(186)	(228)	(561)	(608)

Consolidated net premiums earned	$104,210	$293,482	$428,827	$853,174

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2004, compared with December 31, 2003, and our results of operations for the three and nine months ended September 30, 2004, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 30 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1 – Business – Risk Factors” in our 2003 Form 10-K for a further discussion of risks that could materially affect our business.

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

The PMA Insurance Group (Pennsylvania Manufacturers’ Association Insurance Company, Pennsylvania Manufacturers Indemnity Company and Manufacturers Alliance Insurance Company), or the Pooled Companies, our primary insurance subsidiaries, have A.M. Best financial strength ratings of B++ (5th of 16). The B++ financial strength rating of The PMA Insurance Group has constrained its ability to attract and retain business. Our most important goal in 2004 is the restoration of the A- A.M. Best rating of The PMA Insurance Group. We believe the restoration of the A- rating is an important element for our primary insurance operations to compete effectively in their target markets.

In October 2004, we initiated an offering to exchange $86.25 million of newly issued 6.50% Senior Secured Convertible Debentures due 2022 for any and all of our existing $86.25 million 4.25% Senior Convertible Debentures due 2022. The purpose of the exchange offer is to refinance the existing debentures by exchanging them for new debentures with a later put date and to attempt to improve the financial strength ratings of The PMA Insurance Group as well as our debt ratings. We do not expect to be able to receive ordinary dividends sufficient to repurchase all of the existing debentures on the first put date of September 30, 2006 because of statutory restrictions on the declaration and payment of dividends from our principal operating subsidiaries at that time. Our principal rating agencies have indicated to us that their view of our financial flexibility would improve if the debentures can be repaid with ordinary dividends from our principal operating subsidiaries. As a result of the completion of this exchange offer, we expect to be able to receive ordinary dividends from our principal operating subsidiaries sufficient to repurchase the new debentures on the put date of June 30, 2009.

Another significant challenge for 2004 was ensuring that we maintain sufficient cash at the holding company level to pay corporate overhead, including debt service and operating expenses. In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMA Capital Insurance Company (“PMACIC”), to become direct, wholly owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC, our reinsurance subsidiary which is currently in run-off, from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and paid a $12 million dividend to PMA Capital Corporation in September 2004. The Pooled Companies have the ability to pay $11 million in dividends for the remainder of 2004 without the prior approval of the Pennsylvania Insurance Department. We have no intention to declare a further dividend from the Pooled Companies during the remainder of 2004. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. As of September 30, 2004, we had $17.1 million of cash and short-term investments at the holding company, which, combined with our other capital sources, will continue to provide us with sufficient funds to meet our ongoing expenses and interest payments through 2005.

RESULTS OF OPERATIONS

Consolidated Results

We had a net loss of $74,000 for the third quarter of 2004 and net income of $12.1 million for the nine months ended September 30, 2004, compared to net losses of $96.4 million and $73.5 million for the same periods last year.

Included in net income (loss) are after-tax net realized investment gains of $2.3 million and $9.3 million for the three and nine months ended September 30, 2004, respectively, compared to after-tax net realized gains of $905,000 and $6.6 million for the same periods last year.

Results for the third quarter of 2004 include after-tax losses of $1.8 million ($2.7 million pre-tax) from Hurricanes Charley, Frances, Ivan and Jeanne. Results for the first nine months of 2004 also include after-tax charges of $3.4 million ($5.2 million pre-tax), to purchase reinsurance covering potential adverse loss development at the Run-off Operations.

Results for 2003 include an after-tax charge of $97.5 million ($150 million pre-tax) to increase loss reserves for our reinsurance business at September 30, 2003. Additionally, based on an updated evaluation of our deferred tax asset, we established a valuation allowance on the deferred tax asset of $24 million during the third quarter of 2003.

Consolidated revenues were $125.5 million and $502.9 million for the three and nine months ended September 30, 2004, respectively, compared to $316.2 million and $931.9 million for the same periods last year. The lower revenues for the quarter and year-to-date periods reflect lower net premiums earned due to our fourth quarter 2003 withdrawal from the reinsurance business and, to a lesser extent, the impact of the B++ financial strength rating on The PMA Insurance Group.

In this MD&A, in addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 11 to our Unaudited Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors use operating income (loss) as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss). See Note 11 to our Unaudited Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$3,537	$7,345	12,905	22,523
Run-off Operations(1)	(2,115)	(113,701)	7,455	(92,082)
Corporate and Other	(4,982)	(6,228)	(15,800)	(16,403)
Net realized investment gains	3,515	1,392	14,363	10,198

Income (loss) before income taxes	(45)	(111,192)	18,923	(75,764)
Income tax expense (benefit)	29	(14,786)	6,780	(2,227)

Net income (loss)	$(74)	$(96,406)	12,143	$(73,537)

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Net premiums written	$97,637	$149,130	$314,885	$462,809

Net premiums earned	$103,032	$141,967	$352,970	$392,558
Net investment income	8,083	8,134	24,475	24,608
Other revenues	4,480	4,078	14,604	13,086

Total revenues	115,595	154,179	392,049	430,252

Losses and LAE	77,994	105,197	264,897	288,433
Acquisition and operating expenses	33,259	39,547	111,067	113,116
Dividends to policyholders	805	2,090	3,180	6,180

Total losses and expenses	112,058	146,834	379,144	407,729

Pre-tax operating income	$3,537	$7,345	$12,905	$22,523

Combined ratio	105.5%	101.3%	104.5%	101.5%
Less: net investment income ratio	-7.8%	-5.7%	-6.9%	-6.3%

Operating ratio	97.7%	95.6%	97.6%	95.2%

Pre-tax operating income for The PMA Insurance Group was $3.5 million and $12.9 million for the three and nine months ended September 30, 2004, compared to $7.3 million and $22.5 million for the same periods in 2003, primarily due to lower underwriting results.

Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Workers' compensation and integrated disability:
Direct premiums written	$88,720	$140,018	$281,592	$411,258
Premiums assumed	9,351	6,074	28,104	17,860
Premiums ceded	(9,646)	(16,195)	(27,541)	(42,058)

Net premiums written	$88,425	$129,897	$282,155	$387,060

Commercial Lines:
Direct premiums written	$11,330	$22,749	$39,752	$87,003
Premiums assumed	387	417	1,226	826
Premiums ceded	(2,505)	(3,933)	(8,248)	(12,080)

Net premiums written	$9,212	$19,233	$32,730	$75,749

Total:
Direct premiums written	$100,050	$162,767	$321,344	$498,261
Premiums assumed	9,738	6,491	29,330	18,686
Premiums ceded	(12,151)	(20,128)	(35,789)	(54,138)

Net premiums written	$97,637	$149,130	$314,885	$462,809

Direct workers’ compensation and integrated disability premiums written were $88.7 million and $281.6 million for the three and nine months ended September 30, 2004, compared to $140.0 million and $411.3 million for the same periods in 2003, primarily reflecting the impact of the A.M. Best financial strength rating downgrade to B++ in November 2003. This rating has negatively affected our ability to write new business as well as our ability to retain existing business. Our renewal retention rate on existing workers’ compensation accounts was 62% for the first nine months of 2004, compared to 86% for the same period in 2003. New workers’ compensation and integrated disability production was $8.6 million and $32.4 million for the third quarter and first nine months of 2004, compared to $35.3 million and $113.2 million for the same periods in 2003. We obtained price increases for our workers’ compensation business of approximately 6% for the first nine months of 2004, compared to 10% for the same period last year. We believe the deceleration of price increases is due to increased competition in the workers’ compensation market.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), decreased by $11.4 million and $47.3 million for the three and nine months ended September 30, 2004, compared to the same periods in 2003, reflecting the impact of our B++ A.M. Best financial strength rating, partially offset by price increases that averaged 18% for the first nine months of 2004. Our renewal retention rate on existing Commercial Lines accounts was 40% in the first nine months of 2004, compared to 79% for the same period in 2003.

Premiums assumed increased $3.2 million and $10.6 million for the third quarter and first nine months of 2004, compared to the same periods in 2003, primarily due to an increase in the amount of residual market workers’ compensation business in The PMA Insurance Group’s principal marketing territories. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability decreased $6.5 million and $14.5 million for the three and nine months ended September 30, 2004, compared to the same periods last year, as a result of lower direct premiums written for those lines. Additionally, ceded premiums written for workers’ compensation and integrated disability decreased because The PMA Insurance Group increased its aggregate annual deductible for losses in excess of $250,000 to $18.8 million from $5 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $1.4 and $3.8 million for the third quarter and first nine months of 2004, compared to the same periods last year, primarily as a result of the decrease in direct premiums written for commercial lines.

Net premiums written decreased 35% and 32% for the third quarter and first nine months of 2004, compared to the same periods in 2003. Net premiums earned decreased 27% and 10% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in the first nine months of 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Loss and LAE ratio	75.7%	74.1%	75.0%	73.5%

Expense ratio:
Acquisition expenses	21.2%	16.8%	19.1%	16.9%
Operating expenses(1)	7.8%	8.9%	9.5%	9.5%

Total expense ratio	29.0%	25.7%	28.6%	26.4%
Policyholders' dividend ratio	0.8%	1.5%	0.9%	1.6%

Combined ratio	105.5%	101.3%	104.5%	101.5%

(1)

The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.1 million and $33.4 million for the three and nine months ended September 30, 2004, respectively, and $12.6 million and $37.6 million for the three and nine months ended September 30, 2003, respectively.

The loss and LAE ratios increased 1.6 points and 1.5 points for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The loss and LAE ratios for the third quarter and first nine months of 2004 include 1.0 point and 0.3 points for the third quarter hurricanes in the eastern part of the United States. In addition, the increases in the loss and LAE ratios primarily reflect a higher current accident year loss and LAE ratio. Overall loss trends in workers’ compensation are rising modestly ahead of price increases. Medical cost inflation, which has contributed to increased severity of workers’ compensation losses, was the primary reason for the increasing loss costs in 2004. We estimate our medical cost inflation for 2004 to be approximately 11%, which is the same as our estimate for the first nine months of 2003. We expect medical cost inflation to remain a significant component of the increase in loss costs throughout the remainder of 2004.

The total expense ratio increased 3.3 points in the third quarter of 2004 and 2.2 points in the first nine months, compared to the same periods in 2003. We have not significantly reduced our level of operating expenses in order to remain in position to be able to write a level of business more consistent with The PMA Insurance Group’s past, if its A- rating is restored. We will continue to evaluate The PMA Insurance Group’s operating expenses in the context of future developments.

The policyholders’ dividend ratio improved by 0.7 points for both the three and nine months ended September 30, 2004, compared to the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon loss experience during the policy period. The improvement in the policyholders’ dividend ratio occurred primarily because The PMA Insurance Group sold less business under dividend plans. To a lesser extent, the policyholders’ dividend ratio improved due to the higher loss and LAE ratio described above. Under these types of policies, higher losses result in lower dividends being paid under the policy. Lower dividend payments are effectively another form of price increase that contributes to the overall profitability of our workers’ compensation business.

Net Investment Income

Net investment income was essentially flat for the third quarter and first nine months of 2004, compared to the same periods in 2003, reflecting a higher average invested asset base offset by lower yields on the portfolio. Average invested assets increased approximately 2% and 7% for the three and nine months ended September 30, 2004, while portfolio yields were approximately 10 basis points lower for the third quarter and 30 basis points lower for the first nine months of 2004, compared to the same periods last year.

Run-off Operations

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business. See Note 10 to the Unaudited Consolidated Financial Statements for additional information regarding the Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2004	2003	2004	2003

Net premiums written	$(13,884)	$136,381	$(69,386)	$464,596

Net premiums earned	$1,364	$151,743	$76,418	$461,224
Net investment income	4,884	8,510	19,440	26,378
Other revenues	--	--	--	2,500

Total revenues	6,248	160,253	95,858	490,102

Losses and LAE	2,712	230,592	45,470	443,015
Acquisition and operating expenses	5,651	43,362	42,933	139,169

Total losses and expenses	8,363	273,954	88,403	582,184

Pre-tax operating income (loss)	$(2,115)	$(113,701)	$7,455	$(92,082)

Results of the Run-off Operations are driven principally by underwriting results from our former PMA Re operating segment. Run-off Operations also includes the results of our former excess and surplus lines business. The Run-off Operations had a pre-tax operating loss of $2.1 million for the third quarter and pre-tax operating income of $7.5 million for the first nine months of 2004, compared to pre-tax operating losses of $113.7 million and $92.1 million for the same periods last year. Results for 2003 reflect the third quarter $150 million charge to increase our reinsurance business’ loss reserves associated mainly with accident years 1997 to 2000.

Net premiums earned, losses and LAE, and acquisition and operating expenses have decreased significantly in 2004, compared to the same periods of 2003, as a result of our decision to exit the reinsurance business. Results for the Run-off Operations for the nine months ended September 30, 2004, will not be indicative of results for the remainder of 2004 due to our expectation that earned premiums will decrease significantly in the fourth quarter of 2004 compared to the first nine months, and due to the unpredictability of the impact of future commutations. See Notes 3 and 4 to the Unaudited Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively.

Gross and net premiums written and net premiums earned declined significantly in the third quarter and nine months ended September 30, 2004, compared to the same periods last year, due to our exit from the reinsurance business. Additionally, as we have continued our runoff of the business, ceding companies have cancelled reinsurance contracts, which results in negative gross and net written premiums. Net premiums written and earned for the first nine months of 2004 also reflect charges of $5.2 million for a reinsurance agreement covering potential adverse loss development.

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

Losses and LAE incurred decreased significantly for the three and nine months ended September 30, 2004, compared to the same periods in 2003, primarily due to the effects of lower net premiums earned in 2004, compared to 2003, and the third quarter 2003 increase in net loss reserves for prior accident years. Losses and LAE for the third quarter of 2004 include $1.7 million from the hurricanes in the eastern part of the United States.

During the first nine months of 2003, PMA Re increased its net loss reserves for prior accident years by $170 million, including $150 million during the third quarter. The third quarter 2003 reserve charge relates to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge relates to general liability business written from 1997 to 2000 with substantially all of the remainder from the commercial automobile line written during these same years. During the third quarter, our actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business written by PMA Re. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused us to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of PMA Re’s Traditional-Treaty, Specialty-Treaty and Facultative loss reserves, and concluded that applicable carried loss reserves were reasonable at September 30, 2003.

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

Operating expenses for the three and nine months ended September 30, 2004 were reduced by $1.2 million and $2.5 million, respectively, for gains on the sale of our interest in Cathedral Capital PLC, a Lloyd’s of London managing general agency. Operating expenses for the first nine months of 2003 included asset write-downs of $2.5 million, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an assessment of their estimated net realizable value. Also included in operating expenses for the first nine months of 2003 was a benefit of $2.6 million from the sale of an asset.

Net investment income was $4.9 million and $19.4 million for the three and nine months ended September 30, 2004, compared to $8.5 million and $26.4 million for the same periods last year. The lower net investment income reflects lower portfolio yields of approximately 20 basis points for both the third quarter and first nine months and average invested asset bases that decreased 32% for the third quarter and 13% for the year-to-date period. Additionally, net investment income for the first nine months of 2004 reflects lower net interest earned of $1.5 million on funds held arrangements. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Other revenues for the nine months ended September 30, 2003 reflect the sale of the capital stock of Caliber One Indemnity Company in the first quarter of 2003, which resulted in a pre-tax gain of $2.5 million. Pursuant to the agreement of sale, we have retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale.

Corporate and Other

The Corporate and Other segment includes unallocated investment income and expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $5.0 million and $15.8 million for the three and nine months ended September 30, 2004, compared to pre-tax operating losses of $6.2 million and $16.4 million for the same periods in 2003, reflecting lower operating expenses, partially offset by higher interest expense for the first nine months of 2004. Interest expense increased by $1.9 million for the nine months ended September 30, 2004, compared to the same period in 2003, primarily due to a higher average amount of debt outstanding.

Loss Reserves

At September 30, 2004, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of September 30, 2004 is $2,179.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring prior to September 30, 2004 whether or not these claims have been reported to us.

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

During the third quarter of 2004, our actuaries conducted their periodic comprehensive reserve review of The PMA Insurance Group and the Run-off Operations. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. The information derived during this review in the third quarter of 2004 indicated that general liability and professional liability lines written by the Run-off Operations continued to exhibit volatility. However, the conclusion of the review indicated that no adjustments to reserves were necessary and that our carried reserves were reasonable.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2004, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see pages 11 to 16 and 47 to 50 of our 2003 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Operating cash flows declined significantly in the first nine months of 2004, compared to the same period in 2003, primarily due to our withdrawal from the reinsurance business, including the purchase of a reinsurance agreement covering potential adverse development at the Run-off Operations and the commutation and novation of certain reinsurance and retrocessional contracts of the Run-off Operations occurring in the third quarter and first nine months of 2004. See Notes 3 and 4 to the Unaudited Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively. To a lesser extent, the impact of The PMA Insurance Group’s B++ financial strength rating has also negatively impacted operating cash flows.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses.

PMACIC, our reinsurance subsidiary which is currently in run-off, had statutory surplus of $236.4 million as of September 30, 2004. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and paid a $12 million dividend to PMA Capital Corporation in September 2004. The Pooled Companies have the ability to pay $11 million in dividends for the remainder of 2004 without the prior approval of the Pennsylvania Insurance Department. We have no intention to declare a further dividend from the Pooled Companies during the remainder of 2004. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. The Pooled Companies had statutory surplus of $294.6 million as of September 30, 2004. PMA Capital received dividends from subsidiaries of $8.0 million and $24.0 million for the three and nine months ended September 30, 2003, respectively.

Net tax payments received from subsidiaries were $1.9 million and $3.9 million for the three and nine months ended September 30, 2004, compared to $5.6 million and $8.3 million for the same periods last year. Additionally, we received a $2.6 million refund from the Internal Revenue Service during the first nine months of 2004.

As of September 30, 2004, we had $17.1 million of cash and short-term investments at the holding company which, combined with our other capital sources, will continue to provide us with sufficient funds to meet our ongoing expenses and interest payments through 2005. We do not expect that ordinary dividends from PMACIC and the Pooled Companies will be sufficient to repurchase all of our existing $86.25 million 4.25% Senior Convertible Debentures at the first put date of September 30, 2006.

In October 2004, we filed a registration statement to offer to exchange up to $86.25 million aggregate principal amount of newly issued 6.50% Senior Secured Convertible Debentures due 2022 for any and all of our $86.25 million 4.25% Senior Convertible Debentures. We will not receive any cash proceeds from the exchange offer. As a result of the completion of this exchange offer, we expect to be able to receive ordinary dividends from our principal operating subsidiaries sufficient to repurchase the new debentures on the put date of June 30, 2009.

On June 30, 2009, holders of the new debentures will have the right to require us to repurchase for cash any outstanding new debentures for 114% of the principal amount of the new debentures plus accrued and unpaid interest, if any, to the settlement date. In 2006, in the event PMA Capital Corporation receives any extraordinary dividends from its subsidiaries, we will be required to use 50% of those dividends to redeem up to $35 million principal amount of the new debentures at 110% of the original principal amount. Holders may elect to receive any premium over the principal amount in either cash or in Class A common stock (with the number of shares determined based on a value of $8.00 per share).

The new debentures will be secured equally and ratably with our $57.5 million 8.50% Monthly Income Senior Notes due 2018 by a first lien on 20% of the capital stock of our principal operating subsidiaries and under certain conditions an additional pledge of certain capital stock. Accrued and unpaid interest through the settlement date on the existing debentures that we acquire in the exchange offer will be paid in cash upon settlement. The new debentures will be convertible at the rate of 61.0948 shares, equivalent to a conversion price of $16.368 per share of Class A common stock.

In November 2004, we announced our intention to offer $15 million aggregate principal amount of 6.50% Senior Secured Convertible Debentures due 2022 with terms identical to the new debentures in a private placement to a limited number of qualified institutional buyers.

During the first nine months of 2003, we received proceeds of $96.3 million through the issuance of $57.5 million monthly income senior notes due June 15, 2018 and the private placement of $43.8 million of trust preferred securities that mature in 2033. We used the proceeds to retire our former Credit Facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes.

We had $187.6 million in outstanding debt at both September 30, 2004 and December 31, 2003. We incurred interest expense of $3.0 million and $8.9 million for the three and nine months ended September 30, 2004, compared to $3.0 million and $6.9 million for the same periods last year. We paid interest of $3.7 million and $9.2 million for the third quarter and first nine months of 2004, compared to $3.6 million and $6.6 million for the same periods in 2003. The increases in interest expense and interest paid are primarily due to a higher average amount of debt outstanding for the nine months ended September 30, 2004, compared to the same period last year.

As of September 30, 2004, we had $6.1 million outstanding in letters of credit, which we utilize primarily for securing reinsurance obligations of our insurance subsidiaries. The letters of credit were issued under our letter of credit facility, which was terminated during 2003. The lender agreed to waive certain defaults under the letter of credit facility and renewed the letters of credit for one year.

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

In June 2004, we amended our Philadelphia office lease, shortening the term from fifteen years to seven years and reducing the leased space by approximately 75%, effective October 1, 2004. The Run-off Operations paid a $1 million fee in July 2004 for this amendment, which reduces our contractual obligations under the lease by $661,000 annually from 2005 through 2008, $870,000 in 2009 and $14.6 million thereafter. In addition to the reduced contractual obligations, we estimate that the amendment will also result in reduced related expenses of approximately $850,000 annually.

We did not declare or pay dividends during the three and nine months ended September 30, 2004 and we have suspended common stock dividends at the current time. We paid dividends of $3.3 million and $9.9 million during the three and nine months ended September 30, 2003, respectively.

INVESTMENTS

At September 30, 2004, our investment assets were carried at a fair value of $1,577.2 million and had an amortized cost of $1,553.6 million. The average credit quality of the portfolio is AA. The duration of our investment assets was 3.6 years at September 30, 2004, compared to 3.9 years at December 31, 2003. We have shortened the duration of our portfolio due to the run-off of our reinsurance operations and due to our expectation that interest rates will rise in the near term.

At September 30, 2004, $11.2 million, or 0.7%, of our total investments were below investment grade, of which $1.8 million of these below investment grade investments were in an unrealized loss position, which totaled $188,000. At September 30, 2004, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our investments at September 30, 2004 was $23.5 million, or 1.5% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $33.2 million and gross unrealized losses of $9.7 million. For all but one security, which was carried at its fair value of $15.6 million at September 30, 2004, we determine the market value of each fixed income security using prices obtained in the public markets. For this security, whose fair value is not reliably determined from these public market sources, we utilized the services of our outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

As of September 30, 2004, our investment asset portfolio had gross unrealized losses of $9.7 million. For securities that were in an unrealized loss position at September 30, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	158	$220.9	$222.6	$(1.7)	99%
6 to 9 months	10	13.1	13.4	(0.3)	98%
9 to 12 months	2	2.0	2.0	--	100%
More than 12 months	37	49.7	55.2	(5.5)	90%

Subtotal	207	285.7	293.2	(7.5)	97%
U.S. Treasury and
Agency securities	94	247.6	249.8	(2.2)	99%

Total	301	$533.3	$543.0	$(9.7)	98%

Of the 37 securities that have been in an unrealized loss position for more than 12 months, 36 securities have an unrealized loss of less than $1 million each and/or less than 20% of each security’s amortized cost. These 36 securities have an average unrealized loss per security of approximately $30,000. We own one security with an unrealized loss in excess of $1 million and greater than 20% of its amortized cost at September 30, 2004. This security, a structured security backed by a U.S. Treasury Strip, is rated AAA and has a market value of $15.6 million and an amortized cost of $20.0 million. The security matures in 2011 at a value of $20.0 million, and we have both the ability and intent to hold it until maturity.

The contractual maturity of securities in an unrealized loss position at September 30, 2004 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

2004	$0.8	$0.8	$--	100%
2005-2008	122.1	122.9	(0.8)	99%
2009-2013	32.8	33.6	(0.8)	98%
2014 and later	14.0	14.4	(0.4)	97%
Mortgage-backed and other
asset-backed securities	116.0	121.5	(5.5)	95%

Subtotal	285.7	293.2	(7.5)	97%
U.S. Treasury and Agency
securities	247.6	249.8	(2.2)	99%

Total	$533.3	$543.0	$(9.7)	98%

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

Based on our evaluation as of September 30, 2004, we determined there were no other than temporary declines in market value for the third quarter of 2004. Impairment charges for the nine months ended September 30, 2004 were $333,000 pre-tax, related to one asset-backed security. We recorded no impairment losses for the third quarter of 2003. Impairment charges for the nine months ended September 30, 2003 were $1.3 million pre-tax, related primarily to securities issued by airline companies. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During the nine months ended September 30, 2004, we had gross realized gains and losses of $19.1 million and $4.7 million, respectively. The gross realized gains and losses result primarily from sales of investments to shorten the duration of our portfolio.

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The disclosure provisions of EITF 03-1 were effective for year-end 2003, with the recognition and measurement provisions scheduled to be effective for the third quarter of 2004. However, in September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date of the application of the recognition and measurement provisions of EITF 03-1. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of a FASB Staff Position which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial condition or results of operations once the new guidance is released.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 59 of our 2003 Form 10-K.

CAUTIONARY STATEMENTS

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout, are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are intended to identify forward-looking statements. These forward-looking statements are based on currently available financial, competitive and economic data and our current operating plans based on assumptions regarding future events. Our actual results could differ materially from those expected by our management.

The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•

our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies, without incurring any significant liabilities;

•

The PMA Insurance Group’s ability to have its former “A-” A.M. Best financial strength rating restored and the effect of its present “B++” A.M. Best rating on its premium writings and profitability as well as the adverse impact of any potential future downgrade of its rating;

•	the lowering or loss of one or more of our debt ratings, and the adverse impact that any such downgrade may have on our ability to raise capital and our liquidity and financial condition;
•	adequacy of reserves for claim liabilities;
•	adverse property and casualty loss development for events that we insured in prior years, including unforeseen increases in medical costs;
•

regulatory or tax changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

•

our ability to have sufficient cash at the holding company to meet our debt service and other obligations, including any restrictions such as those imposed by the Pennsylvania Insurance Department on receiving dividends from our insurance subsidiaries in an amount sufficient to meet such obligations;

•	the impact of future results on the recoverability of our deferred tax asset;
•	adequacy and collectibility of reinsurance that we purchased;
•	the outcome of any litigation against us, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities;
•	the outcome of the Convertible Debenture exchange offer; and
•	other factors or uncertainties disclosed from time to time in our filings with the SEC.

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

Part II. Other Information

Item 1. Legal Proceedings

As disclosed in previous periodic reports, we and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the eastern district of Pennsylvania by alleged purchasers of our Class A Common Stock, 4.25% Senior Convertible Debentures and 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointed Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. We intend to vigorously defend against the claims asserted in this consolidated action. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on us. However, the lawsuit may have a material adverse effect on our financial condition, results of operations and liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits are listed in the Exhibit Index on page 34.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004:

During the quarterly period ended September 30, 2004, we filed the following Reports on Form 8-K:

—

dated July 9, 2004, Item 5 – containing information regarding the denial of a Petition for Appeal to the Insurance Commissioner of the Commonwealth of Pennsylvania, filed by American Home Assurance Company and National Union Fire Insurance Company of Pittsburgh, Pennsylvania.

—	dated July 29, 2004, Items 7 and 12 – containing an earnings release and our second quarter 2004 statistical supplement.
—	dated August 6, 2004, Item 5 – updating a risk factor described in our 2003 Form 10-K.
—

dated September 28, 2004, Item 8.01 – containing information regarding an Amended and Consolidated complaint filed by the plaintiffs in the pending action captioned In RE: PMA Capital Corporation Securities Litigation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 9, 2004	By: /s/ William E. Hitselberger
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