Form 10-K
period 2004-12-31
PMA CAPITAL CORP
filed 2005-03-16
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-22761

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

380 Sentry Parkway
Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 665-5046

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class:	which registered:

8.50% Monthly Income Senior	American Stock Exchange
Notes due 2018

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2004, based on the last price at which the Class A Common Stock was sold on such date, was $265,925,034.

There were 31,683,961 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2005 Annual Meeting of Shareholders.

Explanatory Note

In November 2004, we exchanged $84.1 million aggregate principal amount of 6.50% Senior Secured Convertible Debentures due 2022 (the “6.50% Convertible Debt”) for an equal amount of our 4.25% Senior Convertible Debentures due 2022. The 6.50% Convertible Debt is secured by a first lien on a portion of the capital stock of our principal operating subsidiaries, PMA Capital Insurance Company, Pennsylvania Manufacturers Indemnity Company, Pennsylvania Manufacturers’ Association Insurance Company and Manufacturers Alliance Insurance Company. As a result of the security interest granted, we are required to file three years of separate audited GAAP financial statements for these subsidiaries. These financial statements are currently being prepared and when completed and audited will be filed by amendment to this Report on Form 10-K. The Annual Statements for these subsidiaries, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices. Annual Statements covering the years ended December 31, 2004, 2003 and 2002 for each of these subsidiaries are available on the Investor Information portion of our website www.pmacapital.com.

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 21 and in the “Cautionary Statements” in “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business

COMPANY OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915. Our Run-off Operations include our prior reinsurance and excess and surplus lines operations. Additionally, we have a Corporate and Other segment, which primarily includes corporate expenses, including debt service. At December 31, 2004, we had total assets of $3.3 billion and shareholders’ equity of $445.5 million.

Our business profile changed significantly in 2003 and 2004. On November 4, 2003, we announced a third quarter pre-tax charge of $150 million to increase the loss reserves for our reinsurance business for prior accident years. Following this announcement, A.M. Best Company, Inc. (“A.M. Best”) reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies, our primary insurance business, to B++ (Very Good). The B++ financial strength rating constrained The PMA Insurance Group’s ability to attract and retain business during 2004. As a result of the reserve charge and ratings change, on November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business, previously known as PMA Re. Our Run-off Operations remain a significant component of our financial position, representing 40% of our consolidated assets as of December 31, 2004. We also decided to suspend payment of dividends on our Class A common stock.

We achieved our most important goal for 2004, the restoration of The PMA Insurance Group's A- (Excellent) financial strength rating, on November 15, 2004.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2004 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of our operating segments and our Corporate and Other segment for the last three years are set forth in Note 15 in Item 8 of this Form 10-K.

Our gross and net premiums written by segment were as follows:

	2004		2003		2002
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net

The PMA Insurance Group	$423,054	$377,795	$678,434	$603,593	$515,332	$452,276
Run-off Operations	(69,967)	(75,360)	751,998	589,449	882,095	653,602
Corporate and Other	(825)	(825)	(788)	(788)	(10,881)	(881)
Total	$352,262	$301,610	$1,429,644	$1,192,254	$1,386,546	$1,104,997

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

The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit. Combined ratios of The PMA Insurance Group were 105.4%, 102.8% and 103.2% for 2004, 2003 and 2002, respectively.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned. The operating ratios of The PMA Insurance Group were 98.4%, 97.0% and 94.5% in 2004, 2003 and 2002, respectively.

A glossary of selected insurance terms used in this Form 10-K is included on pages 18 to 20.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes its traditional core business, workers’ compensation insurance and integrated disability. We also provide a range of other commercial insurance products but generally only if they complement our workers’ compensation products, including commercial automobile and multi-peril coverages, general liability and related services. The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States. Approximately 87% of this business was produced through independent agents and brokers in 2004.

The PMA Insurance Group competes on the basis of its ability to offer tailored workplace disability management solutions to its clients, its long-term relationships with its agents and brokers, its localized service and its reputation as a high-quality claims and risk control service provider.

The PMA Insurance Group has the ability to handle multi-state clients based in its operating territory but which have operations in other parts of the U.S. by being authorized to do business in 52 jurisdictions (including Puerto Rico and the District of Columbia) for workers’ compensation, general liability and commercial automobile. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings are supported by its core workers’ compensation business. The PMA Insurance Group also provides integrated disability products, with 99 accounts as of December 31, 2004 that generated approximately $32 million in combined workers’ compensation and integrated disability written premiums in 2004. The PMA Insurance Group’s primary insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the Pooled Companies because they share results under an intercompany pooling agreement.

Products

The PMA Insurance Group's premiums written were as follows:

(dollar amounts in thousands)	2004		2003		2002

Gross premiums written:
Workers' compensation and integrated disability	$375,643	88%	$570,858	84%	$410,977	80%
Commercial automobile	23,739	6%	55,899	8%	55,946	11%
Commercial multi-peril	16,046	4%	34,166	5%	34,898	7%
Other	7,626	2%	17,511	3%	13,511	2%
Total	$423,054	100%	$678,434	100%	$515,332	100%

Net premiums written:
Workers' compensation and integrated disability	$341,315	90%	$512,151	85%	$373,353	82%
Commercial automobile	21,796	6%	52,125	8%	44,743	10%
Commercial multi-peril	12,190	3%	28,374	5%	26,627	6%
Other	2,494	1%	10,943	2%	7,553	2%
Total	$377,795	100%	$603,593	100%	$452,276	100%

Workers’ Compensation Insurance

Most states require employers to provide workers’ compensation benefits to their employees for injuries and occupational diseases arising out of employment, regardless of whether such injuries result from the employer’s or the employee’s negligence. Employers may insure their workers’ compensation obligations subject to state regulation or, subject to regulatory approval, self-insure their liabilities. Workers’ compensation statutes require that a policy cover three types of benefits: medical expenses, disability (indemnity) benefits and death benefits. The amounts of disability and death benefits payable for various types of claims are set and limited by statute, but no maximum dollar limitation exists for medical benefits. Workers’ compensation benefits vary among states, and the insurance rates we charge to our customers are subject to differing forms of state regulation.

Statutory direct workers’ compensation business written by jurisdiction was as follows:

(dollar amounts in thousands)	2004		2003		2002

Pennsylvania	$136,275	43%	$193,129	40%	$176,705	45%
New York	35,596	11%	43,978	9%	33,176	8%
New Jersey	27,784	9%	44,314	9%	36,312	9%
Florida	23,338	7%	21,723	4%	7,024	2%
Maryland	11,861	4%	21,133	4%	15,834	4%
Virginia	9,781	3%	22,400	5%	23,230	6%
North Carolina	8,470	3%	21,407	4%	17,726	5%
Georgia	7,753	2%	18,244	4%	10,325	3%
Other	57,623	18%	101,437	21%	69,908	18%
Total	$318,481	100%	$487,765	100%	$390,240	100%

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

The PMA Insurance Group is focused on expanding its premium base in territories that meet its underwriting standards. We continue to benefit from writing business for insureds mainly operating in The PMA Insurance Group’s principal marketing territory but with some operations in other states.

During 2004, premium writings were lower then in prior years, primarily reflecting the impact of the B++ A.M. Best financial strength rating between November 2003 and November 2004. Prior to November 2003, The PMA Insurance Group had increased its writings of workers’ compensation premiums through focused marketing efforts in its principal marketing territories.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market. We refer to this business as residual market business. Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market. This system exists in all of The PMA Insurance Group’s marketing jurisdictions, except Pennsylvania, New York and Maryland. In these three states, separate governmental entities write all of the workers’ compensation residual market business. In 2004, The PMA Insurance Group wrote $34.1 million in premiums of residual market business, which constituted 10% of its gross workers’ compensation premiums written. Based upon data for policy year 2004 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry as a whole, in all states, was 15% of direct workers’ compensation premiums written.

The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Rate-sensitive products are essentially based on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced to a certain extent on the basis of the insured’s loss experience during the policy period. We have also developed and sold alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to loss than under more traditional loss-sensitive products. We decide which type of product to offer a customer based upon the customer’s needs, an underwriting review and credit history.

The PMA Insurance Group’s voluntary workers’ compensation direct premiums written by product type were as follows:

	2004	2003	2002

Rate-sensitive products	55%	59%	58%
Loss-sensitive products	35%	31%	33%
Alternative market products	10%	10%	9%
Total	100%	100%	100%

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, claims professionals periodically evaluate the reserves on losses after the policy period expires to determine whether additional premium adjustments are required under the policy. These policies are typically subject to adjustment for an average of five years after policy expiration. We generally restrict loss-sensitive products to accounts with minimum annual premiums in excess of $100,000.

•
The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Typically, we receive a lower up-front premium for these types of alternative market product plans. However, under this type of business, the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products, which reduces the potential for unfavorable claim activity on the accounts and encourages loss control on the part of the insured. For example, under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate limit. The deductibles under these policies generally range from $250,000 to $1.0 million. In addition to these products, we offer our clients certain workers’ compensation services such as claims administration, risk management and other services.

The PMA Insurance Group has a product for group integrated occupational and non-occupational disability coverages, named PMA One®. PMA One leverages what we consider to be one of The PMA Insurance Group’s most important core competencies: managing employee disabilities. PMA One offers employers the benefits of coordinated workers’ compensation and disability administration, reduced costs, programs designed to encourage faster return to work and heightened employee productivity. As of December 31, 2004, we had 99 PMA One clients, which generated approximately $32 million of combined workers’ compensation and integrated disability written premiums in 2004. PMA One clients include health care systems, educational institutions, manufacturers and financial institutions.

Through The PMA Insurance Group’s workers’ compensation product offerings, we provide a comprehensive array of managed care services to control loss costs. These include:

•
Case review and intervention by disability management coordinators, all of whom are registered nurses. This service is also provided for our integrated disability product. These disability management coordinators employ an early intervention model to proactively manage medical treatment and length of disability in concert with The PMA Insurance Group’s claims professionals and the insured employer. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers. These professionals are supplemented by a full time Medical Director, who assists in implementing programs to monitor the quality and medical necessity of recommended treatment and identifying peer experts for complex claims.
•
Access to the First Health® Network, a workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network.

•
Utilization of an automated medical bill review system to detect duplicate billings, unrelated charges and coding discrepancies. Complex bills are forwarded to our cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions regarding causal relationship and appropriate utilization levels.

•
Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

•
TMESYS® pharmacy benefit management program. TMESYS® is the only “Cardless” pharmacy program designed specifically for the workers’ compensation industry. It includes access to a nationwide network of pharmacies, increased savings through volume pricing, on-line drug utilization review and the ability to capture the first prescription within the program.

Other Commercial Lines

The PMA Insurance Group writes other property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “Underwriting” on page 6. These coverages feature commercial automobile, commercial multi-peril, general liability and umbrella business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business.

Other Products and Services

The PMA Insurance Group offers “rent-a-captive” products for certain insureds and associations. The purpose of a rent-a-captive program is to offer a customer an alternative method of managing its loss exposures by obtaining many of the benefits of a captive insurer without establishing and capitalizing its own captive; in effect, the insured is investing in a captive facility that we have already established.

Under this arrangement, the client purchases an insurance policy from us and chooses a participation level. We then cede a portion of the premium and loss exposures to either a Bermuda- or Cayman-based subsidiary. The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level, and this potential obligation is typically secured through a letter of credit or similar arrangement. Our principal sources of income from this rent-a-captive program are the premium revenue on the risk retained by us and captive management fees earned.

Through PMA Management Corp., The PMA Insurance Group provides claims administration, risk management, loss prevention and related services primarily to self-insureds under fee for service arrangements.

Distribution

The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents, employee benefits brokers, and direct sales representatives.

The PMA Insurance Group has contracts with 360 independent agents and brokers. The current distribution network generally consists of large regional agents and brokers, local agents, and national brokers that specialize in larger to middle market accounts that require the variety of workers’ compensation, commercial lines and alternative market products offered by The PMA Insurance Group. In 2004, independent brokers and agents accounted for approximately 87% of The PMA Insurance Group’s direct written premiums. The top ten independent brokers and agents accounted for 30% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for 10% of its direct written premiums.

We typically pay commissions to the agents and brokers on individual policies placed with us.  We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commission based on specified contractual criteria, primarily related to premium growth and retention.

The New York Attorney General and certain other state regulators have initiated investigations and commenced legal actions against certain brokers and other insurance companies concerning their compensation agreements and other practices.  Various states’ Insurance Departments and Attorneys General have also responded to recent publicity surrounding broker compensation practices by issuing inquiries and subpoenas to insurance companies and insurance producers domiciled or doing business in their states.  To date, we have received inquiries from the Pennsylvania and North Carolina Insurance Departments concerning our business relationships with brokers, as did most or all other insurance companies doing business in these jurisdictions. We have responded fully to these inquiries and believe that our contractual relationships and business practices with agents and brokers are in compliance with all applicable statutes and regulations.

The outcome of these investigations into broker compensation and placement practices and the impact of any future regulatory changes governing agent and broker commissions is uncertain.

As of December 31, 2004, The PMA Insurance Group employed 12 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware. These employees produced $49 million in direct premiums written in 2004.

The PMA Insurance Group’s underwriters review all business submissions before they are accepted. The PMA Insurance Group monitors several statistics with respect to its independent brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent’s business and the profitability of the broker/agent’s business.

As of December 31, 2004, our field organization consisted of 17 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory. Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claim adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Specific types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. Because terrorism exclusions have never been permitted for workers' compensation business, we refined our workers’ compensation underwriting guidelines after September 11, 2001 to manage the underwriting exposure from terrorism risks, including the review of aggregation of risks by geographic location, evacuation and security of buildings in which insured employees work, and the type of entities located in the vicinity of the prospective insured. These refined procedures have not materially affected The PMA Insurance Group’s mix of business.

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

The PMA Insurance Group also employs credit analysts. These employees review the financial strength and stability of customers who utilize loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements. Premium auditors perform audits to determine that premiums charged accurately reflect the actual exposure bases.

Claims Administration

Claims services are delivered to customers primarily through employees located in branch or satellite offices. Claims are assigned to claims professionals based on coverage and jurisdictional expertise. Claims meeting certain criteria are referred to line of business claim specialists. Certain claims arising outside of our principal marketing territory are assigned to an independent claims service provider. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims adjustment activities. Claims professionals are also supported by a network of in-house legal counsel and an anti-fraud investigative unit. A special claims unit in the home office manages more complex specialized matters such as asbestos and environmental claims.

The PMA Insurance Group maintains a centralized claims processing center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals. The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution. PMA’s Customer Service Center also houses a centralized call center providing 24 hour coverage for customer requests and inquiries. Currently, approximately 40% of new losses are reported electronically through our internet based technology, including Cinch®, our internet risk management information technology.

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

The main factors upon which entities in our markets compete are price, service, product capabilities and financial security. The PMA Insurance Group attempts to price its products in such a way that the prices charged to its clients are commensurate with the overall marketplace while still adhering to our underwriting standards. The PMA Insurance Group will reject or non-renew accounts where we believe the market rates, terms and conditions for such risks are not acceptable.

We maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with our products and services. We periodically participate in client surveys to gain an understanding of the perceptions of our service as compared to our competitors.

We attempt to design products that meet the needs of clients in our markets. In recent years, The PMA Insurance Group has developed products that reflect the evolving nature of the workers' compensation market. Specifically, it has developed PMA One, a product that provides for group integrated occupational and non-occupational disability coverages. The PMA Insurance Group has also increased its focus on rehabilitation and managed care to control workers' compensation costs for the employers. In addition, it also continues to benefit from writing business for insureds mainly operating in The PMA Insurance Group's principal marketing territory but with some operations in other states. See "The PMA Insurance Group—Products" for additional discussion. We continually evaluate new product opportunities for The PMA Insurance Group.

Industry Trends

During the late 1990s and into 2000, the property and casualty insurance industry was characterized by excess capacity, which resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. As a result of this prolonged soft market, capacity in the property and casualty market began to contract late in 2000, as companies withdrew from the business or ceased operations.

In response to market conditions, many insurance and reinsurance companies, including our companies, independently sought and achieved significant price increases and improved policy terms commencing in the second half of 2000. In 2002, we realized price increases at The PMA Insurance Group in excess of 15%. These increases continued in 2003 and 2004, but at a lesser rate. The PMA Insurance Group obtained price increases of 10% for its workers’ compensation business in 2003 and 6% in 2004. We have also increased the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products.

Despite current market conditions, there can be no assurance that prices and premiums will increase at a level consistent with loss cost inflation. Even if the industry in general experiences those types of increases, we cannot assure you that we will see similar increases or that we will achieve price increases consistent with 2004. Further, any benefit that we derive from such price increases may be partially or completely offset by increases in ceded reinsurance premiums, frequency of reported losses or by loss cost inflation.

RUN-OFF OPERATIONS

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we placed in run-off in May 2002.

See Note 14 in Item 8 of this Form 10-K for additional information regarding the Run-off Operations.

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

Late in 2000, PMA Re invested in a Lloyd’s of London managing general agency, Cathedral Capital PLC, and commencing in 2001, we began participating in the results of Syndicate 2010, which primarily writes property and aviation reinsurance. Cathedral Capital primarily provides underwriting and management services for various Lloyd’s syndicates providing primarily property and casualty coverages. Cathedral Capital agreed to indemnify us for losses exceeding £300,000 arising from Syndicate 2010 related to the 2001 and 2002 underwriting years of account in which we participated. In consideration for the indemnification, we agreed to pay Cathedral Capital 30% of any underwriting profit related to the 2001 and 2002 years of account. During 2004, we sold our interest in Cathedral Capital and recorded a gain of $2.5 million on the sale.

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

The Finite Risk and Financial Products underwriting unit provided PMA Re’s insurance company clients with risk management solutions that complemented their traditional reinsurance program. Under its finite risk covers, PMA Re assumed a measured amount of insurance risk in exchange for a specified margin. Our finite risk reinsurance covers typically included a combination of sub-limits and caps on the maximum gain or loss to PMA Re as the reinsurer. As part of our run-off strategy, we sold the renewal rights to the business in November 2003.

The Specialty-Treaty underwriting unit wrote business that fell outside the confines of our traditional property and casualty risks. The Facultative underwriting unit wrote property and casualty reinsurance on an individual risk basis and on a program/semi-automatic basis, in which we agreed to accept risks that fell within certain predetermined parameters. The Accident-Treaty unit offered a wide variety of accident products to life insurance companies, writers of workers’ compensation insurance and writers of Special Risk insurance. In 2004, we entered into a 100% quota share reinsurance agreement with a third-party reinsurer covering all of the liabilities of the Accident-Treaty unit occurring after December 31, 2003, in return for 100% of the Unit’s unearned premiums.

Our excess and surplus lines business focused on excess and surplus lines of insurance for low frequency/high severity risks that were declined by the standard market. The Run-off Operations wrote business throughout the United States, generally through surplus lines brokers.

The claims departments of the Run-off Operations analyze reported claims, establish individual claim reserves, pay claims, provide claims-related services to clients and audit the claims activities of selected clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department also monitors the progress and ultimate outcome of the claims to determine that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with the actuarial department.

In addition to evaluating and adjusting claims, the claims department conducts claims audits at the offices of selected ceding companies. The claims department also conducts annual claims audits of many client ceding companies.

REINSURANCE AND RETROCESSIONAL PROTECTION

We follow the customary insurance practice of reinsuring with other insurance companies a portion of the risks under the policies written by our insurance subsidiaries. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The ceded reinsurance agreements of our insurance subsidiaries generally may be terminated at their annual anniversary by either party upon 30 to 120 days’ notice. In general, the reinsurance agreements are treaty agreements, which cover all underwritten risks of the types specified in the treaties. Our reinsurance is on a per risk and per occurrence basis. Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence. Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.

See “Item 7 - MD&A - Reinsurance” and Note 5 in Item 8 of this 10-K for additional information.

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

After a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of management based on reserving practices and management’s experience and knowledge regarding the nature and value of the specific type of claim. Claims personnel review and update their estimates as additional information becomes available and claims proceed toward resolution. In addition, reserves are also established on an aggregate basis:

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

Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are generally subject to more unforeseen development and uncertainty. Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2004, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity.

The table on the next page presents the subsequent development of the estimated year-end property and casualty reserves, net of reinsurance (“net reserves”), for the ten years prior to 2004. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimates of the net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2004; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 2000 relating to losses incurred in 1994 would be included in the cumulative deficiency amount for each of the years 1994 through 1999. However, the deficiency would be reflected in operating results in 2000 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development

December 31,
(dollar amounts in millions)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

I. Initial estimated liability for
unpaid losses and LAE,
net of reinsurance	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8

II. Amount of reserve paid,
net of reinsurance through:

- one year later	$398.9	$437.6	$398.8	$360.7	$354.6	$494.9	$457.0	$644.3	$650.5	$605.8	$-
- two years later	763.7	780.0	669.6	646.0	717.7	764.1	838.8	1,064.2	1,015.2
- three years later	1,072.9	999.0	894.8	924.6	880.3	1,052.9	1,107.6	1,297.6
- four years later	1,252.2	1,183.5	1,118.2	1,013.0	1,125.8	1,248.3	1,226.1
- five years later	1,405.9	1,369.7	1,172.3	1,196.9	1,261.0	1,330.7
- six years later	1,573.2	1,407.9	1,325.2	1,289.7	1,327.8
- seven years later	1,595.8	1,542.2	1,394.5	1,336.0
- eight years later	1,722.5	1,609.8	1,428.2
- nine years later	1,783.3	1,637.1
- ten years later	1,806.1

III. Reestimated liability,
net of reinsurance, as of

- one year later	$1,907.4	$1,964.6	$1,748.5	$1,624.3	$1,314.7	$1,290.9	$1,152.2	$1,302.8	$1,403.1	$1,305.9	$-
- two years later	2,073.4	1,866.8	1,700.5	1,557.6	1,299.7	1,304.1	1,269.4	1,499.0	1,395.6
- three years later	1,986.7	1,819.2	1,611.1	1,495.3	1,288.9	1,336.6	1,399.8	1,499.3
- four years later	1,942.0	1,742.1	1,542.3	1,480.8	1,326.3	1,426.9	1,397.3
- five years later	1,880.3	1,672.6	1,524.3	1,482.9	1,346.7	1,436.1
- six years later	1,822.1	1,658.0	1,519.0	1,487.5	1,350.2
- seven years later	1,807.6	1,655.3	1,514.0	1,492.4
- eight years later	1,807.3	1,650.0	1,517.8
- nine years later	1,804.9	1,655.1
- ten years later	1,804.7

IV. Cumulative deficiency
(redundancy):	$(51.2)	$(153.4)	$(316.7)	$(178.5)	$3.0	$151.7	$268.6	$356.2	$211.3	$(40.4)	$-

V. Net liability	$1,855.9	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8
Reinsurance recoverables	247.9	261.5	256.6	332.3	593.7	648.2	924.4	1,181.3	1,265.6	1,195.0	1,112.8
Gross liability	$2,103.8	$2,070.0	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.1	$2,324.4	$2,449.9	$2,541.3	$2,111.6

VI. Re-estimated net liability	$1,804.7	$1,655.1	$1,517.8	$1,492.4	$1,350.2	$1,436.1	$1,397.3	$1,499.3	$1,395.6	$1,305.9
Re-estimated reinsurance recoverables	263.4	292.7	271.0	330.9	624.2	867.8	1,184.3	1,296.3	1,246.0	1,200.5
Re-estimated gross liability	$2,068.1	$1,947.8	$1,788.8	$1,823.3	$1,974.4	$2,303.9	$2,581.6	$2,795.6	$2,641.6	$2,506.4

For additional information regarding our loss reserves and prior year loss development, see Note 4 in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group - Losses and Expenses,” “Run-off Operations” and “Loss Reserves and Reinsurance.”

Unpaid losses and LAE on a GAAP basis were $2,111.6 million and $2,541.3 million at December 31, 2004 and 2003, respectively. Unpaid losses and LAE on a statutory basis were $823.3 million and $1,080.1 million at December 31, 2004 and 2003, respectively. The difference between GAAP and statutory loss reserves reflects: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2004 and 2003, our gross unpaid losses and LAE were recorded net of discount of $244.2 million and $247.0 million, respectively. Our net liability for unpaid losses and LAE was recorded net of discount of $70.5 million and $82.3 million at December 31, 2004 and 2003, respectively. Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $448.7 million and $433.8 million, net of discount of $48.2 million and $54.6 million, respectively. Unpaid losses on certain workers’ compensation claims are discounted to present value using our payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department. We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable. Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion reduced pre-tax results by $3.9 million in 2004 and benefited 2003 pre-tax results by $6.3 million.

At December 31, 2004, our loss reserves were stated net of $30.8 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

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

The Strategy and Operations Committee of our Board of Directors is responsible for reviewing our investment objectives. We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers. Investments by the Pooled Companies and PMA Capital Insurance Company must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania.

We do not currently have any derivative financial instruments in our investment portfolio. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 10% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including financing subsidiaries of automotive manufacturers.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Item 7 - MD&A - Investments” as well as Notes 2-B and 3 in Item 8 of this Form 10-K.

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

The rating scales of A.M. Best and Moody’s are characterized as follows:

•	A.M. Best—A++ to S (“Superior” to “Suspended”)
•	Moody’s—Aaa to C (Exceptional financial security to lowest-rated class)

As of February 28, 2005, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best		Moody's(1)

Pooled Companies(2)	A-	(4th of 16)	Ba1	(11th of 21)

PMA Capital Insurance Company	B+	(6th of 16)	B1	(14th of 21)

Senior Debt Ratings:	Moody's(1)
PMA Capital Corporation	B3	(16th of 21)

(1)	Developing outlook.
(2)
The Pooled Companies represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.

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

See “Risk Factors” beginning on page 21 for additional information regarding our ratings.

REGULATORY MATTERS

General

One or more of The PMA Insurance Group’s Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, 52 jurisdictions (including Puerto Rico and the District of Columbia). PMACIC is licensed or accredited to transact business in, and is subject to regulation and supervision by, 49 states and the District of Columbia. Our insurance subsidiaries are authorized and regulated in all jurisdictions where they conduct insurance business.

In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for that purpose. The Pooled Companies and PMACIC are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms, certain terms and conditions and related material and, for certain lines of insurance, including rate-sensitive workers’ compensation, the approval of rates. Property and casualty reinsurers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, underwriting rules and policy forms. The form and content of statutory financial statements are regulated.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. TRIA expires on December 31, 2005 and although legislation has been introduced in Congress to extend TRIA, there is no assurance that it will be re-enacted or extended. For terrorist acts to be covered under TRIA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 15% deductible for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of covered industry-wide losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $70 million in 2005 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting new and renewal commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.

However, because of the unpredictable nature of terrorism, TRIA’s uncertain application, the amount of terrorism losses that The PMA Insurance Group must retain under TRIA and the fact that TRIA does not apply to, and we do not have terrorism exclusions in all of, our reinsurance business, future terrorist attacks may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding The PMA Insurance Group’s underwriting criteria, see Business - The PMA Insurance Group, Underwriting on page 6 of this Form 10-K.

Further, although we do not write health insurance, federal and state rules and regulations affecting health care services can affect the workers’ compensation services we provide. We cannot predict what health care reform legislation will be adopted by Congress or by state legislatures where we do business or the effect, if any, that the adoption of health care legislation or regulations at the federal or state level will have on our results of operations.

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Insurance Department has completed examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 2002. The examinations did not result in any material adjustments to our statutory capital as previously filed in our statutory financial statements. No material qualitative matters were raised as a result of the examinations.

Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the Commonwealth of Pennsylvania. Pennsylvania’s state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the Pennsylvania Insurance Department must be received before entering into an intercompany transaction. Further, these laws require that an insurer's policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

As a result of discussions with the Pennsylvania Insurance Department, PMACIC entered into a voluntary agreement with the Department, dated December 22, 2003. Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $32.9 million as of December 31, 2004) of the fair market value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. The letter agreement shall remain in effect until the Commissioner, or PMACIC and the Commissioner, determine it is no longer necessary, or until and unless it is superseded by a regulatory order.

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

Under Pennsylvania law, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the Commissioner for such acquisition of control. Pursuant to the Pennsylvania law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have "control" of such company. This presumption may be rebutted by a showing that control does not exist in fact. The Commissioner, however, may find that "control" exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

Under Pennsylvania laws and regulations, our insurance subsidiaries may pay dividends only from unassigned surplus and future earnings arising from their businesses and must receive prior approval of the Pennsylvania

Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer's policyholders' surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer's statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus. Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Pennsylvania law also provides that following the payment of any dividend, the insurer's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Pennsylvania Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.

The Pooled Companies paid dividends of $12.1 million to PMA Capital Corporation in 2004. As of December 31, 2004, The PMA Insurance Group’s Pooled Companies can pay up to $23.5 million in dividends to PMA Capital Corporation during 2005 without the prior approval of the Pennsylvania Insurance Department. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. See “Insurance Holding Company Regulation” on page 14 for information regarding restrictions on PMACIC’s ability to pay dividends to PMA Capital Corporation.

In addition to the regulatory restrictions, we may not declare or pay cash dividends or distributions on our Class A Common stock if we elect to exercise our right to defer interest payments on our $43.8 million of trust preferred debt outstanding.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has adopted risk-based capital requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under risk-based capital (“RBC”) requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

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

At December 31, 2004, the RBC ratios of the Pooled Companies ranged from 428% to 1036% and PMACIC’s RBC ratio was 379%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2004, each of the Pooled Companies reported unusual values in two ratios, relating to: (1) change in net premiums written, and (2) investment yield. The unusual value related to change in net premiums written was a result of our decrease in writings primarily due to the B++ financial strength rating. The unusual value related to investment yield related primarily to a decrease in yield on our bond portfolio.

In 2004, PMACIC reported five unusual values, relating to: (1) liabilities to liquid assets ratio, (2) investment yield, (3) change in policyholder’s surplus, (4) the two-year overall operating ratio, and (5) change in net premiums. The unusual value relating to the liabilities to liquid assets ratio is principally due to assets, such as funds held by reinsureds and deposit accounting assets, that are not included as assets for purposes of the calculation. The unusual value related to investment yield relates primarily to a decrease in yield on our bond portfolio. The unusual value related to the change in policyholder’s surplus is due to the transfer of the Pooled Companies to PMA Capital Corporation during 2004. The unusual value relating to the two-year overall operating ratio related to the unfavorable prior year loss development in 2003. The unusual value for change in net premiums written related primarily to the cessation of writing new business at PMACIC.

EMPLOYEES

As of February 28, 2005, we had approximately 1,025 full-time employees. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We consider the relationship with our employees to be good.

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

The Annual Statements for PMACIC and the Pooled Companies, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices. Annual Statements for the years ended December 31, 2004, 2003 and 2002 for each of these subsidiaries are available on the Investor Information portion of our website www.pmacapital.com.

GLOSSARY OF SELECTED INSURANCE TERMS

Accident year	The year in which an occurrence occurs, regardless of when any policies covering it are written, when the occurrence is reported, or when the associated claims are closed and paid.

Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.

Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered.

Broker
One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.

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

Cede; ceding company	When a company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Claims-made policy
A term describing an insurance policy that covers claims made (reported or filed) during the year the policy is in force for any incidents that occur that year or during any previous period during which the insured was covered under a “claims-made” contract.

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned.

Direct reinsurer, direct
underwriter, direct writer	A reinsurer that markets and sells reinsurance directly to its reinsureds without the assistance of brokers.

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

Excess of loss reinsurance
The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as nonproportional reinsurance.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Finite risk reinsurance
A form of reinsurance combining common features of traditional reinsurance with additional features that recognize the reinsured’s needs regarding cash flows, investment yields and capital management. This type of reinsurance usually includes caps on the maximum gain or loss to the reinsurer.

Funds held	The holding by a ceding company of funds representing the unearned premium reserve or the outstanding loss reserve applied to the business it cedes to a reinsurer.

Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported
(“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses
The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).

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

Policyholders’ dividend ratio	The ratio of policyholders’ dividends to earned premiums.

Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.

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

Retrocession;
retrocessionaire
A transaction whereby a reinsurer cedes to another reinsurer (the “retrocessionaires”) all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Statutory accounting
principles ("SAP")	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.

Statutory or policyholders’
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

Underwriting	The insurer’s/reinsurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premiums	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

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

Reserves are estimates and do not and cannot represent an exact measure of liability. If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Our reserves as of December 31, 2004 were in the aggregate $2.1 billion, consisting of $1.2 billion related to The PMA Insurance Group and $919 million related to Run-off Operations. During the years ended December 31, 2003 and 2002, we increased our reserves for prior years’ losses and loss adjustment expenses by $218.8 million and $159.7 million, respectively. Reserves are estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future events. The inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages than for property coverages. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty.

Reserve estimates are continually refined through an ongoing process as further claims are reported and settled and additional information concerning loss experience becomes known. Because setting reserves is inherently uncertain, our current reserves may prove inadequate in light of subsequent developments. If we increase our reserves, our earnings for the period will generally decrease by a corresponding amount. Therefore, future reserve increases could have a material adverse effect on our results of operations, financial condition and financial strength and credit ratings.

We have recorded significant reserve charges in the past and if we experience additional significant reserve charges it could adversely affect our ability to continue in the ordinary course of our business.

We have recorded significant reserve charges in the past. In the third quarter of 2003, we recorded a charge of $150 million pre-tax, related to higher than expected underwriting losses, primarily from casualty reinsurance business written in accident years 1997 to 2000. As a result of this charge, the financial strength ratings of our insurance subsidiaries and our debt ratings were reduced, and we decided to exit the reinsurance business. We also suspended the payment of our regular cash dividend. Our capital position was also diminished. If, in the future, actual losses and loss adjustment expenses develop larger than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. A significant increase in reserves could have a material adverse effect on our ability to continue in the ordinary course of our business.

We experienced a significant reduction in premium volume in 2004 following our ratings downgrade.

We reported consolidated net premiums written of $1,192 million in 2003. For 2004, we had consolidated net premiums written of $302 million, a decrease of $890 million, or 75%, from 2003. The lower net premiums written in 2004 reflect the impact of our decision to exit the reinsurance business and, to a lesser extent, the impact to The PMA Insurance Group’s operations of its “B++” A.M. Best financial strength rating between November 2003 and November 2004. A further reduction in premium volume, or a continuation of the reduced volumes experienced in 2004, would have a material adverse effect on our results of operations, liquidity and capital resources.

Because insurance ratings, particularly from A.M. Best, are important to our policyholders downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries. Ratings are not recommendations to buy our securities.

Between November 2003 and November 2004, The PMA Insurance Group’s financial strength rating was downgraded from “A-” to “B++” which constrained its ability to attract and retain business. Certain clients, particularly large account clients and clients in the construction industry will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating. The PMA Insurance Group’s “A-” rating was restored on November 15, 2004, however, any future downgrade in The PMA Insurance Group’s A.M. Best rating could result in a material loss of business as policyholders could move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business. Accordingly, such a downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain or improve these ratings. Each rating should be evaluated independently of any other rating.

The Pennsylvania Insurance Department’s restriction on the declaration and payment of dividends from PMA Capital Insurance Company could adversely affect our ability to meet our obligations.

In June 2004, the Pennsylvania Insurance Department approved our application for our primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. As a result, the Pooled Companies became direct subsidiaries of PMA Capital Corporation and can pay dividends directly to PMA Capital Corporation. In its Order approving the unstacking, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends or return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania law. As a result, we may not be able to receive dividends from PMACIC at times and in amounts necessary to meet our debt obligations and corporate expenses. As of December 31, 2004, the statutory surplus of PMACIC was $224.5 million and its risk based capital ratio was 379% of Authorized Control Level Capital.

We may not have sufficient funds to satisfy our obligations under our indebtedness and our other financial obligations.

As of December 31, 2004, we had $214.5 million of outstanding indebtedness. Our ability to service our indebtedness and to meet our other financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors, including factors beyond our control. In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets. However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are acceptable to us. In addition, we may be required to use all or a portion of the proceeds of such transactions to repay obligations under our 6.50% Convertible Debt or our 8.50% Monthly Income Senior Notes due 2018. Accordingly, we cannot assure you that we will have sufficient funds to satisfy our obligations under our indebtedness and to meet our other financial obligations.

The indentures governing our indebtedness restrict our ability to engage in certain activities.

The indentures governing our indebtedness restrict our ability to, among other things:

•  incur additional debt;

•  pay dividends on or redeem or repurchase capital stock;

•  make certain investments;

•  enter into transactions with affiliates;

•  transfer or dispose of capital stock of subsidiaries; and

•  merge or consolidate with another company.

The above restrictions could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities.

Because credit ratings are important to our creditors, downgrades in our credit ratings may adversely affect us.

Nationally recognized rating agencies rate the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities. A downgrade in our debt ratings will affect our ability to raise additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, a downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

Our reserves for asbestos and environmental claims may be insufficient.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards and regulations. We believe that our reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to changing interpretations by courts involving coverage issues, the potential for changes in federal and state standards for clean-up and liability, as well as issues involving policy provisions, allocation of liability and damages among participating insurers, and proof of coverage, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition, results of operations and liquidity. At December 31, 2004, 2003 and 2002, gross reserves for asbestos-related losses were $27.9 million, $37.8 million, and $42.1 million, respectively ($14.0 million, $17.8 million and $25.8 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $10.3 million, $14.9 million and $22.9 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, 2003 and 2002, gross reserves for environmental-related losses were $16.1 million, $14.2 million and $18.2 million, respectively ($6.4 million, $8.8 million and $14.3 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $3.0 million, $3.7 million and $7.9 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Recent examples of emerging claims and coverage issues that have affected us include:

•
increases in the number and size of claims relating to construction defects and mold, which often present complex coverage and damage valuation questions, making it difficult for us to predict our exposure to losses; and

•
changes in interpretation of the named insured provision with respect to the uninsured/ underinsured motorist coverage in commercial automobile policies, effectively broadening coverage and increasing our exposure to claims.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

We rely on independent agents and brokers and therefore we are exposed to certain risks.

Approximately 87% of The PMA Insurance Group’s business in 2004 was produced through independent agents and brokers. We do business with a large number of independent brokers on a non-exclusive basis and we cannot rely on their ongoing commitment to our insurance products.

In accordance with industry practice, our customers often pay the premiums for their policies to agents and brokers for payment over to us. These premiums are considered paid when received by the broker and, thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with our reliance on agents and brokers in connection with the settlement of insurance balances.

Additionally, the New York Attorney General and certain state regulators have initiated investigations and commenced legal actions against certain brokers and other insurance companies concerning their commission agreements and other practices.  The outcome of these investigations and actions and the impact of any regulatory changes governing agent and broker commissions is uncertain.  Any disruption in the ability of agents and brokers to sell our insurance products could harm our business.

Our failure to realize our deferred income tax asset could lead to a writedown, which could adversely affect our results of operations.

Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist. As of December 31, 2004, our net deferred tax asset was $86.5 million. Failure to achieve projected levels of profitability could lead to a writedown in the deferred tax asset if the recovery period becomes uncertain or longer than expected.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding). During 2004, we had $352.3 million of gross premiums written of which we ceded $50.7 million, or 14% of gross premiums written, to reinsurers for reinsurance protection. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2004, we had $1.1 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Our ability to collect reinsurance is dependent upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers. We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

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

This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions of certain transactions between our insurance subsidiaries and their affiliates, including us;

•	restrictions on the nature, quality and concentration of investments;

•	limitations on the rates that we may charge on our primary insurance business;

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•	limitations on the amount of dividends that insurance subsidiaries can pay;

•	the existence and licensing status of the company under circumstances where it is not writing new or renewal business;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•
assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

On December 22, 2003, PMACIC entered into a voluntary agreement with the Pennsylvania Insurance Department. Pursuant to the agreement, PMACIC has agreed to request the Pennsylvania Insurance Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent of the fair market value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. Finally, the Pennsylvania Insurance Department may impose additional operational or administrative restrictions deemed necessary by the Pennsylvania Insurance Commissioner for implementation of the agreement. These restrictions, as well as any further restrictions on the conduct of PMACIC’s business, may adversely affect its ability to efficiently conduct the run-off of its insurance liabilities.

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance operations or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2004, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition. In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;

•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses; and

•	volatility associated with the long-tail nature of the reinsurance business, which may impact our operating results.

The property and casualty insurance industry historically is cyclical in nature. The demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry has been very competitive and the fluctuations in demand and competition and the impact on us of other factors identified above could have a negative impact on our results of operations and financial condition.

We operate in a highly competitive industry which makes it more difficult to attract and retain new business.

Our business is highly competitive and we believe that it will remain so for the foreseeable future. The PMA Insurance Group has six major competitors: Liberty Mutual Insurance Company, American International Group, Inc., Zurich/Farmers Group, St. Paul Travelers, The Hartford Insurance Group and CNA. All of these companies and some of our other competitors have greater financial, marketing and management resources than we do.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their business and new companies attempt to enter the insurance and reinsurance business;

•
the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies, such as banks and brokerage firms, to engage in certain insurance activities), which could result in increased competition from financial services companies;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

•	changing practices caused by technology, which have led to greater competition in the insurance business.

Many commercial property and casualty insurers and industry groups and associations currently offer alternative forms of risk protection in addition to traditional insurance products. These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted to allow for better control of risk management and costs. We cannot predict how continued growth in alternative forms of risk protection will affect our future results of operations, but it could reduce our premium volume.

Following the terrorist attacks on September 11, 2001, a number of new insurers and reinsurers have been formed to compete in our industry, and a number of existing market participants have raised new capital which may enhance their ability to compete with us. In addition, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act, which was adopted in November 1999.

Because our investment portfolio is primarily fixed-income securities, the fair value of our investment portfolio and our investment income could suffer as a result of fluctuations in interest rates.

We currently maintain and intend to continue to maintain an investment portfolio primarily of fixed-income securities. The fair value of these securities can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship to changes in interest rates, while net investment income earned by us from future investments in fixed-income securities will generally increase or decrease with interest rates. Our overall investment strategy is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers, industry segments and geographic regions. However, there can be no assurance that our investment securities will not become impaired or decline in quality or value. All of our fixed-income securities are classified as available for sale; as a result, changes in the market value of our fixed-income securities are reflected in our balance sheet. Accordingly, changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed-income investments, which could have an adverse effect on our results of operations and financial condition.

Our business is dependent upon our key executives, certain of whom do not have employment agreements with restrictive covenants and can leave our employment at any time.

Our success depends significantly on the efforts and abilities of our key executives. We currently have employment agreements that include restrictive covenants with three of our key executives; however, we do not have employment agreements with our other executives. Accordingly, such other executives may leave our employ at any time. Our future results of operations could be adversely affected if we are unable to retain our current executives, attract new executives or if our current executives leave our employ and join companies that compete with us.

We have exposure to catastrophic events, which can materially affect our financial results.

We are subject to claims arising out of catastrophes that may have a significant effect on our results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes, or terrorist event, could exceed our reinsurance protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

Man-made events, such as terrorism, can also cause catastrophes. For example, the attack on the World Trade Center has, to date, resulted in approximately $30 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection, for 2001. Because of the jury verdict on December 6, 2004 that concluded that the attack on the World Trade Center was two occurrences instead of one, this estimate may change. However, it is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts, the possible development of additional facts related to the attack and whether the recent court decision will be successfully appealed. As more information becomes available, we may need to change our estimate of these losses.

Although the Terrorism Risk Insurance Act of 2002 (“TRIA”) may mitigate the impact of future terrorism losses in connection with the commercial insurance business offered by The PMA Insurance Group, because of its uncertain application, the amount of losses a company must retain and the fact that it does not apply to reinsurance business, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity. TRIA expires on December 31, 2005 and although legislation has been introduced in Congress to extend TRIA, there is no assurance that it will be re-enacted or extended.

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

Purported class action lawsuits may result in financial losses and may divert management resources. In addition, we are subject to litigation in the ordinary course of our business.

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A common stock, the 4.25% Senior Convertible Debentures due 2022 and 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls.

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

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including our ability to write new and renewal business and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements, we may need to raise additional funds through financings.

Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our shareholders and the securities may have rights, preferences and privileges that are senior to those of our shares of common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

We are an insurance holding company with no direct operations. Statutory requirements governing dividends from our principal operating subsidiaries could adversely affect our ability to meet our obligations.

We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends within any twelve month period and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Generally this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus, but only to the extent of unassigned surplus. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula.

Provisions in our charter documents may impede attempts to replace or remove our board or management with management favored by shareholders.

Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent changes in our board of directors or management that shareholders may desire. These provisions include:

•	requiring advance notice requirements for nominations for election to the board of directors or for proposing business that can be acted on by shareholders at meetings;

•	establishing a classified board of directors and permitting our board to increase its size and appoint directors to fill newly created board vacancies;

•	requiring shareholders to show cause to remove one or more directors; and

•	prohibiting shareholders from acting by written consent.

Item 2. Properties

Our headquarters are located in a four story, 110,000 square foot building that we own in Blue Bell, Pennsylvania. We lease approximately 27,000 square feet in Philadelphia, Pennsylvania. We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party.

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

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A common stock, the 4.25% Senior Convertible Debentures due 2022 and 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls.

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

On December 15, 2004, we filed a motion to dismiss with the United States District Court for the Eastern District of Pennsylvania. The Judge has scheduled oral arguments with respect to our motion on April 11, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Vincent T. Donnelly	52	President and Chief Executive Officer
William E. Hitselberger	47	Executive Vice President and Chief Financial Officer
Robert L. Pratter	60	Senior Vice President, General Counsel and Secretary

Vincent T. Donnelly was elected as President and Chief Executive Officer in February 2004 and served as head of the interim-Office of the President from November 2003 to February 2004. Prior to that, he served as President and Chief Operating Officer of The PMA Insurance Group since February 1997, and has served as Executive Vice President of PMA Capital Insurance Company since November 2000. Mr. Donnelly served as Senior Vice President Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

William E. Hitselberger was elected as Executive Vice President in April 2004 and serves as our Chief Financial Officer. Prior to that date, he had served as our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. He has also served as Vice President and Chief Financial Officer of The PMA Insurance Group from 1998 to June 2002 and Vice President of The PMA Insurance Group from 1996 to 1998.

Robert L. Pratter has served as our Senior Vice President, General Counsel and Secretary since June 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company since November 2000. From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane Morris LLP.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common stock is listed on The Nasdaq Stock Market¨. It trades under the stock symbol: PMACA.

Following is information regarding trading prices for our Class A Common Stock:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Class A Common Stock Prices:
High	$7.08	$9.13	$9.16	$10.85
Low	4.70	6.01	5.70	6.74
Close	6.07	9.00	7.55	10.35

2003
Class A Common Stock Prices:
High	$15.00	$12.76	$13.10	$14.25
Low	6.40	6.28	11.53	3.88
Close	6.77	12.12	12.53	5.12

There were 192 holders of record of our Class A Common stock at February 28, 2005. We declared quarterly dividends of $0.105 per share for our Class A Common stock in the first three quarters of 2003. On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common stock. Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. Furthermore, in its Order approving the transfer of the Pooled Companies from PMA Capital Insurance Company ("PMACIC") to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. For additional information on these restrictions, see “Item 7 - MD&A - Liquidity and Capital Resources.”

Issuer Purchase of Equity Securities

The following table provides information regarding repurchases we made of our convertible debt during 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
10/1/04-10/31/04	-	-	-	-
11/1/04-11/30/04	-	-	-	-
12/1/04-12/31/04(1)	72,397	$16.368	-	-

(1)
Transactions represent the repurchase of a portion of our outstanding 4.25% Convertible Debt prior to its scheduled maturity. The average price paid per share is calculated by dividing the total cash paid for the debt by the number of shares of Class A common stock into which the debt is currently convertible.

Item 6. Selected Financial Data

(dollar amounts in thousands, except per share data)	2004	2003(1)	2002(1)	2001(1)	2000

Net Premiums Written	$301,610	$1,192,254	$1,104,997	$769,058	$545,555

Consolidated Results of Operations:
Net premiums earned	$518,585	$1,198,165	$991,011	$732,440	$531,424
Net investment income	56,945	68,923	84,881	86,945	102,591
Net realized investment gains (losses)	6,493	13,780	(16,085)	7,988	11,975
Other revenues	25,941	20,379	15,330	22,599	14,000
Total consolidated revenues	$607,964	$1,301,247	$1,075,137	$849,972	$659,990

Net income (loss)	$1,830	$(93,569)	$(48,024)	$7,103	$1,325

Per Share Data:
Weighted average shares:
Basic	31,344,858	31,330,183	31,284,848	21,831,725	21,898,967
Diluted	31,729,061	31,330,183	31,284,848	22,216,695	22,353,622
Net income (loss) per share
Basic	$0.06	$(2.99)	$(1.53)	$0.33	$0.06
Diluted	$0.06	$(2.99)	$(1.53)	$0.32	$0.06
Dividends declared per Common share(2)	$-	$-	$-	$-	$0.08
Dividends declared per Class A Common share(2)	$-	$0.315	$0.42	$0.42	$0.39
Shareholders' equity per share	$14.06	$14.80	$18.56	$19.64	$20.40

Consolidated Financial Position:
Total investments	$1,427,832	$2,012,187	$1,828,610	$1,775,335	$1,826,949
Total assets	3,253,985	4,187,958	4,105,794	3,802,979	3,469,406
Reserves for unpaid losses and LAE	2,111,598	2,541,318	2,449,890	2,324,439	2,053,138
Debt	214,467	187,566	151,250	62,500	163,000
Shareholders' equity	445,451	463,667	581,390	612,006	440,046

(1)
Results for 2003 were impacted by $49 million from the recording of a valuation allowance on the Company’s deferred tax asset. Results for 2002 were impacted by $43 million pre-tax ($28 million after-tax) for costs associated with the exit from and run off of Caliber One, our former excess and surplus lines business. Results for 2001 were impacted by $30 million pre-tax ($20 million after-tax) for World Trade Center losses.

(2)
Effective at the close of business April 24, 2000, all shares of Common Stock were reclassified as Class A Common stock. Accordingly, all dividends subsequent to April 24, 2000 are for the Class A Common stock.

(dollar amounts in thousands)	2004	2003 (1)	2002 (1)	2001 (1)	2000

Components of net income (loss)(3):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,166	$21,541	$25,346	$23,148	$21,601
Run-off Operations(4)	5,509	(80,376)	(74,204)	(29,355)	(14,436)
Corporate and Other	(21,223)	(22,691)	(14,214)	(6,197)	(19,017)
Net realized investment gains (losses)	6,493	13,780	(16,085)	7,988	11,975

Income (loss) before income taxes	3,945	(67,746)	(79,157)	(4,416)	123
Income tax expense (benefit)	2,115	25,823	(31,133)	(11,519)	(1,202)
Net income (loss)	$1,830	$(93,569)	$(48,024)	$7,103	$1,325

GAAP Insurance Ratios:
The PMA Insurance Group:
Loss and LAE ratio	74.9%	77.6%	75.0%	74.7%	74.9%
Expense Ratio(5)	29.4%	25.1%	26.4%	26.7%	29.3%
Policyholders' dividend ratio	1.1%	0.1%	1.8%	4.1%	7.5%
Combined ratio(6)	105.4%	102.8%	103.2%	105.5%	111.7%
Operating ratio(7)	98.4%	97.0%	94.5%	94.1%	92.7%

(3)	In addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 16 to our Consolidated Financial Statements as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

(4)	On November 6, 2003, we announced our decision to withdraw from the reinsurance business previously served by PMA Re. As a result of this decision, the results of PMA Re are reported as Run-off Operations. In May 2002, we exited the excess and surplus lines business and placed this business, formerly known as Caliber One, into run-off.

(5)	The expense ratio equals the sum of acquisition and insurance-related operating expenses divided by net premiums earned. Acquisition and insurance-related expenses for The PMA Insurance Group were $129.7 million, $142.7 million, $108.6 million, $92.3 million and $72.5 million for 2004, 2003, 2002, 2001 and 2000.

(6)	The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses plus acquisition expenses and policyholders' dividends (where applicable), all divided by net premiums earned.

(7)	The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2004, compared with December 31, 2003, and the results of operations of PMA Capital for 2004 and 2003, compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K (“Consolidated Financial Statements”). You should also read our discussion of Critical Accounting Estimates beginning on page 55 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See “Cautionary Statements” beginning on page 59 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1 - Business - Risk Factors” for a further discussion of risks that could materially affect our business.

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

Our business profile changed significantly in 2003 and 2004. On November 4, 2003, we announced a third quarter pre-tax charge of $150 million to increase the loss reserves for our reinsurance business for prior accident years. Following this announcement, A.M. Best Company, Inc. (“A.M. Best”) reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies, our primary insurance business, to B++ (Very Good). On November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business. We also decided to suspend payment of dividends on our Class A common stock. The B++ financial strength rating constrained The PMA Insurance Group’s ability to attract and retain business during 2004.

We achieved our most important goal for 2004, the restoration of The PMA Insurance Group's A- (Excellent) financial strength rating, on November 15, 2004. We believe the restoration of The PMA Insurance Group’s A-financial strength rating will enable us to achieve measured written premium growth in 2005, compared to 2004.

In June 2004, the Pennsylvania Insurance Department approved our application for our primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. As a result, the Pooled Companies can pay dividends directly to PMA Capital Corporation. In 2004, the Pooled Companies paid dividends of  $12.1 million to PMA Capital and can pay up to $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department.

In its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital is 379% of Authorized Control Level Capital.

On November 15, 2004, we exchanged $84.1 million aggregate principal amount of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) for $84.1 million aggregate principal amount of 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt”). We did not receive any proceeds as a result of the exchange offer. The exchange allowed us to extend the first put date associated with our convertible debt from September 2006 to June 2009. We also raised an additional $15 million of capital from the sale of 6.50% Convertible Debt on November 15, 2004. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase the new debt on the put date of June 30, 2009.

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

These items are further described elsewhere in the MD&A and in “Item 1-Business.”

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $1.8 million in 2004, compared to net losses of $93.6 million in 2003 and $48.0 million in 2002. The exchange and sale of the 6.50% Convertible Debt reduced 2004 results by $6.4 million after-tax ($9.8 million pre-tax), which included a loss on the debt exchange of $3.9 million after-tax ($6.0 million pre-tax) and a loss of $2.5 million after-tax ($3.8 million pre-tax) for the subsequent increase in the fair value of the derivative component of the 6.50% Convertible Debt. The loss associated with the derivative component is included in net realized investment gains and losses.

Including the increase in the fair value of the derivative component of the 6.50% Convertible Debt, after-tax net realized investment gains were $4.2 million for 2004, primarily reflecting sales reducing our per issuer exposure and general duration management trades. After-tax net realized gains were $9.0 million in 2003, compared to after-tax losses of $10.5 million in 2002. Net realized investment gains in 2003 were primarily attributable to sales intended to change the duration of our investment portfolio in order to better match our cash flows with our liability payouts. Net realized investment losses for 2002 primarily reflect impairment losses of $15.4 million after-tax ($23.8 million pre-tax) on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies.

Results for 2004 were also reduced by $3.9 million after-tax ($6.0 million pre-tax) which was attributable to our purchasing reinsurance that protects our statutory capital in the event of further adverse loss development at the Run-

off Operations. Also included in 2004 results was an after-tax gain of $4.3 million ($6.6 million pre-tax) on the sale of a partnership interest.

The net loss for 2003 reflects a third quarter after-tax charge of $97.5 million ($150 million pre-tax), to increase loss reserves for our reinsurance business. On November 6, 2003, we announced our decision to exit the reinsurance business and we are no longer writing new reinsurance business. Additionally, we established a valuation allowance of $49 million on our deferred tax asset in 2003.

Results for 2002 were reduced by approximately $76 million after-tax ($116 million pre-tax: $64 million for our reinsurance business and $52 million for our excess and surplus lines business) due to unfavorable prior year loss development at the Run-off Operations. Additionally, results for 2002 included a charge of $28 million after-tax for non-reserve charges ($43 million pre-tax) associated with our decision to exit and run off our excess and surplus lines business.

Consolidated revenues were $608.0 million, $1,301.2 million and $1,075.1 million in 2004, 2003 and 2002. The lower revenues in 2004 reflect lower net premiums earned due to our fourth quarter 2003 withdrawal from the reinsurance business and, to a lesser extent, the impact of the B++ financial strength rating on The PMA Insurance Group. The increase in revenues in 2003, compared to 2002, primarily reflected higher net premiums earned.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 15 to the Consolidated Financial Statements as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss). See Note 15 to our Consolidated Financial Statements for additional information.

(dollar amounts in thousands)	2004	2003	2002

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,166	$21,541	$25,346
Run-off Operations (1)	5,509	(80,376)	(74,204)
Corporate and Other	(21,223)	(22,691)	(14,214)
Net realized investment gains (losses)	6,493	13,780	(16,085)
Income (loss) before income taxes	3,945	(67,746)	(79,157)
Income tax expense (benefit)	2,115	25,823	(31,133)
Net income (loss)	$1,830	$(93,569)	$(48,024)

(1)
In November 2003 we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business.

We also provide combined ratios and operating ratios for The PMA Insurance Group on page 38. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by net premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

(dollar amounts in thousands)	2004	2003	2002

Net premiums written	$377,795	$603,593	$452,276
Net premiums earned	442,343	570,032	410,266
Net investment income	30,984	32,907	35,613
Other revenues	19,008	17,493	14,694
Total revenues	492,335	620,432	460,573

Losses and LAE	331,181	442,502	307,734
Acquisition and operating expenses	142,989	155,748	119,906
Dividends to policyholders	4,999	641	7,587
Total losses and expenses	479,169	598,891	435,227

Pre-tax operating income	$13,166	$21,541	$25,346

Combined ratio	105.4%	102.8%	103.2%
Less: net investment income ratio	7.0%	5.8%	8.7%
Operating ratio	98.4%	97.0%	94.5%

Pre-tax operating income for The PMA Insurance Group was $13.2 million in 2004, compared to $21.5 million in 2003 and $25.3 million in 2002. The lower pre-tax operating income in 2004, compared to 2003, primarily reflects lower underwriting results and lower net investment income. The lower pre-tax operating income in 2003, compared to 2002, primarily reflects lower underwriting results from accident years 2001 and 2002 in the workers’ compensation lines of business and lower net investment income, partially offset by improved current accident year underwriting results.

Premiums

The PMA Insurance Group’s premiums written are as follows:

(dollar amounts in thousands)	2004	2003	2002

Workers' compensation and integrated disability:
Direct premiums written	$341,242	$546,059	$397,639
Premiums assumed	34,401	24,799	13,338
Premiums ceded	(34,328)	(58,707)	(37,624)
Net premiums written	$341,315	$512,151	$373,353
Commercial Lines:
Direct premiums written	$45,801	$106,399	$102,918
Premiums assumed	1,610	1,177	1,437
Premiums ceded	(10,931)	(16,134)	(25,432)
Net premiums written	$36,480	$91,442	$78,923
Total:
Direct premiums written	$387,043	$652,458	$500,557
Premiums assumed	36,011	25,976	14,775
Premiums ceded	(45,259)	(74,841)	(63,056)
Net premiums written	$377,795	$603,593	$452,276

Direct workers’ compensation and integrated disability premiums written were $341.2 million in 2004, compared to $546.1 million in 2003, primarily reflecting the impact of the B++ A.M. Best financial strength rating between November 2003 and November 2004. This rating constrained our ability to write new business and to retain existing business in 2004. In 2003, direct workers' compensation and integrated disability premiums written increased by 37%, compared to 2002, primarily due to an increase in the volume of risks underwritten, and to a lesser extent, pricing increases. In addition, direct workers' compensation premiums written for 2003 included $35 million of retrospectively rated premiums recorded in the fourth quarter under loss-sensitive policies that are attributable to the higher than expected losses from accident years 2001 and 2002. See “Losses and Expenses” beginning on page 40 for additional information. Our renewal retention rate on existing workers’ compensation accounts was 62% for 2004, compared to 84% for 2003 and 82% for 2002. New workers’ compensation and integrated disability business was $42.1 million for 2004, compared to $133.3 million and $123.3 million for 2003 and 2002, respectively. We obtained price increases of approximately 6% in 2004, 10% in 2003 and 17% in 2002 on workers’ compensation business.

For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments. Manual rates in The PMA Insurance Group’s principal marketing territories for workers’ compensation increased on average 4% in 2004, 8% in 2003 and 13% in 2002. These increases in manual rates generally reflect the effects of higher average medical and indemnity costs in recent years. Manual rate changes directly affect the prices that The PMA Insurance Group can charge for its rate sensitive workers’ compensation products, which comprise 55% of workers’ compensation premiums for 2004.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), decreased by $60.6 million in 2004, compared to 2003, reflecting the impact of The PMA Insurance Group’s B++ A.M. Best financial strength rating, partially offset by price increases that averaged 19% in 2004. Direct writings increased by $3.5 million in 2003, compared to the immediately preceding year, primarily due to weighted average price increases of approximately 17% in 2003.

Premiums assumed increased $10.0 million and $11.2 million in 2004 and 2003, respectively, compared to the immediately preceding year, primarily due to an increase in the amount of residual market business in The PMA Insurance Group’s principal marketing territories. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded decreased $29.6 million in 2004 and increased $11.8 million in 2003, compared to the immediately preceding years. Premiums ceded for workers’ compensation and integrated disability decreased by $24.4 million in 2004, compared to 2003, as a result of lower direct premiums written for those lines and because The PMA Insurance Group increased its aggregate annual deductible for losses in excess of $250,000 to $18.8 million from $5.0 million on its workers’ compensation reinsurance program. Premiums ceded for workers’ compensation and integrated disability increased by $21.1 million in 2003, compared to 2002, as a result of the increase in direct premiums written as well as higher rates being charged by reinsurers. Premiums ceded for Commercial Lines were lower by $5.2 million and $9.3 million in 2004 and 2003, respectively, compared to the immediately preceding years, primarily reflecting the decrease in direct premiums written for commercial lines in 2004 and the increase in our net retentions in Commercial Lines from $500,000 in 2002 to $1.5 million in 2003.

Net premiums written and earned decreased 37% and 22%, respectively, in 2004, compared to 2003 and increased 33% and 39%, respectively, in 2003, compared to 2002. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. We made such an adjustment in 2003 as described above.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2004	2003	2002

Loss and LAE ratio	74.9%	77.6%	75.0%
Expense ratio:
Acquisition expenses	19.5%	15.9%	17.5%
Operating expenses(1)	9.9%	9.2%	8.9%
Total expense ratio	29.4%	25.1%	26.4%
Policyholders' dividend ratio	1.1%	0.1%	1.8%
Combined ratio	105.4%	102.8%	103.2%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $43.7 million, $52.2 million and $36.7 million for 2004, 2003 and 2002, respectively.

The loss and LAE ratio improved 2.7 points in 2004, compared to 2003. The lower loss and LAE ratio in 2004, compared to 2003, primarily reflects the effects on the 2003 loss and LAE ratio of the higher than expected losses and LAE for workers’ compensation business written for accident years 2001 and 2002 as discussed below, partially offset by a higher current accident year loss and LAE ratio in 2004. Overall loss trends in workers’ compensation are rising modestly ahead of price increases. Medical cost inflation, which has contributed to increased severity of workers’ compensation losses, was the primary reason for the increasing accident year loss costs in 2004. We estimate our medical cost inflation for 2004 to be 11%, which is the same as our estimate for 2003. We expect medical cost inflation to remain a significant component of loss costs in 2005.

As part of the year end closing process, in the fourth quarter of 2003, our internal actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, we noticed higher than expected claims severity in our workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, The PMA Insurance Group increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The PMA Insurance Group's loss-sensitive rating plans we adjust the amount of the insured's premiums after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. This unfavorable prior year loss development and resulting premium and policyholders' dividend adjustments in 2003 increased the loss and LAE ratio by approximately 4 points and decreased the total expense ratio and policyholder's dividend ratio each by approximately 1.5 points. The total impact to the combined ratio was approximately 1 point.

Overall, the loss and LAE ratio increased by 2.6 points in 2003, compared to 2002, reflecting the effects of prior year loss development described above, partially offset by an improved current accident year loss and LAE ratio. Our current accident year loss and LAE ratio improved 5.3 points in 2003, compared to 2002, including 4.5 points due to the premium adjustment of $35 million recorded in the fourth quarter for policies of loss-sensitive plans. The remainder of the improvement is primarily due to price increases that outpaced increasing loss costs. Medical cost inflation was the primary reason for the increasing loss costs in 2003.

In addition to the 1.5 point impact in the total expense ratio for 2003 discussed above, the total expense ratio increased 2.8 points in 2004, compared to 2003. In 2004, we did not reduce our level of operating expenses as quickly as revenues decreased in order to be in a position to respond to anticipated market demand after the restoration of the A- financial strength rating.

Net Investment Income

Net investment income was $1.9 million lower in 2004 and $2.7 million lower in 2003, compared to the immediately preceding years. The lower net investment income in 2004, compared to 2003, primarily reflects a reduction in invested asset yields of approximately 50 basis points, partially offset by a higher invested asset base that increased approximately 5%. The decline in 2003, compared to 2002, primarily reflects a reduction in invested asset yields of approximately 90 basis points, partially offset by a higher invested asset base that increased approximately 12%.

Run-off Operations

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we placed in run-off in May 2002.

Summarized financial results of the Run-off Operations are as follows:

(dollar amounts in thousands)	2004	2003	2002

Net premiums written	$(75,360)	$589,449	$653,602
Net premiums earned	77,067	628,921	581,626
Net investment income	24,655	34,362	49,751
Other revenues	-	2,500	-
Total revenues	101,722	665,783	631,377

Losses and LAE	49,375	555,845	515,924
Acquisition and operating expenses	46,838	190,314	189,657
Total losses and expenses	96,213	746,159	705,581

Pre-tax operating income (loss)	$5,509	$(80,376)	$(74,204)

The Run-off Operations recorded pre-tax operating income of $5.5 million in 2004, compared to pre-tax operating losses of $80.4 million and $74.2 million for 2003 and 2002, respectively. Net premiums earned, losses and LAE, and acquisition and operating expenses have decreased significantly in 2004, compared to 2003 and 2002, due to our exit from the reinsurance business. Results for the Run-off Operations for 2004 will not be indicative of future results due to our expectation that earned premiums and related losses and expenses will decrease significantly and due to the unpredictability of the impact of future commutations, if any. Results for 2003 reflected the third quarter $150 million charge to increase loss reserves for our reinsurance business associated mainly with accident years 1997 to 2000. Results for 2002 were reduced by approximately $116 million ($64 million for our reinsurance business and $52 million for our excess and surplus lines business) due to unfavorable prior year loss development. Additionally, the Run-off Operations recorded a charge of $43 million pre-tax as a result of our decision to exit the excess and surplus line business in 2002.

Premiums written and earned declined significantly in 2004, compared to 2003 and 2002 due to our exit from the reinsurance business. Additionally, as we have continued our runoff of the business, ceding companies have cancelled reinsurance contracts, which results in negative gross and net premiums written. Net premiums written and earned for 2004 also reflect a charge of $6.0 million for a reinsurance agreement covering potential adverse loss development. Net premiums written declined in 2003, compared to 2002, due primarily to lower reinsurance premiums written. Additionally, premiums written for 2002 included an additional $58.1 million of gross premiums written ($44.2 million of net premiums written) recorded in the second quarter of 2002 as a result of a change in our estimate of ultimate premiums written. Because premiums from ceding companies are typically reported on a delayed basis, we monitor and update, as appropriate, the estimated ultimate premiums written. Our periodic review of estimated ultimate premiums written, comparing actual reported premiums to originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily for 2001 and 2000 were higher than originally estimated. The increase in net premiums earned of $39.9 million in 2002 caused by this adjustment was offset by corresponding losses and LAE and acquisition expenses.

Generally, trends in net premiums earned follow patterns similar to net premiums written. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004 and 2003. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made.
Losses and LAE incurred decreased significantly for 2004, compared to 2003 and 2002, primarily due to the effects of lower net premiums earned in 2004, compared to 2003 and 2002, and the adverse prior year loss development recorded in 2003 and 2002.

During 2003, the Run-off Operations increased its net loss reserves for prior accident years for reinsurance business by $169.1 million, including $150 million during the third quarter. The third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder of the charge from the commercial automobile line written during those same years. During the third quarter, our actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of reinsurance business written. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused us to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of our Traditional-Treaty, Specialty-Treaty and Facultative reinsurance loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

This analysis was enhanced by an extensive review of specific accounts, comprising about 40% of the carried reserves of the reinsurance business for accident years 1997 to 2000. Our actuaries visited a number of former ceding company clients, which collectively comprised about 25% of the reinsurance business’s total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. Our actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of the reinsurance business’s total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

Net unfavorable prior year loss development impacted results by approximately $116 million ($64 million for our reinsurance business and $52 million for excess and surplus lines) in 2002. During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for the excess and surplus lines business for prior accident years, mainly 1999 and 2000, needed to be increased by $52 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000. For the reinsurance business, during the fourth quarter, our actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by our ceding companies. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by $64 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

Operating expenses for 2004 were reduced by $2.5 million from a gain on the sale of our interest in Cathedral Capital PLC, a Lloyd’s of London managing general agency. Operating expenses for 2003 include exit costs of $2.6 million, mainly employee termination benefits, as a result of the decision to exit from and run off the reinsurance business. The majority of these costs were paid during 2004. Approximately 80 employees were terminated in accordance with our exit plan. Approximately 60 positions, primarily claims and financial personnel, remain after the terminations. We have established an employee retention arrangement for these remaining employees. Under this arrangement, expenses of $1.7 million were recorded in 2004, which includes retention bonuses and severance. We expect to incur an additional $1.3 million of these expenses in 2005.

As a result of our decision to exit from and run off our excess and surplus lines business, results for the Run-off Operations included a pre-tax charge of $43 million in 2002. Components of the pre-tax charge included approximately $16 million to write-down assets to their estimated net realizable value, including non-cash charges of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. In addition, the $43 million pre-tax charge included expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. During 2003, the Run-off Operations recognized an additional $2.5 million write-down of assets, made up of approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an updated assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for 2003.

Other revenues for 2003 reflected the gain on the sale of the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, we retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale.

Net investment income was $24.7 million, $34.4 million and $49.8 million in 2004, 2003 and 2002, respectively. The lower net investment income in 2004, compared to 2003, reflects lower yields of approximately 30 basis points on an average invested asset base that decreased approximately 18%, partially offset by lower net interest credited of $1.7 million on funds held. The decline in 2003, compared to 2002, reflected lower yields on the invested asset portfolio of approximately 110 basis points on an average invested asset base that increased approximately 9%, and lower interest earned of $7.5 million on funds held. For 2003, the reduction in interest earned on funds held arrangements was substantially offset by lower losses on the associated assumed Finite Risk and Financial Products contracts. In a funds held arrangement, the ceding company retains the premiums, and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. This segment recorded pre-tax operating losses of $21.2 million, $22.7 million and $14.2 million in 2004, 2003 and 2002, respectively. During 2004, we sold a real estate partnership interest resulting in a pre-tax gain of $6.6 million, which is included in other revenues. Partially offsetting this gain was a pre-tax loss of $6.0 million related to the convertible debt exchange, including $4.7 million to record the 6.50% Convertible Debt at fair value and $1.3 million to write off the unamortized issuance costs on the 4.25% Convertible Debt. Results for 2004 also reflect lower operating expenses, partially offset by higher interest expense. Operating expenses for 2003 included approximately $3 million of accrued costs associated primarily with the remaining salary obligations under employment contracts with certain of our former executive officers. Interest expense increased by $2.5 million in 2004 and $6.6 million in 2003, compared to the immediately preceding years, primarily due to a higher average amount of debt outstanding.

Loss Reserves and Reinsurance

Loss Reserves

Our consolidated unpaid losses and LAE, net of reinsurance, at December 31, 2004 and 2003 were $998.8 million and $1,346.3 million, respectively, net of discount of $70.5 million and $82.3 million, respectively. Included in the consolidated unpaid losses and LAE are amounts related to our workers’ compensation claims of $448.7 million and $433.8 million, net of discount of $48.2 million and $54.6 million at December 31, 2004 and 2003, respectively. The discount rate used was approximately 5% at December 31, 2004 and 2003.

During 2004, our actuaries conducted their periodic reserve reviews of The PMA Insurance Group and the Run-off Operations. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. The information derived during these reviews indicated that general liability and professional liability lines written by the Run-off Operations continued to exhibit volatility. While the conclusion of the reviews indicated that no adjustments to reserves were necessary and that our carried reserves were reasonable, continued volatility could require adjustments in future periods.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the Òlong-tailÓ nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2004, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity. See the discussion under Losses and Expenses beginning on page 40, and Run-off Operations beginning on page 41 for additional information regarding increases in loss reserves for prior years.

At December 31, 2004, 2003 and 2002, our gross reserves for asbestos-related losses were $27.9 million, $37.8 million and $42.1 million, respectively ($14.0 million, $17.8 million and $25.8 million, net of reinsurance, respectively). At December 31, 2004, 2003 and 2002, our gross reserves for environmental-related losses were $16.1 million, $14.2 million and $18.2 million, respectively ($6.4 million, $8.8 million and $14.3 million, net of reinsurance, respectively).

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

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 55 for additional information. In addition, see “Cautionary Statements” beginning on page 59 and “Item 1 - Business - Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2004, 2003 and 2002, we ceded premiums totaling $78.9 million, $228.6 million and $300.6 million, and we ceded losses and LAE of $99.8 million, $243.1 million and $223.2 million to reinsurers and retrocessionaires.

At December 31, 2004 and 2003, we had amounts receivable from our reinsurers and retrocessionaires totaling $1,142.6 million and $1,220.3 million, respectively. As of December 31, 2004 and 2003, $58.7 million and $39.1 million, or 5% and 3%, respectively, of these amounts were due to us on losses we have already paid. The remainder of the reinsurance receivables related to unpaid claims.

At December 31, 2004, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:
	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and Affiliates(1)	$288,777	$274,717
Swiss Reinsurance America Corporation	140,824	27,087
PXRE Reinsurance Company	128,542	72,509
St. Paul and Affiliates(2)	102,910	79,709
Houston Casualty Company	75,701	-
Imagine Insurance Company Limited	34,212	34,212
Partner Reinsurance Co	30,474	-
Hannover Ruckversicherungs AG	30,065	-

(1)	Includes Trabaja Reinsurance Company ($264.1 million) and London Life & General Reinsurance Company ($24.7 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($68.6 million), Mountain Ridge Insurance Company ($24.6 million) and other affiliated entities ($9.7 million).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2004 and 2003, our reinsurance receivables were supported by $507.2 million and $644.1 million of collateral. Of the uncollateralized reinsurance receivables at December 31, 2004, 94% were due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” - 5%; “A+” - 43%; “A” - 39% and “A-” - 7%. We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible. In 2003 and 2002, we wrote off reinsurance receivables of $3.0 million and $3.5 million, respectively, all from the Run-off Operations. The timing and collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2004, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on our financial condition and results of operations. See “Critical Accounting Estimates - Reinsurance Receivables” beginning on page 57 and Note 5 to our Consolidated Financial Statements for additional information.

At December 31, 2004, our reinsurance and retrocessional protection for major lines of business that we write was as follows:
	Retention		Limits(1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$104.8 million	(3)
Other casualty lines (4)	$1.5 million		$48.5 million
Per Risk:
Property lines	$500,000		$19.5 million
Auto physical damage	$500,000		$2.5 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	The PMA Insurance Group retains an aggregate $18.8 million deductible on the first layer of its workers' compensation reinsurance, which is $1.25 million excess $250,000.
(3)	Our maximum limit for any one claimant is $4.8 million (increased to $5.8 million effective January 1, 2005).
(4)	Effective January 1, 2005, the retention was reduced to $1.0 million and the limit was increased to $49.0 million.

The PMA Insurance Group does not write a significant amount of natural catastrophe exposed business. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence.

In 2004, 2003 and 2002, our loss and LAE ratios were not significantly impacted by catastrophes.

With respect to the reinsurance and retrocessional protection shown in the table above, our treaties do not cover us for losses sustained from terrorist activities. Therefore, if future terrorist attacks occur, they may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

In 2004, the Run-off Operations purchased reinsurance to protect its statutory capital from adverse loss development of its loss and LAE reserves. Under the agreement, we ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Run-off Operations incurred $6.0 million in ceded premiums for this agreement. In addition, the contract requires additional premiums of $2.5 million if it is not commuted by December 2007. At December 31, 2004, the Run-off Operations had $105 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $35 million on a pro rata basis, at the following contractually determined levels:

Losses ceded	Additional premiums
$0 - $20 million	No additional premiums
$20 - $50 million	Up to $20 million
$50 - $80 million	Up to $15 million
$80 - $105 million	No additional premiums

The additional premiums have been prepaid and are included in other assets on the Balance Sheet. Because the coverage is retroactive, we will not record the benefit of this reinsurance in our consolidated Statements of Operations until we receive the related recoveries. See Run-off Operations beginning on page 41 for additional information regarding this reinsurance coverage.

See Note 5 to our Consolidated Financial Statements for additional discussion.

Terrorism

In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provides federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. TRIA expires on December 31, 2005 and although legislation has been introduced in Congress to extend TRIA, there is no assurance that it will be re-enacted or extended. For terrorist acts to be covered under TRIA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. TRIA requires insurers to retain losses based on a percentage of their commercial lines direct earned premiums for the prior year equal to a 15% deductible for 2005. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIA contains an annual limit of $100 billion of covered industry-wide losses. TRIA applies to commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $70 million in 2005 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this may lead it to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.

However, because of the unpredictable nature of terrorism, TRIA’s uncertain application and the amount of terrorism losses that The PMA Insurance Group must retain under TRIA, if future terrorist attacks occur, they may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding the underwriting criteria of our operating segments, see “Item 1 - Business - The PMA Insurance Group, Underwriting.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income.

Operating cash flows declined significantly in 2004, compared to 2003, primarily due to the run-off of our reinsurance business, including the commutation and novation of certain reinsurance and retrocessional contracts of the Run-off Operations occurring in 2004 and the purchase of a reinsurance agreement covering potential adverse development at the Run-off Operations. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively. To a lesser extent, the impact of The PMA Insurance Group’s B++ financial strength rating between November 2003 and November 2004 also negatively impacted operating cash flows. Operating cash flows increased significantly in 2003, compared to 2002, reflecting higher revenues.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries, and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the Federal government; corporate expenses; and dividends to shareholders.

In 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC, our reinsurance subsidiary which is currently in run-off, from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital is 379% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Pennsylvania Insurance Department’s Order, paid dividends of $12.1 million to PMA Capital Corporation in 2004. The Pooled Companies can pay up to $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department. In considering its future dividend policy, the Pooled Companies consider, among other things, the impact of paying dividends on its financial strength ratings. PMA Capital received dividends from subsidiaries of $24.0 million and $28.0 million in 2003 and 2002, respectively.

On November 15, 2004, we exchanged $84.1 million aggregate principal amount of 6.50% Convertible Debt for $84.1 million aggregate principal amount of 4.25% Convertible Debt. We did not receive any proceeds as a result of the exchange offer. The exchange allowed us to extend the first put date associated with our convertible debt from September 2006 to June 2009. Additionally, in November 2004, we received net proceeds of $15.2 million from the issuance of $15 million aggregate principal amount of 6.50% Convertible Debt in a private placement to a limited number of qualified institutional buyers. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase the new debt on the put date of June 30, 2009.

On June 30, 2009, holders of the 6.50% Convertible Debt will have the right to require us to repurchase for cash any amounts outstanding for 114% of the principal amount of the debt plus accrued and unpaid interest, if any, to the settlement date. In 2006, in the event we receive any extraordinary dividends from our subsidiaries, we will be required to use 50% of those dividends to redeem up to $35 million principal amount of the debt at 110% of the original principal amount. Holders may elect to receive any premium over the principal amount in either cash or Class A common stock (with the number of shares determined based on a value of $8.00 per share).

The 6.50% Convertible Debt is secured equally and ratably with our $57.5 million 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”) by a first lien on 20% of the capital stock of our principal operating subsidiaries. We have agreed to make an additional pledge of the remainder of the capital stock of these subsidiaries if the A.M. Best financial strength rating of the Pooled Companies is not A- or higher on December 31, 2005 or is reduced below B++ prior to December 31, 2005. However, execution of any lien by the holders of the 6.50% Convertible Debt is subject to the approval by the Pennsylvania Insurance Department. The 6.50% Convertible Debt is

convertible at the rate of 61.0948 shares, equivalent to a conversion price of $16.368 per share of Class A common stock. The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on our ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company's assets.

Net tax payments received from subsidiaries were $4.9 million, $5.6 million and $12.0 million in 2004, 2003 and 2002, respectively.

At December 31, 2004, we had $31.3 million of cash and short-term investments at the holding company and its non-regulated subsidiaries, which, we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2005	2006-2007	2008-2010	Thereafter	Total

Long-Term Debt (Principal and Interest):
6.50% Convertible Debt (1)	$6,444	$12,888	$122,686	$-	$142,018
4.25% Convertible Debt (2)	39	79	118	1,387	1,623
Trust Preferred Debt (3)	2,853	5,705	8,557	108,168	125,284
8.50% Senior Notes	4,888	9,775	14,662	94,156	123,481
	14,224	28,447	146,023	203,711	392,405
Operating Leases (4)	6,741	10,121	7,458	3,080	27,400
Unpaid losses and loss adjustment expenses (5)	543,311	633,293	417,654	761,544	2,355,802
Total	$564,276	$671,861	$571,135	$968,335	$2,775,607

(1)
Assumes holders require us to repurchase all of this debt on June 30, 2009 at 114% of the principal amount. This debt may be converted at any time, at the holder's option, at a current price of $16.368 per share.

(2)
Holders of the Convertible Debt, at their option, may require the Company to repurchase all or a portion of their debt on September 30, 2006, 2008, 2010, 2012 and 2017. This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(3)
See discussion below for the variable interest rates on the Trust Preferred Debt. The obligations related to the Trust Preferred Debt have been calculated using the interest rates in effect at December 31, 2004.

(4)
The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease payments of $1.5 million in 2005, $3.1 million in 2006-2007, $4.9 million in 2008-2010 and $6.2 million thereafter.

(5)
Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based on historical payment patterns, we have included an estimate, gross of discount of $244.2 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid. We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

In 2004, the Run-off Operations paid a $1.0 million fee to shorten the term of our Philadelphia office lease from fifteen years to seven years and reduce the leased space by approximately 75% effective October 1, 2004, which reduced our contractual obligations under the lease by $661,000 annually from 2005 through 2008, $870,000 in 2009 and $14.6 million thereafter. In addition to the reduced contractual obligations, we estimate that this change will also result in reduced related expenses of approximately $830,000 annually.

In 2003, we issued $57.5 million of 8.50% Senior Notes due June 15, 2018, from which we realized net proceeds of $55.1 million. We used the proceeds from the offering to repay the remaining balance outstanding under our prior bank credit facility, to increase the statutory capital and surplus of our insurance subsidiaries, and for general corporate purposes. We have the right to call these securities beginning in June 2008.

In 2003, we issued $43.8 million of 30-year floating rate subordinated debentures to three wholly owned statutory trust subsidiaries. We used all of the $41.2 million of net proceeds to pay down a portion of our then outstanding bank credit facility and for general corporate purposes. The trust preferred debt matures in 2033 and is redeemable, in whole or in part, in 2008 at its stated liquidation amount plus accrued and unpaid interest. The interest rates on the trust preferred debt equals the three-month London InterBank Offered Rate ("LIBOR") plus 4.10%, 4.20% and 4.05% and is payable on a quarterly basis. At December 31, 2004, the weighted average interest rate on the trust preferred securities was 6.51%.

We have the right to defer interest payments on the trust preferred securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A common stock. The obligations of the statutory trust subsidiaries are guaranteed by PMA Capital with respect to distributions and payments of the trust preferred securities.

In October 2002, we issued $86.25 million of 4.25% Convertible Debt from which we received net proceeds of $83.7 million. We used the proceeds from this offering primarily to increase the capital and surplus of our reinsurance and insurance subsidiaries. As discussed above, we exchanged $84.1 million of this debt in November 2004. During December 2004, we retired $1.2 million of this debt at par through open market purchases. As of December 31, 2004, $925,000 remained outstanding. See Note 6 to our Consolidated Financial Statements for additional information.

At December 31, 2004, we had $214.5 million of long-term debt, compared to $187.6 million at December 31, 2003. During 2004, 2003 and 2002, we incurred $12.4 million, $9.9 million and $3.3 million of interest expense, and paid interest of $11.6 million, $8.4 million and $2.1 million in each respective year.

During 2003 and 2002 we paid dividends to shareholders of $9.9 million and $12.1 million, respectively. We did not declare a dividend in the fourth quarter of 2003 and we have suspended common stock dividends at the current time.

We did not repurchase any shares during 2004 or 2003. We repurchased 90,000 shares of our Class A Common stock at a cost of $1.7 million in 2002. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In 2002, we contributed $16.5 million to our qualified pension plan in order to ensure that the plan assets were at least equal to our accumulated benefit obligation at the end of 2002. We did not make a contribution to our qualified pension plan in 2004 or 2003. We made the contribution in 2002 due to a significant decline in the market value of our plan assets, stemming from the broad market declines in the bond and equity markets over the previous three years. Our accumulated benefit obligation was greater than the fair value of plan assets by approximately $8 million and $3 million at December 31, 2004 and December 31, 2003, respectively, largely due to reductions in the discount rate used to measure the benefit obligation. As a result, we recorded a minimum pension liability of $25.3 million and reduced accumulated other comprehensive income by $15.6 million, after-tax in 2003. In 2004, we increased the additional minimum pension liability by $1.2 million and reduced accumulated other comprehensive income by $806,000 after-tax. In 2004 and 2003, the Company was not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974. Our plan assets are composed of 31% fixed maturities and 69% equities at December 31, 2004. We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.50%, which we believe is a reasonable long-term rate of return, in part, because of the historical performance of the broad financial markets. Pension expense in 2004, 2003 and 2002 was $4.9 million, $4.4 million and $3.0 million, respectively.

Off-Balance Sheet Arrangements

We had an interest in a real estate partnership for which we had provided a guaranty of $7.0 million related to loans on properties of the partnership. We sold our interest in the partnership in 2004, and as such, this guaranty terminated at the time of the sale.

At December 31, 2004, The PMA Insurance Group is guarantor of $2.2 million principal amount on certain premium finance loans made by unaffiliated premium finance companies to insureds.

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development. Trabaja Reinsurance Company is our largest reinsurer. See Note 5 to the Consolidated Financial Statements for additional information.

INVESTMENTS

Our investment objectives are to (i) seek competitive after-tax income and total return, as appropriate, (ii) maintain medium to high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, both current income and investment maturities, are structured after considering projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income to the extent consistent with maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through publicly traded fixed maturities as well as operating cash flows and short-term investments.

Our investments at December 31 were as follows:
	2004		2003
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$314.2	22%	$351.3	17%
States, political subdivisions and foreign government securities	19.8	1%	20.8	1%
Corporate debt securities	468.2	33%	795.2	40%
Mortgage-backed and other asset-backed securities	501.9	35%	687.3	34%
Total fixed maturities available for sale	$1,304.1	91%	$1,854.6	92%
Short-term investments	123.7	9%	157.6	8%
Total	$1,427.8	100%	$2,012.2	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash. The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. Our largest exposure to a single corporate issuer is $17.2 million, or 1% of total invested assets. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise 10% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. Substantially all of our investments are dollar denominated as of December 31, 2004.

Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations (“CMOs”) of $170.1 million and $209.2 million carried at fair value as of December 31, 2004 and 2003. CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

As of December 31, 2004, the duration of our investments that support the insurance reserves was 3.6 years and the duration of our insurance reserves was 2.9 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain a longer asset duration in order to enhance overall yield.

The net unrealized gain on our investments at December 31, 2004 was $20.8 million, or 1.5% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $33.1 million and gross unrealized losses of $12.3 million.

For all but two securities, which were carried at a fair value of $16.9 million at December 31, 2004, we determine the market value of each fixed income security using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

At December 31, our fixed maturities had an overall average credit quality of AA, broken down as follows:

	2004		2003
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$813.1	62%	$1,040.7	56%
AA	24.8	2%	63.1	3%
A	275.3	21%	435.9	24%
BBB	178.5	14%	299.3	16%
Below investment grade	12.4	1%	15.6	1%
Total	$1,304.1	100%	$1,854.6	100%

Ratings as assigned by Standard and Poor’s. Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2004	2003	2002

Average invested assets(1)	$1,677.4	$1,886.2	$1,716.1
Investment income(2)	$65.6	$79.1	$87.4
Net effective yield(3)	3.91%	4.19%	5.09%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)
Gross investment income less investment expenses and before interest credited on funds held treaties. Excludes net realized investment gains and losses and amounts related to securities lending activities.

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

As of December 31, 2004, our investment asset portfolio had gross unrealized losses of $12.3 million. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	152	$138.2	$139.1	$(0.9)	99%
6 to 9 months	71	108.5	110.0	(1.5)	99%
9 to 12 months	7	8.2	8.4	(0.2)	98%
More than 12 months	34	44.0	49.4	(5.4)	89%
Subtotal	264	298.9	306.9	(8.0)	97%
U.S. Treasury and Agency securities	107	277.3	281.6	(4.3)	98%
Total	371	$576.2	$588.5	$(12.3)	98%

Of the 34 securities that have been in an unrealized loss position for more than 12 months, 33 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 33 securities have a total fair value of 96% of the amortized cost basis at December 31, 2004, and the average unrealized loss per security is approximately $33,000. There is only one security out of the 34 with an unrealized loss in excess of $1 million at December 31, 2004, and it has a market value of $15.7 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at December 31, 2004 was as follows:
				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2005	$21.9	$22.0	$(0.1)	100%
2006-2009	102.0	103.2	(1.2)	99%
2010-2014	37.5	38.3	(0.8)	98%
2015 and later	9.5	9.7	(0.2)	98%
Mortgage-backed and other asset-backed securities	128.0	133.7	(5.7)	96%
Subtotal	298.9	306.9	(8.0)	97%
U.S. Treasury and Agency securities	277.3	281.6	(4.3)	98%
Total	$576.2	$588.5	$(12.3)	98%

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

At December 31, 2004, 99% of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at December 31, 2004, $12.4 million, or 0.9%, of our total investments were below investment grade. Of these below investment grade investments, $2.9 million were in an unrealized loss position, which totaled $195,000.

During 2004, we determined there were other than temporary declines in the market value of securities issued by two companies, resulting in impairment losses of $334,000 in 2004. The impairment losses for 2004 were related to an asset-backed security and a security issued by an airline company. The write-downs were measured based on public market prices and our expectation of the future realizable value for the securities at the time we determined the decline in value was other than temporary.

During 2003, we recorded other than temporary impairment charges for securities issued by four companies, resulting in impairment losses of $2.6 million in 2003, primarily related to securities issued by airline companies and one asset-backed security. During 2002, we impaired securities issued by 11 companies, resulting in impairment charges of $23.8 million during 2002, including $14.2 million for WorldCom. See Critical Accounting Estimates - Investments on page 56 for additional information.

Net Realized Investment Gains and Losses

We had pre-tax net realized investment gains of $6.5 million in 2004, compared to $13.8 million in 2003 and net realized investment losses of $16.1 million in 2002. During 2004, there were gross realized investment gains and losses of $20.1 million and $4.9 million, respectively. Also included in 2004 net realized investment gains were realized losses of $3.8 million related to the increase in the fair value of the derivative component of our 6.50% Convertible Debt and $4.9 million of foreign exchange losses. Gross realized losses in 2004 reflected sales reducing our per issuer exposure and general duration management trades, impairment losses of $334,000 on fixed income securities and realized losses of $380,000 on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns.

Results for 2003 include gross realized gains and losses of $18.7 million and $4.9 million, respectively. Included in the gross realized losses were impairment losses of $2.6 million on fixed income securities, primarily securities issued by airline companies and one asset-backed security and realized losses of $800,000 on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns. Realized losses also include sales reducing our per issuer exposure and general duration management trades. The net realized investment losses for 2002 primarily reflect impairment losses of $23.8 million on fixed income securities, primarily corporate bonds issued by telecommunications and energy companies.

See “Item 1 - Business - Investments” and Notes 2B and 3 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

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

The Pennsylvania Insurance Department has completed examinations of PMA Capital Insurance Company and the Pooled Companies as of December 31, 2002. The examinations did not result in any material adjustments to our statutory capital in our previously filed statutory financial statements. No material qualitative matters were raised as a result of the examinations.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. We have applied the disclosure provisions of SFAS No. 132, as revised, to our Consolidated Financial Statements.

In December 2004, we adopted Emerging Issues Task Force (“EITF”) Consensus 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the inclusion of the dilutive effect of contingently convertible debt instruments in the computation of diluted income (loss) per share regardless of whether the contingency triggering convertibility has been met. Our earnings per share calculation for the first and second quarters of 2003 did not include the effects of potential conversion because the conditions for convertibility had not yet occurred. Adoption of EITF 04-8 resulted in a reduction in our first and second quarter 2003 diluted income per share by three and four cents, respectively, but has no effect for full year 2003, because the effect would have been anti-dilutive. Beginning in the third quarter of 2003, the conversion requirements were met on our convertible debt. See unaudited “Quarterly Financial Information” in Item 8 of this Form 10-K for additional information.

In March 2004, the EITF reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The disclosure provisions of EITF 03-1 were effective for year-end 2003, with the recognition and measurement provisions scheduled to be effective for the third quarter of 2004. However, in September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date of the application of the recognition and measurement provisions of EITF 03-1. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of a FASB Staff Position which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial condition or results of operations once the new guidance is released.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” to require the recognition of expenses relating to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. We are required to adopt the revised SFAS No. 123 in the third quarter of 2005. Effective with the third quarter of 2005, we will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which required prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2-J to the Consolidated Financial Statements for the effect on net income (loss) if the fair value based method had been applied.

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

Unpaid losses and loss adjustment expenses

At December 31, 2004, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for all events that occurred as of December 31, 2004 is $2,111.6 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring prior to December 31, 2004 whether or not these claims have been reported to us.

In arriving at the estimate of unpaid claims, our actuaries performed detailed studies of historical data for customer mix, incurred claims, reported claims and paid claims for each major line of business and by accident year. The review of this data results in patterns and trends that are analyzed using various actuarial models that assume that historical development patterns will be predictive of future patterns. Along with this historical data, our actuaries consider the impact of legal and legislative developments, regulatory trends, changes in social attitudes and economic conditions. From this assessment, we develop various sets of assumptions that we believe are reasonable, valid and can be used to help us predict future claim trends. These assumptions are then applied to various actuarially accepted methods and techniques, which provide us with a range of possible outcomes of the ultimate claims to be paid by us in the future. Management uses its judgment to select the best estimate of the amounts needed to pay all future claims and related expenses from this range of possible outcomes. Under GAAP, we record a liability on our balance sheet equal to our best estimate of the ultimate claims liability.

It is important to realize and understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our estimates accordingly. Due to the long-tail nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Furthermore, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. We believe that our liability for unpaid losses and loss adjustment expenses is fairly stated at December 31, 2004. However, if our future estimate of ultimate unpaid losses is larger than the recorded amounts, we would have to increase our reserves. Any increase in reserves would result in a charge to earnings in the period recorded. For example, in 2003 we increased net reserves for our reinsurance business by $169 million and took earnings charges as a result. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

As outlined above, our loss and LAE reserves at December 31, 2004 have been established relying on generally accepted actuarial techniques and are based on numerous critical assumptions and informed judgments about reported and paid claim trends and their implication on our estimate of the ultimate loss for reported and incurred but unreported claims at the balance sheet date. We have established a loss and LAE reserve for unpaid claims at December 31, 2004 that we believe is a reasonable and adequate provision based on the information available to us. If we revised our assessment of loss reporting and claims payment patterns because of changes in those patterns, such that it resulted in a 1% change in our net loss and LAE reserves, then our pre-tax income would change by approximately $10 million.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Notes 2-D and 4 to the Consolidated Financial Statements as well as “Item 1 - Business - Loss Reserves.”

Investments

All investments in our portfolio are carried at market value. For 99% of our investments, we determine the market value using prices obtained in the public markets, both primary and secondary markets. These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security. Therefore, we believe that the reported fair values for our investments at December 31, 2004 reflect the value that we could realize if we sold these investments in the open market at that time.

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

Based on our evaluation of securities with an unrealized loss at December 31, 2004, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the financial statements, are necessary at the balance sheet date. However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2004 should have been written down to their fair value, we would have recorded an additional other-than-temporary impairment loss of $12.3 million pre-tax.

For additional information about our investments, see Notes 2-B, 3 and 11 of the Consolidated Financial Statements as well as “Investments” beginning on page 51.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. Our reinsurance receivables total $1,142.6 million at December 31, 2004. We have estimated that $9.0 million of our total reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

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

Based on our evaluation of reinsurance receivables at December 31, 2004, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date. In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date. To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts. At December 31, 2004, approximately $17.6 million of uncollateralized reinsurance receivables, including $6.5 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, in 2004 or who were under regulatory supervision or in liquidation in 2004.

For additional information about reinsurance receivables, see Note 5 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 45.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts. We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset. At December 31, 2004, PMA Capital has a net deferred tax asset of $86.5 million, resulting from $170.9 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $57.0 million and by $27.4 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2024.

In 2003, a valuation allowance in the amount of $49 million was established. In the fourth quarter of 2004, we reassessed the valuation allowance previously established against our net deferred tax assets and determined that it needed to be increased by $8 million. Included in management’s reassessment were such factors as the recent losses and revised projections of future earnings at the Run-off Operations. Accordingly, we have estimated at December 31, 2004 that our insurance operations will generate sufficient future taxable income to utilize the net deferred tax asset, net of the $57.0 million valuation allowance, over a period of time not exceeding the expiration of our operating loss carryforwards. As a result, we determined that it is more likely than not that we will be able to realize the future tax benefit of our net deferred tax asset. In making this determination, we have made reasonable estimates of our future taxable income. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations. For additional information see Note 12 to our Consolidated Financial Statements.

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies.  As discussed in “PMA Insurance Group - Premiums” beginning on page 39, in the fourth quarter of 2003, The PMA Insurance Group recorded $35 million of retrospectively rated premiums under loss sensitive policies that were attributable to higher than expected losses from accident years 2001 and 2002. Under The PMA Insurance Group’s loss-sensitive rating plans, we adjust the amount of the insured’s premiums after the policy period expires based, to a large extent, upon the insured’s actual loss experience during the policy period. Retrospectively rated premium adjustments and audit premium adjustments are recorded as earned in the period in which the adjustment is made.

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

The factors that could cause actual results to vary materially, some of which are described with the forward-looking statements, include, but are not limited to:

•
our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies, without incurring any significant additional liabilities;

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

•	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices;
•
any future lowering or loss of one or more of our financial strength and debt ratings, and the adverse impact that any such downgrade may have on our ability to compete and to raise capital, and our liquidity and financial condition;

•	adequacy and collectibility of reinsurance that we purchased;
•	adequacy of reserves for claim liabilities;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•
regulatory changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities and whether TRIA is extended beyond its December 31, 2005 termination date; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 75% of our total liabilities and reinsurance receivables represent 35% of our total assets).

A significant portion of our assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. To manage our exposure to market risk, we have established strategies, asset quality standards, asset allocations and other relevant criteria for our investment portfolio. In addition, invested asset cash flows are structured after considering projected liability cash flows with actuarial models. All of our financial instruments are held for purposes other than trading. Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 10% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. See Notes 2-B, 2-G, 2-L, 3, 6 and 11 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2004, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had increased by 100 basis points, there would have been a decrease of approximately $8 million in the fair value of our debt. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $58 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $1,283,256; 2003 - $1,806,090)	$1,304,086	$1,854,555
Short-term investments	123,746	151,332
Short-term investments, loaned securities collateral	-	6,300
Cash	35,537	28,963
Total investments and cash	1,463,369	2,041,150

Accrued investment income	15,517	20,870
Premiums receivable (net of valuation allowance: 2004 - $7,049; 2003 - $7,972)	197,831	364,125
Reinsurance receivables (net of valuation allowance: 2004 - $9,002; 2003 - $6,769)	1,142,552	1,220,320
Deferred income taxes, net	86,501	76,962
Deferred acquisition costs	31,426	83,975
Funds held by reinsureds	142,064	124,695
Other assets	174,725	255,861
Total assets	$3,253,985	$4,187,958

Liabilities:
Unpaid losses and loss adjustment expenses	$2,111,598	$2,541,318
Unearned premiums	158,489	403,708
Long-term debt	214,467	187,566
Accounts payable, accrued expenses and other liabilities	196,744	314,830
Funds held under reinsurance treaties	121,234	262,105
Dividends to policyholders	5,977	8,479
Payable under securities loan agreements	25	6,285
Total liabilities	2,808,534	3,724,291

Commitments and contingencies (Note 7)

Shareholders' Equity:
Class A Common stock, $5 par value
(2004 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,676,851 outstanding;
2003 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,334,403 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	213,313	216,115
Accumulated other comprehensive income (loss)	(1,959)	19,622
Notes receivable from officers	-	(65)
Treasury stock, at cost (2004 - 2,541,094 shares; 2003 - 2,883,542 shares)	(45,573)	(52,426)
Unearned restricted stock compensation	(751)	-
Total shareholders' equity	445,451	463,667
Total liabilities and shareholders' equity	$3,253,985	$4,187,958

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2004	2003	2002

Revenues:
Net premiums written	$301,610	$1,192,254	$1,104,997
Change in net unearned premiums	216,975	5,911	(113,986)
Net premiums earned	518,585	1,198,165	991,011
Net investment income	56,945	68,923	84,881
Net realized investment gains (losses)	6,493	13,780	(16,085)
Other revenues	25,941	20,379	15,330
Total revenues	607,964	1,301,247	1,075,137

Losses and Expenses:
Losses and loss adjustment expenses	380,556	998,347	823,658
Acquisition expenses	115,225	256,446	216,984
Operating expenses	84,912	103,672	102,808
Dividends to policyholders	4,999	641	7,587
Interest expense	12,354	9,887	3,257
Loss on debt exchange	5,973	-	-
Total losses and expenses	604,019	1,368,993	1,154,294
Income (loss) before income taxes	3,945	(67,746)	(79,157)
Income tax expense (benefit)	2,115	25,823	(31,133)
Net income (loss)	$1,830	$(93,569)	$(48,024)

Income (loss) per share:
Basic	$0.06	$(2.99)	$(1.53)
Diluted	$0.06	$(2.99)	$(1.53)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,830	$(93,569)	$(48,024)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income tax expense (benefit)	2,115	25,823	(27,527)
Net realized investment (gains) losses	(6,493)	(13,780)	16,085
Depreciation and amortization	19,667	21,229	9,199
Loss on debt exchange	5,973	-	-
Change in:
Premiums receivable and unearned premiums, net	(78,925)	(2,121)	34,516
Reinsurance receivables	77,768	74,763	(34,319)
Unpaid losses and loss adjustment expenses	(429,720)	91,428	125,451
Funds held by reinsureds	(17,369)	32,784	(12,240)
Funds held under reinsurance treaties	(140,871)	12,435	21,778
Deferred acquisition costs	52,549	5,247	(24,872)
Accounts payable, accrued expenses and other liabilities	(118,116)	38,329	25,836
Dividends to policyholders	(2,502)	(6,519)	(2,134)
Accrued investment income	5,353	(2,270)	521
Other, net	25,474	(34,149)	(12,103)
Net cash flows provided by (used in) operating activities	(603,267)	149,630	72,167

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(484,142)	(1,062,420)	(964,047)
Maturities and calls	231,622	319,241	256,625
Sales	779,494	395,287	634,480
Net (purchases) sales of short-term investments	28,664	147,584	(29,942)
Proceeds from sale of subsidiary, net of cash sold	-	17,676	-
Proceeds from other assets sold	41,147	-	-
Other, net	(1,043)	(3,358)	(20,961)
Net cash flows provided by (used in) investing activities	595,742	(185,990)	(123,845)

Cash flows from financing activities:
Dividends paid to shareholders	-	(9,870)	(12,102)
Issuance of long-term debt	15,825	100,000	151,250
Debt issue costs	(600)	(3,662)	(3,009)
Repayment of debt	(1,185)	(65,000)	(62,500)
Proceeds from exercise of stock options	-	2	2,866
Purchase of treasury stock	-	-	(1,726)
Net repayments of notes receivable from officers	59	-	96
Net cash flows provided by financing activities	14,099	21,470	74,875

Net increase (decrease) in cash	6,574	(14,890)	23,197
Cash - beginning of year	28,963	43,853	20,656
Cash - end of year	$35,537	$28,963	$43,853

Supplementary cash flow information:
Income tax paid (refunded)	$(2,592)	$2,600	$(10,649)
Interest paid	$11,607	$8,366	$2,091

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2004	2003	2002

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common stock	109,331	109,331	109,331

Retained earnings:
Balance at beginning of year	216,115	319,014	382,165
Net income (loss)	1,830	(93,569)	(48,024)
Class A Common stock dividends declared	-	(9,870)	(13,142)
Reissuance of treasury shares under employee benefit plans	(4,632)	540	(1,985)
Balance at end of year	213,313	216,115	319,014

Accumulated other comprehensive income (loss):
Balance at beginning of year	19,622	34,552	5,375
Other comprehensive income (loss), net of tax expense (benefit):
2004 - ($11,620); 2003 - ($8,039); 2002 - $15,710	(21,581)	(14,930)	29,177
Balance at end of year	(1,959)	19,622	34,552

Notes receivable from officers:
Balance at beginning of year	(65)	(62)	(158)
Repayment (interest accrued) of notes receivable from officers	65	(3)	96
Balance at end of year	-	(65)	(62)

Treasury stock - Class A Common:
Balance at beginning of year	(52,426)	(52,535)	(55,797)
Purchase of treasury shares	-	-	(1,726)
Reissuance of treasury shares under employee benefit plans	6,853	109	4,988
Balance at end of year	(45,573)	(52,426)	(52,535)

Unearned restricted stock compensation:
Balance at beginning of year	-	-	-
Issuance of restricted stock, net of cancellations	(2,185)	-	-
Amortization of unearned restricted stock compensation	1,434	-	-
Balance at end of year	(751)	-	-

Total shareholders' equity:
Balance at beginning of year	463,667	581,390	612,006
Net income (loss)	1,830	(93,569)	(48,024)
Class A Common stock dividends declared	-	(9,870)	(13,142)
Purchase of treasury shares	-	-	(1,726)
Reissuance of treasury shares under employee benefit plans	2,221	649	3,003
Other comprehensive income (loss)	(21,581)	(14,930)	29,177
Repayment (interest accrued) of notes receivable from officers	65	(3)	96
Issuance of restricted stock, net of cancellations	(2,185)	-	-
Amortization of unearned restricted stock compensation	1,434	-	-
Balance at end of year	$445,451	$463,667	$581,390

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2004	2003	2002

Net income (loss)	$1,830	$(93,569)	$(48,024)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	(13,540)	7,077	17,355
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax expense (benefit): 2004 - $2,273;
2003 - $4,823; 2002 - ($5,630)	(4,220)	(8,957)	10,455
Total unrealized gains (losses) on securites	(17,760)	(1,880)	27,810
Pension plan liability adjustment, net of tax benefit
2004 - $434; 2003 - $8,406	(806)	(15,609)	-
Foreign currency translation gains (losses), net of tax expense (benefit):
2004 - ($1,623); 2003 - $1,378; 2002 - $736	(3,015)	2,559	1,367

Other comprehensive income (loss), net of tax	(21,581)	(14,930)	29,177

Comprehensive loss	$(19,751)	$(108,499)	$(18,847)

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

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 87% of The PMA Insurance Group’s business for 2004 was produced through independent agents and brokers.

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

Realized gains and losses, determined by the first-in, first-out method, are reflected in income in the period in which the sale transaction occurs. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time the Company determines the decline in value was other than temporary.

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

C. Premiums — Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. For reinsurance premiums assumed, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period. Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available. Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made. See Note 4 for additional information. With respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made. Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums. The estimated premiums receivable on retrospectively rated policies are reported as a component of premiums receivable.

D. Unpaid Losses and Loss Adjustment Expenses — Unpaid losses and loss adjustment expenses (“LAE”), which are stated net of estimated salvage and subrogation, are estimates of losses and LAE on known claims and estimates of losses and LAE incurred but not reported (“IBNR”). IBNR reserves are calculated utilizing various actuarial methods. Unpaid losses on certain workers’ compensation claims are discounted to present value using the Company’s payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department. The Company also discounts unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable. The methods of making such estimates and establishing the resulting reserves are continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified. See Note 4 for additional information.

E. Reinsurance — In the ordinary course of business, PMA Capital’s reinsurance and insurance subsidiaries assume and cede premiums with other insurance companies and are members of various insurance pools and associations. The Company’s insurance and reinsurance subsidiaries cede business in order to limit the maximum net loss and limit the accumulation of many smaller losses from a catastrophic event. The insurance and reinsurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations. Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and LAE that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining the reinsurance receivable for unpaid losses and LAE involves reviewing actuarial estimates of unpaid losses and LAE to determine the Company’s ability to cede unpaid losses and LAE under its existing reinsurance contracts. This method is continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified. Under certain of the Company’s reinsurance and retrocessional contracts, additional premium and interest may be required if predetermined loss and LAE thresholds are exceeded.

Certain of the Company’s reinsurance contracts are retroactive in nature. Any benefit derived from retroactive reinsurance contracts is deferred and amortized into income over the payout pattern of the underlying claim liabilities unless the contracts call for immediate recovery by the Company from reinsurers as ceded losses are incurred.

Certain of the Company’s assumed and ceded reinsurance contracts are funds held arrangements. In a funds held arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer will generally earn interest on the experience fund balance at a predetermined credited rate of interest. The Company generally earns an interest rate of between 6% and 8% on its assumed funds held arrangements and generally pays interest at a rate of between 6% and 7% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income in the Statement of Operations. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

F. Deferred Acquisition Costs — Costs that directly relate to and vary with the acquisition of new and renewal business are deferred and amortized over the period during which the related premiums are earned. Such direct costs include commissions or brokerage and premium taxes, as well as other policy issuance costs and underwriting expenses. The Company determines whether acquisition costs are recoverable considering future losses and LAE, maintenance costs and anticipated investment income. To the extent that acquisition costs are not recoverable, the deficiency is charged to income in the period identified.

G. Derivatives — The derivative component of the Company’s 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) is bifurcated and recorded at fair value in long-term debt on the Balance Sheet. Changes in fair value are recorded in net realized investment gains (losses). See Note 6 for additional information.

H. Dividends to Policyholders — The PMA Insurance Group sells certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the underwriting results of their respective policies in the form of dividends declared at the discretion of the Board of Directors of The PMA Insurance Group’s operating companies. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

I. Income Taxes — The Company records deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset. See Note 12 for additional information.

J. Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock. The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

(in thousands, except per share)	2004	2003	2002

Net income (loss)	$1,830	$(93,569)	$(48,024)
Stock-based compensation expense already
included in reported net income (loss), net of tax	820	156	140
Total stock-based compensation expense
determined under fair value based method,
net of tax	(2,112)	(1,302)	(1,480)
Pro forma net income (loss)	$538	$(94,715)	$(49,364)

Net income (loss) per share:
Basic - as reported	$0.06	$(2.99)	$(1.53)
Basic - pro forma	$0.02	$(3.02)	$(1.58)

Diluted - as reported	$0.06	$(2.99)	$(1.53)
Diluted - pro forma	$0.02	$(3.02)	$(1.58)

K. Other Revenues — Other revenues include service revenues related to unbundled claims, risk management and related services provided by The PMA Insurance Group, which are earned over the term of the related contracts in proportion to the actual services rendered, and other miscellaneous revenues. During 2004, other revenues included a $6.6 million gain on the sale of a partnership interest.

L. Recent Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require additional disclosures regarding defined benefit pension plans and other defined benefit postretirement plans. The Company has applied the disclosure provisions of SFAS No. 132, as revised, to its Consolidated Financial Statements.

In December 2004, the Company adopted Emerging Issues Task Force (“EITF”) Consensus 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the inclusion of the dilutive effect of contingently convertible debt instruments in the computation of diluted income (loss) per share regardless of whether the contingency triggering convertibility has been met. The Company’s earnings per share calculation for the first and second quarters of 2003 did not include the effects of potential conversion because the conditions for convertibility had not yet occurred. Adoption of EITF 04-8 resulted in a reduction in the Company’s first and second quarter 2003 diluted income per share by three and four cents, respectively, but has no effect for full year 2003, because the effect of conversion would have been anti-dilutive. Beginning in the third quarter of 2003, the conversion requirements were met on the Company’s convertible debt. See unaudited “Quarterly Financial Information” for additional information.

In March 2004, the EITF reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The disclosure provisions of EITF 03-1 were effective for year-end 2003, with the recognition and measurement provisions scheduled to be effective for the third quarter of 2004. However, in September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date of the application of the recognition and measurement provisions of EITF 03-1. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of a FASB Staff Position which will provide additional implementation guidance. The Company will assess whether this guidance will have a material impact on its financial condition or results of operations once the new guidance is released.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” to require the recognition of expenses relating to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt the revised SFAS No. 123 in the third quarter of 2005. Effective with the third quarter of 2005, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,” which required prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2-J for the effect on net income (loss) if the fair value based method had been applied.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 10% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$312,954	$4,671	$3,431	$314,194
States, political subdivisions and foreign government securities	19,026	832	90	19,768
Corporate debt securities	450,396	20,031	2,163	468,264
Mortgage-backed and other asset-backed securities	500,880	7,562	6,582	501,860
Total fixed maturities available for sale	1,283,256	33,096	12,266	1,304,086
Short-term investments	123,746	-	-	123,746
Total investments	$1,407,002	$33,096	$12,266	$1,427,832

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$340,483	$11,975	$1,253	$351,205
States, political subdivisions and foreign government securities	20,200	718	95	20,823
Corporate debt securities	764,710	32,833	2,360	795,183
Mortgage-backed and other asset-backed securities	680,697	15,008	8,361	687,344
Total fixed maturities available for sale	1,806,090	60,534	12,069	1,854,555
Short-term investments	157,632	-	-	157,632
Total investments	$1,963,722	$60,534	$12,069	$2,012,187

As of December 31, 2004, gross unrealized losses on the Company’s investment asset portfolio were $12.3 million. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:
					Percentage
					Fair Value
	Number of	Fair	Amortized	Unrealized	Amortized to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Cost

Less than 6 months	152	$138.2	$139.1	$(0.9)	99%
6 to 9 months	71	108.5	110.0	(1.5)	99%
9 to 12 months	7	8.2	8.4	(0.2)	98%
More than 12 months	34	44.0	49.4	(5.4)	89%
Subtotal	264	298.9	306.9	(8.0)	97%
U.S. Treasury and Agency securities	107	277.3	281.6	(4.3)	98%
Total	371	$576.2	$588.5	$(12.3)	98%

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2005	$93,874	$93,727
2006-2009	308,918	307,778
2010-2014	215,822	221,056
2015 and thereafter	163,762	179,665
Mortgage-backed and other asset-backed securities	500,880	501,860
	$1,283,256	$1,304,086

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollars amounts in thousands)	2004	2003	2002

Fixed maturities	$69,540	$81,090	$84,957
Short-term investments	1,707	2,684	5,073
Other	749	627	913
Total investment income	71,996	84,401	90,943
Investment expenses	(6,348)	(5,070)	(3,173)
Interest on funds held, net	(8,703)	(10,408)	(2,889)
Net investment income	$56,945	$68,923	$84,881

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$20,083	$18,726	$18,659
Realized losses	(4,847)	(4,946)	(34,744)
Foreign exchange loss	(4,897)	-	-
Change in fair value of derivative	(3,846)	-	-
Total net realized investments gains (losses)	$6,493	$13,780	$(16,085)

Included in realized losses for 2004, 2003 and 2002 were impairment losses of $334,000, $2.6 million and $23.8 million, respectively. The impairment losses for 2004 were related to an asset-backed security and a security issued by an airline company. The impairment losses for 2003 primarily related to securities issued by airline companies and an asset-backed security. The impairment losses for 2002 primarily related to corporate bonds issued by telecommunications and energy companies, including $14.2 million for WorldCom. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

The realized loss on the change in fair value of derivative related to the increase in the fair value of the derivative component of the 6.50% Convertible Debt from the date of issuance/exchange to December 31, 2004. See Note 6 for additional information.

At December 31, 2003, the Company had $6.3 million of collateral related to securities on loan, substantially all of which was cash received and subsequently reinvested in short-term investments.

On December 31, 2004, the Company had securities with a total amortized cost of $47.9 million and fair value of $48.5 million on deposit with various governmental authorities, as required by law. In addition, the Company had securities with a total amortized cost of $27.8 million and fair value of $28.2 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Run-off Operations. Securities with a total amortized cost and fair value of $7.0 million were held in trust to support the Company’s participation in the underwriting capacity of a Lloyd’s of London syndicate. There were also securities with a total amortized cost and fair value of $4.0 million pledged as collateral for letters of credit issued on behalf of the Company. The securities held in trust, on deposit or pledged as collateral are included in fixed maturities and short-term investments on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2004	2003	2002

Balance at January 1	$2,541,318	$2,449,890	$2,324,439
Less: reinsurance recoverable on unpaid losses and LAE	1,195,048	1,265,584	1,181,322
Net balance at January 1	1,346,270	1,184,306	1,143,117
Losses and LAE incurred, net:
Current year, net of discount	406,828	768,114	655,395
Prior years	(40,363)	218,774	159,748
Accretion of prior years' discount	14,091	11,459	8,515
Total losses and LAE incurred, net	380,556	998,347	823,658
Losses and LAE paid, net:
Current year	(122,256)	(185,850)	(138,127)
Prior years	(605,755)	(650,533)	(594,342)
Total losses and LAE paid, net	(728,011)	(836,383)	(732,469)
Reserves transferred	-	-	(50,000)
Net balance at December 31	998,815	1,346,270	1,184,306
Reinsurance recoverable on unpaid losses and LAE	1,112,783	1,195,048	1,265,584
Balance at December 31	$2,111,598	$2,541,318	$2,449,890

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

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in 2004. The commutations and novations did not have a material effect on the Company’s results of operations for 2004.

(dollar amounts in thousands)	2004
Assets:
Reinsurance receivables	$(63,662)
Funds held by reinsureds	(31,330)
Other assets	(70,537)

Liabilities:
Unpaid losses and loss adjustment expenses	$(202,667)
Unearned premiums	(26,596)
Other liabilities	(70,228)
Funds held under reinsurance treaties	(82,095)

The components of the Company’s (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2004	2003	2002

The PMA Insurance Group	$(2,070)	$49,685	$1,082
Run-off Operations	(38,293)	169,089	158,666
Total net (favorable) unfavorable development	$(40,363)	$218,774	$159,748

During 2004, the favorable prior year loss development at the Run-off Operations related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by net premiums earned and acquisition expenses.

The PMA Insurance Group recorded favorable prior year loss development of $2.1 million in 2004, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business. Dividends to policyholders offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

During 2003, The PMA Insurance Group recorded unfavorable prior year loss development of $49.7 million. As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, The PMA Insurance Group increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The PMA Insurance Group's loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million.

During 2003, the Run-off Operations increased its net loss reserves for prior accident years for reinsurance business by $169.1 million, including $150 million during the third quarter. The third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately

75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder of the charge from the commercial automobile line written during those same years. During the third quarter, the Company’s actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of reinsurance business written. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused management to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of the Company’s Traditional-Treaty, Specialty-Treaty and Facultative reinsurance loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

The Company’s analysis was enhanced by an extensive review of specific accounts, comprising about 40% of the carried reserves of the reinsurance business for accident years 1997 to 2000. The Company’s actuaries visited a number of former ceding company clients, which collectively comprised about 25% of the reinsurance business total gross loss and LAE reserves from accident years 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. The Company’s actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of the reinsurance business total gross loss and LAE reserves from accident years 1997 to 2000, to understand and examine data trends.

During 2002, the Run-off Operations recorded net unfavorable prior year loss development of $159 million ($107 million for reinsurance and $52 million for excess and surplus lines). During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for the excess and surplus lines business for prior accident years, mainly 1999 and 2000, needed to be increased by $52 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

During 2002, the Run-off Operations also recorded unfavorable prior year development of $107 million for the reinsurance business. During the fourth quarter, the Company’s actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by ceding companies. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by $64 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

The remaining $43 million of unfavorable prior year development on reinsurance business in 2002 primarily reflects the recording of losses and LAE on additional earned premiums recorded during 2002 as a result of a change in the Company’s estimate of ultimate premiums written from prior years. Because premiums from ceding companies are typically reported on a delayed basis, the Company monitors and updates as appropriate the estimated ultimate premiums written. The Company’s periodic reviews of estimated ultimate premiums written, which compared actual reported premiums and originally estimated premiums based on ceding company estimates, indicated that premiums written in recent years, primarily in the Traditional- and Specialty-Treaty units for 2001 and 2000, were higher than originally estimated. As a result, the Company recorded additional net premiums earned during 2002, including $39.9 million in the second quarter, which were completely offset by losses and LAE and acquisition expenses.

Reserves transferred in 2002 reflect the assumption of losses by an unaffiliated third party. Cash and short-term investments of $50 million were transferred to support the payment of the transferred reserves.

Unpaid losses for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $448.7 million and $433.8 million, net of discount of $48.2 million and $54.6 million, respectively. The discount rate used was approximately 5% at December 31, 2004 and 2003.

The Company’s loss reserves were stated net of salvage and subrogation of $30.8 million and $33.2 million at December 31, 2004 and 2003, respectively.

During 2004, the Company’s actuaries conducted their periodic reserve reviews of The PMA Insurance Group and the Run-off Operations. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. The information derived during these reviews indicated that general liability and professional liability lines written by the Run-off Operations continued to exhibit volatility. While the conclusion of the reviews indicated that no adjustments to reserves were necessary and that the Company's carried reserves were resonable, continued volatility could require adjustments in future periods.

On December 6, 2004, the New York jury in the trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. The Company considers the jury's verdict to be contrary to the terms of the insurance coverage in force and to the intent of the parties involved. Because the litigation is ongoing and the appraisal and valuation process is pending, the ultimate resolution of this issue cannot be determined at this time. The Company estimates that it could be required to incur a charge of up to $5 million pre-tax at the Run-off Operations if it is ultimately determined that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain of its ceding companies and if as a result of this determination, additional losses are incurred by its ceding companies.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2004. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2004, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

At December 31, 2004, 2003 and 2002, gross reserves for asbestos-related losses were $27.9 million, $37.8 million and $42.1 million, respectively ($14.0 million, $17.8 million and $25.8 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $10.3 million, $14.9 million and $22.9 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, gross reserves for environmental-related losses were $16.1 million, $14.2 million and $18.2 million, respectively ($6.4 million, $8.8 million and $14.3 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $3.0 million, $3.7 million, and $7.9 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2004	2003	2002

Written premiums:
Direct	$386,260	$652,795	$604,984
Assumed	(33,998)	776,848	781,562
Ceded	(50,652)	(237,389)	(281,549)
Net	$301,610	$1,192,254	$1,104,997
Earned premiums:
Direct	$461,365	$638,716	$599,827
Assumed	136,131	788,025	691,740
Ceded	(78,911)	(228,576)	(300,556)
Net	$518,585	$1,198,165	$991,011
Losses and LAE:
Direct	$372,059	$484,889	$503,867
Assumed	108,308	756,570	543,025
Ceded	(99,811)	(243,112)	(223,234)
Net	$380,556	$998,347	$823,658

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Under the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. In addition, the contract requires additional premiums of $2.5 million if it is not commuted by December 2007. At December 31, 2004, the Run-off Operations have $105 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses may require the Company to cede additional premiums of up to $35 million on a pro rata basis, at the following contractually determined levels:

Losses ceded	Additional premiums
$0 - $20 million	No additional premiums
$20 - $50 million	Up to $20 million
$50 - $80 million	Up to $15 million
$80 - $105 million	No additional premiums

The additional premiums have been prepaid and are included in other assets on the Balance Sheet. Because the coverage is retroactive, the Company will not record the benefit of this reinsurance in its Statement of Operations until it receives the related recoveries.

At December 31, 2004, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:
	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and Affiliates(1)	$288,777	$274,717
Swiss Reinsurance America Corporation	140,824	27,087
PXRE Reinsurance Company	128,542	72,509
St. Paul and Affiliates(2)	102,910	79,709
Houston Casualty Company	75,701	-
Imagine Insurance Company Limited	34,212	34,212
Partner Reinsurance Co	30,474	-
Hannover Ruckversicherungs AG	30,065	-

(1)	Includes Trabaja Reinsurance Company ($264.1 million) and London Life & General Reinsurance Company ($24.7 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($68.6 million), Mountain Ridge Insurance Company ($24.6 million) and other affiliated entities ($9.7 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2004 and 2003, the Company’s reinsurance receivables of $1,142.6 million and $1,220.3 million were supported by $507.2 million and $644.1 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2004, approximately 94% were from reinsurers rated “A-” or better by A.M. Best.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2004, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company's largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $264.1 million at December 31, 2004, of which 95% were collateralized.

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

In January 2002, the Company supplemented its in-force reinsurance programs for The PMA Insurance Group and its former reinsurance business with retroactive reinsurance contracts with Trabaja that provide coverage for adverse loss development on certain lines of business for accident years prior to 2002. These contracts provide coverage of up to $125 million in losses in return for $55 million of funding, which included $50 million of assets and $5 million in ceded premiums. Under the terms of the contracts, losses and LAE of the Run-off Operations ceded to Trabaja for accident years 1996 through 2001 are recoverable as they are incurred by the Company. In 2002, the Run-off Operations recognized a benefit of $25 million for losses ceded to these reinsurance contracts. Any future cession of losses under these contracts may require the Company to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

Note 6. Debt

The Company’s outstanding debt is as follows:

(dollar amounts in thousands)	2004	2003

Long-term debt:
6.50% Convertible Debt	$99,140	$-
Derivative component of 6.50% Convertible Debt	13,086	-
4.25% Convertible Debt	925	86,250
Trust preferred debt	43,816	43,816
8.50% Senior Notes	57,500	57,500
Total long-term debt	$214,467	$187,566

In November 2004, the Company exchanged $84.1 million aggregate principal amount of 6.50% Convertible Debt for $84.1 million aggregate principal amount of its outstanding 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt” and together with the 6.50% Convertible Debt, the “Convertible Debt” ). The Company did not receive any proceeds as a result of the exchange offer. The Company recorded a loss on the debt exchange of $6.0 million, which resulted from the initial recording of the 6.50% Convertible Debt at fair value and the write-off of unamortized issuance costs associated with the 4.25% Convertible Debt. In November 2004, the Company received net proceeds of $15.2 million from the issuance of $15 million aggregate principal amount of 6.50% Convertible Debt in a private placement to a limited number of qualified institutional buyers. The Convertible Debt may be converted at any time, at the holder's option, at a current price of $16.368 per share.

On June 30, 2009, holders of the 6.50% Convertible Debt will have the right to require the Company to repurchase for cash any amounts outstanding for 114% of the principal amount of the debt plus accrued and unpaid interest, if any, to the settlement date. In 2006, in the event PMA Capital Corporation receives any extraordinary dividends from its subsidiaries, the Company will be required to use 50% of those dividends to redeem up to $35 million principal amount of the 6.50% Convertible Debt at 110% of the original principal amount. Holders may elect to receive any premium over the principal amount (“Put Premium”) in either cash or Class A common stock, with the number of shares determined based on a value of $8.00 per share.

The 6.50% Convertible Debt is secured equally and ratably with the Company's $57.5 million 8.50% Monthly Income Senior Notes due 2018 (the “8.50% Senior Notes”) by a first lien on 20% of the capital stock of the Company's principal operating subsidiaries. The Company has agreed to make an additional pledge of the remainder of the capital stock of these subsidiaries if the A.M. Best financial strength rating of the Pooled Companies is not A- or higher on December 31, 2005 or is reduced below B++ prior to December 31, 2005. The 6.50% Convertible Debt is convertible at the rate of 61.0948 shares per $1000 principal amount, equivalent to a conversion price of $16.368 per share of Class A common stock.

The Put Premium and conversion features of the 6.50% Convertible Debt constitute a derivative which requires bifurcation. Any change in the fair value of the derivative component of the 6.50% Convertible Debt is recognized in net realized investment gains (losses). The Company had a net realized loss of $3.8 million in 2004 for the increase in the fair value of the derivative component of the 6.50% Convertible Debt from the date of issuance to December 31, 2004.

In 2003, the Company issued $43.8 million of 30-year floating rate subordinated debentures to three wholly owned statutory trust subsidiaries. The Company used all of the $41.2 million of net proceeds to pay down a portion of its then outstanding bank credit facility and for general corporate purposes. The trust preferred debt matures in 2033 and is redeemable, in whole or in part, in 2008 at the stated liquidation amount plus accrued and unpaid interest. The interest rates on the trust preferred debt equal the three-month London InterBank Offered Rate ("LIBOR") plus 4.10%, 4.20% and 4.05% and is payable on a quarterly basis. At December 31, 2004, the weighted average interest rate on the trust preferred securities was 6.51%.

The Company has the right to defer interest payments on the Trust Preferred securities for up to twenty consecutive quarters but, if so deferred, it may not declare or pay cash dividends or distributions on its Class A common stock. The Company has guaranteed the obligations of these statutory trust subsidiaries with respect to distributions and payments on the trust preferred securities issued by these subsidiaries.

In 2003, the Company issued $57.5 million of 8.50% Senior Notes due June 15, 2018, from which it realized net proceeds of $55.1 million. The Company used the proceeds from the offering to repay the remaining balance outstanding under its prior bank credit facility, to increase the statutory capital and surplus of its insurance subsidiaries, and for general corporate purposes. The Company has the right to call these securities beginning in June 2008.

In October 2002, the Company issued $86.25 million of 4.25% Convertible Debt from which the Company received net proceeds of $83.7 million. The Company used the proceeds from this offering primarily to increase the capital of its insurance and reinsurance subsidiaries. As discussed above, the Company exchanged $84.1 million of this debt in November 2004. The Company also retired $1.2 million of this debt in December 2004 through open market purchases. As of December 31, 2004, $925,000 remained outstanding. This debt is convertible at a conversion price of $16.368 per share, subject to adjustment upon certain events. Further, holders of this debt, at their option, may require the Company to repurchase all or a portion of the debt on September 30, 2006, 2008, 2010, 2012 and 2017, or subject to specified exceptions, upon a change in control. The Company may choose to pay the repurchase price in cash or shares of Class A common stock. The Convertible Debt is redeemable in cash, in whole or in part, at the Company’s option at any time on or after September 30, 2006.

The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on the Company’s ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company’s assets.

Note 7. Commitments and Contingencies

The Company leases certain office space and office equipment such as computers under noncancelable operating leases. Future minimum net operating lease obligations as of December 31, 2004 are as follows:

(dollar amounts in thousands)	Office space (1)	Office equipment	Total operating leases

2005	$3,724	$3,017	$6,741
2006	3,469	2,171	5,640
2007	3,518	963	4,481
2008	2,992	169	3,161
2009	2,443	13	2,456
2010 and thereafter	4,921	-	4,921
	$21,067	$6,333	$27,400

(1)	Net of sublease rentals of $1.5 million in 2005 and 2006, $1.6 million in 2007, 2008 and 2009 and $7.8 million thereafter.

Total rent expense incurred under operating leases was $3.9 million, $4.0 million and $4.1 million for 2004, 2003 and 2002, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2004 and 2003, the Company had recorded liabilities of $6.6 million and $7.5 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

Prior to December 2004, the Company had an interest in a real estate partnership for which it had provided a guaranty of $7.0 million related to loans on properties of the partnership. In December 2004, the Company sold the partnership and as such, this guaranty terminated at the time of the sale.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in 2004, and in consideration of the Company forgiving $166,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of that agreement. The loan of the other former officer in the outstanding principal amount of $185,000 is fully secured and is due on April 30, 2005. The Company is accruing interest on this loan, which is included in other assets on the Balance Sheet, at a rate of 4.5% as of December 31, 2004.

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

At December 31, 2004, The PMA Insurance Group is guarantor of $2.2 million principal amount on certain premium finance loans made by unaffiliated premium finance companies to insureds.

See Note 4 for information regarding losses related to the September 11, 2001 attack on the World Trade Center and Note 5 for information regarding disputed reinsurance receivables.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common Stock, 4.25% Convertible Debt and 8.50% Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company's securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company's underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company's financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 8. Shareholders’ Equity

Changes in Class A Common stock shares were as follows:

	2004	2003	2002

Treasury stock - Class A Common stock:
Balance at beginning of year	2,883,542	2,889,023	3,050,939
Purchase of treasury shares	-	-	90,185
Reissuance of treasury shares under employee benefit plans	(342,448)	(5,481)	(252,101)
Balance at end of year	2,541,094	2,883,542	2,889,023

In 2004, the Company issued 262,600 shares of restricted Class A common stock to employees under the Company’s 2002 Equity Incentive Plan and 79,326 shares of restricted Class A common stock to its Directors under the 2004 Directors Plan. The restricted stock vests (restrictions lapse) between one and three years. The Company also issued 16,422 shares of Class A Common stock to Directors in 2004 in lieu of a portion of their retainer under the 2004 Directors Plan.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability. The Company determines the cost of restricted stock awarded, which is recognized as compensation expense over the vesting period, based on the market value of the stock at the time of the award. The Company recorded expenses of $1.3 million during 2004 for restricted stock awards and $112,000 for Class A Common stock issued to Directors in lieu of their retainer. During 2004, 15,900 restricted shares were forfeited.

In 2003, shareholders approved an increase in the authorized shares of the Company’s Class A Common stock, which has a $5 par value, from 40 million shares to 60 million shares.

The Company repurchased 90,185 shares of its Class A Common stock at a cost of $1.7 million in 2002. No shares were repurchased in 2004 or 2003. The Company’s remaining share repurchase authorization at December 31, 2004 is $15.4 million. Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

The Company declared dividends on its Class A Common stock of $0.315 and $0.42 per share in 2003 and 2002, respectively. In November 2003, the Company’s Board of Directors suspended dividends on the Company’s Class A Common stock.

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

The Company’s domestic insurance subsidiaries’ ability to pay dividends to PMA Capital Corporation is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, all of PMA Capital’s domestic insurance entities were owned by PMA Capital Insurance Company (“PMACIC”). Only PMACIC, a Pennsylvania domiciled company, could pay dividends directly to PMA Capital Corporation.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC, the Company’s reinsurance subsidiary which is currently in run-off, from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation.

In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners (“NAIC”). In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

The Pooled Companies, which are not subject to the Pennsylvania Insurance Department’s Order, paid dividends of $12.1 million to PMA Capital Corporation in 2004. As of December 31, 2004, The Pooled Companies can pay up to $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department.

Dividends received from subsidiaries were $24.0 million and $28.0 million in 2003 and 2002, respectively.

Note 9. Stock Options

The Company currently has stock option plans in place for stock options granted to officers and other key employees for the purchase of the Company’s Class A Common stock, under which 4,800,314 Class A Common shares were reserved for issuance at December 31, 2004. The stock options were granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the fair market value of the Class A Common stock on the date the options are granted. Information regarding these option plans is as follows:

	2004		2003		2002
	Weighted			Weighted		Weighted
	Average			Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,871,619	$16.07	3,096,494	$16.93	3,387,154	$16.45
Options granted	1,350,200	6.34	511,960	9.21	440,500	19.50
Options exercised	-	-	(50,141)	11.50	(302,465)	12.66
Options forfeited or expired	(1,464,614)	14.61	(686,694)	15.17	(428,695)	18.78
Options outstanding, end of year(1)	2,757,205	$12.09	2,871,619	$16.07	3,096,494	$16.93
Options exercisable, end of year	1,523,047	$15.74	1,861,489	$16.85	2,059,729	$15.74
Option price range at end of year	$5.78 to $21.50		$ 9.14 to $21.50		$11.50 to $21.50
Option price range for exercised shares	-		$11.50		$10.00 to $17.00
Options available for grant at end of year	2,043,109		2,057,054		305,158

(1)
Included in the options outstanding at December 31, 2002 are 260,000 options (“Target Price Options”), with an exercise price of $17.00. Because the stock did not reach the necessary price, the Target Price Options expired as unvested options in 2003.

All options granted in 2004 and 2003 were granted with an exercise price that equaled or exceeded the market value of the Class A Common stock on the grant date (“out-of-the-money”). The weighted average fair value of options granted in 2004 and 2003 was $3.43 per share and $4.91 per share, respectively. Of the total options granted in 2002, 225,000 were granted with an exercise price that was lower than the market value of the Class A Common stock on the grant date, and such options had a weighted average exercise price of $19.50 per share and a weighted average fair value of $14.61 per share. The remaining 215,500 options were granted out-of-the-money, and such options had an exercise price of $19.50 per share and a weighted average fair value of $7.66 per share.

The Company accounts for stock option compensation using the intrinsic value method. Included in the Company’s net income (loss) were pre-tax stock option compensation costs of $(172,000), $239,000 and $215,000 for 2004, 2003 and 2002, respectively. Stock option compensation increased pre-tax income in 2004 due to the impact of the cancellation of unvested stock options.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	5	10	10
Risk-free interest rate	3.1%	3.4%	5.1%
Expected volatility	60.5%	44.3%	16.8%
Expected dividend yield	0.0%	4.6%	2.0%

Stock options outstanding and options exercisable at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number	Average
	Shares	Life	Exercise Price	of Shares	Exercise Price

$5.78 to $8.00	1,291,100	9.28	$6.37	304,800	$7.02
$8.01 to $12.00	149,850	8.41	$9.14	-	$-
$12.01 to $16.00	315,800	0.43	$15.33	315,800	$15.33
$16.01 to $20.00	803,891	4.01	$18.27	705,883	$18.10
$20.01 to $21.50	196,564	5.05	$21.43	196,564	$21.43

See Note 2-J and 2-L for additional information.

Note 10. Earnings Per Share

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	2004	2003	2002

Denominator:
Basic shares	31,344,858	31,330,183	31,284,848
Dilutive effect of:
Restricted stock	243,977	-	-
Stock options	136,994	-	-
Convertible Debt	3,232	-	-
Total diluted shares	31,729,061	31,330,183	31,284,848

The effect of 1.5 million, 2.9 million and 3.1 million stock options were excluded from the computation of diluted earnings per share for 2004, 2003 and 2002, respectively, because they would have been anti-dilutive.

Diluted shares for 2004, 2003 and 2002 do not assume the conversion of the Company’s Convertible Debt into 6.1 million, 5.3 million and 5.3 million shares of Class A Common stock, respectively, because it would have been anti-dilutive. The dilutive effect of the Convertible Debt for 2004 represents the impact of the Put Premium feature on the 6.50% Convertible Debt. See Note 6 for additional information.

Note 11. Fair Value of Financial Instruments

As of December 31, 2004, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. As of December 31, 2003, the carrying amounts for the Company’s financial instruments approximated their estimated fair value, other than the 4.25% Convertible Debt, which had a fair value of approximately $65 million, compared to a carrying value of $86.3 million, and the 8.50% Senior Notes, which had a fair value of approximately $50 million, compared to a carrying value of $57.5 million. The Company measures the fair value of fixed maturities, the Convertible Debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers. For other financial instruments, the carrying values approximate their fair values. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 12. Income Taxes

The components of the Federal income tax expense (benefit) are:

(dollar amounts in thousands)	2004	2003	2002

Current	$-	$-	$(3,606)
Deferred	2,115	25,823	(27,527)
Income tax expense (benefit)	$2,115	$25,823	$(31,133)

A reconciliation between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2004	2003	2002

Federal income tax at the statutory rate	$1,381	$(23,711)	$(27,705)
Change in valuation allowance	8,000	49,000	-
Reversal of income tax accruals	(8,120)	-	(3,000)
Other	854	534	(428)
Income tax expense (benefit)	$2,115	$25,823	$(31,133)

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2004	2003
Net operating loss and tax credit carryforwards	$86,891	$76,854
Discounting of unpaid losses and LAE	41,337	61,619
Unearned premiums	10,949	26,136
Postretirement benefit obligation	9,856	7,712
Allowance for uncollectible accounts	6,666	6,277
Depreciation	3,540	3,264
Other	11,626	9,549
Gross deferred tax assets	170,865	191,411
Valuation allowance	(57,000)	(49,000)
Deferred tax assets, net of valuation allowance	113,865	142,411
Deferred acquisition costs	(10,999)	(29,391)
Unrealized appreciation of investments	(7,335)	(16,994)
Losses of foreign reinsurance affiliates	-	(8,120)
Capitalized software	(4,204)	(4,161)
Foreign exchange translation adjustment	(449)	(1,973)
Other	(4,377)	(4,810)
Gross deferred tax liabilities	(27,364)	(65,449)
Net deferred tax assets	$86,501	$76,962

At December 31, 2004, the Company had a net operating loss ("NOL") carryforward of $221.9 million, which will expire in years 2018 through 2024, and an $8.5 million alternative minimum tax ("AMT") credit carryforward, which does not expire. The NOL carryforward, which produces a gross deferred tax asset of $77.6 million, will be applied to reduce taxable income of the Company.

In 2003, the Company recorded a valuation allowance in the amount of $49 million. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets and determined that it needed to be increased by $8 million, considering a number of factors, including the recent losses and revised projections of future earnings at the Run-off Operations. Accordingly, management has estimated at December 31, 2004 that the insurance operations will generate sufficient future taxable income to utilize the net deferred tax asset, net of the $57.0 million valuation allowance, over a period of time not exceeding the expiration of the operating loss carryforwards. The valuation allowance of $57.0 million reserves against $46.3 million of gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company's Federal income tax returns are subject to audit by the Internal Revenue Service ("IRS"). No tax years are currently under audit by the IRS. In the fourth quarter of 2004, the Company reversed $8.1 million of certain tax contingency reserves recorded in prior years, due primarily to closed examination years.

In 2002, the Company received refunds from the IRS of $10.6 million, resulting primarily from an AMT net operating loss which was generated in 2001 and carried back to 1998 and 1999.

Note 13. Employee Retirement, Postretirement and Postemployment Benefits

A. Pension and Other Postretirement Benefits:

Pension Benefits — The Company sponsors a qualified non-contributory defined benefit pension plan (the "Qualified Pension Plan") covering substantially all employees. After meeting certain requirements under the Qualified Pension Plan, an employee acquires a vested right to future benefits. The benefits payable under the plan are generally determined on the basis of an employee’s length of employment and salary during employment. The Company’s policy is to fund pension costs in accordance with the Employee Retirement Income Security Act of 1974.

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the "Non-qualified Pension Plans") for the benefit of certain key employees. The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $7.6 million and $7.3 million, respectively, as of December 31, 2004.

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

The following tables set forth the amounts recognized in the Company’s financial statements with respect to Pension Benefits and Other Postretirement Benefits:

	Pension Benefits		Other Postretirement Benefits
(dollar amounts in thousands)	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$77,470	$66,924	$9,777	$8,808
Service cost	3,520	3,202	420	364
Interest cost	4,937	4,629	597	596
Actuarial (gain) loss	2,252	4,927	(41)	652
Benefits paid	(2,427)	(2,212)	(756)	(643)
Benefit obligation at end of year	$85,752	$77,470	$9,997	$9,777

Change in plan assets:
Fair value of plan assets at beginning of year	$62,401	$57,118	$-	$-
Actual return on plan assets	5,066	7,495	-	-
Benefits paid	(2,427)	(2,212)	-	-
Fair value of plan assets at end of year	$65,040	$62,401	$-	$-

Benefit obligation greater than the fair value of plan assets	$(20,712)	$(15,069)	$(9,997)	$(9,777)

Unrecognized actuarial (gain) loss	31,016	29,982	(3,063)	(3,162)
Unrecognized prior service (cost) benefit	482	487	(484)	(603)
Unrecognized net transition obligation	342	338	-	-
Net amount recognized at end of year	$11,128	$15,738	$(13,544)	$(13,542)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$17,139	$21,075	$-	$-
Accrued benefit cost	(6,011)	(5,337)	(13,544)	(13,542)
Additional minimum liability	(26,499)	(25,288)	-	-
Intangible asset	1,244	1,273	-	-
Accumulated other comprehensive income, pre-tax	25,255	24,015	-	-
Net amount recognized at end of year	$11,128	$15,738	$(13,544)	$(13,542)

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$3,520	$3,202	$2,396	$419	$364	$316
Interest cost	4,937	4,629	4,278	597	596	589
Expected return on plan assets	(5,198)	(5,032)	(4,333)	-	-	-
Amortization of transition obligation	(4)	(5)	(4)	-	-	-
Amortization of prior service cost	5	5	5	(119)	(119)	(119)
Recognized actuarial (gain) loss	1,642	1,643	662	(140)	(91)	(218)
Net periodic pension cost	$4,902	$4,442	$3,004	$757	$750	$568

Weighted average assumptions:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	9.00%	9.00%	-	-	-
Rate of compensation increase	3.75%	4.00%	4.50%	-	-	-

The Company uses a January 1 measurement date for its Plans. For the measurement of Other Postretirement Benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% by 2009 and remain at that level thereafter. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Benefits paid in the table above include only those amounts paid directly from plan assets.

The decline in Qualified Pension Plan asset performance in 2000 to 2002, combined with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $24.0 million increase in its accrued Qualified Pension Plan liability and to take a $15.6 million non-cash charge to equity in the fourth quarter of 2003. In 2004, the Company increased its Qualified Pension Plan liability by an additional $1.2 million and recorded a non-cash charge to equity of $806,000. These charges did not impact earnings or cash flow, and could reverse in future periods if either interest rates increase or market performance and plan asset returns improve.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $78.2 million, $73.2 million and $65.0 million, respectively, at December 31, 2004 and $70.5 million, $65.3 million and $62.4 million, respectively, at December 31, 2003.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2005	2004	2003
Equity Securities	50-70%	69%	66%
Debt Securities	30-50%	31%	34%
Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically. The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company's pension plans:

	Qualified Pension	Non-Qualified
(dollar amounts in thousands)	Benefits	Pension Benefits
Expected Employer Contributions:
2005	$-	$-
Expected Benefit Payments:
2005	$2,583	$310
2006	2,687	322
2007	2,794	348
2008	2,893	416
2009	3,084	438
2010-2014	20,882	2,820

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $65.0 million at December 31, 2004. Non-qualified Pension Plan benefits will be paid from the general assets of the Company.

B. Defined Contribution Savings Plan — The Company also maintains a voluntary defined contribution savings plan covering substantially all employees. The Company matches employee contributions up to 5% of compensation. Contributions under such plans expensed in 2004, 2003 and 2002 were $2.6 million, $3.3 million and $3.4 million, respectively.

C. Postemployment Benefits — The Company may provide certain benefits to employees subsequent to their employment, but prior to retirement including severance, long-term and short-term disability payments, and other related benefits. Postemployment benefits attributable to prior service and/or that relate to benefits that vest or accumulate are accrued presently if the payments are probable and reasonably estimable. Postemployment benefits that do not meet such criteria are accrued when payments are probable and reasonably estimable. See Note 14 for additional information regarding severance.

Note 14. Run-Off Operations

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines business.

As a result of the decision to exit from and run off the reinsurance business, results for the Run-off Operations for 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 80 employees at PMA Re have been terminated in accordance with the Company’s exit plan. Approximately 60 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $1.7 million, which include retention bonuses and severance, for 2004, and expects to record expenses of approximately $1.3 million for 2005. Employee termination benefits and retention bonuses of $3.3 million have been paid in accordance with this plan, including $450,000 in 2003. Additionally, in 2004 the Run-off Operations paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

In May 2002, the Company announced its decision to withdraw from the excess and surplus lines marketplace previously served by the Caliber One operating segment. In January 2003, the Company closed on the sale of the capital stock of Caliber One Indemnity Company. Pursuant to the agreement of sale, the Company has retained all assets and liabilities related to the in-force policies and outstanding claim obligations relating to Caliber One’s business written prior to closing on the sale. As a result of the Company’s decision to exit from and run off this business, its results are reported in Run-off Operations. The sale generated gross proceeds of approximately $31 million and resulted in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations for 2003.

As a result of the decision to exit from and run off this business, 2002 results for the Run-off Operations include a charge of $43 million pre-tax. Components of the charge include approximately $16 million to write-down assets to their estimated net realizable value, including non-cash charges of approximately $6 million for leasehold improvements and other fixed assets and $1.3 million for goodwill. During 2003, the Company recognized an additional $2.5 million write-down of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an updated assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for 2003.

In addition, the $43 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $27 million, including reinsurance costs of approximately $19 million, long-term lease costs of approximately $4 million and involuntary employee termination benefits of approximately $3 million. The charge was included in operating expenses (approximately $24 million) and net premiums earned (approximately $19 million) in the Statement of Operations in 2002. At December 31, 2004, the Company had a remaining balance of approximately $410,000 for net lease costs and approximately $114,000 for severance.

During 2002, approximately 80 Caliber One employees, primarily in the underwriting area, were terminated in accordance with the Company’s exit plan. Approximately 6 positions, primarily claims staff, remain as of December 31, 2004. Involuntary employee termination benefits of $38,000, $730,000 and $1.9 million were paid during 2004, 2003 and 2002, respectively.

Note 15. Business Segments

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by the PMA Re operating segment. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of the Company’s former excess and surplus lines business.

The Company's total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

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

(dollar amounts in thousands)	2004	2003	2002

Revenues:
The PMA Insurance Group	$492,335	$620,432	$460,573
Run-off Operations	101,722	665,783	631,377
Corporate and Other	7,414	1,252	(728)
Net realized investment gains (losses)	6,493	13,780	(16,085)
Total revenues	$607,964	$1,301,247	$1,075,137

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,166	$21,541	$25,346
Run-off Operations	5,509	(80,376)	(74,204)
Corporate and Other	(21,223)	(22,691)	(14,214)
Net realized investment gains (losses)	6,493	13,780	(16,085)
Income (loss) before income taxes	3,945	(67,746)	(79,157)
Income tax expense (benefit)	2,115	25,823	(31,133)
Net income (loss)	$1,830	$(93,569)	$(48,024)

Net premiums earned by principal business segment are as follows:

(dollar amounts in thousands)	2004	2003	2002
The PMA Insurance Group:
Workers' compensation and integrated disability	$389,844	$477,402	$333,956
Commercial automobile	30,602	53,541	43,384
Commercial multi-peril	16,973	28,700	25,390
Other	4,924	10,389	7,536
Total premiums earned	442,343	570,032	410,266
Run-off Operations:
Reinsurance:
Traditional - Treaty	23,661	278,971	263,757
Finite Risk and Financial Products	15,501	221,093	207,531
Specialty - Treaty	36,348	83,008	58,348
Facultative	2,450	27,237	18,619
Accident Reinsurance	(873)	13,940	3,258
Total reinsurance premiums earned	77,087	624,249	551,513
Excess and surplus lines	(20)	4,672	30,113
Total premiums earned - Run-off Operations	77,067	628,921	581,626
Corporate and Other	(825)	(788)	(881)
Consolidated net premiums earned	$518,585	$1,198,165	$991,011

The Company’s amortization and depreciation expense by principal business segment were as follows:

(dollar amounts in thousands)	2004	2003	2002

The PMA Insurance Group	$7,648	$7,117	$3,598
Run-off Operations	12,015	14,035	5,472
Corporate and Other	4	77	129
Total depreciation and amortization expense	$19,667	$21,229	$9,199

The Company's total assets(1) by principal business segment were as follows:

(dollar amounts in thousands)	2004	2003

The PMA Insurance Group	$1,889,449	$2,008,509
Run-off Operations	1,300,655	2,128,461
Corporate and Other(2)	63,881	50,988
Total assets	$3,253,985	$4,187,958

(1)	Equity investments in subsidiaries, which eliminate in consolidation, are excluded from total assets for each segment.
(2)	Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

The PMA Insurance Group’s operations are concentrated in ten contiguous states in the eastern part of the U.S. As such, economic trends in individual states may not be independent of one another. Also, The PMA Insurance Group’s products are highly regulated by each of these states. For many of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states. While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations. The PMA Insurance Group is the Company’s sole remaining ongoing insurance segment. In 2004, workers’ compensation net premiums written represented 85% of The PMA Insurance Group’s net premiums written. In 2003 and 2002, workers’ compensation net premiums written by The PMA Insurance Group represented 41% and 32%, respectively, of the Company’s net premiums written.

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million.

Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or terrorist event, could exceed the Company’s reinsurance and/or retrocessional protection and may have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In 2004, 2003 and 2002, the Company’s loss and LAE ratios were not significantly impacted by catastrophes.

Note 16. Transactions with Related Parties

In 2003 and 2002, the Company and certain of its subsidiaries provided certain administrative services to the PMA Foundation (the “Foundation”), for which the Company and its subsidiaries received reimbursement. The Foundation, a not-for-profit corporation qualified under Section 501(c)(6) of the Internal Revenue Code, whose purposes include the promotion of the common business interests of its members and the economic prosperity of the Commonwealth of Pennsylvania, owned 5,242,150 shares, or 16.7%, of the Company’s Class A Common stock as of December 31, 2003. As of December 31, 2004, the Foundation owns less than 5% of the Company’s Class A Common Stock. Total reimbursements amounted to $13,000 for both 2003 and 2002. The Foundation also leased its Harrisburg, Pennsylvania headquarters facility from a subsidiary of the Company under an operating lease which required rent payments of $25,000 per month, and reimbursed a subsidiary of the Company for its use of office space. Rent and related reimbursements paid to the Company’s affiliates by the Foundation was $304,000 in both 2003 and 2002. In 2004, the Company sold this building to the Foundation for gross proceeds of $1.6 million, resulting in a gain of $458,000, which is included in other revenues in the Statement of Operations.

The Company incurred legal and consulting expenses aggregating approximately $4.4 million, $3.7 million and $3.9 million in 2004, 2003 and 2002, respectively, from firms in which directors of the Company are partners or principals.

At December 31, 2003 and 2002, the Company had notes receivable from officers totaling $65,000 and $62,000, respectively, that are accounted for as a reduction of shareholders’ equity. These loans were repaid in 2004.

Note 17. Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department (collectively, "SAP"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of NAIC publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles ("Codification") guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries are as follows:

(dollar amounts in thousands)	2004	2003	2002

SAP net income (loss):
The PMA Insurance Group	$19,000	$7,169	$4,984
PMA Capital Insurance Company	40,803	(84,413)	(8,039)
Caliber One Indemnity Company(1)	-	409	(27,874)
Total	$59,803	$(76,835)	$(30,929)

SAP capital and surplus:
The PMA Insurance Group	$300,034	$296,777	$305,533
PMA Capital Insurance Company	224,510	500,617	580,151
Caliber One Indemnity Company(1)	-	-	26,844
Eliminations(2)	-	(296,777)	(332,377)
Total	$524,544	$500,617	$580,151

(1)	In January 2003, the Company sold the capital stock of Caliber One Indemnity Company.
(2)
The surplus of The PMA Insurance Group’s domestic insurance subsidiaries (for 2003 and 2002) and Caliber One Indemnity Company (2002 only) are eliminated as they are included in the statutory surplus of PMA Capital Insurance Company, then the parent company of these insurance companies. In June 2004, The PMA Insurance Group was transferred from PMA Capital Insurance Company to PMA Capital Corporation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department (for PMA Capital Insurance Company and The PMA Insurance Group) and the Delaware Insurance Department (for Caliber One Indemnity Company). Pennsylvania and Delaware have adopted Codification as the basis of their statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $101,000, $435,000 and $13.0 million at December 31, 2004, 2003 and 2002, respectively, over what it would have been had the prescribed practice not been allowed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the accompanying balance sheets of PMA Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2002 were audited by other auditors whose report, dated February 5, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PMA Capital Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 16, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of PMA Capital Corporation:

In our opinion, the accompanying consolidated statements of operations, of cash flows, of shareholders’ equity and of comprehensive income (loss) for the year ended December 31, 2002 (appearing on pages 63 through 66 of the 2004 PMA Capital Corporation Annual Report to Shareholders included in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of PMA Capital Corporation and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First		Second		Third		Fourth
(dollar amounts in thousands, except share data)	Quarter		Quarter		Quarter		Quarter

2004
Income Statement Data:
Total revenues	$237,365		$140,083		$125,468		$105,048
Income (loss) before income taxes	18,793		175		(45)		(14,978)
Net income (loss)	12,153		64		(74)		(10,313)

Per Share Data:
Net income (loss) (Basic)	$0.39		$-		$-		$(0.33)
Net income (loss) (Diluted)	0.35		-		-		(0.33)

2003
Income Statement Data:
Total revenues	$303,070		$312,619		$316,188		$369,370
Income (loss) before income taxes	16,599		18,829		(111,192)		8,018
Net income (loss)	10,702		12,167		(96,406)	(1)	(20,032)	(1)

Per Share Data:
Net income (loss) (Basic)	$0.34		$0.39		$(3.08)	(1)	$(0.64)	(1)
Net income (loss) (Diluted)	0.31	(2)	0.35	(2)	(3.08)	(1)	(0.64)	(1)

(1)
Includes $24 million, or $0.76 per basic and diluted share, for the third quarter, and $25 million, or $0.80 per basic and diluted share, for the fourth quarter, to record a valuation allowance on our deferred tax asset.

(2)
Includes a reduction of $.03 and $.04 for the first and second quarters of 2003, respectively, from previously filed Forms 10-Q due to the December 2004 adoption of EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires retroactive restatement of all periods presented. See Note 2-L to the Consolidated Financial Statements for additional information.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we, under the supervision and with the participation of our management, including Vincent T. Donnelly, President and Chief Executive Officer, and William E. Hitselberger, Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “The Board of Directors and Corporate Governance,” “Nominees For Election,” “Directors Continuing in Office” and “Committees of the Board - Audit Committee” and “Committees of the Board - Nominating and Corporate Governance Committee” in our Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,757,205	$12.09	2,043,109(1)
Equity compensation plans not approved by security holders	0	0	0
Total	2,757,205	$12.09	2,043,109

(1)	These securities are issuable under our 2002 Equity Incentive Plan, which was approved by shareholders at the 2002 Annual Meeting of Shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, bonus stock or stock in lieu of other obligations, dividend equivalent rights or other stock-based awards and performance awards.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Ratification of the Appointment of the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS AND SCHEDULES

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

PMA CAPITAL CORPORATION

Date: March 16, 2005	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/s/ William E. Hitselberger
William E. Hitselberger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
Joseph H. Foster*	Director
Thomas J. Gallen*	Director
Anne S. Genter*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
James F. Malone III*	Director
Edward H. Owlett*	Director
Roderic H. Ross*	Director
L. J. Rowell, Jr. *	Director

* By: /s/ William E. Hitselberger
William E. Hitselberger
Attorney-in-Fact

PMA Capital Corporation

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2004 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2004	2003
Assets
Cash	$434	$500
Short-term investments	286	14,481
Investment in subsidiaries	642,466	659,149
Related party receivables	37,638	6,312
Deferred income taxes, net	29,602	21,989
Other assets	13,379	9,380
Total assets	$723,805	$711,811

Liabilities
Long-term debt	$214,467	$187,566
Other liabilities	63,887	60,578
Total liabilities	278,354	248,144

Shareholders' Equity
Class A Common stock, $5 par value
(2004 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,676,851 outstanding;
2003 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,334,403 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	213,313	216,115
Accumulated other comprehensive income (loss)	(1,959)	19,622
Notes receivable from officers	-	(65)
Treasury stock, at cost (2004 - 2,541,094 shares; 2003 - 2,883,542 shares)	(45,573)	(52,426)
Unearned restricted stock compensation	(751)	-
Total shareholders' equity	445,451	463,667
Total liabilities and shareholders' equity	$723,805	$711,811

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Year Ended December 31,
(dollar amounts in thousands)	2004	2003	2002
Revenues:
Net investment income (expense)	$118	$(31)	$(18)
Net realized investment loss	(3,846)	-	-
Other revenues	6,680	30	8
Total revenues	2,952	(1)	(10)

Expenses:
General expenses	9,893	14,200	8,819
Interest expense	12,579	10,244	4,090
Loss on debt exchange	5,973	-	-
Total expenses	28,445	24,444	12,909
Loss before income taxes and equity in earnings
(loss) of subsidiaries	(25,493)	(24,445)	(12,919)
Income tax expense (benefit)	(11,094)	23,676	(32,548)
Income (loss) before equity in earnings (loss)
of subsidiaries	(14,399)	(48,121)	19,629
Equity in earnings (loss) of subsidiaries	16,229	(45,448)	(67,653)
Net income (loss)	$1,830	$(93,569)	$(48,024)

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
(dollar amounts in thousands)	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$1,830	$(93,569)	$(48,024)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(16,229)	45,448	67,653
Dividends received from subsidiaries	10,998	24,000	28,000
Net tax sharing payments received from subsidiaries	4,851	5,637	11,989
Net realized investment losses	3,846	-	-
Loss on debt exchange	5,973	-	-
Deferred income tax expense (benefit)	(7,143)	25,138	(16,954)
Other, net	(8,889)	3,003	(6,994)
Net cash flows provided by (used in) operating activities	(4,763)	9,657	35,670

Cash Flows From Investing Activities:
Net sales (purchases )of short-term investments	14,195	(14,481)	-
Cash contributions to subsidiaries	-	(500)	(25,175)
Proceeds from other assets sold	7,729	-	-
Net cash flows provided by (used in) investing activities	21,924	(14,981)	(25,175)

Cash Flows From Financing Activities:
Dividends paid to shareholders	-	(9,870)	(12,102)
Issuance of long-term debt	15,825	100,000	151,250
Debt issue costs	(600)	(3,662)	(3,009)
Repayment of debt	(1,185)	(65,000)	(62,500)
Proceeds from exercise of stock options	-	2	2,866
Purchase of treasury stock	-	-	(1,726)
Net repayments of notes receivable from officers	59	-	96
Change in related party receivables and payables	(31,326)	(15,646)	(85,371)
Net cash flows provided by (used in) financing activities	(17,227)	5,824	(10,496)

Net increase (decrease) in cash	(66)	500	(1)
Cash - beginning of year	500	-	1
Cash - end of year	$434	$500	$-

Supplementary cash flow information:
Income taxes paid (refunded)	$(2,592)	$2,600	$(10,649)
Interest paid	$11,832	$8,723	$2,924

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2004:
The PMA Insurance Group	$30,984	$1,226,781	$156,484	$442,343	$30,984	$331,181	$86,078	$56,911	$377,795
Run-off Operations	442	919,222	2,005	77,067	24,655	49,375	29,147	17,691	(75,360)
Corporate and Other (2)	-	(34,405)	-	(825)	1,306	-	-	10,310	(825)
Total	$31,426	$2,111,598	$158,489	$518,585	$56,945	$380,556	$115,225	$84,912	$301,610

December 31, 2003:
The PMA Insurance Group	$38,635	$1,259,737	$227,262	$570,032	$32,907	$442,502	$90,575	$65,173	$603,593
Run-off Operations	45,340	1,315,071	176,446	628,921	34,362	555,845	165,871	24,443	589,449
Corporate and Other (2)	-	(33,490)	-	(788)	1,654	-	-	14,056	(788)
Total	$83,975	$2,541,318	$403,708	$1,198,165	$68,923	$998,347	$256,446	$103,672	$1,192,254

December 31, 2002:
The PMA Insurance Group	$32,266	$1,192,069	$189,799	$410,266	$35,613	$307,734	$71,874	$48,032	$452,276
Run-off Operations	56,956	1,304,746	215,580	581,626	49,751	515,924	145,110	44,547	653,602
Corporate and Other (2)	-	(46,925)	-	(881)	(483)	-	-	10,229	(881)
Total	$89,222	$2,449,890	$405,379	$991,011	$84,881	$823,658	$216,984	$102,808	$1,104,997

(1) Net investment income is based on each segment's invested assets.
(2) Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also inludes the effect of elimiationg intercompany transactions.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2004:

Property and liability insurance premiums	$461,365	$78,911	$136,131	$518,585	26%

Year Ended December 31, 2003:

Property and liability insurance premiums	$638,716	$228,576	$788,025	$1,198,165	66%

Year Ended December 31, 2002:

Property and liability insurance premiums	$599,827	$300,556	$691,740	$991,011	70%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2004:
Valuation allowance:
Premiums receivable	$7,972	$(923)	$-	$7,049
Reinsurance receivable	6,769	2,233	-	9,002
Deferred income taxes, net	49,000	8,000	-	57,000

Year ended December 31, 2003:
Valuation allowance:
Premiums receivable	$9,528	$(544)	$(1,012)	$7,972
Reinsurance receivable	5,483	4,286	(3,000)	6,769
Deferred income taxes, net	-	49,000	-	49,000

Year ended December 31, 2002:
Valuation allowance:
Premiums receivable	$12,583	$245	$(3,300)	$9,528
Reinsurance receivable	4,562	4,371	(3,450)	5,483
Deferred income taxes, net	-	-	-	-

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

							Losses and loss adjustment expenses incurred related to
(dollars in thousands)	Deferred acquisition	Unpaid losses and loss adjustment	Discount on unpaid losses and loss adjustment	Unearned	Net premiums	Net investment	Current	Prior	Acquisition	Paid losses and loss adjustment	Net premiums
Affiliation with registrant	costs	expenses	expenses(1)	premiums	earned	income	year	years (2)	expenses	expenses	written
Consolidated property-casualty
subsidiaries:

December 31, 2004	$31,426	$2,111,598	$60,787	$158,489	$518,585	$56,945	$406,828	$(40,363)	$115,225	$728,011	$301,610

December 31, 2003	$83,975	$2,541,318	$67,012	$403,708	$1,198,165	$68,923	$768,114	$218,774	$256,446	$836,383	$1,192,254

December 31, 2002	$89,222	$2,449,890	$97,849	$405,379	$991,011	$84,881	$655,395	$159,748	$216,984	$732,469	$1,104,997

(1) - Reserves discounted at approximately 5%.
(2) - Exlcudes accretion of loss reserve discount of $14,091, $11,459 and $8,515 in 2004, 2003 and 2002, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 16, 2005; such reports are included elsewhere in this From 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedules for the years ended December 31, 2002 were audited by other auditors. Those auditors expressed an opinion, in their report dated February 5, 2003, that such 2002 consolidated financial statement schedules, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 16, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors and Shareholders
of PMA Capital Corporation:

Our audit of the 2002 consolidated financial statements referred to in our report dated February 5, 2003 appearing in the 2004 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the 2002 financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these 2002 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 5, 2003

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing

(3)		Articles of Incorporation and Bylaws:

	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures*:

	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.

	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.6	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.7	Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed herewith.

	4.8	First Supplemental Indenture, dated as of November 15, 2004 between the Company and U.S. Bank National Association, as Trustee.	Filed herewith.

	4.9	Second Supplemental Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed herewith.

4.10	Forms of 6.50% Convertible Secured Senior Debentures due September 30, 2022.	Filed herewith (included in Exhibit 4.8 and 4.9).

4.11	Registration Rights Agreement, dated as of November 15, 2004, between the Company and Banc of America Securities, LLC.	Filed herewith.

(10)		Material Contracts:
Exhibits 10.1 through 10.26 are management contracts or compensatory plans:

	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

	10.3	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

	10.5	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

	10.6	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed herewith.

	10.7	Employment Agreement by and between the Company and William E. Hitselberger.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.8	Employment Agreement by and between the Company and Robert L. Pratter.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.9	Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.10	Employment Agreement dated May 1, 1995 between the Company and John. W. Smithson.	Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.11	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of the Company.	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.12	Company's Annual Incentive Plan.	Filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A dated March 23, 2000 and incorporated herein by reference.

10.13	Company's Amended and Restated 1991 Equity Incentive Plan.	Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.14	Amendment No. 1 to the Amended and Restated 1991 Equity Incentive Plan dated May 5, 1999.	Filed herewith.

10.15	Company's Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.16	Amendment No. 1 to the Amended and Restated 1993 Equity Incentive Plan dated May 5, 1999.	Filed herewith.

10.17	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.18	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed herewith.

10.19	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.20	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed herewith.

10.21	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.22	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed herewith.

10.23	Company's 1999 Equity Incentive Plan.	Filed herewith.

10.24	Company's 2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

10.25	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.26	PMA Capital Corporation Directors Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A of the Company's Proxy Statement on Schedule 14A dated April 9, 2004 and incorporated herein by reference.

10.27	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.28	Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp, as Tenant, covering the premises located at Mellon Bank, 1735 Market St, Philadelphia, dated May 26, 1994.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.29
First Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of October 30, 1996.
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.30
Second Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of December 11, 1998.
Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.31
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

10.32
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

10.33
Fifth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of April 30, 2004.
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.34
Sixth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of June 14, 2004.
Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

	10.35	Purchase Agreement, dated as of November 10, 2004 between the Company and Banc of America Securities, LLC.	Filed herewith.

(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

(21)		Subsidiaries of the Company.	Filed herewith.

(24)		Power of Attorney:

	24.1	Powers of Attorney.	Filed herewith.

	24.2	Certified Resolutions.	Filed herewith.

(31)		Rule 13a-14(a) Certifications:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)		Section 1350 Certifications:

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)		Additional Exhibits:

	99.1	Letter Agreement, dated 12/22/03, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA. 19422, Attn: Secretary