Form 10-Q
period 2005-03-31
PMA CAPITAL CORP
filed 2005-05-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-22761

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

380 Sentry Parkway
Blue Bell, Pennsylvania	19422-2357
(Address of principal executive offices)	(Zip Code)

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

There were 31,835,136 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 29, 2005.

Part I. Financial Information
Item 1. Financial Statements
PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value
(amortized cost: 2005 - $1,281,093; 2004 - $1,283,256)	$1,283,406	$1,304,086
Short-term investments	60,325	123,746
Short-term investments, loaned securities collateral	102,620	-
Total investments	1,446,351	1,427,832

Cash	49,921	35,537
Accrued investment income	15,188	15,517
Premiums receivable (net of valuation allowance:
2005 - $9,153; 2004 - $9,349)	208,748	197,831
Reinsurance receivables (net of valuation allowance: 2005 - $9,402; 2004 - $9,002)	1,129,507	1,142,552
Deferred income taxes, net	98,714	86,501
Deferred acquisition costs	35,138	31,426
Funds held by reinsureds	146,674	142,064
Other assets	167,200	174,725
Total assets	$3,297,441	$3,253,985

Liabilities:
Unpaid losses and loss adjustment expenses	$2,077,599	$2,111,598
Unearned premiums	177,415	158,489
Long-term debt	211,769	214,467
Accounts payable, accrued expenses and other liabilities	196,875	196,744
Funds held under reinsurance treaties	112,712	121,234
Dividends to policyholders	4,580	5,977
Payable under securities loan agreements	102,603	25
Total liabilities	2,883,553	2,808,534

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value
(2005 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,835,136 outstanding;
2004 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,676,851 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	189,787	213,313
Accumulated other comprehensive loss	(14,116)	(1,959)
Treasury stock, at cost (2005 - 2,382,809 shares; 2004 - 2,541,094 shares)	(41,752)	(45,573)
Unearned restricted stock compensation	(452)	(751)
Total shareholders' equity	413,888	445,451
Total liabilities and shareholders' equity	$3,297,441	$3,253,985

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Revenues:
Net premiums written	$110,209	$158,498
Change in net unearned premiums	(22,486)	47,771
Net premiums earned	87,723	206,269
Net investment income	11,712	16,758
Net realized investment gains	2,983	8,600
Other revenues	4,954	5,738
Total revenues	107,372	237,365

Losses and expenses:
Losses and loss adjustment expenses	93,988	142,190
Acquisition expenses	18,671	47,235
Operating expenses	16,460	24,779
Dividends to policyholders	502	1,429
Interest expense	3,969	2,939
Total losses and expenses	133,590	218,572

Income (loss) before income taxes	(26,218)	18,793

Income tax expense (benefit):
Current	-	325
Deferred	(5,667)	6,315
Total	(5,667)	6,640
Net income (loss)	$(20,551)	$12,153

Net income (loss) per share:
Basic	$(0.65)	$0.39
Diluted	$(0.65)	$0.35

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income (loss)	$(20,551)	$12,153
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense	(5,667)	6,315
Net realized investment gains	(2,983)	(8,600)
Depreciation and amortization	4,141	6,380
Change in:
Premiums receivable and unearned premiums, net	8,009	(23,963)
Reinsurance receivables	13,045	75,006
Unpaid losses and loss adjustment expenses	(33,999)	(102,809)
Funds held by reinsureds	(4,610)	28,548
Funds held under reinsurance treaties	(8,522)	(102,192)
Deferred acquisition costs	(3,712)	12,344
Accounts payable, accrued expenses and other liabilities	6,820	(24,273)
Dividends to policyholders	(1,397)	(187)
Accrued investment income	329	(1,950)
Other, net	6,586	21,078
Net cash flows used in operating activities	(42,511)	(102,150)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(117,662)	(171,335)
Maturities or calls	31,237	41,425
Sales	79,887	176,244
Net sales of short-term investments	63,404	48,442
Proceeds from other assets sold	-	1,600
Other, net	(542)	(878)
Net cash flows provided by investing activities	56,324	95,498

Cash flows from financing activities:
Proceeds from exercise of stock options	841	-
Repurchases of debt	(270)	-
Net cash flows provided by financing activities	571	-

Net increase (decrease) in cash	14,384	(6,652)
Cash - beginning of period	35,537	28,963
Cash - end of period	$49,921	$22,311

Supplementary cash flow information:
Income taxes refunded	$-	$(3,243)
Interest paid	$4,387	$3,686

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net income (loss)	$(20,551)	$12,153

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(10,145)	15,026
Less: reclassification adjustment for gains
included in net income, net of tax
expense: 2005 - $1,044; 2004 - $3,010	(1,939)	(5,590)

Total unrealized gain (loss) on securities	(12,084)	9,436
Foreign currency translation gains (losses), net of tax
expense (benefit): 2005 - ($39); 2004 - $450	(73)	836

Other comprehensive income (loss), net of tax	(12,157)	10,272

Comprehensive income (loss)	$(32,708)	$22,425

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

PMA Capital Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BUSINESS DESCRIPTION

The accompanying condensed consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital is an insurance holding company that owns and operates specialty risk management businesses:

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 85% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Run-off Operations — Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection. In November 2003, the Company decided to withdraw from the reinsurance business. In May 2002, the Company withdrew from its former excess and surplus lines business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2005 presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2004 Form 10-K.

B. Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock.

Index

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended
	March 31,
(in thousands, except per share)	2005	2004

Net income (loss)	$(20,551)	$12,153
Stock-based compensation expense already included in reported
net income (loss), net of tax	256	(18)
Total stock-based compensation expense determined under fair
value based method, net of tax	(691)	310
Pro forma net income (loss)	$(20,986)	$12,445

Net income (loss) per share:
Basic - as reported	$(0.65)	$0.39
Basic - pro forma	$(0.66)	$0.40

Diluted - as reported	$(0.65)	$0.35
Diluted - pro forma	$(0.66)	$0.36

Stock-based compensation increased pro forma net income for the first quarter of 2004 due to the impact of the cancellation of unvested stock options.

C. Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. This delay is expected to be superseded concurrently with the issuance of a FSP which will provide additional implementation guidance. The Company will assess whether this guidance will have a material impact on its financial condition or results of operations once the new guidance is released.

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” to require the recognition of expenses relating to share-based payment transactions, including employee stock options, based on the fair value of the equity instruments issued. The Company is required to adopt the revised SFAS No. 123 in the first quarter of 2006. Effective with the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. See Note 2-B for the effect on net income (loss) if the fair value based method had been applied.

3.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2005, the Company estimated that under all insurance policies and reinsurance contracts issued by its insurance businesses the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) for all events that occurred as of March 31, 2005 is $2,077.6 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to March 31, 2005 whether or not these claims have been reported to the Company.

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

Index

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

During the first quarter of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors' liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 for information regarding applicable reinsurance coverage.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

Index

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Premiums written:
Direct	$108,874	$138,519
Assumed	12,439	19,341
Ceded	(11,104)	638
Net	$110,209	$158,498
Premiums earned:
Direct	$89,770	$137,988
Assumed	9,529	91,189
Ceded	(11,576)	(22,908)
Net	$87,723	$206,269
Losses and LAE:
Direct	$87,635	$106,523
Assumed	16,517	80,950
Ceded	(10,164)	(45,283)
Net	$93,988	$142,190

In 2004, the Company purchased reinsurance covering potential adverse prior year loss development of the loss and LAE reserves of the Run-off Operations. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss reserve development at the Run-off Operations. Because the coverage is retroactive, the Run-off Operations will record the benefit of this reinsurance in its Statement of Operations in future periods as the losses are settled. Accordingly, the Company recorded a $30 million deferred gain on retroactive reinsurance, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. At March 31, 2005, the Run-off Operations have $75 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses will require the Run-off Operations to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

Additional
Losses ceded	Additional premiums
$0 - $20 million	Up to $13.3 million
$20 - $50 million	Up to $15 million
$50 - $75 million	No additional premiums

In addition, the contract requires additional premiums of $2.5 million if it is not commuted by December 2007. The additional premiums have been prepaid and are included in other assets on the Balance Sheet.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at March 31, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

5.	DEBT

The Company had long-term debt of $211.8 million at March 31, 2005, compared to $214.5 million at December 31, 2004. The fair value of the derivative component of the Company’s 6.50% Convertible Debt due 2022 (“6.50% Convertible Debt”) decreased by $2.4 million, resulting in a decrease in long-term debt and a realized gain, which is included in net realized investment gains.

Index

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of March 31, 2005, the Company had recorded a liability of $4.0 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

At March 31, 2005, The PMA Insurance Group is guarantor of $1.4 million principal amount on certain premium finance loans made by unaffiliated premium finance companies to insureds.

See Note 3 for information regarding losses related to the September 11, 2001 attack on the World Trade Center and Note 4 for information regarding disputed reinsurance receivables.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common Stock, 4.25% Senior Convertible Debt and 8.50% Monthly Income Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. On April 11, 2005, the Company presented oral arguments in the District Court with respect to a motion to dismiss all claims. The judge’s decision with respect to such motion is pending. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Index

7.	SHAREHOLDERS’ EQUITY

In March 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of 394,283 options to purchase Class A common stock under the Company’s 2002 Equity Incentive Plan. All of these stock options were granted with an exercise price of $7.87 per share, which equaled the market value of the Class A Common stock on the grant date, and a fair value of $3.64 per share. The stock options vest over a period of two years. There were 2,750,913 stock options outstanding as of March 31, 2005.

8.	EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2005	2004

Numerator:
Net income (loss)	$(20,551)	$12,153
Interest on Convertible Debt, net of tax	-	595
Net income (loss) before interest on Convertible Debt	$(20,551)	$12,748

Denominator:
Basic shares	31,561,069	31,334,403
Dilutive effect of:
Convertible Debt	-	5,269,427
Restricted stock	-	40,731
Total diluted shares	31,561,069	36,644,561

The effects of 2.8 million and 3.1 million stock options were excluded from the computation of diluted earnings per share for the first quarters of 2005 and 2004, respectively, because they were anti-dilutive.

The effect of 133,086 shares of restricted stock and the potential conversion of our 6.50% Convertible Debt and 4.25% Senior Convertible Debt into 6.1 million shares of Class A Common Stock were excluded from diluted shares during the first quarter of 2005 because the effect would have been anti-dilutive.

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

Index

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(dollar amounts in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1,096	$1,043	$121	$105
Interest cost	1,331	1,258	152	155
Expected return on plan assets	(1,356)	(1,305)	-	-
Amortization of transition obligation	(1)	(1)	-	-
Amortization of prior service cost	1	1	(30)	(30)
Recognized actuarial (gain) loss	420	406	(30)	(31)
Net periodic pension cost	$1,491	$1,402	$213	$199

Weighted average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	3.75%	4.00%	-	-

10.	RUN-OFF OPERATIONS

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.

As a result of the decision to exit from and run off the reinsurance business, approximately 90 employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $4.0 million have been paid in accordance with this plan, including $703,000 in the first quarter of 2005. Approximately 50 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $277,000, which include retention bonuses and severance, in the first quarter of 2005, and expects to record expenses of approximately $1.0 million for the remainder of 2005.

Index

11.	BUSINESS SEGMENTS

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

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Revenues:
The PMA Insurance Group	$96,968	$145,413
Run-off Operations	7,117	83,155
Corporate and Other	304	197
Net realized investment gains	2,983	8,600
Total revenues	$107,372	$237,365

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,612	$6,559
Run-off Operations	(29,646)	8,946
Corporate and Other	(6,167)	(5,312)
Net realized investment gains	2,983	8,600
Income (loss) before income taxes	(26,218)	18,793
Income tax expense (benefit)	(5,667)	6,640
Net income (loss)	$(20,551)	$12,153

Net premiums earned by business segment are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
The PMA Insurance Group:
Workers' compensation and integrated disability	$74,860	$113,172
Commercial automobile	5,460	10,307
Commercial multi-peril	2,786	5,410
Other	1,594	2,761
Total premiums earned	84,700	131,650
Run-off Operations:
Reinsurance	3,124	74,685
Excess and surplus lines	93	84
Total premiums earned	3,217	74,769
Corporate and Other	(194)	(150)
Consolidated net premiums earned	$87,723	$206,269

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2005, compared with December 31, 2004, and our results of operations for the quarter ended March 31, 2005, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), to which the reader is directed for additional information. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 25 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1 - Business - Risk Factors” in our 2004 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment. Our Run-off Operations include our prior reinsurance and excess and surplus lines businesses.

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

The restoration of the PMA Insurance Group’s A- (Excellent) financial strength rating was a very important development. We saw more new business opportunities in the first quarter of 2005, with new business increasing to $24.0 million from $16.6 million in the first quarter last year. Our renewal retention rate on existing workers’ compensation business for first quarter 2005 was comparable to the rate for the same period last year, mainly due to the loss of a large account in January and the fact that the November 15, 2004 restoration of the A- financial strength rating was relatively late for January 1 renewals. However, retention rates improved significantly as the first quarter progressed and such improvement continued through April. We expect to see the A- rating result in increased written premiums as the year progresses, compared to 2004. We expect the increase in direct premiums written for the full year will be between 5% and 7%, compared to 2004.

We have $99.1 million aggregate principal amount of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) outstanding at March 31, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is in run-off, owned the primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, until June 2004. In its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long

Index

as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital was 379% of Authorized Control Level Capital.

During the first quarter of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. The adverse development cover that we purchased in 2004 limited the effect of the reserve charge on our statutory capital to $6.7 million. However, because the coverage is retroactive, we will recognize the benefit of this reinsurance in our Statement of Operations in future periods as the losses are settled. See “Results of Operations - Consolidated Results” beginning on page 14, “Run-off Operations” beginning on page 18 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

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

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior years in our Run-off Operations segment, as discussed above.

RESULTS OF OPERATIONS

Consolidated Results

We had a net loss of $20.6 million for the first quarter of 2005, compared to net income of $12.2 million for the same period last year. The net loss for the first quarter of 2005 included an after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations. The charge is primarily related to policies covering contractors' liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business from accident years 1997 to 2001.

Results for the first quarters of 2005 and 2004 included after-tax net realized investment gains of $1.9 million and $5.6 million, respectively. Realized gains for 2005 included $1.6 million after-tax for the decrease in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues were $107.4 million for the first quarter of 2005, compared to $237.4 million for the same period in 2004, mainly due to lower net premiums earned resulting from the run-off of our reinsurance business and, to a lesser extent, the lower net premiums earned at The PMA Insurance Group. The PMA Insurance Group’s A.M. Best financial strength rating was restored to A- (Excellent) on November 15, 2004.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.

Index

Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses. Accordingly, we report operating income by segment in Note 11 to our Unaudited Condensed Consolidated Financial Statements as required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Our management and Board of Directors use operating income as the measure of financial performance because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating results to GAAP net income (loss):

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,612	$6,559
Run-off Operations	(29,646)	8,946
Corporate and Other	(6,167)	(5,312)
Net realized investment gains	2,983	8,600
Income (loss) before income taxes	(26,218)	18,793
Income tax expense (benefit)	(5,667)	6,640
Net income (loss)	$(20,551)	$12,153

We provide combined ratios and operating ratios for The PMA Insurance Group on page 16. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

Index

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net premiums written	$105,474	$135,286

Net premiums earned	$84,700	$131,650
Net investment income	7,541	8,028
Other revenues	4,727	5,735
Total revenues	96,968	145,413

Losses and LAE	62,218	98,831
Acquisition and operating expenses	27,636	38,594
Dividends to policyholders	502	1,429
Total losses and expenses	90,356	138,854

Pre-tax operating income	$6,612	$6,559

Combined ratio	103.4%	102.9%
Less: net investment income ratio	8.9%	6.1%
Operating ratio	94.5%	96.8%

The PMA Insurance Group had pre-tax operating income of $6.6 million for the first quarters of both 2005 and 2004.

Premiums

The PMA Insurance Group’s premiums written are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Workers' compensation and integrated disability:
Direct premiums written	$96,065	$122,918
Premiums assumed	7,068	7,423
Premiums ceded	(8,672)	(8,597)
Net premiums written	$94,461	$121,744

Commercial Lines:
Direct premiums written	$12,847	$15,637
Premiums assumed	292	508
Premiums ceded	(2,126)	(2,603)
Net premiums written	$11,013	$13,542

Total:
Direct premiums written	$108,912	$138,555
Premiums assumed	7,360	7,931
Premiums ceded	(10,798)	(11,200)
Net premiums written	$105,474	$135,286

Index

Direct workers’ compensation and integrated disability premiums written were $96.1 million for the first quarter of 2005, compared to $122.9 million for the same period in 2004. Our renewal retention rate on existing workers’ compensation accounts was 62% for the first quarter of 2005, essentially flat compared to the first quarter of 2004. The flat retention rate was mainly due to the loss of a large account in January that switched brokers, which reduced the first quarter retention rate by approximately eight points. In addition, the restoration of our A- rating in mid-November 2004 occurred relatively late for January 1 renewals. However, retention rates improved significantly as the first quarter progressed and such improvement continued through April. We wrote new workers’ compensation and integrated disability business of $20.2 million for the first quarter of 2005, compared to $15.1 million for the same period in 2004. We obtained price increases for our workers’ compensation business of approximately 6% in the first quarter of 2005, which were consistent with price increases for the first quarter last year.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) decreased by $2.8 million for the first quarter of 2005, compared to the same period in 2004. Our renewal retention rate on existing Commercial Lines accounts improved to 69% in the first quarter of 2005, compared to 31% in the first quarter of 2004.

Premiums assumed decreased $571,000, primarily due to a decrease in the amount of residual market business in The PMA Insurance Group’s principal marketing territories. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased as a percentage of direct premiums written during the first quarter of 2005, compared to the same period last year, primarily because The PMA Insurance Group lowered its aggregate deductible for losses in excess of $250,000 to $12.6 million from $18.8 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $477,000, primarily as a result of the decrease in direct premiums written for commercial lines.

Net premiums written decreased 22% and net premiums earned decreased 36% for the first quarter of 2005, compared to the same period in 2004. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. The decrease in net premiums earned in the first quarter of 2005, compared to the same period in 2004, is greater than the decrease in net premiums written, reflecting the lower net premiums written throughout 2004. Premiums earned in the first quarter of 2005 primarily reflected premiums written prior to the restoration of our A- (Excellent) A.M. Best rating. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Index

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended
	March 31,
	2005	2004

Loss and LAE ratio	73.5%	75.1%
Expense ratio:
Acquisition expenses	19.8%	17.5%
Operating expenses(1)	9.5%	9.2%
Total expense ratio	29.3%	26.7%

Policyholders' dividend ratio	0.6%	1.1%

Combined ratio (1)	103.4%	102.9%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.0 million and $12.1 million for the first quarter of 2005 and 2004, respectively.

The loss and LAE ratio improved 1.6 points in the first quarter of 2005, compared to the same period last year. The improved loss and LAE ratio primarily reflects a better current estimated accident year loss and LAE ratio. Price increases and payroll inflation have offset an increase in overall loss trends in workers' compensation. In addition, the loss ratio has benefited from our continued emphasis and increased utilization of managed care initiatives and a change in the geographic mix of our business. We expect medical cost inflation to remain a significant component of loss costs throughout 2005. We estimate our medical cost inflation for 2005 to be approximately 11%.

The total expense ratio increased 2.6 points in the first quarter of 2005, compared to the same period in 2004. The increase is mainly due to the impact on the ratio of lower net premiums earned in the first quarter of 2005, compared to the same period last year. The PMA Insurance Group reduced overall expenses in the first quarter of 2005, compared to the first quarter last year.

Net Investment Income

Net investment income was $7.5 million for the three months ended March 31, 2005, compared to $8.0 million for the same period in 2004, reflecting lower invested asset yields of approximately 10 basis points on an average invested asset base that decreased by approximately 3%.

Other Revenues

Other revenues were $4.7 million for the three months ended March 31, 2005, compared to $5.7 million for the same period in 2004. The decrease in other revenues reflects lower service revenues for claims, risk management and related services provided primarily to self-insureds on an unbundled basis. Also included in other revenues for the first quarter of 2004 is a $458,000 gain on sale of real estate.

Run-off Operations

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Index

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net premiums written	$4,929	$23,362

Net premiums earned	$3,217	$74,769
Net investment income	3,900	8,386
Total revenues	7,117	83,155

Losses and LAE	31,770	43,359
Acquisition and operating expenses	4,993	30,850
Total losses and expenses	36,763	74,209

Pre-tax operating income (loss)	$(29,646)	$8,946

The Run-off Operations had a pre-tax operating loss of $29.6 million for the first quarter of 2005, compared to pre-tax operating income of $8.9 million for the same period in 2004. Results for the first quarter of 2005 included a charge of $30 million for prior year loss development, primarily related to policies covering contractors' liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business from accident years 1997 to 2001. Net premiums earned, losses and LAE, and acquisition and operating expenses decreased significantly in the first quarter of 2005, compared to 2004, due primarily to our exit from the reinsurance business.

Gross and net premiums written and net premiums earned declined in the first quarter of 2005, compared to the same period last year. Generally, trends in net premiums earned follow patterns similar to net premiums written. The decrease in net premiums earned in the first quarter of 2005, compared to the same period last year, is greater than the decrease in net premiums written for the same periods because net premiums earned in 2004 primarily reflect premiums written in 2003 prior to our exit from the reinsurance business. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as premiums earned in the period in which the adjustment is made.

Losses and LAE incurred decreased $11.6 million for the first quarter of 2005, compared to the first quarter of 2004, due to the effects of lower net premiums earned in 2005. During the first quarter of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors' liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. As of March 31, 2005, we have recorded 100% of the policy liability limits for losses associated with the six policies covering contractors' liability for construction defects that comprise the majority of the increased claims activity and have made an increased provision for related defense costs. We also increased reserves on the other policies covering contractors' liability for construction defects that have not had the same level of claim activity. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the three months ended March 31, 2005 decreased $25.9 million, compared to the same period in 2004, primarily reflecting lower commissions due to lower premium volume and, to a lesser extent, lower employee costs.

Net investment income was $3.9 million for the first quarter of 2005, compared to $8.4 million for the same period last year. The decrease in the first quarter of 2005 reflects lower interest earned of $4.8 million on the invested asset portfolio, due primarily to a lower average invested asset base that decreased approximately 46%. Partially offsetting the

Index

lower interest earned on the portfolio was lower interest credited on funds held arrangements of $297,000. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other had a pre-tax operating loss of $6.2 million for the first quarter of 2005, compared to $5.3 million for the same period last year, primarily due to higher interest expense. Interest expense in the first quarter of 2005 was $1.0 million higher than in the first quarter of 2004, due to a higher average amount of debt outstanding and higher interest rates on our convertible debt.

Loss Reserves

At March 31, 2005, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of March 31, 2005 is $2,077.6 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to March 31, 2005 whether or not these claims have been reported to us.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2005, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 18 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see pages 9 to 12 and 44 to 47 of our 2004 Form 10-K.

Index

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were lower in the first quarter of 2005, compared to the same period in 2004, primarily reflecting the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations occurring in the first quarter of 2004.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses.

We have $99.1 million of 6.50% Convertible Debt outstanding at March 31, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is currently in run-off, had statutory surplus of $218.3 million as of March 31, 2005. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital was 379% of Authorized Control Level Capital.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and have the ability to pay $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. The Pooled Companies had statutory surplus of $298.7 million as of March 31, 2005.

Net tax payments received from (paid to) subsidiaries were ($1.1) million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, we received a tax refund of $3.2 million from the Internal Revenue Service in the first quarter of 2004.

As of March 31, 2005, we had $20.6 million in cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

As of March 31, 2005, our total outstanding debt was $211.8 million, including the $99.1 million of 6.50% Convertible Debt, compared to $214.5 million at December 31, 2004. The decrease relates primarily to the change in the fair value of the derivative component of the 6.50% Convertible Debt during 2005. We also retired $270,000 of our 4.25% Convertible Debt due 2022 in the first quarter of 2005. We incurred interest expense of $4.0 million and $2.9 million, and paid interest of $4.4 million and $3.7 million in the first quarters of 2005 and 2004, respectively. The increase in interest expense and interest paid is due to a higher average amount of debt outstanding in the first quarter of 2005 and higher interest rates on our Convertible Debt, compared to the same period in 2004. We expect to pay interest of approximately $9 million for the remainder of 2005.

We did not declare or pay dividends in the first quarters of 2005 or 2004 and we have suspended common stock dividends at the current time.

Index

INVESTMENTS

At March 31, 2005, our investments were carried at a fair value of $1,446.4 million and had an amortized cost of $1,444.0 million. The average credit quality of the portfolio is AA. At March 31, 2005, 99% of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. In addition, at March 31, 2005, $11.9 million, or 0.8%, of our total investments were below investment grade. Of these below investment grade securities, $4.6 million were in an unrealized loss position, which totaled $301,000.

The net unrealized gain on our investments at March 31, 2005 was $2.4 million, or 0.2% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $24.3 million and gross unrealized losses of $21.9 million. For all but two securities, which were carried at fair values of $15.4 million and $980,000 at March 31, 2005, we determine the market value of each fixed income security using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilized the services of an outside professional investment asset manager to determine the fair value. The asset manager determines the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in market value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to company-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the market value of the security recovers to a level at least equal to the amortized cost. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

As of March 31, 2005, our investment portfolio had gross unrealized losses of $21.9 million. For securities that were in an unrealized loss position at March 31, 2005, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	311	$276.5	$281.3	$(4.8)	98%
6 to 9 months	18	15.8	16.0	(0.2)	99%
9 to 12 months	67	100.5	103.0	(2.5)	98%
More than 12 months	38	49.3	56.0	(6.7)	88%
Subtotal	434	442.1	456.3	(14.2)	97%
U.S. Treasury and
Agency securities	153	347.4	355.1	(7.7)	98%
Total	587	$789.5	$811.4	$(21.9)	97%

Of the 38 securities that have been in an unrealized loss position for more than 12 months, 37 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 37 securities have a total fair value of 94% of the amortized cost basis at March 31, 2005, and the average unrealized loss per security is approximately $56,000. There is only one security out of the 38 with an unrealized loss in excess of $1 million at March 31, 2005, and it has a market value of $15.4 million and a par value and cost of $20.0 million. The security, which

Index

matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at March 31, 2005 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2005	$13.2	$13.3	$(0.1)	99%
2006-2009	135.5	138.3	(2.8)	98%
2010-2014	84.0	86.6	(2.6)	97%
2015 and later	25.6	26.6	(1.0)	96%
Mortgage-backed and other
asset-backed securities	183.8	191.5	(7.7)	96%
Subtotal	442.1	456.3	(14.2)	97%
U.S. Treasury and Agency
securities	347.4	355.1	(7.7)	98%
Total	$789.5	$811.4	$(21.9)	97%

Index

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

The New York Attorney General and certain other state regulators have also initiated investigations of certain reinsurance companies concerning polices of finite reinsurance issued by such reinsurers. To date, we have not received any inquiries or other request for information in connection with these investigations. The outcome of these investigations is uncertain.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. We have applied the disclosure provisions of EITF 03-1 to our consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. This delay is expected to be superseded concurrently with the issuance of a FSP which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial condition or results of operations once the new guidance is released.

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” to require the recognition of expenses relating to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. We are required to adopt the revised SFAS No. 123 in the first quarter of 2006. Effective with the first quarter of 2006, we will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. See Note 2-B for the effect on net income (loss) if the fair value based method had been applied.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 55 of our 2004 Form 10-K.

Index

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

Index

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided under the caption “Market Risk of Financial Instruments” beginning on page 60 of our 2004 Form 10-K.

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

Part II. Other Information

Item 1. Legal Proceedings

In Re PMA Capital Corporation Securities Litigation

On April 11, 2005, we presented oral arguments in the District Court with respect to our Motion to Dismiss all claims. We are waiting for the judge’s decision with respect to such motion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
1/1/05-1/31/05	-			-	-
2/1/05-2/28/05	-			-	-
3/1/05-3/31/05	16,496	(1)	$16.368	-	-
	53,955	(2)	7.865
Total	70,451		$9.856

(1) Transactions represent the repurchase of a portion of our outstanding 4.25% Convertible Debt prior to its scheduled maturity. The average price paid per share is calculated by dividing the total cash paid for the debt by the number of shares of Class A common stock into which the debt is currently convertible.
(2) Transactions represent shares of Class A common stock withheld by the Company, at the election of the employee, pursuant to the Company's 2002 Equity Incentive Plan (the "Plan") to satisfy such employees' tax obligations upon vesting of restricted stock awards. The price per share equals the Fair Market Value (as determined pursuant to the Plan) of the Company's Class A common stock on the vesting date.

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index on page 28.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 9, 2005	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Index

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