Form 10-Q
period 2005-06-30
PMA CAPITAL CORP
filed 2005-08-08
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

There were 31,885,541 shares outstanding of the registrant's Class A Common Stock, $5 par value per share, as of the close of business on July 29, 2005.

Part I. Financial Information
Item 1. Financial Statements
PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value
(amortized cost: 2005 - $1,229,704; 2004 - $1,283,256)	$1,256,169	$1,304,086
Short-term investments	61,058	123,746
Short-term investments, loaned securities collateral	90,114	-
Total investments	1,407,341	1,427,832

Cash	30,464	35,537
Accrued investment income	14,147	15,517
Premiums receivable (net of valuation allowance:
2005 - $8,600; 2004 - $9,349)	183,713	197,831
Reinsurance receivables (net of valuation allowance: 2005 - $9,402; 2004 - $9,002)	1,129,857	1,142,552
Deferred income taxes, net	90,301	86,501
Deferred acquisition costs	34,655	31,426
Funds held by reinsureds	150,078	142,064
Other assets	169,028	174,725
Total assets	$3,209,584	$3,253,985

Liabilities:
Unpaid losses and loss adjustment expenses	$2,005,386	$2,111,598
Unearned premiums	175,025	158,489
Long-term debt	211,853	214,467
Accounts payable, accrued expenses and other liabilities	188,042	196,744
Funds held under reinsurance treaties	105,572	121,234
Dividends to policyholders	3,992	5,977
Payable under securities loan agreements	90,118	25
Total liabilities	2,779,988	2,808,534

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value
(2005 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,885,541 outstanding;
2004 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,676,851 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	189,109	213,313
Accumulated other comprehensive income (loss)	1,377	(1,959)
Treasury stock, at cost (2005 - 2,332,404 shares; 2004 - 2,541,094 shares)	(40,734)	(45,573)
Unearned restricted stock compensation	(577)	(751)
Total shareholders' equity	429,596	445,451
Total liabilities and shareholders' equity	$3,209,584	$3,253,985

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Revenues:
Net premiums written	$83,387	$2,873	$193,596	$161,371
Change in net unearned premiums	5,333	115,475	(17,153)	163,246
Net premiums earned	88,720	118,348	176,443	324,617
Net investment income	12,542	14,807	24,254	31,565
Net realized investment gains (losses)	(265)	2,248	2,718	10,848
Other revenues	4,939	5,872	11,131	12,695
Total revenues	105,936	141,275	214,546	379,725

Losses and expenses:
Losses and loss adjustment expenses	63,261	87,471	157,249	229,661
Acquisition expenses	17,983	24,968	36,654	72,203
Operating expenses	18,802	24,755	36,500	50,619
Dividends to policyholders	1,762	946	2,264	2,375
Interest expense	4,040	2,960	8,009	5,899
Total losses and expenses	105,848	141,100	240,676	360,757

Income (loss) before income taxes	88	175	(26,130)	18,968

Income tax expense (benefit):
Current	-	64	-	389
Deferred	71	47	(5,596)	6,362
Total	71	111	(5,596)	6,751
Net income (loss)	$17	$64	$(20,534)	$12,217

Net income (loss) per share:
Basic	$.00	$.00	$(0.65)	$0.39
Diluted	$.00	$.00	$(0.65)	$0.36

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income (loss)	$(20,534)	$12,217
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense	(5,596)	6,362
Net realized investment gains	(2,718)	(10,848)
Depreciation and amortization	7,629	11,313
Change in:
Premiums receivable and unearned premiums, net	30,654	(72,540)
Reinsurance receivables	12,695	9,555
Unpaid losses and loss adjustment expenses	(106,212)	(249,037)
Funds held by reinsureds	(8,014)	40,208
Funds held under reinsurance treaties	(15,662)	(123,129)
Deferred acquisition costs	(3,229)	42,654
Accounts payable, accrued expenses and other liabilities	(1,751)	(30,318)
Dividends to policyholders	(1,985)	(358)
Accrued investment income	1,370	2,957
Other, net	3,972	(1,721)
Net cash flows used in operating activities	(109,381)	(362,685)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(185,574)	(303,367)
Maturities or calls	78,591	118,130
Sales	149,128	527,162
Net sales of short-term investments	62,419	58,137
Proceeds from sale of real estate	-	1,600
Other, net	(1,220)	(1,840)
Net cash flows provided by investing activities	103,344	399,822

Cash flows from financing activities:
Repurchases of debt	(270)	-
Proceeds from exercise of stock options	1,234	-
Net cash flows provided by financing activities	964	-

Net increase (decrease) in cash	(5,073)	37,137
Cash - beginning of period	35,537	28,963
Cash - end of period	$30,464	$66,100

Supplementary cash flow information:
Income taxes refunded	$-	$(2,592)
Interest paid	$6,374	$5,542

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$17	$64	$(20,534)	$12,217

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	15,556	(39,329)	5,411	(24,301)
Less: reclassification adjustment for (gains)
losses included in net income (loss) (net
of tax expense (benefit): ($93) and $787 for three
months ended June 30, 2005 and 2004;
$951 and $3,797 for six months ended
June 30, 2005 and 2004)	172	(1,461)	(1,767)	(7,051)

Total unrealized gain (loss) on securities	15,728	(40,790)	3,644	(31,352)
Foreign currency translation loss, net of tax
benefit: $127 and $1,220 for three months ended
June 30, 2005 and 2004; $166 and $770 for six
months ended June 30, 2005 and 2004	(235)	(2,264)	(308)	(1,430)

Other comprehensive income (loss), net of tax	15,493	(43,054)	3,336	(32,782)

Comprehensive income (loss)	$15,510	$(42,990)	$(17,198)	$(20,565)

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Run-off Operations— Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection. In November 2003, the Company decided to withdraw from the reinsurance business. In May 2002, the Company withdrew from its former excess and surplus lines business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2005 presentation. In the second quarter of 2005, expense reimbursements related to certain managed care services were reclassified from Operating expenses to Other revenues on the Condensed Consolidated Statements of Operations.  Prior period amounts have been reclassified to conform to the current year presentation.  The reclassification had no impact on net income (loss) in any period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2004 Annual Report on Form 10-K.

B.  Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2005	2004	2005	2004

Net income (loss)	$17	$64	$(20,534)	$12,217
Stock-based compensation expense already included in reported
net income (loss), net of tax	105	341	361	360
Total stock-based compensation expense determined under fair
value based method, net of tax	(434)	(1,089)	(1,125)	(816)
Pro forma net income (loss)	$(312)	$(684)	$(21,298)	$11,761

Net income (loss) per share:
Basic - as reported	$-	$-	$(0.65)	$0.39
Basic - pro forma	$(0.01)	$(0.02)	$(0.67)	$0.38

Diluted - as reported	$-	$-	$(0.65)	$0.36
Diluted - pro forma	$(0.01)	$(0.02)	$(0.67)	$0.35

C.  Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. The FASB is expected to issue a FSP which will provide additional implementation guidance. The Company will assess whether this guidance will have a material impact on its financial condition or results of operations once the new guidance is released.

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

3.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2005, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $2,005.4 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to June 30, 2005 whether or not these claims have been reported to the Company.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s major long-tail lines include its workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

During the first six months of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 for information regarding applicable reinsurance coverage.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

4.  REINSURANCE

The Company follows the customary practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries. The Company’s insurance and reinsurance subsidiaries maintain reinsurance to protect themselves against the severity of losses on individual claims and unusually serious occurrences in which a number of claims in aggregate produce a significant loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Premiums written:
Direct	$90,119	$82,353	$198,993	$220,872
Assumed	4,950	(57,904)	17,389	(38,563)
Ceded	(11,682)	(21,576)	(22,786)	(20,938)
Net	$83,387	$2,873	$193,596	$161,371
Premiums earned:
Direct	$91,821	$122,382	$181,591	$260,370
Assumed	7,092	17,755	16,621	108,944
Ceded	(10,193)	(21,789)	(21,769)	(44,697)
Net	$88,720	$118,348	$176,443	$324,617
Losses and LAE:
Direct	$80,796	$97,801	$168,431	$204,324
Assumed	11,751	8,089	28,268	89,039
Ceded	(29,286)	(18,419)	(39,450)	(63,702)
Net	$63,261	$87,471	$157,249	$229,661

In 2004, the Company purchased reinsurance covering potential adverse prior year loss development of the loss and LAE reserves of the Run-off Operations. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss reserve development at the Run-off Operations. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $28.0 million at June 30, 2005, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in the three and six month periods ended June 30, 2005, reduced net loss and loss adjustment expenses by $2.0 million. At June 30, 2005, the Run-off Operations has $75 million of available coverage under this agreement for future adverse loss development.

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at June 30, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

5.  DEBT

The Company has long-term debt of $211.9 million at June 30, 2005, compared to $214.5 million at December 31, 2004. The fair value of the derivative component of the Company’s 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) decreased by $2.3 million, resulting in a decrease in long-term debt and a realized gain, which is included in net realized investment gains.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of June 30, 2005, the Company had recorded a liability of $4.5 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common Stock, 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt”) and 8.50% Monthly Income Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to the PMA Insurance Group, and otherwise denying the Motion to Dismiss. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

7.  SHAREHOLDERS’ EQUITY

In March 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of 394,283 options to purchase Class A common stock under the Company’s 2002 Equity Incentive Plan. All of these stock options were granted with an exercise price of $7.87 per share, which equaled the market value of the Class A Common stock on the grant date, and a fair value of $3.64 per share. The stock options vest over a period of two years. There were 2,531,917 stock options outstanding as of June 30, 2005.

In May 2005, the Company granted 42,744 shares of restricted Class A Common stock under the 2004 Directors Compensation Plan. The restricted shares vest (restrictions lapse) between one and three years.

8.  EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Numerator:
Net income (loss)	$17	$64	$(20,534)	$12,217
Interest on convertible debt, net of tax	-	-	-	1,190
Net income (loss) before interest on convertible debt	$17	$64	$(20,534)	$13,407

Denominator:
Basic shares	31,723,432	31,343,246	31,559,468	31,338,824
Dilutive effect of:
Convertible debt	-	-	-	5,269,427
Stock options	151,516	127,650	-	34,106
Restricted stock	140,179	270,931	-	155,831
Total diluted shares	32,015,127	31,741,827	31,559,468	36,798,188

The effect of the potential conversion of the Company’s 6.50% Convertible Debt and 4.25% Convertible Debt into 6.1 million, 5.3 million and 6.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, and the six month period ended June 30, 2005, respectively, because they were anti-dilutive.

The effects of 1.5 million and 2.5 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, and the effects of 2.3 million and 2.2 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, because they were anti-dilutive. Also excluded from the six months ended June 30, 2005 is the effects of 216,566 shares of restricted stock because they were anti-dilutive.

9.  EMPLOYEE RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company sponsors a qualified non-contributory defined benefit pension plan (the "Qualified Pension Plan") covering substantially all employees and maintains non-qualified unfunded supplemental defined benefit pension plans (the "Non-qualified Pension Plans") for the benefit of certain key employees. In addition to providing pension benefits, the Company provides certain health care benefits for retired employees and their spouses.

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$830	$1,043	$1,926	$2,086
Interest cost	1,284	1,258	2,615	2,516
Expected return on plan assets	(1,354)	(1,305)	(2,710)	(2,610)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	2	1	3	2
Recognized actuarial gain	408	406	828	812
Net periodic pension cost	$1,169	$1,402	$2,660	$2,804

Weighted average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	4.00%	3.75%	4.00%

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$121	$105	$242	$210
Interest cost	152	155	304	310
Amortization of prior service cost	(30)	(30)	(60)	(60)
Recognized actuarial loss	(29)	(31)	(59)	(62)
Net periodic pension cost	$214	$199	$427	$398

Weighted average discount rate	6.00%	6.25%	6.00%	6.25%

10.  RUN-OFF OPERATIONS

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.

As a result of the decision to exit from and run off the reinsurance business, approximately 94 employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $4.0 million have been paid in accordance with this plan, including $734,000 in the six months ended June 30, 2005. Approximately 44 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $363,000 and $640,000, which include retention bonuses and severance, for the three and six months ended June 30, 2005, and expects to record expenses of approximately $600,000 for the remainder of 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Revenues:
The PMA Insurance Group	$98,163	$132,233	$196,369	$278,731
Run-off Operations	7,968	6,455	15,085	89,610
Corporate and Other	70	339	374	536
Net realized investment gains (losses)	(265)	2,248	2,718	10,848
Total revenues	$105,936	$141,275	$214,546	$379,725

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$4,941	$2,809	$11,553	$9,368
Run-off Operations	1,133	624	(28,513)	9,570
Corporate and Other	(5,721)	(5,506)	(11,888)	(10,818)
Net realized investment gains (losses)	(265)	2,248	2,718	10,848
Income (loss) before income taxes	88	175	(26,130)	18,968
Income tax expense (benefit)	71	111	(5,596)	6,751
Net income (loss)	$17	$64	$(20,534)	$12,217

Net premiums earned by business segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
The PMA Insurance Group:
Workers' compensation and integrated disability	$74,837	$102,786	$149,697	$215,958
Commercial automobile	6,050	8,979	11,510	19,286
Commercial multi-peril	2,969	4,632	5,907	10,225
Other	1,685	1,891	3,127	4,469
Total premiums earned	85,541	118,288	170,241	249,938
Run-off Operations:
Reinsurance	3,381	368	6,505	75,053
Excess and surplus lines	18	(83)	111	1
Total premiums earned	3,399	285	6,616	75,054
Corporate and Other	(220)	(225)	(414)	(375)
Consolidated net premiums earned	$88,720	$118,348	$176,443	$324,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2005, compared with December 31, 2004, and our results of operations for the three and six months ended June 30, 2005, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), to which the reader is directed for additional information. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

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

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. In November, the A.M. Best financial strength rating of The PMA Insurance Group was restored to A- (Excellent). We saw a continued increase in new business at The PMA Insurance Group, with new business writings at $25.9 million and $49.9 million in the second quarter and first six months of 2005, up significantly from the $9.6 million and $26.2 million in the same periods of 2004, respectively. Our new business written through June has already surpassed the $46.4 million in new business for the full year of 2004. Our renewal retention rate increased to 70% for workers’ compensation business during the first six months of 2005, up from 61% last year. The improving retention rates and new business opportunities allowed our direct written premiums to increase 9% in the second quarter 2005 compared to the same period of 2004. Although lower direct premiums written in the first quarter of 2005 caused our direct written premiums for the six month period ended June 30, 2005 to be 10% below the same period last year, we believe the increase in writings achieved during the second quarter will continue, and expect the increase in direct premiums written for the full year will be between 5% and 7%, compared to 2004.

We have $99.1 million aggregate principal amount of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) outstanding at June 30, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

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

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior years in our Run-off Operations segment. See “Results of Operations - Consolidated Results” beginning on page 14, “Run-off Operations” beginning on page 19 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $17,000 and a net loss of $20.5 million for the three and six months ended June 30, 2005, respectively, compared to net income of $64,000 and $12.2 million for the same periods last year. The net loss for the six months ended June 30, 2005, included a first quarter after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations.

Included in net income for the second quarter and net loss for the first six months of 2005 were after-tax net realized investment losses of $172,000 and after-tax net realized investment gains of $1.8 million, compared to net realized investment gains of $1.5 million and $7.1 million for the same periods last year. After-tax net realized investment gains for the first six months of 2005 included $1.5 million for the decrease in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the second quarter of 2005 and 2004 were $105.9 million and $141.3 million, respectively. For the first six months of 2005, revenues were $214.5 million, compared to $379.7 million for the same period in 2004. The decreases in revenues for the quarter and year-to-date periods was primarily due to lower net premiums earned resulting from the run-off of our reinsurance business and lower earned premiums at The PMA Insurance Group.

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

Following is a reconciliation of our segment operating results to GAAP net income (loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$4,941	$2,809	11,553	9,368
Run-off Operations	1,133	624	(28,513)	9,570
Corporate and Other	(5,721)	(5,506)	(11,888)	(10,818)
Net realized investment gains (losses)	(265)	2,248	2,718	10,848
Income before income taxes	88	175	(26,130)	18,968
Income tax expense (benefit)	71	111	(5,596)	6,751
Net income (loss)	$17	$64	(20,534)	$12,217

We provide combined ratios and operating ratios for The PMA Insurance Group on page 16. The combined ratio is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned.

In this MD&A, we discuss the renewal retention rates of our business. The renewal retention rate is computed using the current period renewal premium, excluding pricing, exposure and policy form change, as a percentage of the total premium available for renewal.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Net premiums written	$82,103	$81,962	$187,577	$217,248

Net premiums earned	$85,541	$118,288	$170,241	$249,938
Net investment income	7,716	8,364	15,257	16,392
Other revenues	4,906	5,581	10,871	12,401
Total revenues	98,163	132,233	196,369	278,731

Losses and LAE	61,331	88,072	123,549	186,903
Acquisition and operating expenses	30,129	40,406	59,003	80,085
Dividends to policyholders	1,762	946	2,264	2,375
Total losses and expenses	93,222	129,424	184,816	269,363

Pre-tax operating income	$4,941	$2,809	$11,553	$9,368

Combined ratio	104.3%	105.6%	103.8%	104.2%
Less: net investment income ratio	(9.0%)	(7.1%)	(9.0%)	(6.6%)
Operating ratio	95.3%	98.5%	94.8%	97.6%

Pre-tax operating income for The PMA Insurance Group was $4.9 million and $11.6 million for the three and six months ended June 30, 2005, compared to $2.8 million and $9.4 million for the same periods in 2004, reflecting improved underwriting results.

Premiums

The PMA Insurance Group’s premiums are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Workers' compensation and integrated disability:
Direct premiums written	$77,199	$69,954	$173,264	$192,872
Premiums assumed	3,081	11,330	10,149	18,753
Premiums ceded	(9,505)	(9,298)	(18,177)	(17,895)
Net premiums written	$70,775	$71,986	$165,236	$193,730

Commercial Lines:
Direct premiums written	$13,083	$12,785	$25,930	$28,422
Premiums assumed	317	331	609	839
Premiums ceded	(2,072)	(3,140)	(4,198)	(5,743)
Net premiums written	$11,328	$9,976	$22,341	$23,518

Total:
Direct premiums written	$90,282	$82,739	$199,194	$221,294
Premiums assumed	3,398	11,661	10,758	19,592
Premiums ceded	(11,577)	(12,438)	(22,375)	(23,638)
Net premiums written	$82,103	$81,962	$187,577	$217,248

Direct workers’ compensation and integrated disability premiums written were $77.2 million and $173.3 million for the three and six months ended June 30, 2005, compared to $70.0 million and $192.9 million for the same periods in 2004. Our renewal retention rates on existing workers’ compensation accounts improved to 84% in the second quarter of 2005 compared to 57% in the second quarter of 2004 and improved to 70% for the six months ended June 30, 2005, compared to 61% for the same period in 2004. The retention rate in 2005 was adversely impacted by the loss of a large account in January that switched brokers, which reduced the six month 2005 retention rate by approximately 5 points. New workers’ compensation and integrated disability production was $23.2 million and $43.4 million for the three and six months ended June 30, 2005, compared to $8.7 million and $23.8 million for the same periods in 2004. We obtained price increases for our workers’ compensation business of approximately 5% for the first six months of 2005, compared to 7% for the same period last year.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) increased by $298,000 for the second quarter and decreased $2.5 million for the first six months of 2005, compared to the same periods in 2004. Our renewal retention rate on existing Commercial Lines accounts improved to 75% in the first six months of 2005, compared to 40% for the same period in 2004.

Premiums assumed decreased $8.3 million and $8.8 million for the second quarter and first six months of 2005, compared to the same periods in 2004, due to a lower volume of involuntary market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market for the prior year, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased as a percentage of direct premiums earned during the first six months of 2005, compared to the same period last year, primarily because The PMA Insurance Group lowered its aggregate deductible for losses in excess of $250,000 to $12.6 million from $18.8 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $1.1 million, and $1.5 million for the three and six months ended June 30, 2005, primarily as a result of the decrease in direct premiums earned for commercial lines.

Net premiums written increased modestly for the second quarter and decreased 14% for the first six months of 2005, compared to the same periods in 2004. Net premiums earned decreased 28% and 32% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. The decrease in net premiums earned in the first six months of 2005, compared to the same period in 2004, is greater than the decrease in net premiums written, reflecting the lower net premiums written throughout 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Loss and LAE ratio	71.7%	74.5%	72.6%	74.8%
Expense ratio:
Acquisition expenses	20.2%	19.1%	20.0%	18.3%
Operating expenses(1)	10.3%	11.2%	9.9%	10.1%
Total expense ratio	30.5%	30.3%	29.9%	28.4%
Policyholders' dividend ratio	2.1%	0.8%	1.3%	1.0%

Combined ratio	104.3%	105.6%	103.8%	104.2%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.9 million and $16.9 million for the three and six months ended June 30, 2005, respectively, and $13.2 million and $25.3 million for the three and six months ended June 30, 2004, respectively.

The loss and LAE ratios improved 2.8 points and 2.2 points for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004, primarily reflecting a lower current accident year loss and LAE ratio in 2005 compared to 2004. Price increases and payroll inflation have offset an increase in overall loss trends in workers' compensation. In addition, the loss ratio has benefited from our continued emphasis on managed care initiatives and a change in the geographic mix of our business. We expect medical cost inflation to remain a significant component of loss costs throughout 2005. We estimate our medical cost inflation for 2005 to be approximately 11%, the same as in 2004.

The total expense ratio was relatively flat in the second quarter and increased 1.5 points in the first six months of 2005, compared to the same periods in 2004. The increase is mainly due to the impact on the acquisition ratio of lower net premiums earned in the first six months of 2005, compared to the same periods last year partially offset by lower operating expenses. Overall operating expenses at The PMA Insurance Group decreased by $4.9 million and $9.5 million in the second quarter and first six months of 2005, compared to the same periods last year.

The policyholders’ dividend ratio increased by 1.3 points and 0.3 points for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. Under policies that are subject to dividend plans, the customer may receive a dividend based upon actual loss experience during the policy period. The policyholders’ dividend ratio increased in 2005 due primarily to lower loss and LAE results on captive business.

Net Investment Income

Net investment income was $7.7 million and $15.3 million for the three and six months ended June 30, 2005, compared to $8.4 million and $16.4 million for the same periods in 2004, reflecting a lower invested asset base and lower yields on the portfolio. Average invested assets decreased approximately 1.6% and 2.2% for the three and six months ended June 30, 2005, while portfolio yields were approximately 20 basis points lower for both the three and six month periods ended June 30, 2005, compared to the same periods last year.

Other Revenues

Other revenues were $4.9 million and $10.9 million for the three and six months ended June 30, 2005, compared to $5.6 million and $12.4 million for the same periods in 2004. The decrease in other revenues reflects lower service revenues for claims, risk management and related services provided on large deductible policies. Included in other revenues for the six months ended June 30, 2004 is a $458,000 gain on sale of real estate.

Run-off Operations

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net premiums written	$1,504	$(78,864)	$6,433	$(55,502)

Net premiums earned	$3,399	$285	$6,616	$75,054
Net investment income	4,569	6,170	8,469	14,556
Total revenues	7,968	6,455	15,085	89,610

Losses and LAE	1,930	(601)	33,700	42,758
Acquisition and operating expenses	4,905	6,432	9,898	37,282
Total losses and expenses	6,835	5,831	43,598	80,040

Pre-tax operating income (loss)	$1,133	$624	$(28,513)	$9,570

The Run-off Operations had pre-tax operating income of $1.1 million and a pre-tax operating loss of $28.5 million for the second quarter and first six months of 2005, compared to pre-tax operating income of $624,000 and $9.6 million for the same periods in 2004. Results for the first six months of 2005 included a first quarter charge of $30 million for prior year loss development, primarily related to policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business from accident years 1997 to 2001.

Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as premiums earned in the period in which the adjustment is made. As a result of our exit from the reinsurance business, gross and net premiums written and earned in 2005 were primarily from policies that provide for premium adjustments. For the three and six month periods ended June 30, 2004, the negative gross and net written premiums related to ceding companies canceling reinsurance contracts. Additionally, net premiums written and earned for the second quarter of 2004 were reduced by a $4.0 million charge for the adverse development reinsurance agreement.

Losses and LAE incurred increased $2.5 million for the three months ended June 30, 2005, compared to the same period in 2004, primarily as a result of an increase in net premiums earned for the period, which was partially offset by $2.0 million in amortization of the deferred gain on losses ceded to our adverse development cover. Losses and LAE incurred decreased $9.1 million for the six months ended June 30, 2005, compared to the same period in 2004, primarily due to the effect of lower net premiums earned in 2005, which was partially offset by the first quarter charge of $30 million for prior year loss development. Each quarter, our actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the second quarter and first six months of 2005 decreased $1.5 million and $27.4 million, compared to the same periods in 2004, primarily reflecting lower commissions due to lower premium volume and, to a lesser extent, lower employee costs. Included in operating expenses for the three and six months ended June 30, 2004 is a $1 million charge to shorten the term of our Philadelphia office lease. See “Liquidity and Capital Resources” beginning on page 21 for additional information. Operating expenses in 2004 were also impacted by a $1.2 million gain on the sale of 63% of our ownership in Cathedral Capital PLC, a Lloyd’s of London managing general agency.

Net investment income was $4.6 million for the second quarter of 2005, compared to $6.2 million for the same period in 2004, reflecting an average invested asset base that decreased approximately 45%, partially offset by higher interest earned of $2.8 million on funds held arrangements. Net investment income was $8.5 million for the first six months of 2005, compared to $14.6 million for the same period last year, reflecting an average invested asset base that decreased approximately 45%, partially offset by higher interest earned of $3.1 million on funds held arrangements. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment includes corporate expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $5.7 million and $5.5 million for the second quarters of 2005 and 2004, reflecting higher interest expense, offset by lower operating expenses. Corporate and Other recorded a pre-tax operating loss of $11.9 million for the six months ended June 30, 2005, compared to $10.8 million for the same period in 2004, reflecting higher interest expense, partially offset by lower operating expenses. Interest expense increased by $1.1 million and $2.1 million for the three and six months ended June 30, 2005, compared to the same periods in 2004, primarily due to a higher average amount of debt outstanding and higher interest rates on our convertible debt.

Loss Reserves

At June 30, 2005, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of June 30, 2005 is $2,005.4 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to June 30, 2005, whether or not these claims have been reported to us.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2005, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 19 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see pages 9 to 12 and 44 to 47 of our 2004 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were lower in the three and six months ended June 30, 2005, compared to the same periods in 2004, primarily reflecting the commutation and novation of certain reinsurance and retrocessional contracts and the purchase of a reinsurance agreement covering potential adverse development by the Run-off Operations in the first six months of 2004.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses.

We have $99.1 million of 6.50% Convertible Debt outstanding at June 30, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is currently in run-off, had statutory surplus of $215.3 million as of June 30, 2005. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital was 379% of Authorized Control Level Capital.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and have the ability to pay $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. The Pooled Companies had statutory surplus of $299.2 million as of June 30, 2005.

Net tax payments received from subsidiaries were $2.5 million and $1.4 million for the three and six months ended June 30, 2005, compared to $422,000 and $2.0 million for same prior year periods. Additionally, we received a tax refund of $3.2 million from the Internal Revenue Service during the first six months of 2004.

As of June 30, 2005, we had $21.7 million in cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

As of June 30, 2005, our total outstanding debt was $211.9 million, including the $99.1 million of 6.50% Convertible Debt, compared to $214.5 million at December 31, 2004. The decrease relates primarily to the change in the fair value of the derivative component of the 6.50% Convertible Debt during 2005. We also retired $270,000 of our 4.25% Convertible Debt due 2022 in the first six months of 2005. We incurred interest expense of $4.0 million and $8.0 million for the three and six months ended June 30, 2005, compared to $3.0 million and $5.9 million for the same periods last year. We paid interest of $2.0 million and $6.4 million in the three and six months ended June 30, 2005, compared to $1.9 million and $5.5 million for the same periods in 2004. The increase in interest expense and interest paid is due to a higher average amount of debt outstanding in the first six months of 2005 and higher interest rates on our convertible debt, compared to the same period in 2004. We expect to pay interest of approximately $7.3 million for the remainder of 2005.

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

We did not declare or pay dividends in the first six months of 2005 or 2004 and we have suspended common stock dividends at the current time.

INVESTMENTS

At June 30, 2005, our investment assets were carried at a fair value of $1,407.3 million and had an amortized cost of $1,380.9 million. The average credit quality of the portfolio is AA. At June 30, 2005, $20.0 million, or 1.4%, of our total investments were below investment grade, of which $4.9 million of these below investment grade investments were in an unrealized loss position, which totaled $90,000. At June 30, 2005, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our investments at June 30, 2005 was $26.4 million, or 1.9% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $37.7 million and gross unrealized losses of $11.3 million. For all but two securities, which were carried at fair values of $16.1 million and $980,000 at June 30, 2005, we determine the market value of each fixed income security using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilized the services of outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to company-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the fair value of the security recovers to a level at least equal to the amortized cost. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability pay-out patterns of each insurance company’s claims liabilities. Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

Based on our evaluation as of June 30, 2005, we determined there were other than temporary declines in fair value of securities issued by two auto manufacturers and one retail department store, resulting in an impairment charge of $1.0 million pre-tax during the three and six months ended June 30, 2005. Impairment charges were $333,000 for the three and six months ended June 30, 2004, related to one asset-backed security. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During the six months ended June 30, 2005, we had gross realized gains and losses of $4.4 million and $1.7 million, respectively. Of the $4.4 million in realized gains, $2.3 million resulted from the decrease in the fair value of the derivative component of our 6.50% Convertible Debt. The gross realized losses were primarily attributable to impairment losses as discussed above.

As of June 30, 2005, our investment asset portfolio had gross unrealized losses of $11.3 million. For securities that were in an unrealized loss position at June 30, 2005, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	83	$79.7	$80.2	$(0.5)	99%
6 to 9 months	76	74.8	75.6	(0.8)	99%
9 to 12 months	16	11.4	11.6	(0.2)	98%
More than 12 months	92	135.4	142.1	(6.7)	95%
Subtotal	267	301.3	309.5	(8.2)	97%
U.S. Treasury and
Agency securities	115	246.5	249.6	(3.1)	99%
Total	382	$547.8	$559.1	$(11.3)	98%

Of the 92 securities that have been in an unrealized loss position for more than 12 months, 91 securities have an unrealized loss of less than $1 million each and less than 10% of each security's amortized cost. These 91 securities have a total fair value of 98% of the amortized cost basis at June 30, 2005, and the average unrealized loss per security is approximately $32,000. There is only one security out of the 92 with an unrealized loss in excess of $1 million at June 30, 2005, and it has a fair value of $16.1 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at June 30, 2005 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2005	$4.2	$4.2	$-	100%
2006-2009	111.2	113.0	(1.8)	98%
2010-2014	36.1	36.6	(0.5)	99%
2015 and later	6.4	6.5	(0.1)	98%
Mortgage-backed and other
asset-backed securities	143.4	149.2	(5.8)	96%
Subtotal	301.3	309.5	(8.2)	97%
U.S. Treasury and Agency
securities	246.5	249.6	(3.1)	99%
Total	$547.8	$559.1	$(11.3)	98%

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

The Securities and Exchange Commission, New York Attorney General and certain other state regulators have initiated investigations of certain insurance and reinsurance companies concerning policies of finite reinsurance issued by such insurers and reinsurers. To date, we have not received any inquiries or other request for information in connection with these investigations. The outcome of these investigations is uncertain.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. We have applied the disclosure provisions of EITF 03-1 to our consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. The FASB is expected to issue a FSP which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial condition or results of operations once the new guidance is released.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

In Re PMA Capital Corporation Securities Litigation

By Order dated July 27, 2005, the District Court partially granted our previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to the PMA Insurance Group, and otherwise denying the Motion to Dismiss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
4/1/05-4/30/05	-		-	-	-
5/1/05-5/31/05	739	(1)	$6.855	-	-
6/1/05-6/30/05	-		-	-	-
Total	739		$6.855

(1)
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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 5, 2005. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect four nominees as members of our Board of Directors to serve for terms expiring at the 2008 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Peter S. Burgess	29,139,266	133,332
Charles T. Freeman	29,136,566	136,032
James C. Hellauer	29,138,666	133,932
Roderic H. Ross	29,064,331	208,267

2.	Proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Auditors was approved as follows:

Total Votes
Votes in favor	29,201,028
Votes against	26,740
Abstentions	44,830

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index on page 29.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President
and Chief Financial Officer
Date: August 8, 2005	(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.