Form 10-K/A
period 2004-12-31
PMA CAPITAL CORP
filed 2005-09-16
CIK 1041665

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES / /  NO /X/

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2004, based on the last price at which the Class A Common Stock was sold on such date, was $265,925,034.

There were 31,683,961 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2005.

Explanatory Note

As disclosed in our Annual Report on Form 10-K filed on March 16, 2005, in November 2004 we exchanged $84.1 million aggregate principal amount of 6.50% Senior Secured Convertible Debentures due 2022 (the “6.50% Convertible Debt”) for an equal amount of our 4.25% Senior Convertible Debentures due 2022 (the “4.25% Convertible Debt”). The 6.50% Convertible Debt is secured by a first lien on a portion of the capital stock of our principal operating subsidiaries, PMA Capital Insurance Company, Pennsylvania Manufacturers Indemnity Company, Pennsylvania Manufacturers’ Association Insurance Company and Manufacturers Alliance Insurance Company. As a result of the security interest granted, we are required to file three years of separate audited GAAP financial statements for these subsidiaries.

This Amendment No.1 to our Annual Report on Form 10-K is being filed for the sole purpose of filing such audited financial statements. For ease of reference, we have also included the audited consolidated financial statements of PMA Capital Corporation (the “Company”) previously filed in our report on Form 10-K. No changes have been made to the Company’s consolidated financial statements.

PART II

Item 8.  Financial Statements and Supplemental Data

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” beginning on Page 2.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As disclosed in our Annual Report on Form 10-K filed on March 16, 2005, as of the end of the period covered by such report, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

However, as disclosed in our Annual Report on Form 10-K, in November 2004 we exchanged $84.1 million aggregate principal amount of 6.50% Convertible Debt for an equal amount of our 4.25% Convertible Debt. The 6.50% Convertible Debt is secured by a first lien on a portion of the capital stock of our principal operating subsidiaries, PMA Capital Insurance Company, Pennsylvania Manufacturers Indemnity Company, Pennsylvania Manufacturers’ Association Insurance Company and Manufacturers Alliance Insurance Company. As a result of the security interest granted, we are required to file three years of separate audited GAAP financial statements for these subsidiaries. This Amendment No.1 to our Annual Report on Form 10-K is being filed for the sole purpose of filing such audited financial statements.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1)	Registrant - Index to Consolidated Financial Statements	Page

	Consolidated Balance Sheets at December 31, 2004 and 2003	4
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	6
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	7
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	8
	Notes to Consolidated Financial Statements	9
	Reports of Independent Registered Public Accountants	35

(a) (2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1.

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	The Exhibits are listed in the Index to Exhibits on page E-1.

(c)
The financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b), including separate financial statements of affiliates whose securities are pledged as collateral.

(I)	Financial Statements of Pennsylvania Manufacturers’ Association Insurance Company

	Balance Sheets at December 31, 2004 and 2003	38
	Statements of Operations for the years ended December 31, 2004, 2003 and 2002	39
	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	40
	Statements of Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002	41
	Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	42
	Notes to Financial Statements	43
	Reports of Independent Registered Public Accountants	53

(II)	Financial Statements of Manufacturers Alliance Insurance Company

	Balance Sheets at December 31, 2004 and 2003	55
	Statements of Operations for the years ended December 31, 2004, 2003 and 2002	56
	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	57
	Statements of Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002	58
	Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	59
	Notes to Financial Statements	60
	Reports of Independent Registered Public Accountants	68

(III)	Financial Statements of Pennsylvania Manufacturers Indemnity Company

	Balance Sheets at December 31, 2004 and 2003	70
	Statements of Operations for the years ended December 31, 2004, 2003 and 2002	71
	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	72
	Statements of Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002	73
	Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	74
	Notes to Financial Statements	75
	Reports of Independent Registered Public Accountants	83

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $1,283,256; 2003 - $1,806,090)	$1,304,086	$1,854,555
Short-term investments	123,746	151,332
Short-term investments, loaned securities collateral	-	6,300
Cash	35,537	28,963
Total investments and cash	1,463,369	2,041,150

Accrued investment income	15,517	20,870
Premiums receivable (net of valuation allowance: 2004 - $7,049; 2003 - $7,972)	197,831	364,125
Reinsurance receivables (net of valuation allowance: 2004 - $9,002; 2003 - $6,769)	1,142,552	1,220,320
Deferred income taxes, net	86,501	76,962
Deferred acquisition costs	31,426	83,975
Funds held by reinsureds	142,064	124,695
Other assets	174,725	255,861
Total assets	$3,253,985	$4,187,958

Liabilities:
Unpaid losses and loss adjustment expenses	$2,111,598	$2,541,318
Unearned premiums	158,489	403,708
Long-term debt	214,467	187,566
Accounts payable, accrued expenses and other liabilities	196,744	314,830
Funds held under reinsurance treaties	121,234	262,105
Dividends to policyholders	5,977	8,479
Payable under securities loan agreements	25	6,285
Total liabilities	2,808,534	3,724,291

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

The PMA Insurance Group— The PMA Insurance Group writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 87% of The PMA Insurance Group’s business for 2004 was produced through independent agents and brokers.

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

Net investment income consists of the following:

(dollars amounts in thousands)	2004	2003	2002

Fixed maturities	$69,540	$81,090	$84,957
Short-term investments	1,707	2,684	5,073
Other	749	627	913
Total investment income	71,996	84,401	90,943
Investment expenses	(6,348)	(5,070)	(3,173)
Interest on funds held, net	(8,703)	(10,408)	(2,889)
Net investment income	$56,945	$68,923	$84,881

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$20,083	$18,726	$18,659
Realized losses	(4,847)	(4,946)	(34,744)
Foreign exchange loss	(4,897)	-	-
Change in fair value of derivative	(3,846)	-	-
Total net realized investment gains (losses)	$6,493	$13,780	$(16,085)

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

During 2004, the Company’s actuaries conducted their periodic reserve reviews of The PMA Insurance Group and the Run-off Operations. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. The information derived during these reviews indicated that general liability and professional liability lines written by the Run-off Operations continued to exhibit volatility. While the conclusion of the reviews indicated that no adjustments to reserves were necessary and that the Company’s carried reserves were reasonable, continued volatility could require adjustments in future periods.

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

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $264.1 million at December 31, 2004, of which 95% were collateralized.

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

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,871,619	$16.07	3,096,494	$16.93	3,387,154	$16.45
Options granted	1,350,200	6.34	511,960	9.21	440,500	19.50
Options exercised	-	-	(50,141)	11.50	(302,465)	12.66
Options forfeited or expired	(1,464,614)	14.61	(686,694)	15.17	(428,695)	18.78
Options outstanding, end of year(1)	2,757,205	$12.09	2,871,619	$16.07	3,096,494	$16.93
Options exercisable, end of year	1,523,047	$15.74	1,861,489	$16.85	2,059,729	$15.74
Option price range at end of year	$5.78 to $21.50		$9.14 to $21.50		$11.50 to $21.50
Option price range for exercised shares	-		$11.50		$10.00 to $17.00
Options available for grant at end of year	2,043,109		2,057,054		305,158

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

The Company accounts for stock option compensation using the intrinsic value method. Included in the Company’s net income (loss) were pre-tax stock option compensation costs of ($172,000), $239,000 and $215,000 for 2004, 2003 and 2002, respectively. Stock option compensation increased pre-tax income in 2004 due to the impact of the cancellation of unvested stock options.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	5	10	10
Risk-free interest rate	3.1%	3.4%	5.1%
Expected volatility	60.5%	44.3%	16.8%
Expected dividend yield	0.0%	4.6%	2.0%

Stock options outstanding and options exercisable at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	Life	Exercise Price	of Shares	Exercise Price

$5.78 to $8.00	1,291,100	9.28	$6.37	304,800	$7.02
$8.01 to $12.00	149,850	8.41	$9.14	-	$-
$12.01 to $16.00	315,800	0.43	$15.33	315,800	$15.33
$16.01 to $20.00	803,891	4.01	$18.27	705,883	$18.10
$20.01 to $21.50	196,564	5.05	$21.43	196,564	$21.43

See Note 2-J and 2-L for additional information.

Note 10. Earnings Per Share

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:

	2004	2003	2002

Denominator:
Basic shares	31,344,858	31,330,183	31,284,848
Dilutive effect of:
Restricted stock	243,977	-	-
Stock options	136,994	-	-
Convertible Debt	3,232	-	-
Total diluted shares	31,729,061	31,330,183	31,284,848

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

Following are expected cash flows for the Company's pension plans:

	Qualified	Non-Qualified
(dollar amounts in thousands)	Pension Benefits	Pension Benefits
Expected Employer Contributions:
2005	$-	$-
Expected Benefit Payments:
2005	$2,583	$310
2006	2,687	322
2007	2,794	348
2008	2,893	416
2009	3,084	438
2010-2014	20,882	2,820

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

In our opinion, the accompanying consolidated statements of operations, of cash flows, of shareholders’ equity and of comprehensive income (loss) for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of PMA Capital Corporation and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $327,183; 2003 - $367,322)	$337,522	$381,462
Preferred stock - affiliated	2	6,002
Short-term investments	24,802	33,094
Cash	24,961	11,307
Total investments and cash	387,287	431,865

Accrued investment income	3,657	4,054
Premiums receivable (net of valuation allowance: 2004 - $3,509; 2003 - $4,192)	107,219	148,325
Prepaid reinsurance premiums	63,716	95,766
Reinsurance receivables (net of valuation allowance: 2004 - $7,741; 2003 - $5,508)	997,067	1,010,738
Deferred income taxes, net	17,703	18,900
Deferred acquisition costs	18,590	23,181
Other assets	68,061	56,867
Total assets	$1,663,300	$1,789,696

Liabilities:
Unpaid losses and loss adjustment expenses	$1,200,545	$1,233,523
Unearned premiums	156,484	227,262
Payable to affiliates	6,572	7,741
Accounts payable, accrued expenses and other liabilities	68,844	84,537
Funds held under reinsurance treaties	8,525	3,051
Dividends to policyholders	3,586	5,087
Total liabilities	1,444,556	1,561,201

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common stock, $10 par value
(2004 and 2003 - 2,000,000 shares authorized; 611,630 shares issued and outstanding)	6,116	6,116
Additional paid-in capital	48,803	48,803
Retained earnings	157,104	164,383
Accumulated other comprehensive income	6,721	9,193
Total shareholder's equity	218,744	228,495
Total liabilities and shareholder's equity	$1,663,300	$1,789,696

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF OPERATIONS

(in thousands)	2004	2003	2002

Revenues:
Net premiums written	$205,305	$333,259	$238,770
Change in net unearned premiums	38,729	(20,137)	(25,206)
Net premiums earned	244,034	313,122	213,564
Net investment income	14,786	22,937	21,523
Net realized investment gains (losses)	2,660	2,223	(4,450)
Other revenues	1,691	1,382	1,453
Total revenues	263,171	339,664	232,090

Losses and Expenses:
Losses and loss adjustment expenses	183,657	243,826	160,281
Acquisition expenses	50,728	53,333	42,222
Operating expenses	21,297	24,830	16,803
Dividends to policyholders	1,712	120	4,331
Total losses and expenses	257,394	322,109	223,637
Income before income taxes	5,777	17,555	8,453
Income tax expense (benefit)	2,920	5,348	(196)
Net income	$2,857	$12,207	$8,649

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$2,857	$12,207	$8,649
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Deferred income tax expense (benefit)	2,525	(466)	(2,855)
Net realized investment (gains) losses	(2,660)	(2,223)	4,450
Depreciation and amortization	5,985	5,795	3,447
Change in:
Premiums receivable and unearned premiums, net	(29,672)	(10,759)	47,197
Prepaid reinsurance premiums	32,050	(17,171)	(4,762)
Reinsurance receivables	13,671	(47,168)	(102,751)
Unpaid losses and loss adjustment expenses	(32,978)	67,376	59,482
Funds held under reinsurance treaties	5,474	1,348	1,191
Deferred acquisition costs	4,591	(3,822)	(4,400)
Accounts payable, accrued expenses and other liabilities	(19,696)	15,115	7,420
Dividends to policyholders	(1,501)	(3,912)	(1,280)
Accrued investment income	397	(241)	221
Other, net	(14,450)	(6,536)	7,137
Net cash flows provided by (used in) operating activities	(33,407)	9,543	23,146

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(96,614)	(216,884)	(144,473)
Maturities and calls	47,770	81,620	51,948
Sales	93,103	104,388	111,716
Net sales of short-term investments	8,448	24,567	(52,092)
Net redemption of affiliated preferred stock	6,000	3,000	2,998
Proceeds from other assets sold	1,600	-	-
Other, net	(3,080)	(4,067)	(3,581)
Net cash flows provided by (used in) investing activities	57,227	(7,376)	(33,484)

Cash flows from financing activities:
Capital contribution received	-	-	25,000
Dividends paid to shareholders	(8,997)	(10,483)	(13,200)
Advances from (to) affiliates	(1,169)	7,741	-
Net cash flows provided by (used in) financing activities	(10,166)	(2,742)	11,800

Net increase (decrease) in cash	13,654	(575)	1,462
Cash - beginning of year	11,307	11,882	10,420
Cash - end of year	$24,961	$11,307	$11,882

Supplementary cash flow information:
Income tax paid	$2,915	$6,292	$852

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2004	2003	2002

Common Stock	$6,116	$6,116	$6,116

Additional paid-in capital - Common stock
Balance at beginning of year	48,803	48,803	23,803
Capital contribution from parent	-	-	25,000
Balance at end of year	48,803	48,803	48,803

Retained earnings:
Balance at beginning of year	164,383	162,659	167,210
Net income	2,857	12,207	8,649
Dividends declared	(10,136)	(10,483)	(13,200)
Balance at end of year	157,104	164,383	162,659

Accumulated other comprehensive income:
Balance at beginning of year	9,193	10,054	916
Other comprehensive income (loss), net of tax expense (benefit):
2004 - ($1,331); 2003 - ($464); 2002 - $4,920	(2,472)	(861)	9,138
Balance at end of year	6,721	9,193	10,054

Total shareholder's equity:
Balance at beginning of year	228,495	227,632	198,045
Net income	2,857	12,207	8,649
Captial contribution from parent	-	-	25,000
Dividends declared	(10,136)	(10,483)	(13,200)
Other comprehensive income (loss)	(2,472)	(861)	9,138
Balance at end of year	$218,744	$228,495	$227,632

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2004	2003	2002

Net income	$2,857	$12,207	$8,649

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	(743)	584	6,246
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit): 2004 - $931;
2003- $778; 2002 - ($1,558)	(1,729)	(1,445)	2,892

Other comprehensive income (loss), net of tax	(2,472)	(861)	9,138

Comprehensive income	$385	$11,346	$17,787

See accompanying notes to financial statements.

Notes to Financial Statements
Note 1. Business Description

The accompanying financial statements include the accounts of Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC” or the “Company”), a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”). The Company is the lead company in an intercompany pooling arrangement (the “Pooling Agreement”) covering business written by the Company and its affiliates Manufacturers Alliance Insurance Company (“MAICO”) and Pennsylvania Manufacturers Indemnity Company (“PMIC”) (collectively, the “Pooled Companies”). The Pooled Companies also operate under The PMA Insurance Group trade name. The Pooled Companies have an intercompany pooling agreement, under which PMAIC, MAICO and PMIC combine 100% of their written premium on all direct business and business assumed on policies written by other insurers, less reinsurance ceded, to form a pool. The pooled business, net of reinsurance, is then redistributed in accordance with the share percentages set forth in the Pooling Agreement. The Pooled Companies combine their ultimate net liability for losses and loss adjustment expenses ("LAE") incurred and other expenses incurred, except for Federal income taxes and investment expenses, and then redistribute the pooled losses and expenses according to the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. Prior to June 2004, the Pooled Companies were wholly-owned subsidiaries of PMA Capital Insurance Company (“PMACIC"), a wholly-owned insurance subsidiary of PMA Capital.

The Company’s operations are concentrated in its principal marketing territory in the eastern part of the United States. Economic trends in individual states may not be independent of one another. Also, the Company’s products are highly regulated by each state. The Company writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance. Approximately 87% of the Company’s business for 2004 was produced through independent agents and brokers. For many of the Company’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each state. While the Company considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have a material adverse impact on the Company’s financial condition and results of operations. In 2004, 2003 and 2002, workers’ compensation net premiums written represented 85%, 81% and 78%, respectively, of the Company’s total net premiums written.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 13% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,194	$1,363	$1,405	$74,152
States, political subdivisions and foreign government securities	5,819	348	17	6,150
Corporate debt securities	113,299	8,954	314	121,939
Mortgage-backed and other asset-backed securities	133,871	2,049	639	135,281
Total fixed maturities available for sale	327,183	12,714	2,375	337,522
Short-term investments	24,802	-	-	24,802
Preferred stock - affiliated	2	-	-	2
Total investments	$351,987	$12,714	$2,375	$362,326

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$60,333	$1,109	$107	$61,335
States, political subdivisions and foreign government securities	4,273	184	22	4,435
Corporate debt securities	144,719	10,720	309	155,130
Mortgage-backed and other asset-backed securities	157,997	3,305	740	160,562
Total fixed maturities available for sale	367,322	15,318	1,178	381,462
Short-term investments	33,094	-	-	33,094
Preferred stock - affiliated	6,002	-	-	6,002
Total investments	$406,418	$15,318	$1,178	$420,558

As of December 31, 2004, the Company’s investment asset portfolio had gross unrealized losses of $2.4 million. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in thousands)	Securities	Value	Cost	Loss	Amortized Cost

Less than 1 year	27	$22,767	$22,966	$(199)	99%
Greater than 1 year	13	12,159	12,560	(401)	97%
U.S. Treasury and Agency securities	53	83,550	85,325	(1,775)	98%
Total	93	$118,476	$120,851	$(2,375)	98%

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2005	$14,472	$14,464
2006-2009	58,570	57,751
2010-2014	51,763	53,684
2015 and thereafter	68,507	76,342
Mortgage-backed and other asset-backed securities	133,871	135,281
	$327,183	$337,522

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollar amounts in thousands)	2004	2003	2002

Fixed maturities	$17,342	$19,421	$21,327
Short-term investments	396	343	237
Preferred dividends from affiliates	360	5,340	720
Other	450	433	741
Total investment income	18,548	25,537	23,025
Investment expenses	(3,762)	(2,600)	(1,502)
Net investment income	$14,786	$22,937	$21,523

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$2,893	$2,811	$3,832
Realized losses	(233)	(588)	(8,282)
Total net realized investment gains (losses)	$2,660	$2,223	$(4,450)

Realized losses in 2004 reflected sales reducing the Company’s per issuer exposure and general duration management trades and realized losses of $112,000 on sales of securities where the Company reduced and/or eliminated its positions in certain issuers due to credit concerns. Realized losses in 2003 reflected sales reducing the Company’s per issuer exposure and general duration management trades.

Included in realized losses for 2002 were impairment losses of $5.5 million. The impairment losses for 2002 are primarily related to corporate bonds issued by telecommunications and energy companies, including $3.5 million for WorldCom. The write-downs were measured based on public market prices and the Company's expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

On December 31, 2004, the Company had securities with a total amortized cost of $25.9 million and fair value of $25.8 million on deposit with various governmental authorities, as required by law. The securities on deposit are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2004	2003	2002

Balance at January 1	$1,233,523	$1,166,147	$1,106,665
Less: reinsurance recoverable on unpaid losses and LAE	987,579	950,346	844,186
Net balance at January 1	245,944	215,801	262,479
Losses and LAE incurred, net:
Current year, net of discount	178,990	212,635	157,561
Prior years	-	30,000	680
Accretion of prior years' discount	4,667	1,191	2,040
Total losses and LAE incurred, net	183,657	243,826	160,281
Losses and LAE paid, net:
Current year	(51,064)	(60,843)	(51,891)
Prior years	(133,840)	(152,840)	(155,068)
Total losses and LAE paid, net	184,904	213,683	206,959
Net balance at December 31	244,697	245,944	215,801
Reinsurance recoverable on unpaid losses and LAE	955,848	987,579	950,346
Balance at December 31	$1,200,545	$1,233,523	$1,166,147

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s workers’ compensation business is long-tail business. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of The PMA Insurance Group’s loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, the Pooled Companies’ increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of the Pooled Companies’ loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under the Pooled Companies’ loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. The Company’s share of the unfavorable prior year loss development of reserves for losses and LAE for prior accident years, excluding accretion of discount, was $30 million in 2003, determined in accordance with the intercompany pooling arrangement. The Company’s share of the 2003 premium adjustments and reduced policyholder dividends were $21 million and $4.8 million, respectively, also determined in accordance with the intercompany pooling arrangement, resulting in a net pre-tax charge of $4.2 million.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $173.8 million and $162.6 million, net of discount of $7.6 million and $10.7 million, respectively. The discount rate used was approximately 5% at both December 31, 2004 and 2003.

The Company’s loss reserves were stated net of salvage and subrogation of $16.6 million and $16.8 million at December 31, 2004 and 2003, respectively.

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

At December 31, 2004, 2003 and 2002, gross reserves for asbestos-related losses were $23.4 million, $33.8 million and $39.0 million, respectively ($7.8 million, $10.1 million and $15.0 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $6.2 million, $8.9 million and $13.7 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, gross reserves for environmental-related losses were $14.9 million, $12.8 million, and $17.4 million, respectively ($3.3 million, $4.6 million and $8.2 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $1.6 million, $2.0 million and $4.7 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2004	2003	2002

Written premiums:
Direct	$249,553	$448,754	$337,574
Assumed	173,820	230,984	178,279
Ceded	(218,068)	(346,479)	(277,083)
Net	$205,305	$333,259	$238,770
Earned premiums:
Direct	$303,493	$426,775	$305,698
Assumed	190,658	215,501	167,013
Ceded	(250,117)	(329,154)	(259,147)
Net	$244,034	$313,122	$213,564
Losses and LAE:
Direct	$233,554	$341,277	$230,401
Assumed	172,398	178,581	152,289
Ceded	(222,295)	(276,032)	(222,409)
Net	$183,657	$243,826	$160,281

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe-prone regions. The Company maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence, and workers’ compensation reinsurance protection of $104.8 million excess of $250,000. The Company’s maximum limit, after retention, for any one claimant is $4.8 million (increased to $5.8 million effective January 1, 2005).

Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or terrorist event, could exceed the Company’s reinsurance protection and could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In 2004, 2003 and 2002, the Company’s loss and LAE ratios were not significantly impacted by catastrophes.

At December 31, 2004, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder's equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Trabaja Reinsurance Company (1)	$199,984	$199,984
PXRE Reinsurance Company	106,531	67,813
Houston Casualty Company	68,101	-
Partner Reinsurance Company	24,489	-
American Re-Insurance Company	20,537	-
Hannover Ruckversicherungs AG	19,287	-
GE Reinsurance	18,304	-
Imagine International Reinsurance, Ltd.	18,212	18,212
Folksamerica Reinsurance Company	14,050	-
Berkley Insurance Company	12,903	-
Odyssey Reinsurance	11,092	-
(1)	A member of the London Reinsurance Group.

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and apparent commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the Commonwealth of Pennsylvania, the Company’s state of domicile. At December 31, 2004 and 2003, the Company’s reinsurance receivables of $997.1 million and $1,010.7 million, which were supported by $317.2 million and $306.0 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2004, approximately 94% were recoverable from reinsurers rated “A-” or better by A.M. Best.

The Company has recorded reinsurance receivables of $13.9 million at December 31, 2004, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under the policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). See Note 5 to PMA Capital’s Consolidated Financial Statements for additional information regarding Trabaja.

Pursuant to the Pooling Agreement, PMAIC assumes 100% of the direct written premium from MAICO and PMIC and cessions to unaffiliated reinsurers are made subsequent to the assumption of pooled business by PMAIC. PMAIC returns 60% of the combined net premium of the Pooled Companies. At December 31, 2004, insurance receivables under the Pooling Agreement, were approximately $163.1 million.

Note 6. Commitments and Contingencies

Total rent expense was $1.9 million, $1.7 million and $1.5 million for 2004, 2003 and 2002, respectively. The Company leases certain office space and office equipment such as computers under noncancelable operating leases. Future minimum net operating lease obligations as of December 31, 2004 are as follows:

		Office	Total
		equipment	operating
(dollar amounts in thousands)	Office space	and autos	leases
2005	$3,093	$2,893	$5,986
2006	3,008	2,061	5,069
2007	2,915	866	3,781
2008	2,405	102	2,507
2009	1,887	13	1,900
2010 and thereafter	3,525	-	3,525
	$16,833	$5,935	$22,768

In the event a property and casualty insurer operating in a jurisdiction where the Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2004 and 2003, the Company had recorded liabilities of $3.9 million and $4.4 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

At December 31, 2004, the Company is guarantor of $2.2 million principal amount on certain premium finance loans made by unaffiliated premium finance companies to insureds.

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

See Note 5 for information regarding disputed reinsurance receivables.

Note 7. Shareholder’s Equity

The Company has 2,000,000 shares of Common stock, $10 par value per share authorized, of which 611,630 shares were issued and outstanding as of December 31, 2004 and 2003. The Company also has 5,000 shares of undesignated Preferred stock, $1,000 par value per share authorized. There were no shares of Preferred stock issued or outstanding as of December 31, 2004 or 2003.

The Company’s ability to pay dividends to PMA Capital is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, the Company was wholly-owned by PMACIC. In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital.

The Company paid $10.1 million in dividends to PMA Capital in 2004 and $10.5 million and $13.2 million in dividends to PMACIC in 2003 and 2002, respectively. As of December 31, 2004, the Company can pay a maximum of $18.3 million in dividends to PMA Capital during 2005 without the prior approval of the Pennsylvania Insurance Department.

During 2002 the Company received a $25 million capital contribution from its then parent, PMACIC.

Note 8. Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. Certain financial instruments, specifically amounts relating to insurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the Federal income tax expense (benefit) are:

(dollar amounts in thousands)	2004	2003	2002

Current	$395	$5,814	$2,659
Deferred	2,525	(466)	(2,855)
Income tax expense (benefit)	$2,920	$5,348	$(196)

A reconciliation between the total income tax expense and the amounts computed at the statutory Federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2004	2003	2002

Federal income tax rate at the statutory rate	$2,022	$6,144	$2,959
Increase/(decrease) in taxes resulting from:
Reversal of income tax accruals	(56)	(836)	(2,005)
Affiliate intercompany dividends	(126)	(1,869)	(252)
Affiliate reinsurance	993	1,828	-
Other	87	81	(898)
Income tax expense (benefit)	$2,920	$5,348	$(196)

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2004	2003

Unearned premiums	$6,493	$9,204
Discounting of unpaid losses and LAE	6,192	7,888
Postretirement benefit obligation	5,193	4,254
Allowance for uncollectible accounts	4,261	3,715
Affiliate reinsurance	3,966	4,388
Guaranty funds and other assessments	2,059	1,538
Deferred compensation	683	1,526
Net capital loss	-	737
Other	1,234	999

Gross deferred tax assets	30,081	34,249

Deferred acquisition costs	(6,507)	(8,113)
Unrealized appreciation of investments	(3,618)	(4,947)
Capitalized software	(1,144)	(1,144)
Other	(1,109)	(1,145)
Gross deferred tax liabilities	(12,378)	(15,349)

Net deferred tax assets	$17,703	$18,900

Management believes that it is more likely than not that the benefit of its net deferred tax asset will be fully realized.

The Company and its affiliates have a written Federal income tax agreement approved by the Board of Directors. Under this agreement, income tax expense is allocated to each entity, including the Company, on a separate return basis. For tax years beginning on or after January 1, 2002, the agreement was amended to give loss companies (entities, that on a separate return basis, reflect a net operating loss (“NOL”)) credit for current NOLs at the time and to the extent that the loss company would have been able to utilize such NOL on a stand-alone basis against post-2001 taxable income. Intercompany tax balances are settled on a quarterly basis.

The Company’s Federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS. In 2002, the Company reversed $2.1 million of certain tax contingency reserves recorded in prior years, due primarily to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

See Note 13 to the PMA Capital Consolidated Financial Statements for a description of employee retirement, postretirement and postemployment benefits sponsored by PMA Capital. The Company has no legal obligation for benefits under these plans. The Company had net expenses for the qualified and non-qualified defined benefit pension plans of $2.3 million, $2.0 million and $1.2 million for 2004, 2003 and 2002, respectively. The Company had expenses for other postretirement benefit plans of $359,000, $334,000 and $226,000 for 2004, 2003 and 2002, respectively.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Contributions under the plan expensed in 2004, 2003 and 2002 were $1.3 million, $1.4 million and $1.3 million, respectively.

Note 11. Transactions with Related Parties

In 2004, the Company declared and paid cash dividends to PMA Capital of $9.0 million and dividends in the form of a partnership interest of $1.1 million. In 2003 and 2002, the Company paid cash dividends to PMACIC, its then parent, of $10.5 million and $13.2 million, respectively.

During 2004, 2003 and 2002, the Company purchased $500,000, $1.0 million and $2.0 million respectively, in notes from Mid-Atlantic States Investment Company, an affiliate. These amounts are included in other assets on the balance sheet as of December 31, 2004, 2003 and 2002, respectively. The notes outstanding at December 31, 2004 are due on December 19, 2005, and have an interest rate of 3.0%. The $1.0 million of notes outstanding at December 31, 2003 and $2.0 million outstanding at December 31,2002 were repaid in full during 2004 and 2003, respectively.

During 2004, 2003 and 2002, the Company purchased $872,000, $2.5 million and $2.5 million, respectively, in notes from PMA Re Management Company, an affiliate. These amounts are included in other assets on the Balance Sheet as of December 31, 2004, 2003 and 2002, respectively. The notes outstanding at December 31, 2004 are due on March 31, 2005, with interest payable in arrears for each calendar quarter beginning March 31, 2005, at an annual rate of 2.5%. The $2.5 million of notes outstanding at December 31, 2003 and December 31, 2002 were repaid in full during 2004 and 2003, respectively.

During 2003 and 2002, the Company sold $6 million and $9 million, respectively of net uncollected premiums without recourse to PMA Holdings, Cayman, Ltd., an affiliate of PMA Capital. The Company incurred an annual fee of $750,000 in both 2003 and 2002 as a result of the sale. In 2004, the Company terminated the arrangement with PMA Holdings, Cayman, Ltd.

In 2004, 2003 and 2002, The PMA Pool also ceded workers’ compensation business to Pennsylvania Manufacturers International Insurance Limited (“PMII”), a Bermuda affiliated engaged in reinsuring alternative market products offered by The PMA Pool. Premiums ceded to PMII were $5.8 million, $6.1 million and $5.5 million in 2004, 2003 and 2002, respectively.

The PMA Pool also ceded workers’ compensation and other business to PMA Insurance SPC, Cayman (“SPC Cayman”), a holding company affiliated in the Cayman Islands. Premiums ceded to SPC Cayman were $29.9 million, $42.0 million and $48.8 million in 2004, 2003 and 2002, respectively. Losses ceded to SPC Cayman were $21.6 million, $31.8 million and $36.1 million in 2004, 2003 and 2002, respectively.

The Company provides management and administrative services for various affiliates. The Company also participates in an expense sharing agreement with affiliates. The Company reimburses its affiliates for actual expenses incurred on the Company’s behalf, and is reimbursed for actual expenses incurred on behalf of affiliates.

Note 12. Statutory Financial Information

These financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department (“SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles (“Codification”) guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income for the Company was $11.0 million, $6.6 million and $4.0 million for 2004, 2003, and 2002, respectively. SAP capital and surplus for the Company as of December 31, 2004 and 2003 was $183.8 million and $184.7 million, respectively.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department, which has adopted Codification as the basis of their statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $156,000, $669,000 and $5.3 million at December 31, 2004, 2003 and 2002, respectively, over what it would have been had the prescribed practice not been allowed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Pennsylvania Manufacturers’ Association Insurance Company:

We have audited the accompanying balance sheets of Pennsylvania Manufacturers’ Association Insurance Company (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of
Pennsylvania Manufacturers’ Association Insurance Company

In our opinion, the accompanying statements of operations, of cash flows, of shareholder’s equity and of comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Pennsylvania Manufacturers’ Association Insurance Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003

MANUFACTURERS ALLIANCE INSURANCE COMPANY
BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $132,028; 2003 - $135,410)	$135,786	$139,526
Short-term investments	6,914	6,348
Cash	2,135	903
Total investments and cash	144,835	146,777

Accrued investment income	1,390	1,383
Premiums receivable (net of valuation allowance: 2004 - $1,170; 2003 - $1,397)	35,745	49,448
Prepaid reinsurance premiums	46,998	66,144
Reinsurance receivables	233,977	218,345
Deferred income taxes, net	5,563	6,097
Deferred acquisition costs	6,197	7,727
Other assets	2,264	2,712
Total assets	$476,969	$498,633

Liabilities:
Unpaid losses and loss adjustment expenses	$315,543	$300,326
Unearned premiums	77,920	109,977
Accounts payable, accrued expenses and other liabilities	16,495	20,224
Dividends to policyholders	1,195	1,696
Total liabilities	411,153	432,223

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common stock, $20 par value
(2004 and 2003 - 2,000,000 shares authorized; 298,500 shares issued and outstanding)	5,970	5,970
Additional paid-in capital	43,693	43,693
Retained earnings	13,710	14,071
Accumulated other comprehensive income	2,443	2,676
Total shareholder's equity	65,816	66,410
Total liabilities and shareholder's equity	$476,969	$498,633

See accompanying notes to financial statements.

MANUFACTURERS ALLIANCE INSURANCE COMPANY
STATEMENTS OF OPERATIONS

(in thousands)	2004	2003	2002

Revenues:
Net premiums written	$68,435	$111,086	$79,590
Change in net unearned premiums	12,910	(6,712)	(8,402)
Net premiums earned	81,345	104,374	71,188
Net investment income	5,972	5,628	6,428
Net realized investment gains (losses)	711	419	(832)
Total revenues	88,028	110,421	76,784

Losses and Expenses:
Losses and loss adjustment expenses	61,219	81,275	53,427
Acquisition expenses	16,909	17,778	14,074
Operating expenses	5,660	7,558	4,493
Dividends to policyholders	571	40	1,444
Other expenses	512	519	513
Total losses and expenses	84,871	107,170	73,951
Income before income taxes	3,157	3,251	2,833
Income tax expense	1,518	1,404	416
Net income	$1,639	$1,847	$2,417

See accompanying notes to financial statements.

MANUFACTURERS ALLIANCE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$1,639	$1,847	$2,417
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Deferred income tax expense (benefit)	660	(445)	(624)
Net realized investment (gains) losses	(711)	(419)	832
Amortization	662	346	175
Change in:
Premiums receivable and unearned premiums, net	(18,354)	6,883	33,994
Prepaid reinsurance premiums	19,146	(11,813)	(21,229)
Reinsurance receivables	(15,632)	(19,573)	(11,025)
Unpaid losses and loss adjustment expenses	15,217	29,620	(4,534)
Deferred acquisition costs	1,530	(1,274)	(1,467)
Accounts payable, accrued expenses and other liabilities	(4,731)	5,572	3,728
Dividends to policyholders	(501)	(1,303)	(427)
Accrued investment income	(7)	(332)	157
Other, net	448	8,504	(11,094)
Net cash flows provided by (used in) operating activities	(634)	17,613	(9,097)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(27,885)	(82,802)	(26,531)
Maturities and calls	12,581	20,596	17,609
Sales	19,673	12,256	30,548
Net sales of short-term investments	(503)	27,596	(11,104)
Net cash flows provided by (used in) investing activities	3,866	(22,354)	10,522

Cash flows from financing activities:
Capital contribution received	-	-	10,000
Dividends paid to shareholders	(2,000)	-	(2,000)
Other	-	-	(3,891)
Net cash flows provided by (used in) financing activities	(2,000)	-	4,109

Net increase (decrease) in cash	1,232	(4,741)	5,534
Cash - beginning of year	903	5,644	110
Cash - end of year	$2,135	$903	$5,644

Supplementary cash flow information:
Income tax paid	$1,329	$1,774	$573
See accompanying notes to financial statements.

MANUFACTURERS ALLIANCE INSURANCE COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2004	2003	2002

Common Stock	$5,970	$5,970	$5,970

Additional paid-in capital - Common stock
Balance at beginning of year	43,693	43,693	33,693
Capital contribution from parent	-	-	10,000
Balance at end of year	43,693	43,693	43,693

Retained earnings:
Balance at beginning of year	14,071	12,224	11,807
Net income	1,639	1,847	2,417
Dividends declared	(2,000)	-	(2,000)
Balance at end of year	13,710	14,071	12,224

Accumulated other comprehensive income:
Balance at beginning of year	2,676	2,974	849
Other comprehensive income (loss), net of tax expense (benefit):
2004 - ($125); 2003 - ($160); 2002 - $1,144	(233)	(298)	2,125
Balance at end of year	2,443	2,676	2,974

Total shareholder's equity:
Balance at beginning of year	66,410	64,861	52,319
Net income	1,639	1,847	2,417
Capital contribution from parent	-	-	10,000
Dividends declared	(2,000)	-	(2,000)
Other comprehensive income (loss)	(233)	(298)	2,125
Balance at end of year	$65,816	$66,410	$64,861

See accompanying notes to financial statements.

MANUFACTURERS ALLIANCE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2004	2003	2002

Net income	$1,639	$1,847	$2,417

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	229	(26)	1,584
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit): 2004 - $249;
2003 - $147; 2002 - ($291)	(462)	(272)	541

Other comprehensive income (loss), net of tax	(233)	(298)	2,125

Comprehensive income	$1,406	$1,549	$4,542

See accompanying notes to financial statements.

Notes to Financial Statements
Note 1. Business Description

The accompanying financial statements include the accounts of Manufacturers Alliance Insurance Company (“MAICO” or the “Company”), a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”). The Company participates in an intercompany pooling arrangement (the “Pooling Agreement”) covering business written by the Company and its affiliates Pennsylvania Manufacturers Association Insurance Company (“PMAIC”), the lead company, and Pennsylvania Manufacturers Indemnity Company (“PMIC”) (collectively, the “Pooled Companies”). The Pooled Companies also operate under The PMA Insurance Group trade name. The Pooled Companies have an intercompany pooling agreement, under which PMAIC, MAICO and PMIC combine 100% of their written premium on all direct business and business assumed on policies written by other insurers, less reinsurance ceded, to form a pool. The pooled business, net of reinsurance, is then redistributed in accordance with the share percentages set forth in the Pooling Agreement. The Pooled Companies combine their ultimate net liability for losses and loss adjustment expenses ("LAE") incurred and other expenses incurred, except for Federal income taxes and investment expenses, and then redistribute the pooled losses and expenses according to the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. Prior to June 2004, the Pooled Companies were wholly-owned subsidiaries of PMA Capital Insurance Company (“PMACIC"), a wholly-owned insurance subsidiary of PMA Capital.

The Company’s operations are concentrated in its principal marketing territory in the eastern part of the United States. Economic trends in individual states may not be independent of one another. Also, the Company’s products are highly regulated by each state. The Company writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance. Approximately 87% of the Company’s business for 2004 was produced through independent agents and brokers. For many of the Company’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each state. While the Company considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have a material adverse impact on the Company’s financial condition and results of operations. In 2004, 2003 and 2002, workers’ compensation net premiums written represented 85%, 81% and 78%, respectively, of the Company’s total net premiums written.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 12% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$28,745	$460	$375	$28,830
States, political subdivisions and foreign government securities	2,136	106	10	2,232
Corporate debt securities	49,738	3,423	183	52,978
Mortgage-backed and other asset-backed securities	51,409	574	237	51,746
Total fixed maturities available for sale	132,028	4,563	805	135,786
Short-term investments	6,914	-	-	6,914
Total investments	$138,942	$4,563	$805	$142,700

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$29,927	$596	$90	$30,433
States, political subdivisions and foreign government securities	1,335	62	7	1,390
Corporate debt securities	49,719	3,066	132	52,653
Mortgage-backed and other asset-backed securities	54,429	884	263	55,050
Total fixed maturities available for sale	135,410	4,608	492	139,526
Short-term investments	6,348	-	-	6,348
Total investments	$141,758	$4,608	$492	$145,874

As of December 31, 2004, the Company’s investment asset portfolio had gross unrealized losses of $805,000. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in thousands)	Securities	Value	Cost	Loss	Amortized Cost

Less than 1 year	42	$17,581	$17,733	$(152)	99%
Greater than 1 year	14	4,731	4,834	(103)	98%
U.S. Treasury and Agency securities	27	29,064	29,614	(550)	98%
Total	83	$51,376	$52,181	$(805)	98%

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2005	$7,671	$7,657
2006-2009	23,680	23,565
2010-2014	21,517	22,109
2015 and there after	27,751	30,709
Mortgage-backed and other asset-backed securities	51,409	51,746
	$132,028	$135,786

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollar amounts in thousands)	2004	2003	2002

Fixed maturities	$6,407	$5,688	$6,308
Short-term investments	64	257	241
Other	25	43	114
Total investment income	6,496	5,988	6,663
Investment expenses	(524)	(360)	(235)
Net investment income	$5,972	$5,628	$6,428

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$739	$580	$1,379
Realized losses	(28)	(161)	(2,211)
Total net realized investment gains (losses)	$711	$419	$(832)

Included in realized losses for 2002 were impairment losses of $1.6 million, primarily related to corporate bonds issued by telecommunications and energy companies, including $1.2 million for WorldCom. The write-downs were measured based on public market prices and the Company's expectation of the future realizable value for the security at the time when the company determined the decline in value was other than temporary. Also included in realized losses for 2002 were $168,000 on sales of securities where the Company reduced and/or eliminated the Company's positions in certain issuers due to credit concerns.

On December 31, 2004, the Company had securities with a total amortized cost and fair value of $6.0 million on deposit with various governmental authorities, as required by law. The securities on deposit are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2004	2003	2002

Balance at January 1	$300,326	$270,706	$275,240
Less: reinsurance recoverable on unpaid losses and LAE	218,345	198,772	187,747
Net balance at January 1	81,981	71,934	87,493
Losses and LAE incurred, net:
Current year, net of discount	59,663	70,878	52,520
Prior years	-	10,000	227
Accretion of prior years' discount	1,556	397	680
Total losses and LAE incurred, net	61,219	81,275	53,427
Losses and LAE paid, net:
Current year	(17,021)	(20,281)	(17,297)
Prior years	(44,613)	(50,947)	(51,689)
Total losses and LAE paid, net	(61,634)	(71,228)	(68,986)
Net balance at December 31	81,566	81,981	71,934
Reinsurance recoverable on unpaid losses and LAE	233,977	218,345	198,772
Balance at December 31	$315,543	$300,326	$270,706

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s workers’ compensation business is long-tail business. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments changes in social attitudes and economic conditions.

As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of The PMA Insurance Group’s loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, The Pooled Companies increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The Pooled Company’s loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. The Company’s share of the unfavorable prior year loss development of reserves for losses and LAE for prior accident years, excluding accretion of discount, was $10 million in 2003, determined in accordance with the intercompany pooling arrangement. The Company’s share of the 2003 premium adjustments and reduced policyholder dividends were $7 million and $1.6 million, respectively, also determined in accordance with the intercompany pooling arrangement, resulting in a net pre-tax charge of $1.4 million.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $57.9 million and $54.2 million, net of discount of $2.5 million and $3.6 million, respectively. The discount rate used was approximately 5% at both December 31, 2004 and 2003.

The Company’s loss reserves were stated net of salvage and subrogation of $5.5 million and $5.6 million at December 31, 2004 and 2003, respectively.

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

At December 31, 2004, 2003 and 2002, gross and net reserves for asbestos-related losses were $2.6 million, $3.4 million and $5.0 million, respectively. Of the net asbestos reserves, approximately $2.1 million, $3.0 million and $4.6 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, gross and net reserves for environmental-related losses were $1.1 million, $1.5 million, and $2.7 million, respectively. Of the net environmental reserves, approximately $520,000, $655,000 and $1.6 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2004	2003	2002

Written premiums:
Direct	$117,241	$170,089	$136,271
Assumed	68,435	111,086	79,590
Ceded	(117,241)	(170,089)	(136,271)
Net	$68,435	$111,086	$79,590
Earned premiums:
Direct	$136,388	$158,275	$113,195
Assumed	81,345	104,374	71,188
Ceded	(136,388)	(158,275)	(113,195)
Net	$81,345	$104,374	$71,188
Losses and LAE:
Direct	$106,573	$98,992	$78,635
Assumed	61,392	81,488	53,626
Ceded	(106,746)	(99,205)	(78,834)
Net	$61,219	$81,275	$53,427

Pursuant to the Pooling Agreement, the Company cedes 100% of its direct written premium to PMAIC, the lead company in the pool. PMAIC purchases reinsurance from unaffiliated reinsurers. Cessions to unaffiliated reinsurers are made subsequent to the assumption of pooled business by PMAIC. All pool members are parties to the pool’s ceded reinsurance treaties. PMAIC cedes, and the Company assumes, 20% of the combined net written premium of the Pooled Companies.

Note 6. Commitments and Contingencies

Total rent expense was $630,000, $577,000 and $485,000 for 2004, 2003 and 2002, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2004 and 2003, the Company had recorded liabilities of $1.3 million and $1.5 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

Note 7. Shareholder’s Equity

The Company has 2,000,000 shares of Common stock, $20 par value per share authorized, of which 298,500 shares were issued and outstanding as of December 31, 2004 and 2003.

The Company’s ability to pay dividends to PMA Capital is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, the Company was wholly-owned by PMACIC. In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital.

The Company paid dividends of $2.0 million to PMA Capital in 2004 and $2.0 million to PMACIC in 2002. As of December 31, 2004, the Company can pay a maximum of $5.2 million in dividends to PMA Capital during 2005 without the prior approval of the Pennsylvania Insurance Department.

During 2002 the Company received a $10 million capital contribution from its then parent, PMACIC.

Note 8. Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. Certain financial instruments, specifically amounts relating to insurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the Federal income tax expense are:

(dollar amounts in thousands)	2004	2003	2002
Current	$858	$1,849	$1,040
Deferred	660	(445)	(624)
Income tax expense	$1,518	$1,404	$416

A reconciliation between the total income tax expense and the amounts computed at the statutory Federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2004	2003	2002

Federal income tax at the statutory rate	$1,105	$1,138	$992
Increase/(decrease) in taxes resulting from:
Affiliate reinsurance	446	525	-
Reversal of income tax accruals	(19)	(279)	(668)
Other	(14)	20	92
Income tax expense	$1,518	$1,404	$416

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2004	2003

Unearned premiums	$2,164	$3,068
Discounting of unpaid losses and LAE	2,064	2,630
Postretirement benefit obligation	1,731	1,418
Affiliate reinsurance	1,322	1,463
Allowance for uncollectible accounts	1,007	1,086
Guaranty funds and other assessments	686	513
Other	521	646

Gross deferred tax assets	9,495	10,824

Deferred acquisition costs	(2,170)	(2,704)
Unrealized appreciation of investments	(1,315)	(1,441)
Other	(447)	(582)

Gross deferred tax liabilities	(3,932)	(4,727)

Net deferred tax assets	$5,563	$6,097

Management believes that it is more likely than not that the benefit of its net deferred tax asset will be fully realized.

The Company and its affiliates have a written Federal income tax agreement approved by the Board of Directors. Under this agreement, income tax expense is allocated to each entity, including the Company, on a separate return basis. For tax years beginning on or after January 1, 2002, the agreement was amended to give loss companies (entities, that on a separate return basis, reflect a net operating loss (“NOL”)) credit for current NOLs at the time and to the extent that the loss company would have been able to utilize such NOL on a stand-alone basis against post-2001 taxable income. Intercompany tax balances are settled on a quarterly basis.

At December 31, 2004 the Company had no net operating loss (“NOL”) carryforwards. At December 31, 2004, the Company had $9,000 of capital loss carryforwards, which will expire in 2007.

The Company’s Federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS. In 2003 and 2002, the Company reversed $279,000 and $668,000, respectively, of certain tax contingency reserves recorded in prior years, due primarily to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

See Note 13 to the PMA Capital Consolidated Financial Statements for a description of employee retirement, postretirement and postemployment benefits sponsored by PMA Capital. The Company has no legal obligation for benefits under these plans. The Company had net expenses for the qualified and non-qualified defined benefit pension plans of $775,000, $655,000 and $398,000 for 2004, 2003 and 2002, respectively. The Company had expenses for other postretirement benefit plans of $120,000, $111,000 and $75,000 for 2004, 2003 and 2002, respectively.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Contributions under the plan expensed in 2004, 2003 and 2002 were $435,000, $470,000 and $450,000, respectively.

Note 11. Transactions with Related Parties

In 2004, the Company declared and paid dividends to PMA Capital of $2.0 million. In 2002, the Company declared and paid dividends to PMACIC, its then parent, of $2.0 million.

During 2003 and 2002, the Company purchased $250,000 and $500,000 respectively, in notes from Mid-Atlantic States Investment Company, an affiliate. These amounts are included in other assets on the balance sheets as of December 31, 2003 and 2002, respectively. The notes outstanding at December 31, 2003 and 2002 were repaid in full during 2004 and 2003, respectively.

During 2003 and 2002, the Company purchased $800,000 each year in notes from PMA Re Management Company, an affiliate. These amounts are included in other assets on the balance sheets as of December 31, 2003 and 2002, respectively. The notes outstanding at December 31, 2003 and 2002 were repaid in full during 2004 and 2003, respectively.

The Company provides management and administrative services for various affiliates. The Company also participates in an expense sharing agreement with affiliates. The Company reimburses its affiliates for actual expenses incurred on the Company’s behalf, and is reimbursed for actual expenses incurred on behalf of affiliates.

Note 12. Statutory Financial Information

These financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department (“SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles (“Codification”) guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) for the Company was $3.4 million, ($198,000) and $1.2 million for 2004, 2003, and 2002, respectively. SAP capital and surplus for the Company as of December 31, 2004 and 2003 was $54.8 million and $54.4 million, respectively.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department, which has adopted Codification as the basis of their statutory accounting practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Manufacturers Alliance Insurance Company:

We have audited the accompanying balance sheets of Manufacturers Alliance Insurance Company (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of
Manufacturers Alliance Insurance Company

In our opinion, the accompanying statements of operations, of cash flows, of shareholder’s equity and of comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Manufacturers Alliance Insurance Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003

PENNSYLVANIA MANUFACTURERS INDEMNITY COMPANY
BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $127,772; 2003 - $137,066)	$131,290	$142,502
Short-term investments	14,426	1,601
Cash	707	541
Total investments and cash	146,423	144,644

Accrued investment income	1,378	1,659
Premiums receivable (net of valuation allowance: 2004 - $1,170; 2003 - $1,397)	35,745	49,447
Prepaid reinsurance premiums	8,153	10,102
Reinsurance receivables	126,923	145,705
Deferred income taxes, net	5,800	6,058
Deferred acquisition costs	6,197	7,727
Other assets	2,104	4,551
Total assets	$332,723	$369,893

Liabilities:
Unpaid losses and loss adjustment expenses	$208,489	$227,686
Unearned premiums	39,076	53,934
Accounts payable, accrued expenses and other liabilities	11,549	15,392
Dividends to policyholders	1,195	1,696
Total liabilities	260,309	298,708

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common stock, $10 par value
(2004 and 2003 - 2,000,000 shares authorized; 460,000 shares issued and outstanding)	4,600	4,600
Additional paid-in capital	60,103	60,103
Retained earnings	5,424	2,948
Accumulated other comprehensive income	2,287	3,534
Total shareholder's equity	72,414	71,185
Total liabilities and shareholder's equity	$332,723	$369,893

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS INDEMNITY COMPANY
STATEMENTS OF OPERATIONS

(in thousands)	2004	2003	2002

Revenues:
Net premiums written	$68,435	$111,086	$79,590
Change in net unearned premiums	12,910	(6,712)	(8,402)
Net premiums earned	81,345	104,374	71,188
Net investment income	6,064	6,624	7,257
Net realized investment gains (losses)	1,907	816	(2,483)
Total revenues	89,316	111,814	75,962

Losses and Expenses:
Losses and loss adjustment expenses	61,219	81,275	53,427
Acquisition expenses	16,909	17,778	14,074
Operating expenses	5,660	7,557	4,493
Dividends to policyholders	571	40	1,444
Other expenses	512	519	513
Total losses and expenses	84,871	107,169	73,951
Income before income taxes	4,445	4,645	2,011
Income tax expense	1,969	1,891	128
Net income	$2,476	$2,754	$1,883

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$2,476	$2,754	$1,883
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Deferred income tax expense (benefit)	930	(320)	(1,535)
Net realized investment (gains) losses	(1,907)	(816)	2,483
Amortization	676	791	166
Change in:
Premiums receivable and unearned premiums, net	(1,156)	(4,547)	(2,507)
Prepaid reinsurance premiums	1,949	(383)	15,125
Reinsurance receivables	18,782	6,786	33,221
Unpaid losses and loss adjustment expenses	(19,197)	3,261	(48,780)
Deferred acquisition costs	1,530	(1,274)	(1,467)
Accounts payable, accrued expenses and other liabilities	(3,843)	3,031	833
Dividends to policyholders	(501)	(1,303)	(427)
Accrued investment income	281	(55)	(112)
Other, net	2,445	(3,792)	3,939
Net cash flows provided by operating activities	2,465	4,133	2,822

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(24,525)	(75,656)	(80,088)
Maturities and calls	8,453	20,057	15,646
Sales	26,507	43,809	47,224
Net sales of short-term investments	(12,734)	7,922	14,629
Net cash flows used in investing activities	(2,299)	(3,868)	(2,589)

Net increase in cash	166	265	233
Cash - beginning of year	541	276	43
Cash - end of year	$707	$541	$276

Supplementary cash flow information:
Income tax paid	$1,393	$2,215	$1,221

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2004	2003	2002

Common Stock	$4,600	$4,600	$4,600

Additional paid-in capital - Common stock	60,103	60,103	60,103

Retained earnings:
Balance at beginning of year	2,948	194	(1,689)
Net income	2,476	2,754	1,883
Balance at end of year	5,424	2,948	194

Accumulated other comprehensive income:
Balance at beginning of year	3,534	3,500	(137)
Other comprehensive income (loss), net of tax expense (benefit):
2004 - ($671); 2003 - $18; 2002 - $1,958	(1,247)	34	3,637
Balance at end of year	2,287	3,534	3,500

Total shareholder's equity:
Balance at beginning of year	71,185	68,397	62,877
Net income	2,476	2,754	1,883
Other comprehensive income (loss)	(1,247)	34	3,637
Balance at end of year	$72,414	$71,185	$68,397

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2004	2003	2002

Net income	$2,476	$2,754	$1,883

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	(7)	564	2,023
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit): 2004 - $667;
2003 - $286; 2002 - ($869)	(1,240)	(530)	1,614

Other comprehensive income (loss), net of tax	(1,247)	34	3,637

Comprehensive income	$1,229	$2,788	$5,520

See accompanying notes to financial statements.

Notes to Financial Statements
Note 1. Business Description

The accompanying financial statements include the accounts of Pennsylvania Manufacturers Indemnity Company (“PMIC” or the “Company”), a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”). The Company participates in an intercompany pooling arrangement (the “Pooling Agreement”) covering business written by the Company and its affiliates Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC”), the lead company and Manufacturers Alliance Insurance Company (“MAICO”) (collectively, the “Pooled Companies”). The Pooled Companies also operate under The PMA Insurance Group trade name. The Pooled Companies have an intercompany pooling agreement, under which PMAIC, MAICO and PMIC combine 100% of their written premium on all direct business and business assumed on policies written by other insurers, less reinsurance ceded, to form a pool. The pooled business, net of reinsurance, is then redistributed in accordance with the share percentages set forth in the Pooling Agreement. The Pooled Companies combine their ultimate net liability for losses and loss adjustment expenses ("LAE") incurred and other expenses incurred, except for Federal income taxes and investment expenses, and then redistribute the pooled losses and expenses according to the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. Prior to June 2004, the Pooled Companies were wholly-owned subsidiaries of PMA Capital Insurance Company (“PMACIC"), a wholly-owned insurance subsidiary of PMA Capital.

The Company’s operations are concentrated in its principal marketing territory in the eastern part of the United States. Economic trends in individual states may not be independent of one another. Also, the Company’s products are highly regulated by each state. The Company writes workers’ compensation, integrated disability and, to a lesser extent, other standard lines of commercial insurance. Approximately 87% of the Company’s business for 2004 was produced through independent agents and brokers. For many of the Company’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each state. While the Company considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have a material adverse impact on the Company’s financial condition and results of operations. In 2004, 2003 and 2002, workers’ compensation net premiums written represented 85%, 81% and 78%, respectively, of the Company’s total net premiums written.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 13% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$31,508	$616	$474	$31,650
States, political subdivisions and foreign government securities	1,504	101	8	1,597
Corporate debt securities	49,828	3,152	170	52,810
Mortgage-backed and other asset-backed securities	44,932	564	263	45,233
Total fixed maturities available for sale	127,772	4,433	915	131,290
Short-term investments	14,426	-	-	14,426
Total investments	$142,198	$4,433	$915	$145,716

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$25,996	$434	$189	$26,241
States, political subdivisions and foreign government securities	1,085	63	5	1,143
Corporate debt securities	61,769	4,653	140	66,282
Mortgage-backed and other asset-backed securities	48,216	904	284	48,836
Total fixed maturities available for sale	137,066	6,054	618	142,502
Short-term investments	1,601	-	-	1,601
Total investments	$138,667	$6,054	$618	$144,103

As of December 31, 2004, the Company’s investment asset portfolio had gross unrealized losses of $915,000. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in thousands)	Securities	Value	Cost	Loss	Amortized Cost

Less than 1 year	41	$16,415	$16,553	$(138)	99%
Greater than 1 year	13	5,185	5,285	(100)	98%
U.S. Treasury and Agency securities	27	32,494	33,171	(677)	98%
Total	81	$54,094	$55,009	$(915)	98%

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2005	$5,625	$5,611
2006-2009	32,192	32,305
2010-2014	17,867	18,366
2015 and there after	27,156	29,775
Mortgage-backed and other asset-backed securities	44,932	45,233
	$127,772	$131,290

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollar amounts in thousands)	2004	2003	2002

Fixed maturities	$6,471	$6,907	$7,038
Short-term investments	91	32	341
Other	26	45	112
	6,588	6,984	7,491
Investment expenses	(524)	(360)	(234)
	$6,064	$6,624	$7,257

Net realized investment gains (losses) consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$1,946	$867	$979
Realized losses	(39)	(51)	(3,462)
Total net realized investment gains (losses)	$1,907	$816	$(2,483)

Included in realized losses for 2002 were impairment losses of $2.4 million, primarily related to corporate bonds issued by telecommunications and energy companies, including $900,000 for WorldCom. The write-downs were measured based on public market prices and the Company's expectation of the future realizable value for the security at the time when the company determined the decline in value was other than temporary. Also included in realized losses for 2002 were $504,000 on sales of securities where the Company reduced and/or eliminated the Company’s positions in certain issuers due to credit concerns.

On December 31, 2004, the Company had securities with a total amortized cost of $6.1 million and fair value of $6.2 million on deposit with various governmental authorities, as required by law. The securities on deposit are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2004	2003	2002

Balance at January 1	$227,686	$224,425	$273,205
Less: reinsurance recoverable on unpaid losses and LAE	145,705	152,491	185,712
Net balance at January 1	81,981	71,934	87,493
Losses and LAE incurred, net:
Current year, net of discount	59,663	70,878	52,520
Prior years	-	10,000	227
Accretion of prior years' discount	1,556	397	680
Total losses and LAE incurred, net	61,219	81,275	53,427
Losses and LAE paid, net:
Current year	(17,021)	(20,281)	(17,297)
Prior years	(44,613)	(50,947)	(51,689)
Total losses and LAE paid, net	(61,634)	(71,228)	(68,986)
Net balance at December 31	81,566	81,981	71,934
Reinsurance recoverable on unpaid losses and LAE	126,923	145,705	152,491
Balance at December 31	$208,489	$227,686	$224,425

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s workers’ compensation business is long-tail business. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments changes in social attitudes and economic conditions.

As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of The PMA Insurance Group’s loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, The Pooled Companies increased loss reserves for prior years by $50 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003. Under The Pooled Companies’ loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. The Company’s share of the unfavorable prior year loss development of reserves for losses and LAE for prior accident years, excluding accretion of discount, was $10 million in 2003, determined in accordance with the intercompany pooling arrangement. The Company’s share of the 2003 premium adjustments and reduced policyholder dividends were $7 million and $1.6 million, respectively, also determined in accordance with the intercompany pooling arrangement, resulting in a net pre-tax charge of $1.4 million.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $57.9 million and $54.2 million, net of discount of $2.5 million and $3.6 million, respectively. The discount rate used was approximately 5% at both December 31, 2004 and 2003.

The Company’s loss reserves were stated net of salvage and subrogation of $5.5 million and $5.6 million at December 31, 2004 and 2003, respectively.

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

At December 31, 2004, 2003 and 2002, gross and net reserves for asbestos-related losses were $2.6 million, $3.4 million and $5.0 million, respectively. Of the net asbestos reserves, approximately $2.1 million, $3.0 million and $4.6 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, gross and net reserves for environmental-related losses were $1.1 million, $1.5 million, and $2.7 million, respectively. Of the net environmental reserves, approximately $520,000, $655,000 and $1.6 million related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2004	2003	2002

Written premiums:
Direct	$20,248	$33,615	$26,713
Assumed	68,435	111,086	79,590
Ceded	(20,248)	(33,615)	(26,713)
Net	$68,435	$111,086	$79,590
Earned premiums:
Direct	$22,197	$33,232	$40,138
Assumed	81,345	104,374	71,188
Ceded	(22,197)	(33,232)	(40,138)
Net	$81,345	$104,374	$71,188
Losses and LAE:
Direct	$30,024	$56,937	$55,676
Assumed	61,392	81,488	53,626
Ceded	(30,197)	(57,150)	(55,875)
Net	$61,219	$81,275	$53,427

Pursuant to the Pooling Agreement, the Company cedes 100% of its direct written premium to PMAIC, the lead company in the pool. PMAIC purchases reinsurance from unaffiliated reinsurers. Cessions to unaffiliated reinsurers are made subsequent to the assumption of pooled business by PMAIC. All pool members are parties to the pool’s ceded reinsurance treaties. PMAIC cedes, and the Company assumes, 20% of the combined net written premium of the Pooled Companies.

Note 6. Commitments and Contingencies

Total rent expense was $630,000, $577,000 and $485,000 for 2004, 2003 and 2002, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2004 and 2003, the Company had recorded liabilities of $1.3 million and $1.5 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

Note 7. Shareholder’s Equity

The Company has 2,000,000 shares of Common stock, $10 par value per share authorized, of which 460,000 shares were issued and outstanding as of December 31, 2004 and 2003. The Company’s ability to pay dividends to PMA Capital is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, the Company was wholly-owned by PMACIC. In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital.

The Company did not pay any dividends in 2004, 2003 or 2002. The Company may not pay dividends during 2005 without the prior approval of the Pennsylvania Insurance Department.

Note 8. Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. Certain financial instruments, specifically amounts relating to insurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the Federal income tax expense are:

(dollar amounts in thousands)	2004	2003	2002
Current	$1,039	$2,211	$1,663
Deferred	930	(320)	(1,535)
Income tax expense	$1,969	$1,891	$128

A reconciliation between the total income tax expense and the amounts computed at the statutory Federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2004	2003	2002

Federal income tax at the statutory rate	$1,556	$1,625	$704
Increase/(decrease) in taxes resulting from:
Affiliate reinsurance	446	525	-
Reversal of income tax accruals	(19)	(279)	(668)
Other	(14)	20	92
Income tax expense	$1,969	$1,891	$128

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2004	2003
Unearned premiums	$2,164	$3,068
Discounting of unpaid losses and LAE	2,064	2,630
Postretirement benefit obligation	1,731	1,418
Affiliate reinsurance	1,322	1,463
Allowance for uncollectible accounts	1,008	1,086
Guaranty funds and other assessments	686	513
Other	515	897

Gross deferred tax assets	9,490	11,075

Deferred acquisition costs	(2,170)	(2,704)
Unrealized appreciation of investments	(1,231)	(1,903)
Other	(289)	(410)

Gross deferred tax liabilities	(3,690)	(5,017)

Net deferred tax assets	$5,800	$6,058

Management believes that it is more likely than not that the benefit of its net deferred tax asset will be fully realized.

The Company and its affiliates have a written Federal income tax agreement approved by the Board of Directors. Under this agreement, income tax expense is allocated to each entity, including the Company, on a separate return basis. For tax years beginning on or after January 1, 2002, the agreement was amended to give loss companies (entities, that on a separate return basis, reflect a net operating loss (“NOL”) credit for current NOLs at the time and to the extent that the loss company would have been able to utilize such NOL on a stand-alone basis against post-2001 taxable income. Intercompany tax balances are settled on a quarterly basis.

The Company’s Federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS. In 2003 and 2002, the Company reversed $279,000 and $668,000, respectively, of certain tax contingency reserves recorded in prior years, due primarily to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

See Note 13 to the PMA Capital Consolidated Financial Statements for a description of employee retirement, postretirement and postemployment benefits sponsored by PMA Capital. The Company has no legal obligation for benefits under these plans. The Company had net expenses for the qualified and non-qualified defined benefit pension plans of $775,000, $655,000 and $398,000 for 2004, 2003 and 2002, respectively. The Company had expenses for other postretirement benefit plans of $120,000, $111,000 and $75,000 for 2004, 2003 and 2002, respectively.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Contributions under the plan expensed in 2004, 2003 and 2002 were $435,000, $470,000 and $450,000, respectively.

Note 11. Transactions with Related Parties

During 2003 and 2002, the Company purchased $250,000 and $500,000 respectively, in notes from Mid-Atlantic States Investment Company, an affiliate. These amounts are included in other assets on the balance sheets as of December 31, 2003 and 2002, respectively. The notes outstanding at December 31, 2003 and 2002 were repaid in full during 2004 and 2003, respectively.

During 2003 and 2002, the Company purchased $800,000 each year in notes from PMA Re Management Company, an affiliate. These amounts are included in other assets on the balance sheets as of December 31, 2003 and 2002, respectively. The notes outstanding at December 31, 2003 and 2002 were repaid in full during 2004 and 2003, respectively.

The Company provides management and administrative services for various affiliates. The Company also participates in an expense sharing agreement with affiliates. The Company reimburses its affiliates for actual expenses incurred on the Company’s behalf, and is reimbursed for actual expenses incurred on behalf of affiliates.

Note 12. Statutory Financial Information

These financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department ("SAP"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners ("NAIC") publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles ("Codification") guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) for the Company was $4.6 million, $741,000 and ($251,000) for 2004, 2003, and 2002, respectively. SAP capital and surplus for the Company as of December 31, 2004 and 2003 was $61.4 million and $57.7 million, respectively.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department, which has adopted Codification as the basis of their statutory accounting practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Pennsylvania Manufacturers Indemnity Company:

We have audited the accompanying balance sheets of Pennsylvania Manufacturers Indemnity Company (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of
Pennsylvania Manufacturers Indemnity Company

In our opinion, the accompanying statements of operations, of cash flows, of shareholder’s equity and of comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Pennsylvania Manufacturers Indemnity Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2004	2003

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2004 - $605,230; 2003 - $1,040,556)	$604,900	$1,059,946
Affiliated preferred stock	-	8,000
Short-term investments	45,983	90,993
Short-term investments, loaned securities collateral	-	6,293
Cash	5,980	12,301
Total investments and cash	656,863	1,177,533

Accrued investment income	8,050	12,390
Premiums receivable (net of valuation allowance: 2004 - $200; 2003 - $200)	20,219	111,100
Reinsurance receivables (net of valuation allowance: 2004 - $1,261; 2003 - $1,261)	505,570	627,689
Deferred income taxes, net	16,239	37,945
Deferred acquisition costs	442	45,340
Funds held by reinsureds	113,601	115,481
Receivables from affiliates	23,276	39,286
Other assets	40,931	151,664
Assets of discontinued operations	-	1,966,299
Total assets	$1,385,191	$4,284,727

Liabilities:
Unpaid losses and loss adjustment expenses	$941,376	$1,369,381
Unearned premiums	2,005	176,446
Accounts payable, accrued expenses and other liabilities	19,687	104,653
Funds held under reinsurance treaties	192,821	375,351
Payable under securities loan agreements	22	6,284
Liabilities of discontinued operations	-	1,600,209
Total liabilities	1,155,911	3,632,324

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common stock, $10 par value, 2,000,000 shares authorized and 500,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	193,625	540,240
Retained earnings	29,898	75,355
Accumulated other comprehensive income	757	31,808
Total shareholder's equity	229,280	652,403
Total liabilities and shareholder's equity	$1,385,191	$4,284,727

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	2004	2003	2002

Revenues:
Net premiums written	$(67,737)	$495,116	$652,728
Change in net unearned premiums	152,427	39,472	(71,975)
Net premiums earned	84,690	534,588	580,753
Net investment income	16,570	31,656	52,273
Net realized investment gains	4,381	6,572	1,932
Other revenues	-	2,500	-
Total revenues	105,641	575,316	634,958

Losses and Expenses:
Losses and loss adjustment expenses	70,383	467,409	495,410
Acquisition expenses	27,858	157,446	149,600
Operating expenses	17,665	21,091	28,133
Dividends to policyholders	994	343	369
Total losses and expenses	116,900	646,289	673,512
Loss before income taxes and income of discontinued operations	(11,259)	(70,973)	(38,554)
Income tax expense (benefit)	30,126	418	(15,657)
Loss before income of discontinued operations	(41,385)	(71,391)	(22,897)
Income from discontinued operations, net of tax expense:
2004- $4,800; 2003- $8,643; 2002- $348	5,654	16,808	12,947
Net loss	$(35,731)	$(54,583)	$(9,950)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002

Cash flows from operating activities:
Net loss	$(35,731)	$(54,583)	$(9,950)
Less: Income from discontinued operations	5,654	16,808	12,947
Loss before income from discontinued operations	(41,385)	(71,391)	(22,897)
Adjustments to reconcile loss before income from discontinued operations to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	30,126	418	(15,657)
Net realized investment gains	(4,381)	(6,572)	(1,932)
Change in:
Premiums receivable and unearned premiums, net	(83,560)	18,230	(21,498)
Reinsurance receivables	122,119	(22,986)	65,226
Unpaid losses and loss adjustment expenses	(428,005)	52,566	174,499
Funds held by reinsureds	1,880	35,907	(12,332)
Funds held under reinsurance treaties	(182,530)	89,970	(17,949)
Accrued investment income	4,340	(2,171)	2,022
Deferred acquisition costs	44,898	11,616	(17,538)
Other assets	31,485	34,075	(96,695)
Accounts payable, accrued expenses and other liabilities	(84,193)	10,239	11,386
Depreciation and amortization	11,994	13,607	5,199
Discontinued operations	-	31,289	16,871
Net cash flows provided by (used in) operating activities	(577,212)	194,797	68,705

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(296,867)	(649,909)	(674,947)
Maturities or calls	153,161	190,419	169,507
Sales	616,649	200,388	447,256
Net sale of short-term investments	42,600	95,153	31,862
Sales (purchases) of other assets	31,818	-	(13,786)
Redemption of affiliated preferred stock	8,000	-	-
Other, net	(478)	6,994	(21,925)
Discontinued operations	-	(33,598)	(25,551)
Net cash flows provided by (used in) investing activities	554,883	(190,553)	(87,584)

Cash flows from financing activities:
Dividends paid to shareholder	-	(24,000)	(28,000)
Capital contribution received	-	-	10,000
Change in receivables from affiliates	16,008	5,805	43,141
Discontinued operations	(12,751)	(2,742)	15,909
Net cash flows provided by (used in) financing activities	3,257	(20,937)	41,050

Net increase (decrease) in cash	(19,072)	(16,693)	22,171
Cash - beginning of year	25,052	41,745	19,574
Cash - end of year (a)	$5,980	$25,052	$41,745

Supplementary cash flow information:
Income tax refunded (paid)	$-	$4,700	$(7,020)

(a) Included cash from discontinued operations of $12.8 million and $17.8 million at December 31, 2003 and 2002, respectively

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2004	2003	2002

Common Stock	$5,000	$5,000	$5,000

Additional paid in capital:
Balance at beginning of year	540,240	540,240	530,240
Dividend of discontinued operations	(346,615)	-	-
Capital contribution	-	-	10,000
Balance at end of year	193,625	540,240	540,240

Retained earnings:
Balance at beginning of year	75,355	153,938	191,888
Net loss	(35,731)	(54,583)	(9,950)
Dividends declared	-	(24,000)	(28,000)
Dividend of discontinued operations	(9,726)	-	-
Balance at end of year	29,898	75,355	153,938

Accumulated other comprehensive income:
Balance at beginning of year	31,808	26,536	5,657
Other comprehensive income (loss), net of tax expense (benefit):
2004 - ($14,996); 2003 - $2,839; 2002 - $11,243	(27,849)	5,272	20,879
Dividend of discontinued operations	(3,202)	-	-
Balance at end of year	757	31,808	26,536

Total shareholder's equity:
Balance at beginning of year	652,403	725,714	732,785
Net loss	(35,731)	(54,583)	(9,950)
Dividends declared	-	(24,000)	(28,000)
Dividend of discontinued operations	(359,543)	-	-
Capital contribution	-	-	10,000
Other comprehensive income (loss)	(27,849)	5,272	20,879
Balance at end of year	$229,280	$652,403	$725,714

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2004	2003	2002

Net loss	$(35,731)	$(54,583)	$(9,950)

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	(21,986)	6,985	20,768
Less: reclassification adjustment for gains included in net
loss, net of tax expense: 2004 - $1,533; 2003 - $2,300; 2002 - $676	(2,848)	(4,272)	(1,256)
Total unrealized gains (losses) on securities	(24,834)	2,713	19,512

Foreign currency translation gains (losses), net of tax expense (benefit):
2004 - ($1,623); 2003 - $1,378; 2002 - $736	(3,015)	2,559	1,367
Other comprehensive income (loss), net of tax	(27,849)	5,272	20,879

Comprehensive income (loss)	$(63,580)	$(49,311)	$10,929

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Business Description and Basis of Presentation

The accompanying consolidated financial statements include the accounts of PMA Capital Insurance Company and its subsidiaries (collectively referred to as “PMA Capital Insurance Company” or the “Company”). The subsidiaries include the accounts of Caliber One Indemnity Company (“Caliber One”), PMA Holdings Ltd. (“PMAH Bermuda”) and Pennsylvania Manufacturers’ International Insurance Ltd. (“PMII”), a wholly owned subsidiary of PMAH Bermuda. The Company is a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”).

Prior to June 2004, the Company also owned Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC”), Manufacturers Alliance Insurance Company (“MAICO”) and Pennsylvania Manufacturers Indemnity Company (“PMIC”), which comprise The PMA Insurance Group, or the "Pooled Companies". In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly owned subsidiaries of PMA Capital. As a result of this change in ownership, the financial information for the Pooled Companies is presented in the financial statements as Discontinued Operations. See the Financial Statements of each of the Pooled Companies for disclosure of the significant classes of assets and liabilities. In its Order approving the transfer of all of the common stock of the Pooled Companies from the Company to PMA Capital, the Pennsylvania Insurance Department prohibited the Company from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital and restricted such payments in 2006. See Note 7 for additional information.

The Company formerly offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. In November 2003, the Company decided to withdraw from the reinsurance business. In May 2002, the Company withdrew from its former excess and surplus lines business served by Caliber One. In January 2003, in connection with the Company’s decision to exit the excess and surplus lines marketplace, the Company sold the capital stock of Caliber One for gross proceeds of approximately $31 million, resulting in a pre-tax gain of $2.5 million, which is included in other revenues in the Statement of Operations.

PMAH Bermuda, a holding company which conducts business through its subsidiary PMII, offers alternative risk funding programs to various insureds.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 9% of invested assets at December 31, 2004. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$151,778	$795	$1,224	$151,349
States, political subdivisions and foreign government securities	8,547	21	52	8,516
Corporate debt securities	197,551	3,903	1,168	200,286
Mortgage-backed and other asset-backed securities	247,354	2,741	5,346	244,749
Total fixed maturities available for sale	605,230	7,460	7,790	604,900
Short-term investments	45,983	-	-	45,983
Total investments	$651,213	$7,460	$7,790	$650,883

December 31, 2003
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$198,460	$2,123	$669	$199,914
States, political subdivisions and foreign government securities	4,566	44	57	4,553
Corporate debt securities	467,573	13,824	1,471	479,926
Mortgage-backed and other asset-backed securities	369,957	12,385	6,789	375,553
Total fixed maturities available for sale	1,040,556	28,376	8,986	1,059,946
Affiliated preferred stock	8,000	-	-	8,000
Short-term investments	97,286	-	-	97,286
Total investments	$1,145,842	$28,376	$8,986	$1,165,232

As of December 31, 2004, the Company’s investment asset portfolio had gross unrealized losses of $7.8 million. For securities that were in an unrealized loss position at December 31, 2004, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollars amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 1 year	143	$155.8	$157.1	$(1.3)	99%
Greater than 1 year	52	64.9	70.1	(5.2)	93%
U.S. Treasury and Agency securities	43	114.6	115.9	(1.3)	99%
Total	238	$335.3	$343.1	$(7.8)	98%

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2005	$65,754	$65,658
2006-2009	162,110	161,389
2010-2014	107,745	109,119
2015 and thereafter	22,267	23,985
Mortgage-backed and other asset-backed securities	247,354	244,749
	$605,230	$604,900

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollars amounts in thousands)	2004	2003	2002

Fixed maturities	$31,555	$40,170	$47,910
Short-term investments	1,637	1,933	3,864
Other	925	1,228	2,363
Total investment income	34,117	43,331	54,137
Investment expenses	(1,443)	(1,523)	(1,339)
Interest on funds held for retrocessional agreements	(15,836)	(17,958)	(16,706)
Interest on deposit accounting	(2,294)	3,810	1,309
Other interest on funds held, net	2,026	3,996	14,872
Net investment income	$16,570	$31,656	$52,273

Net realized investment gains consist of the following:

(dollar amounts in thousands)	2004	2003	2002

Realized gains	$13,712	$11,321	$23,036
Realized losses	(4,434)	(4,749)	(21,104)
Foreign exchange loss	(4,897)	-	-
Total net realized investment gains	$4,381	$6,572	$1,932

Included in realized losses for 2004, 2003 and 2002 were impairment losses of $333,000, $2.6 million and $13.7 million, respectively. The impairment loss for 2004 related to one asset-backed security. The impairment losses for 2003 primarily related to securities issued by airline companies and an asset-backed security. In 2002, the impairment losses are primarily related to corporate bonds issued by telecommunications and energy companies, including $8.7 million for WorldCom. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

At December 31, 2003, the Company had $6.3 million of collateral related to securities on loan, substantially all of which was cash received and subsequently reinvested in short-term investments.

On December 31, 2004, the Company had securities with a total amortized cost of $10.0 million and fair value of $10.5 million on deposit with various governmental authorities, as required by law. In addition, the Company had securities with a total amortized cost of $27.8 million and fair value of $28.2 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Company. Securities with a total amortized cost and fair value of $7.0 million were held in trust to support the Company’s participation in the underwriting capacity of a Lloyd’s of London syndicate. There were also securities with a total amortized cost and fair value of $4.0 million pledged as collateral for letters of credit issued on behalf of the Company. The securities held in trust, on deposit or pledged as collateral are included in fixed maturities and short-term investments on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2004	2003	2002

Balance at January 1	$1,369,381	$1,316,815	$1,261,589
Less: reinsurance recoverable on unpaid losses and LAE	624,204	587,081	655,824
Net balance at January 1	745,177	729,734	605,765
Losses and LAE incurred, net:
Current year, net of discount	82,877	299,168	341,377
Prior years	(12,809)	168,028	153,204
Accretion of prior years' discount	315	213	829
Total losses and LAE incurred, net	70,383	467,409	495,410
Losses and LAE paid, net:
Current year	(36,827)	(83,899)	(50,946)
Prior years	(353,024)	(368,067)	(295,495)
Total losses and LAE paid, net	(389,851)	(451,966)	(346,441)
Reserves transferred	-	-	(25,000)
Net balance at December 31	425,709	745,177	729,734
Reinsurance recoverable on unpaid losses and LAE	515,667	624,204	587,081
Balance at December 31	$941,376	$1,369,381	$1,316,815

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

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts occurring in 2004. The commutations and novations did not have a material effect on the Company’s results of operations for 2004.

(dollar amounts in thousands)	2004
Assets:
Reinsurance receivables	$(63,662)
Funds held by reinsureds	(31,330)
Other assets	(70,537)

Liabilities:
Unpaid losses and loss adjustment expenses	$(202,667)
Unearned premiums	(26,596)
Other liabilities	(70,228)
Funds held under reinsurance treaties	(82,095)

During 2004, the favorable prior year loss development related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by net premiums earned and acquisition expenses.

During 2003, the Company increased its net loss reserves for prior accident years by $168.0 million, including $150 million during the third quarter. The third quarter 2003 reserve charge related to higher than expected underwriting losses, primarily from casualty business written in accident years 1997 through 2000. Approximately 75% of the charge was related to general liability business written from 1997 to 2000 with substantially all of the remainder of the charge from the commercial automobile line written during those same years. During the third quarter, the Company’s actuaries conducted their periodic comprehensive reserve review. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of reinsurance business written. The information derived during this review indicated that a large portion of the change in expected loss development was due to increasing loss trends emerging in calendar year 2003 for prior accident years. This increase in 2003 loss trends caused management to determine that the reserve levels, primarily for accident years 1997 to 2000, needed to be increased by $150 million. An independent actuarial firm also conducted a comprehensive review of the Company’s Traditional-Treaty, Specialty-Treaty and Facultative reinsurance loss reserves, and concluded that those carried loss reserves were reasonable at September 30, 2003.

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

During 2002, the Company recorded net unfavorable prior year loss development of $153 million ($101 million for reinsurance and $52 million for excess and surplus lines). During 2002, company actuaries conducted reserve reviews to determine the impact of any emerging data on anticipated loss development trends and recorded unpaid losses and LAE reserves. Based on the actuarial work performed, which included analyzing recent trends in the levels of the reported and paid claims, an updated selection of actuarially determined loss reserve estimates was developed by accident year for each major line of business. Management’s selection of the ultimate losses resulting from their reviews indicated that net loss reserves for the excess and surplus lines business for prior accident years, mainly 1999 and 2000, needed to be increased by $52 million. This unfavorable prior year development reflects the impact of higher than expected claim severity and, to a lesser extent, frequency, that emerged in 2002 on casualty lines of business, primarily professional liability policies for the nursing homes class of business; general liability, including policies covering contractors’ liability for construction defects; and commercial automobile, mainly for accident years 1999 and 2000.

During 2002, the Company also recorded unfavorable prior year development of $101 million for the reinsurance business. During the fourth quarter, the Company’s actuaries observed a higher than expected increase in the frequency and, to a lesser extent, severity of reported claims by ceding companies. Management’s selection of the ultimate losses indicated that net loss and LAE reserves for prior accident years needed to be increased by approximately $58 million in the fourth quarter of 2002, primarily for excess of loss and pro rata general liability occurrence contracts and, to a lesser extent, excess of loss general liability claims-made contracts, from accident years 1998, 1999 and 2000.

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

Reserves transferred in 2002 reflect the assumption of losses by a third party through an affiliated reinsurer. Cash and short-term investments of $25 million were transferred to support the payment of the transferred reserves.

Unpaid losses for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2004 and 2003 were $7.5 million and $36.5 million, respectively.

The Company’s loss reserves were stated net of salvage and subrogation of $3.1 million and $5.2 million at December 31, 2004 and 2003, respectively.

On December 6, 2004, the New York jury in the trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. The Company considers the jury's verdict to be contrary to the terms of the insurance coverage in force and to the intent of the parties involved. Because the litigation is ongoing and the appraisal and valuation process is pending, the ultimate resolution of this issue cannot be determined at this time. The Company estimates that it could be required to incur a charge of up to $5 million pre-tax if it is ultimately determined that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain of its ceding companies and if as a result of this determination, additional losses are incurred by its ceding companies.

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

At December 31, 2004, 2003 and 2002, gross reserves for asbestos-related losses were $4.5 million, $4.0 million and $3.9 million, respectively ($900,000, net of reinsurance). Of the net asbestos reserves, approximately $38,000 related to IBNR losses at December 31, 2004, 2003 and 2002.

At December 31, 2004, 2003 and 2002, gross reserves for environmental-related losses were $1.3 million, $1.4 million and $1.1 million, respectively ($900,000, $1.2 million and $600,000, net of reinsurance, respectively). Of the net environmental reserves, approximately $373,000, $373,000, and $47,500 related to IBNR losses at December 31, 2004, 2003 and 2002, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2004	2003	2002

Written premiums:
Direct	$43	$1,125	$105,308
Assumed	(64,244)	756,984	782,283
Ceded	(3,536)	(262,993)	(234,863)
Net	$(67,737)	$495,116	$652,728
Earned premiums:
Direct	$113	$21,223	$141,677
Assumed	110,144	771,448	694,075
Ceded	(25,567)	(258,083)	(254,999)
Net	$84,690	$534,588	$580,753
Losses and LAE:
Direct	$1,034	$(21,742)	$138,149
Assumed	57,851	651,116	519,856
Ceded	11,498	(161,965)	(162,595)
Net	$70,383	$467,409	$495,410

The Company maintains reinsurance agreements with High Mountain Reinsurance, Ltd. (“High Mountain”), a wholly owned subsidiary of Mid-Atlantic States Investment Company (“MASIC”), which is a wholly owned subsidiary of PMA Capital. See Note 12 for income statement impacts of these agreements.

In 2004, the Company purchased reinsurance covering potential adverse loss development of its loss and LAE reserves. Under the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. In addition, the contract requires additional premiums of $2.5 million if it is not commuted by December 2007. At December 31, 2004, the Company has $105 million of available coverage under this agreement for future adverse loss development.

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

At December 31, 2004, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder’s equity:

(dollar amounts in thousands)	Reinsurance Recievables	Collateral

Swiss Reinsurance America Corporation	$139,284	$27,087
St. Paul and Affiliates(1)	98,177	79,709
London Life and General Reinsurance Company	24,693	24,693
Federal Insurance Company	19,804	222
Essex Insurance Company	14,597	-

(1)	Includes United States Fidelity & Guaranty Insurance Company ($68.5 million) and Mountain Ridge Insurance Company ($24.6 million), other affiliated entities ($5.1 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2004 and 2003, the Company’s reinsurance receivables of $505.6 million and $627.7 million were supported by $263.6 million and $470.8 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2004, approximately 96% were recoverable from reinsurers rated “A-” or better by A.M. Best.

In January 2002, the Company supplemented its in-force reinsurance programs by entering into a retroactive reinsurance contract with PMA Insurance SPC, Cayman (“SPC Cayman”), a wholly owned subsidiary of MASIC, which is a wholly owned subsidiary of PMA Capital. This contract provides coverage for adverse loss development on certain lines of business for accident years prior to 1995, and provides coverage of up to $50 million in losses in return for $25 million of funding. Under the terms of the contract, the Company’s losses and LAE ceded to Trabaja for accident years 1996 through 2001 are recoverable as they are incurred. In 2002, the Company recognized a benefit of $25 million for losses ceded to this reinsurance contract. Any future cession of losses under this contract may require the Company to cede additional premiums of 40% of ceded losses depending on the level of such losses.

Note 6. Commitments and Contingencies

The Company leases certain office space and office equipment such as computers under noncancelable operating leases. Future minimum operating lease obligations as of December 31, 2004 are as follows:

(dollar amounts in thousands)	Office space (1)	Office equipment	Total operating leases

2005	$631	$125	$756
2006	461	110	571
2007	603	98	701
2008	587	66	653
2009	556	-	556
2010 and thereafter	1,396	-	1,396
	$4,234	$399	$4,633

(1)	Net of sublease rentals of $1.5 million in 2005 and 2006, $1.6 million in 2007, 2008 and 2009, and $7.8 million in 2010 and thereafter, respectively.

Total rent expense incurred under operating leases was $1.3 million, $1.1 million and $1.7 million for 2004, 2003 and 2002, respectively.

Until December 31, 2003, PMA Capital had an executive loan program, through which a financial institution provided personal demand loans to PMA Capital’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in 2004, and in consideration of the Company forgiving $159,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of that agreement. The loan of the other former officer in the outstanding principal amount of $185,000 is fully secured and is due on April 30, 2005. The Company is accruing interest on this loan, which is included in other assets on the Balance Sheet, at a rate of 4.5% as of December 31, 2004.

See Note 4 for information regarding losses related to the September 11, 2001 attack on the World Trade Center.

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

Note 7. Shareholder’s Equity

The Company had 500,000 shares of common stock outstanding as of December 31, 2004, 2003 and 2002.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of the Company, to become direct, wholly owned subsidiaries of PMA Capital. However, in its Order approving the transfer of the Pooled Companies from the Company to PMA Capital, the Pennsylvania Insurance Department prohibited the Company from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital. In 2006, the Company may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, the Company’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. In 2007 and beyond, the Company may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law.

In 2003 and 2002, respectively, the Company declared and paid cash dividends of $24.0 million and $28.0 million to PMA Capital.

In October 2002, PMA Capital made a $10 million capital contribution to the Company in the form of cash.

Note 8. Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities based upon quoted market prices or by obtaining quotes from dealers. For other financial instruments, the carrying values approximate their fair values. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the Federal income tax expense (benefit) are:

(dollar amounts in thousands)	2004	2003	2002

Current	$-	$-	$-
Deferred	30,126	418	(15,657)
Income tax expense (benefit)	$30,126	$418	$(15,657)

A reconciliation between the total income tax expense (benefit) and the amounts computed at the statutory Federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2004	2003	2002

Federal income tax at the statutory rate	$(3,941)	$(24,841)	$(13,494)
Affiliate reinsurance	6,538	1,149	(6,043)
Affiliate dividends	(183)	(194)	(190)
Change in valuation allowance	29,000	25,000	-
Change in income tax accruals	(1,815)	(305)	1,691
Other	527	(391)	2,379
Income tax expense (benefit)	$30,126	$418	$(15,657)

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2004	2003
Net operating loss	$45,376	$38,765
Discounting of unpaid losses and LAE	31,017	48,472
Unearned premiums	127	10,796
Postretirement benefit obligation	1,231	994
Allowance for uncollectible accounts	597	597
Reinsurance recoverables	1,569	1,726
Depreciation	925	758
Other	458	323
Gross deferred tax assets	81,300	102,431
Valuation allowance	(54,000)	(25,000)
Deferred tax assets, net of valuation allowance	27,300	77,431
Deferred acquisition costs	(155)	(15,868)
Losses of foreign reinsurance affiliates	-	(1,815)
Unrealized appreciation of investments	-	(6,786)
Affiliate reinsurance	(7,797)	(8,427)
Deposit accounting	-	(1,324)
Foreign exchange translation	(449)	(1,973)
Other	(2,660)	(3,293)
Gross deferred tax liabilities	(11,061)	(39,486)
Net deferred tax assets	$16,239	$37,945

At December 31, 2004, the Company had a net operating loss ("NOL") carryforward of $129.6 million, which will expire in years 2022 through 2024. The NOL carryforward, which produces a gross deferred tax asset of $45.4 million, will be applied to reduce future taxable income of the Company.

In 2003, the Company established a valuation allowance in the amount of $25 million. This was based upon management’s assessment that it was more likely than not that the gross deferred tax asset related to the NOL carryforward and a portion of deductible temporary differences would not be realized. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Factors considered by management in this reassessment included recent losses, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company determined it was necessary to increase the valuation allowance by $29 million.

The valuation allowance of $54 million reserves against the gross deferred tax asset related to the NOL carryforward and a portion of deductible temporary differences for which it is more likely than not that the corresponding tax benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company and its affiliates have a written federal income tax allocation agreement approved by the Board of Directors. Under this agreement, income tax expense is allocated to each entity on a separate return basis. For tax years beginning on or after January 1, 2002, the agreement was amended to give loss companies (entities, that on a separate return basis, reflect a NOL) credit for NOL's current at the time and to the extent that the loss company would have been able to utilize such NOL on a stand-alone basis, against post-2001 taxable income. Intercompany tax balances are generally settled on a quarterly basis.

The Company's Federal income tax returns are subject to audit by the Internal Revenue Service ("IRS"). No tax years are currently under audit by the IRS. In 2004, the Company reversed $1.8 million of certain tax contingency reserves recorded in prior years, due in part to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

See Note 13 to the PMA Capital Consolidated Financial Statements for a description of employee retirement, postretirement and postemployment benefits sponsored by PMA Capital.

The Company has no legal obligation for benefits under these plans. The Company had expenses for the qualified and non-qualified pension plans of $728,000, $926,000 and $853,000 for 2004, 2003 and 2002, respectively. The Company had expenses for other postretirement benefit plans of $112,000, $152,000 and $161,000 for 2004, 2003 and 2002, respectively.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored and administered by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Contributions under the plan expensed in 2004, 2003 and 2002 were $296,000, $749,000 and $971,000, respectively.

Note 11. Exit Costs

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Capital Insurance Company.

As a result of this decision, results for 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 80 employees have been terminated in accordance with the Company’s exit plan. Approximately 60 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Company recorded expenses of $1.7 million, which include retention bonuses and severance, for 2004, and expects to record expenses of approximately $1.3 million for 2005. Employee termination benefits and retention bonuses of $3.3 million have been paid in accordance with this plan, including $450,000 in 2003. Additionally, in 2004 the Company paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

In May of 2002, the Company announced its decision to exit the excess and surplus insurance lines marketplace served by Caliber One. To service the run-off of policies that had been written by Caliber One, the Company entered into various insurance arrangements to ensure all obligations to policyholders would be met. These arrangements were reviewed and approved by both the Pennsylvania and Delaware Departments of Insurance. Accordingly, the Company commuted previous reinsurance agreements that had been in place with Caliber One and then entered into an Assumption Reinsurance and Assignment Agreement with Caliber One, whereby the Company assumed all assets and liabilities of Caliber One. The Company then entered into reinsurance agreements with Yardley Settlement Insurance Company (Cayman), Ltd. (“Yardley”) and Newtown Settlement Insurance Company (Cayman), Ltd. (“Newtown”), Cayman Islands based unconsolidated affiliates of the Company. Under these reinsurance agreements, Yardley and Newtown assumed 100% of the net losses not ceded under any of Caliber One’s previously negotiated reinsurance coverages that the Company assumed from Caliber One. Under the terms of the reinsurance agreements, the Company did not transfer significant underwriting risk. Accordingly, the Company accounted for the reinsurance agreements using deposit accounting. On November 1, 2004 the Company commuted the reinsurance agreements with Yardley and Newtown. As a result of the commutation, the Company increased net liabilities by $39.1 million and received $33.9 million in assets, including $32.2 million in fixed maturities and cash.

As a result of the decision to exit from and run off this business, 2002 results included a charge of $11 million pre-tax. Components of the charge include approximately $10 million to write-down assets to their estimated net realizable value, including a non-cash charge of approximately $1.3 million for goodwill. In addition, the $11 million pre-tax charge includes expenses associated with the recognition of liabilities of approximately $1 million. The charge was included in operating expenses in the Statement of Operations in 2002.

During 2003, in connection with the Company’s decision to exit the excess and surplus lines marketplace, an additional $2.5 million write-down of assets was recognized, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an updated assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for 2003.

Note 12. Transactions with Related Parties

The Company participates in service agreements with PMA Re Management Company (“PMA Re Management”), and Caliber One Management Company Inc. (“Caliber One Management”), wholly owned subsidiaries of PMA Capital. Under the terms of these arrangements, PMA Re Management and Caliber One Management provide the Company with accounting, actuarial, administrative, claims-handling, legal, human resources and underwriting services. In return for these services, the Company agrees to reimburse PMA Re Management and Caliber One Management for all expenses attributable to the provision of such services, not to exceed actual expenses incurred. Under the terms of this agreement, the Company reimbursed PMA Re Management in the amount of $23.4 million, $35.7 million and $27.9 million during 2004, 2003 and 2002, respectively, and Caliber One Management in the amount of $2.4 million, $3.6 million and $13.5 million during 2004, 2003 and 2002, respectively. The Company owed PMA Re Management approximately $820,000, $544,000 and $651,000 as of December 31, 2004, 2003 and 2002, respectively.

During 2002, the Company entered into reinsurance agreements with Yardley and Newtown, Cayman Islands based affiliates of the Company. The Company accounted for these reinsurance agreements using deposit accounting. See Note 11 for further discussion of these agreements. As a result of these agreements, the Company had deposit assets of $42.6 million and $97.6 million as of December 31, 2003 and 2002, respectively, included within other assets on the balance sheet. The Company recorded interest expense (revenue) in the amount of $2.3 million, ($3.8) million and ($1.3) million as of December 31, 2004, 2003 and 2002, respectively, and incurred $1.5 million, $0 and $1.3 million in other expenses in 2004, 2003 and 2002, respectively.

The Company had notes receivable from affiliates in the amount of $15.8 million, $17.5 million and $19.7 million as of December 31, 2004, 2003 and 2002, respectively. These notes bear interest at a rate ranging between 2.50% and 2.96% per annum for December 31, 2004, 1.56% per annum for December 31, 2003 and 2.50% per annum for December 31, 2002. The current notes mature at various dates throughout 2005, with the final maturity date in December 2005.

The Company, PMA Capital, and certain other affiliates (the “Applicants”) were parties to a letter of credit facility. At December 31, 2003, the outstanding face amount of letters of credit issued on behalf of the Company was $12.3 million. There were no outstanding letters of credit at December 31, 2004. The letter of credit facility primarily secured reinsurance liabilities of the Company and other insurance affiliates.

The Company maintains various reinsurance agreements with High Mountain, a wholly owned subsidiary of MASIC, which is a wholly owned subsidiary of PMA Capital. Under these agreements, as of December 31, 2004, 2003 and 2002, respectively, the Company had reinsurance receivables of $91.5 million, $135.0 million, and $62.9 million, and funds held liabilities were due to High Mountain by the Company of $92.5 million, $116.3 million, and $37.4 million.

The following represents the income statement impacts during 2004, 2003 and 2002 as a result of the reinsurance agreements in place with High Mountain:

(dollars amounts in thousands)	2004	2003	2002

Ceded premium	$(1,978)	$100,444	$6,049
Ceded losses	(14,978)	99,050	10,626
Commission expense	2,821	10,111	68
Interest on funds held	5,223	4,899	(611)

The Company owned $4.0 million of preferred stock from High Mountain as of December 31, 2003 and 2002, respectively, earning interest at the rate of 6.25%. The Company recorded interest income of $250,000 for 2004, 2003 and 2002, respectively. The preferred stock was redeemed in 2004.

The Company owned $4.0 million of preferred stock from MASIC as of December 31, 2003 and 2002, respectively, earning interest at the rate of 6.8%. The Company recorded interest income of $272,000 for 2004, 2003 and 2002, respectively. The preferred stock was redeemed in 2004.

Note 13. Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices that are prescribed or permitted by the Pennsylvania Insurance Department and the Delaware Insurance Department (collectively, “SAP”). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners (“NAIC”) publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles (“Codification”) guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of reinsurance, acquisition expenses, deferred income taxes, fixed assets and investments.

SAP net income (loss) for the Company’s domestic insurance subsidiaries are $40.8 million, ($84.4) million and ($8.0) million for 2004, 2003 and 2002, respectively. SAP capital and surplus for the Company’s domestic insurance subsidiaries are $224.5 million, $500.6 million and $580.1 million as of December 31, 2004, 2003 and 2002, respectively. The Company’s 2003 and 2002 surplus included $296.8 million and $305.5 million, respectively, related to its investment in the Pooled Companies which were contributed to PMA Capital in June 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PMA Capital Insurance Company:

We have audited the accompanying consolidated balance sheets of PMA Capital Insurance Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholder’s equity, and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of
PMA Capital Insurance Company

In our opinion, the accompanying consolidated statements of operations, of cash flows, of shareholder’s equity and of comprehensive income (loss) for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of PMA Capital Insurance Company and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP
Philadelphia, PA
February 5, 2003,
except for the matter described in paragraph 2 of Note 1,
as to which the date is September 13, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: September 16, 2005	By:/s/ William E. Hitselberger
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
(2) Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also inludes the effect of eliminating intercompany transactions.

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

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

							Losses and loss adjustment expenses incurred related to
(dollars amounts in thousands)	Deferred acquisition	Unpaid losses and loss adjustment	Discount on unpaid losses and loss adjustment	Unearned	Net premiums	Net investment	Current	Prior	Acquisition	Paid losses and loss adjustment	Net premiums
Affiliation with registrant	costs	expenses	expenses(1)	premiums	earned	income	year	years (2)	expenses	expenses	written
Consolidated property-casualty
subsidiaries:

December 31, 2004	$31,426	$2,111,598	$60,787	$158,489	$518,585	$56,945	$406,828	$(40,363)	$115,225	$728,011	$301,610

December 31, 2003	$83,975	$2,541,318	$67,012	$403,708	$1,198,165	$68,923	$768,114	$218,774	$256,446	$836,383	$1,192,254

December 31, 2002	$89,222	$2,449,890	$97,849	$405,379	$991,011	$84,881	$655,395	$159,748	$216,984	$732,469	$1,104,997

(1) - Reserves discounted at approximately 5%.
(2) - Exlcudes accretion of loss reserve discount of $14,091, $11,459 and $8,515 in 2004, 2003 and 2002, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 16, 2005; such reports are included elsewhere in this From 10-K/A. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 16, 2005

Report of Independent Registered Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders
of PMA Capital Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 5, 2003, appearing in the 2004 Annual Report to Shareholders of PMA Capital Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K/A) also included an audit of the 2002 financial statement schedules incorporated by reference in this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 5, 2003

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(23)		Consents of Independent Registered Public Accounting Firms:
	23.1	Consent of Deloitte & Touche LLP	Filed herewith.
	23.2	Consent of Pricewaterhouse Coopers LLP	Filed herewith.
(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.
(32)		Section 1350 Certifications:
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA. 19422, Attn: Secretary

E-1