Form 10-Q
period 2005-09-30
PMA CAPITAL CORP
filed 2005-11-08
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

There were 31,956,983 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 28, 2005.

Part I. Financial Information
Item 1. Financial Statements
PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value
(amortized cost: 2005 - $1,182,610; 2004 - $1,283,256)	$1,184,301	$1,304,086
Short-term investments	67,636	123,746
Short-term investments, loaned securities collateral	63,751	-
Total investments	1,315,688	1,427,832

Cash	43,282	35,537
Accrued investment income	13,703	15,517
Premiums receivable (net of valuation allowance:
2005 - $8,938; 2004 - $9,349)	212,847	197,831
Reinsurance receivables (net of valuation allowance: 2005 - $9,402; 2004 - $9,002)	1,115,953	1,142,552
Deferred income taxes, net	98,568	86,501
Deferred acquisition costs	39,432	31,426
Funds held by reinsureds	153,064	142,064
Other assets	167,192	171,042
Total assets	$3,159,729	$3,250,302

Liabilities:
Unpaid losses and loss adjustment expenses	$1,966,907	$2,111,598
Unearned premiums	199,153	158,489
Long-term debt	216,808	210,784
Accounts payable, accrued expenses and other liabilities	198,441	196,744
Funds held under reinsurance treaties	96,067	121,234
Dividends to policyholders	3,931	5,977
Payable under securities loan agreements	63,758	25
Total liabilities	2,745,065	2,804,851

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value
(2005 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,956,983 outstanding;
2004 - 60,000,000 shares authorized; 34,217,945 shares issued and 31,676,851 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	188,834	213,313
Accumulated other comprehensive loss	(14,861)	(1,959)
Treasury stock, at cost (2005 - 2,260,962 shares; 2004 - 2,541,094 shares)	(39,305)	(45,573)
Unearned restricted stock compensation	(425)	(751)
Total shareholders' equity	414,664	445,451
Total liabilities and shareholders' equity	$3,159,729	$3,250,302

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Revenues:
Net premiums written	$117,471	$83,567	$311,067	$244,938
Change in net unearned premiums	(25,248)	20,643	(42,401)	183,889
Net premiums earned	92,223	104,210	268,666	428,827
Net investment income	12,648	13,238	36,902	44,803
Net realized investment gains	483	3,515	3,201	14,363
Other revenues	6,209	5,881	17,340	18,576
Total revenues	111,563	126,844	326,109	506,569

Losses and expenses:
Losses and loss adjustment expenses	68,112	80,706	225,361	310,367
Acquisition expenses	19,691	24,087	56,345	96,290
Operating expenses	17,872	18,318	54,372	68,937
Dividends to policyholders	567	805	2,831	3,180
Interest expense	4,105	2,973	12,114	8,872
Total losses and expenses	110,347	126,889	351,023	487,646

Income (loss) before income taxes	1,216	(45)	(24,914)	18,923

Income tax expense (benefit):
Current	-	(117)	-	272
Deferred	476	146	(5,120)	6,508
Total	476	29	(5,120)	6,780
Net income (loss)	$740	$(74)	$(19,794)	$12,143

Net income (loss) per share:
Basic	$0.02	$0.00	$(0.63)	$0.39
Diluted	$0.02	$0.00	$(0.63)	$0.38

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income (loss)	$(19,794)	$12,143
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense	(5,120)	6,508
Net realized investment gains	(3,201)	(14,363)
Depreciation and amortization	11,672	15,400
Change in:
Premiums receivable and unearned premiums, net	25,648	(65,473)
Reinsurance receivables	26,599	50,316
Unpaid losses and loss adjustment expenses	(144,691)	(361,418)
Funds held by reinsureds	(11,000)	12,855
Funds held under reinsurance treaties	(25,167)	(158,004)
Deferred acquisition costs	(8,006)	46,175
Accounts payable, accrued expenses and other liabilities	10,660	(54,947)
Dividends to policyholders	(2,046)	(2,055)
Accrued investment income	1,814	4,463
Other, net	(4,463)	(6,206)
Net cash flows used in operating activities	(147,095)	(514,606)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(251,978)	(393,172)
Maturities or calls	119,111	168,049
Sales	223,289	677,665
Net sales of short-term investments	55,703	48,172
Proceeds from sale of other assets sold	-	31,818
Other, net	(1,978)	1,098
Net cash flows provided by investing activities	144,147	533,630

Cash flows from financing activities:
Proceeds from debt issuance	10,000	-
Repurchases of debt	(270)	-
Debt issue costs	(256)	-
Proceeds from exercise of stock options	1,219	-
Net repayments of notes receivable from officers	-	59
Net cash flows provided by financing activities	10,693	59

Net increase in cash	7,745	19,083
Cash - beginning of period	35,537	28,963
Cash - end of period	$43,282	$48,046

Supplementary cash flow information:
Income taxes refunded	$-	$(2,592)
Interest paid	$11,701	$9,236

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$740	$(74)	$(19,794)	$12,143

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(15,800)	17,603	(10,389)	(6,697)
Less: reclassification adjustment for gains
included in net income (loss), net
of tax expense: $169 and $1,230 for three
months ended September 30, 2005 and 2004;
$1,120 and $5,027 for nine months ended
September 30, 2005 and 2004	(314)	(2,285)	(2,081)	(9,336)

Total unrealized gain (loss) on securities	(16,114)	15,318	(12,470)	(16,033)
Foreign currency translation loss, net of tax
benefit: $66 and $685 for three months ended
September 30, 2005 and 2004; $232 and $1,456 for nine
months ended September 30, 2005 and 2004	(124)	(1,273)	(432)	(2,704)

Other comprehensive income (loss), net of tax	(16,238)	14,045	(12,902)	(18,737)

Comprehensive income (loss)	$(15,498)	$13,971	$(32,696)	$(6,594)

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

A. Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2005 presentation. Prior period amounts related to expense reimbursements for certain managed care services were reclassified from Operating expenses to Other revenues on the Condensed Consolidated Statements of Operations to conform to the current year presentation.  The reclassification had no impact on net income (loss) in any period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2005	2004	2005	2004

Net income (loss)	$740	$(74)	$(19,794)	$12,143
Stock-based compensation expense already included in reported
net income (loss), net of tax	103	174	464	534
Total stock-based compensation expense determined under fair
value based method, net of tax	(429)	(347)	(1,554)	(1,163)
Pro forma net income (loss)	$414	$(247)	$(20,884)	$11,514

Net income (loss) per share:
Basic - as reported	$0.02	$-	$(0.63)	$0.39
Basic - pro forma	$0.01	$(0.01)	$(0.66)	$0.37

Diluted - as reported	$0.02	$-	$(0.63)	$0.38
Diluted - pro forma	$0.01	$(0.01)	$(0.66)	$0.36

`

C. Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In the third quarter of 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” will be finalized in the fourth quarter of 2005 and will be subject to adoption for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of this guidance will have a material impact on its financial condition or results of operations.

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

At September 30, 2005, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,966.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to September 30, 2005 whether or not these claims have been reported to the Company.

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

During the first quarter of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 for information regarding applicable reinsurance coverage.

On December 6, 2004, the New York jury in the trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. During 2005, the Company incurred and paid $1.3 million of losses as a result of this verdict. The Company considers the jury's verdict to be contrary to the terms of the insurance coverage in force and to the intent of the parties involved. Because the litigation is continuing and the appraisal and valuation process is ongoing, the ultimate resolution of this issue cannot be determined at this time. The Company estimates that it could be required to incur an additional charge of up to $4 million pre-tax at the Run-off Operations if it is ultimately determined that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain of its ceding companies and if as a result of this determination, additional losses are incurred by its ceding companies.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in Federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues.  These coverage issues in cases in which the company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage.  Therefore our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition and results of operations.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2005, the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Premiums written:
Direct	$122,151	$99,855	$321,144	$320,727
Assumed	7,955	158	25,344	(38,405)
Ceded	(12,635)	(16,446)	(35,421)	(37,384)
Net	$117,471	$83,567	$311,067	$244,938
Premiums earned:
Direct	$96,894	$106,721	$278,485	$367,091
Assumed	8,498	16,123	25,119	125,067
Ceded	(13,169)	(18,634)	(34,938)	(63,331)
Net	$92,223	$104,210	$268,666	$428,827
Losses and LAE:
Direct	$73,177	$95,086	$241,608	$299,410
Assumed	9,830	11,480	38,098	100,519
Ceded	(14,895)	(25,860)	(54,345)	(89,562)
Net	$68,112	$80,706	$225,361	$310,367

In 2004, the Company purchased reinsurance covering potential adverse prior year loss development of the loss and LAE reserves of the Run-off Operations. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss reserve development at the Run-off Operations. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $27.6 million at September 30, 2005, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in the three and nine month periods ended September 30, 2005, reduced net loss and loss adjustment expenses by $414,000 and $2.4 million, respectively. At September 30, 2005, the Run-off Operations has $75 million of available coverage under this agreement for future adverse loss development.

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at September 30, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

5.	DEBT

The components of long-term debt are as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2005	2004
6.50% Convertible Debt	$94,640	$99,140
Derivative component of 6.50% Convertible Debt	13,117	13,086
4.25% Convertible Debt	655	925
8.50% Senior Notes	57,500	57,500
Trust preferred debt	43,816	43,816
Surplus Notes	10,000	-
Unamortized debt discount	(2,920)	(3,683)
Total long-term debt	$216,808	$210,784

On September 29, 2005, the Company issued, through one of its insurance subsidiaries, $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”). The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear an annual interest rate of London InterBank Offered Rate (“LIBOR”) plus 4.5%. At September 30, 2005, the interest rate on the Surplus Notes was 8.51%. The Company used $4.9 million of the $9.7 million net proceeds to purchase, in the open market, $4.5 million principal amount of its outstanding 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”). Subsequent to September 30, 2005, the Company used the remaining proceeds from the issuance of the Surplus Notes as well as a portion of the Run-off Operations’ assets to purchase an additional $18.7 million principal amount of its 6.50% Convertible Debt.  The Company paid $25.2 million for these bond purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of September 30, 2005, the Company had recorded a liability of $4.4 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common Stock, 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt”) and 8.50% Monthly Income Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

7.	SHAREHOLDERS’ EQUITY

In March 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of 394,283 options to purchase Class A Common stock under the Company’s 2002 Equity Incentive Plan. All of these stock options were granted with an exercise price of $7.87 per share, which equaled the market value of the Class A Common stock on the grant date, and a fair value of $3.64 per share. The stock options vest over a period of two years. There were 2,162,937 stock options outstanding as of September 30, 2005.

In May 2005, the Company granted 42,744 shares of restricted Class A Common stock under the 2004 Directors Compensation Plan. The restricted shares vest (restrictions lapse) between one and three years.

8.	EARNINGS PER SHARE

The table below reconciles the numerator and the denominator used in the diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Numerator:
Net income (loss)	$740	$(74)	$(19,794)	$12,143
Interest on convertible debt, net of tax	-	-	-	1,787
Net income (loss) before interest on convertible debt	$740	$(74)	$(19,794)	$13,930

Denominator:
Basic shares	31,774,255	31,350,825	31,631,850	31,342,854
Dilutive effect of:
Convertible debt	-	-	-	5,269,427
Stock options	330,686	-	-	75,309
Restricted stock	139,354	-	-	216,375
Total diluted shares	32,244,295	31,350,825	31,631,850	36,903,965

The effect of the potential conversion of the Company’s 6.50% Convertible Debt and 4.25% Convertible Debt into 6.1 million, 5.3 million and 6.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004, and the nine month period ended September 30, 2005, respectively, because they were anti-dilutive.

The effects of 765,100 and 2.2 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, and the effects of 2.9 million and 2.0 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, because they were anti-dilutive. Also excluded from the nine months ended September 30, 2005 and the three months ended September 30, 2004 were the effects of 189,673 and 330,926 shares of restricted stock because they were anti-dilutive.

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

On October 27, 2005, the Company announced that it decided to "freeze" its Qualified Pension Plan and Non-qualified Pension Plans and replace the ongoing benefits from these plans with a defined contribution plan. This change will result in a fourth quarter non-cash charge of approximately $700,000.

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$869	$554	$2,795	$2,640
Interest cost	1,287	1,188	3,902	3,704
Expected return on plan assets	(1,355)	(1,289)	(4,065)	(3,899)
Amortization of transition obligation	(1)	(1)	(3)	(3)
Amortization of prior service cost	1	1	4	3
Recognized actuarial gain	414	419	1,242	1,231
Net periodic pension cost	$1,215	$872	$3,875	$3,676

Weighted average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	4.00%	3.75%	4.00%

	Other Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$120	$105	$362	$315
Interest cost	151	139	455	449
Amortization of prior service cost	(29)	(30)	(89)	(90)
Recognized actuarial loss	(29)	(44)	(88)	(106)
Net periodic pension cost	$213	$170	$640	$568

Weighted average discount rate	6.00%	6.25%	6.00%	6.25%

10.	RUN-OFF OPERATIONS

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.

As a result of the decision to exit from and run off the reinsurance business, approximately 94 employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $4.6 million have been paid in accordance with this plan, including $1.3 million in the nine months ended September 30, 2005. At September 30, 2005, 44 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $381,000 and $1.0 million, which include retention bonuses and severance, for the three and nine months ended September 30, 2005, and expects to record expenses of approximately $380,000 for the remainder of 2005.

11. BUSINESS SEGMENTS

The Company's total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Revenues:
The PMA Insurance Group	$106,546	$116,971	$302,915	$395,702
Run-off Operations	4,421	6,248	19,506	95,858
Corporate and Other	113	110	487	646
Net realized investment gains	483	3,515	3,201	14,363
Total revenues	$111,563	$126,844	$326,109	$506,569

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,600	$3,537	$18,153	$12,905
Run-off Operations	(258)	(2,115)	(28,771)	7,455
Corporate and Other	(5,609)	(4,982)	(17,497)	(15,800)
Net realized investment gains	483	3,515	3,201	14,363
Income (loss) before income taxes	1,216	(45)	(24,914)	18,923
Income tax expense (benefit)	476	29	(5,120)	6,780
Net income (loss)	$740	$(74)	$(19,794)	$12,143

Net premiums earned by business segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
The PMA Insurance Group:
Workers' compensation and integrated disability	$81,970	$89,973	$231,667	$305,931
Commercial automobile	5,869	7,440	17,379	26,726
Commercial multi-peril	2,304	3,909	8,211	14,134
Other	2,071	1,710	5,198	6,179
Total premiums earned	92,214	103,032	262,455	352,970
Run-off Operations:
Reinsurance	205	1,390	6,710	76,443
Excess and surplus lines	(1)	(26)	110	(25)
Total premiums earned	204	1,364	6,820	76,418
Corporate and Other	(195)	(186)	(609)	(561)
Consolidated net premiums earned	$92,223	$104,210	$268,666	$428,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2005, compared with December 31, 2004, and our results of operations for the three and nine months ended September 30, 2005, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), to which the reader is directed for additional information. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 28 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1 - Business - Risk Factors” in our 2004 Form 10-K for a further discussion of risks that could materially affect our business.

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

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. In November 2004, the A.M. Best financial strength rating of The PMA Insurance Group was restored to A- (Excellent). We saw a continued increase in new business at The PMA Insurance Group, with $40.2 million and $90.0 million of new business in the third quarter and first nine months of 2005, up from $10.3 million and $36.5 million for the same periods last year. Our new business written through September has already surpassed the $46.4 million in new business for the full year of 2004. Our renewal retention rate increased to 74% for workers’ compensation business during the first nine months of 2005, up from 62% last year. The improving retention rates and new business opportunities allowed our direct written premiums to increase 22% in the third quarter 2005 compared to the same period of 2004. Although direct premiums written in the first half of 2005 were significantly lower than in the same period last year, by September 30, 2005 year-to-date direct written premiums were flat compared to the same period last year. We believe the positive momentum achieved during the second and third quarters will continue, and expect a 4% increase in direct premiums written for the full year compared to 2004.

On September 29, 2005, we issued, through one of our insurance subsidiaries, $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”). We used $4.9 million of the $9.7 million net proceeds to purchase, in the open market, $4.5 million aggregate principal amount of our outstanding 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”).  Subsequent to September 30, 2005, we used the remaining proceeds from the issuance of the Surplus Notes as well as a portion of the Run-off Operations’ assets to purchase an additional $18.7 million principal amount of our 6.50% Convertible Debt.  We paid $25.2 million for these bond purchases, exclusive of accrued interest.

We have $94.6 million aggregate principal amount of 6.50% Convertible Debt outstanding at September 30, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

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

Losses and LAE are the most significant expense items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior accident years in our Run-off Operations segment. See “Results of Operations - Consolidated Results” beginning on page 15, “Run-off Operations” beginning on page 19 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $740,000 and a net loss of $19.8 million for the three and nine months ended September 30, 2005, respectively, compared to a net loss of $74,000 and net income of $12.1 million for the same periods last year. The net loss for the nine months ended September 30, 2005, included a first quarter after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations.

Included in net income for the third quarter and net loss for the first nine months of 2005 were after-tax net realized investment gains of $314,000 and $2.1 million. For the three and nine months ended September 30, 2004 we had after-tax net realized investment gains of $2.3 million and $9.3 million. After-tax net realized investment gains for the third quarter and first nine months of 2005 were reduced by $1.9 million and $425,000 due to the increase in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the third quarter of 2005 were $111.6 million compared to $126.8 million for the same period last year. For the first nine months of 2005, revenues were $326.1 million, compared to $506.6 million for the same period in 2004. The decreases in revenues for the quarter and year-to-date periods were primarily due to lower net premiums earned at The PMA Insurance Group and lower earned premiums resulting from the run-off of our reinsurance business.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations. Accordingly, we report operating income by segment in Note 11 to our Unaudited Condensed Consolidated Financial Statements.

Following is a reconciliation of our segment operating results to GAAP net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,600	$3,537	$18,153	$12,905
Run-off Operations	(258)	(2,115)	(28,771)	7,455
Corporate and Other	(5,609)	(4,982)	(17,497)	(15,800)
Net realized investment gains	483	3,515	3,201	14,363
Income before income taxes	1,216	(45)	(24,914)	18,923
Income tax expense (benefit)	476	29	(5,120)	6,780
Net income (loss)	$740	$(74)	$(19,794)	$12,143

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

In this MD&A, we discuss the renewal retention rates of our business. The renewal retention rate is computed using the current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Net premiums written	$116,877	$97,637	$304,454	$314,885

Net premiums earned	$92,214	$103,032	$262,455	$352,970
Net investment income	8,160	8,083	23,417	24,475
Other revenues	6,172	5,856	17,043	18,257
Total revenues	106,546	116,971	302,915	395,702

Losses and LAE	67,995	77,994	191,544	264,897
Acquisition and operating expenses	31,384	34,635	90,387	114,720
Dividends to policyholders	567	805	2,831	3,180
Total losses and expenses	99,946	113,434	284,762	382,797

Pre-tax operating income	$6,600	$3,537	$18,153	$12,905

Combined ratio	103.3%	105.5%	103.6%	104.5%
Less: net investment income ratio	(8.8%)	(7.8%)	(8.9%)	(6.9%)
Operating ratio	94.5%	97.7%	94.7%	97.6%

Pre-tax operating income for The PMA Insurance Group was $6.6 million and $18.2 million for the three and nine months ended September 30, 2005, compared to $3.5 million and $12.9 million for the same periods in 2004, primarily reflecting improved underwriting results.

Premiums
The PMA Insurance Group’s premiums are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Workers' compensation and integrated disability:
Direct premiums written	$106,923	$88,720	$280,187	$281,592
Premiums assumed	6,238	9,351	16,387	28,104
Premiums ceded	(10,026)	(9,646)	(28,203)	(27,541)
Net premiums written	$103,135	$88,425	$268,371	$282,155

Commercial Lines:
Direct premiums written	$15,423	$11,330	$41,353	$39,752
Premiums assumed	579	387	1,188	1,226
Premiums ceded	(2,260)	(2,505)	(6,458)	(8,248)
Net premiums written	$13,742	$9,212	$36,083	$32,730

Total:
Direct premiums written	$122,346	$100,050	$321,540	$321,344
Premiums assumed	6,817	9,738	17,575	29,330
Premiums ceded	(12,286)	(12,151)	(34,661)	(35,789)
Net premiums written	$116,877	$97,637	$304,454	$314,885

Direct workers’ compensation and integrated disability premiums written were $106.9 million and $280.2 million for the three and nine months ended September 30, 2005, compared to $88.7 million and $281.6 million for the same periods in 2004. Our renewal retention rates on existing workers’ compensation accounts improved to 83% in the third quarter of 2005 compared to 64% in the third quarter of 2004 and improved to 74% for the nine months ended September 30, 2005, compared to 62% for the same period in 2004. The retention rate in 2005 was adversely impacted by the loss of a large account in January that switched brokers, which reduced the nine month 2005 retention rate by approximately 4 points. New workers’ compensation and integrated disability production was $32.7 million and $76.1 million for the three and nine months ended September 30, 2005, compared to $8.6 million and $32.4 million for the same periods in 2004. We obtained price increases for our workers’ compensation business of approximately 5% for the first nine months of 2005, compared to 6% for the same period last year.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) increased by $4.1 million and $1.6 million for the third quarter and the first nine months of 2005, compared to the same periods in 2004. Our renewal retention rate on existing Commercial Lines accounts improved to 78% in the first nine months of 2005, compared to 40% for the same period in 2004.

Premiums assumed decreased $2.9 million and $11.8 million for the third quarter and first nine months of 2005, compared to the same periods in 2004, due to a lower volume of involuntary market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is dependent upon its market share in terms of direct premiums in the voluntary market for the prior year, and the assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased as a percentage of direct premiums earned during the first nine months of 2005, compared to the same period last year, primarily because The PMA Insurance Group lowered its aggregate deductible for losses in excess of $250,000 to $12.6 million from $18.8 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines decreased $245,000 and $1.8 million for the three and nine months ended September 30, 2005, primarily as a result of the decrease in direct premiums earned for commercial lines.

Net premiums written increased 20% for the third quarter and decreased 3% for the first nine months of 2005, compared to the same periods in 2004. Net premiums earned decreased 10% and 26% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. The decrease in net premiums earned in the first nine months of 2005, compared to the same period in 2004, is greater than the decrease in net premiums written, reflecting the lower net premiums written throughout 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Loss and LAE ratio	73.7%	75.7%	73.0%	75.0%
Expense ratio:
Acquisition expenses	19.8%	21.2%	19.9%	19.1%
Operating expenses(1)	9.2%	7.8%	9.6%	9.5%
Total expense ratio	29.0%	29.0%	29.5%	28.6%
Policyholders' dividend ratio	0.6%	0.8%	1.1%	0.9%
Combined ratio	103.3%	105.5%	103.6%	104.5%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.4 million and $25.3 million for the three and nine months ended September 30, 2005, respectively, and $8.1 million and $33.4 million for the three and nine months ended September 30, 2004, respectively.

The loss and LAE ratios improved 2.0 points for both the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, primarily reflecting a lower current accident year loss and LAE ratio in 2005 compared to 2004. The loss and LAE ratios for the third quarter and first nine months of 2004 include 1.0 point and 0.3 points for the third quarter hurricanes in the eastern part of the United States. Price increases and payroll inflation have offset an increase in overall loss trends in workers' compensation. The loss ratio has also benefited from our continued emphasis on managed care initiatives and a change in the geographic mix of our business. In addition, losses from hurricanes were $500,000 during the three and nine month periods ended September 30, 2005, compared to $1.0 million for the comparable periods of 2004. We expect medical cost inflation to remain a significant component of loss costs throughout 2005. We estimate our medical cost inflation for 2005 to be approximately 11%, the same as in 2004.

The total expense ratio remained flat in the third quarter and increased 0.9 points in the first nine months of 2005, compared to the same periods in 2004. The increase is mainly due to the impact on the acquisition ratio of lower net premiums earned in the first nine months of 2005, compared to the same periods last year partially offset by lower operating expenses. Overall acquisition and operating expenses at The PMA Insurance Group decreased by $3.3 million and $24.3 million for the three and nine months ended September 30, 2005, compared to the same periods last year.

Net Investment Income

Net investment income was up slightly to $8.2 million for the third quarter of 2005, compared to the same period of 2004, reflecting an increase in portfolio yields in the third quarter. Net investment income decreased by $1.1 million to $23.4 million for the first nine months of 2005 compared to the same period in 2004. Average invested assets decreased approximately 2% and invested asset yields declined 10 basis points for the nine month ended September 30, 2005, compared to the same period in 2004.

Other Revenues

Other revenues were $6.2 million and $17.0 million for the three and nine months ended September 30, 2005, compared to $5.9 million and $18.3 million for the same periods in 2004. The decrease in other revenues reflects lower service revenues for claims, risk management and related services provided on large deductible policies. Included in other revenues for the nine months ended September 30, 2004 is a $458,000 gain on sale of real estate.

Run-off Operations

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Net premiums written	$789	$(13,884)	$7,222	$(69,386)

Net premiums earned	$204	$1,364	$6,820	$76,418
Net investment income	4,217	4,884	12,686	19,440
Total revenues	4,421	6,248	19,506	95,858

Losses and LAE	117	2,712	33,817	45,470
Acquisition and operating expenses	4,562	5,651	14,460	42,933
Total losses and expenses	4,679	8,363	48,277	88,403

Pre-tax operating income (loss)	$(258)	$(2,115)	$(28,771)	$7,455

The Run-off Operations had pre-tax operating losses of $258,000 and $28.8 million for the third quarter and first nine months of 2005, compared to pre-tax operating losses of $2.1 million and pre-tax operating income of $7.5 million for the same periods in 2004. Results for the first nine months of 2005 included a first quarter charge of $30 million for prior year loss development, primarily related to policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business from accident years 1997 to 2001.

Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as premiums earned in the period in which the adjustment is made. As a result of our exit from the reinsurance business, gross and net premiums written and earned in 2005 were primarily from policies that provide for premium adjustments. For the three and nine month periods ended September 30, 2004, the negative gross and net written premiums related to ceding companies canceling reinsurance contracts. Additionally, net premiums written and earned for the nine month period ended September 30, 2004 were reduced by a $5.2 million charge for the adverse development reinsurance agreement.

Losses and LAE incurred decreased $2.6 million for the three months ended September 30, 2005, compared to the same period in 2004, primarily as a result of a decrease in net premiums earned for the period and $414,000 in amortization of the deferred gain on losses ceded to our adverse development cover. Losses and LAE incurred decreased $11.7 million for the nine months ended September 30, 2005, compared to the same period in 2004, primarily due to the effect of lower net premiums earned in 2005, which was partially offset by the first quarter charge of $30 million for prior year loss development. Each quarter, our actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the third quarter and first nine months of 2005 decreased $1.1 million and $28.5 million, compared to the same periods in 2004, primarily reflecting lower commissions due to lower premium volume and, to a lesser extent, lower employee costs. Operating expenses for the three and nine months ended September 30, 2004 were reduced by $1.2 million and $2.5 million, respectively, for gains on the sale of our ownership in Cathedral Capital PLC, a Lloyd’s of London managing general agency.

Net investment income was $4.2 million for the third quarter of 2005, compared to $4.9 million for the same period in 2004, reflecting an average invested asset base that decreased approximately 35%, partially offset by higher interest earned of $1.3 million on funds held arrangements. Net investment income was $12.7 million for the first nine months of 2005, compared to $19.4 million for the same period last year, reflecting an average invested asset base that decreased approximately 43%, partially offset by higher interest earned of $4.5 million on funds held arrangements. In a funds held arrangement, the ceding company retains the premiums, and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other recorded pre-tax operating losses of $5.6 million and $17.5 million for the three and nine months ended September 30, 2005, compared to $5.0 million and $15.8 million for the same periods last year, reflecting higher interest expense, partially offset by lower operating expenses. Interest expense for three and nine months ended September 30, 2005 increased by $1.1 million and $3.2 million over the comparable periods last year, due to a higher average amount of debt outstanding and higher interest rates on our convertible debt.

Loss Reserves

At September 30, 2005, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses the ultimate amount that we would have to pay for all events that occurred as of September 30, 2005 is $1,966.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to September 30, 2005, whether or not these claims have been reported to us.

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

Reinsurers are dependent on their ceding companies for reporting information regarding incurred losses. The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company. Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves. For casualty lines of reinsurance, significant periods of time may elapse from the period that a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer. As all of the Company’s reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to the reinsurer. Because of these time lags, and because of the variability in reserving and reporting by ceding companies, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty.

Management relies on various data in making its estimate of loss reserves for reinsurance. As described above, the reinsurer receives certain information from ceding companies through the reinsurance brokers. Management assesses the quality and timeliness of claims reporting by its ceding companies. The reinsurer also may supplement the reported information by requesting additional information and conducting reviews of certain of its ceding companies’ reserving and reporting practices. It also reviews its internal operations to assess its capabilities to timely receive and process reported claims information from ceding companies. It assesses its claims data and loss projections in light of historical trends of claims developments, claims payments, and also as compared to industry data as a means of noticing unusual trends in claims development or payment. Based on the data reported by ceding companies, the results of the reviews and assessments noted above, as well as actuarial analysis and judgment, management will develop its estimate of reinsurance reserves.

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will refuse to pay such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At September 30, 2005, we did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying financial statements.

We believe that because our former reinsurance business is in run-off, the potential for adverse reserve development is increased because we have ceased ongoing business relationships with most of our ceding companies. As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, management believes that we will more likely be required to arbitrate these disputes. Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop in this segment.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in Federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues.  These coverage issues in cases in which the company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage.  Therefore our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition and results of operations.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2005, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 19 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see pages 9 to 12 and 44 to 47 of our 2004 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were lower in the three and nine months ended September 30, 2005, compared to the same periods in 2004, primarily reflecting the commutation and novation of certain reinsurance and retrocessional contracts and the purchase of a reinsurance agreement covering potential adverse development by the Run-off Operations in the first nine months of 2004.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of our Run-off Operations into the foreseeable future. We believe that the cash used to support the run-off of our business will reduce the liabilities that currently exist in the business, and allow us to reduce our capital commitment to the run-off business. As our capital commitment to the run-off business is reduced, we expect to be able to use such capital to assist us in reducing our current debt and managing our capital. We monitor the expected payout of the liabilities associated with the run-off business and generally adjust the duration of our invested assets to match the timing of expected payouts.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments. We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses. As of September 30, 2005, we had $19.1 million in cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

We have $94.6 million of 6.50% Convertible Debt outstanding at September 30, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is currently in run-off, had statutory surplus of $210.7 million as of September 30, 2005. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary” under Pennsylvania insurance law. At December 31, 2004, PMACIC’s risk-based capital was 379% of Authorized Control Level Capital.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and have the ability to pay $23.5 million in dividends in 2005 without the prior approval of the Pennsylvania Insurance Department. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. The Pooled Companies had statutory surplus of $311.8 million as of September 30, 2005, including $10.0 million relating to the issuance of  Surplus Notes in September 2005.

As of September 30, 2005, our total outstanding debt was $216.8 million, including the $94.6 million of 6.50% Convertible Debt, compared to $210.8 million at December 31, 2004. The increase relates primarily to the issuance of $10 million in Surplus Notes by one of our insurance subsidiaries. This increase was partially offset by the open market purchase of $4.5 million principal amount of our outstanding 6.50% Convertible Debt with proceeds from the Surplus Notes. Subsequent to September 30, 2005, we used the remaining proceeds from the issuance of the Surplus Notes as well as a portion of the Run-off Operations’ assets to purchase an additional $18.7 million principal amount of our 6.50%

Convertible Debt.  We paid $25.2 million for these bond purchases, exclusive of accrued interest. We also retired $270,000 of our 4.25% Senior Convertible Debt due 2022 in the first nine months of 2005. This purchase and retirement activity has lowered our level of debt and increased its duration, which we believe provides us with a stronger, more flexible capital base.

We incurred interest expense of $4.1 million and $12.1 million for the three and nine months ended September 30, 2005, compared to $3.0 million and $8.9 million for the same periods last year. We paid interest of $5.3 million and $11.7 million in the three and nine months ended September 30, 2005, compared to $3.7 million and $9.2 million for the same periods in 2004. The increase in interest expense and interest paid is due to a higher average amount of debt outstanding in the first nine months of 2005 and higher interest rates on our convertible debt, compared to the same period in 2004. We expect to pay interest of approximately $2 million for the remainder of 2005.

Net tax payments received from subsidiaries were $1.9 million and $3.8 million for the three and nine months ended September 30, 2005, compared to $1.9 million and $3.9 million for same prior year periods. Additionally, we received a tax refund of $3.2 million from the Internal Revenue Service during the first nine months of 2004.

Investment grade fixed income securities, all of which are publicly traded, constitute substantially all of our invested assets. The market value of these investments are subject to fluctuations in interest rates. Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows consisting of current income and investment maturities, are structured after considering projected liability cash flows of loss reserve payouts that are based on actuarial models. Property and casualty claim payment demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through operating cash flows and short-term investments.

As of September 30, 2005, the duration of our investments that support the insurance reserves was 3.7 years and the duration of our insurance reserves was 2.9 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

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

We did not declare or pay dividends in the first nine months of 2005 or 2004 and we have suspended common stock dividends at the current time.

INVESTMENTS

At September 30, 2005, our investment assets were carried at a fair value of $1,315.7 million and had an amortized cost of $1,314.0 million. The average credit quality of the portfolio is AA. At September 30, 2005, $13.1 million, or 1.0%, of our total investments were below investment grade, of which $3.7 million of these below investment grade investments were in an unrealized loss position, which totaled $156,000. At September 30, 2005, all of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency.

The net unrealized gain on our investments at September 30, 2005 was $1.7 million, or 0.1% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $20.7 million and gross unrealized losses of $19.0 million. For all but two securities, which were carried at fair values of $15.9 million and $885,000 at September 30, 2005, we determine the market value of each fixed income security using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilized the services of outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

Based on our evaluation as of September 30, 2005, we determined there were no other than temporary declines in fair value of securities during the three month periods ended September 30, 2005 and 2004. We recorded impairment losses for securities issued by two auto manufacturers and one retail department store, resulting in an impairment charge of $1.0 million pre-tax during the nine months ended September 30, 2005. Impairment charges for the nine months ended September 30, 2004 were $333,000 pre-tax related to one asset-backed security. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

During the nine months ended September 30, 2005, we had gross realized gains and losses of $5.5 million and $2.3 million, respectively. Of the $2.3 million in realized losses, $654,000 resulted from the increase in the fair value of the derivative component of our 6.50% Convertible Debt. The remaining losses were primarily attributable to impairment losses as discussed above. The gross realized gains resulted primarily from the repositioning of invested assets to shorten our portfolio duration.

As of  September 30, 2005, our investment asset portfolio had gross unrealized losses of $19.0 million. For securities that were in an unrealized loss position at September 30, 2005, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	238	$203.0	$205.6	$(2.6)	99%
6 to 9 months	59	51.2	52.0	(0.8)	98%
9 to 12 months	69	61.4	62.8	(1.4)	98%
More than 12 months	103	138.5	146.6	(8.1)	94%
Subtotal	469	454.1	467.0	(12.9)	97%
U.S. Treasury and
Agency securities	171	318.7	324.8	(6.1)	98%
Total	640	$772.8	$791.8	$(19.0)	98%

Of the 103 securities that have been in an unrealized loss position for more than 12 months, 102 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 102 securities have a total fair value of 97% of the amortized cost basis at September 30, 2005, and the average unrealized loss per security is approximately $39,000. There is only one security out of the 103 with an unrealized loss in excess of $1 million at

September 30, 2005, and it has a fair value of $15.9 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at September 30, 2005 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2005	$0.8	$0.8	$-	100%
2006-2009	116.9	119.4	(2.5)	98%
2010-2014	97.6	99.5	(1.9)	98%
2015 and later	29.5	30.2	(0.7)	98%
Mortgage-backed and other
asset-backed securities	209.3	217.1	(7.8)	96%
Subtotal	454.1	467.0	(12.9)	97%
U.S. Treasury and Agency
securities	318.7	324.8	(6.1)	98%
Total	$772.8	$791.8	$(19.0)	98%

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

The Securities and Exchange Commission, New York Attorney General and certain other state regulators have initiated investigations of certain insurance and reinsurance companies concerning policies of finite reinsurance issued by such insurers and reinsurers. To date, we have not received any inquiries or other requests for information in connection with these investigations. The outcome of these investigations is uncertain.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. We have applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In the third quarter of 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” will be finalized in the fourth quarter of 2005 and will be subject to adoption for reporting periods beginning after December 15, 2005. We do not believe that the adoption of this guidance will have a material impact on our financial condition or results of operations.

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

•
adverse property and casualty loss development for events that we insured in prior years, including unforeseen increases in medical costs and changing judicial interpretations of available coverage for certain insured losses.

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

Part II. Other Information

Item 1. Legal Proceedings

In Re PMA Capital Corporation Securities Litigation

By Order dated July 27, 2005, the District Court partially granted our previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to the PMA Insurance Group, and otherwise denied the Motion to Dismiss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
7/1/05-7/31/05	-	-	-	-
8/1/05-8/31/05	-	-	-	-
9/1/05-9/30/05	283,175(1)	$17.163	-	-
Total	283,175	$17.163

(1)
Transactions represent the purchase in the open market of a portion of our outstanding 6.50% Convertible Debt. The average price paid per share is calculated by dividing the total cash paid for the debt by the number of shares of Class A common stock into which the debt is currently convertible.

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index on page 31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 8, 2005	By:/s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing
(4)	Instruments defining the rights of security holders, including indentures*
4.1	Indenture, dated as of September 29, 2005, between Pennsylvania Manufacturers’ Association Insurance Company and JPMorgan Chase Bank, National Association as Trustee.	Filed herewith

(10)	Material Contracts;

10.1	Third Amendment to PMA Capital Corporation 401(k) Excess Plan, dated October 24, 2005	Filed herewith
10.2	Second Amendment to PMA Capital Corporation 401(k) Plan, dated October 24, 2005	Filed herewith
10.3	Second Amendment to PMA Capital Corporation Executive Management Pension Plan, dated October 24, 2005	Filed herewith
10.4	Second Amendment to PMA Capital Corporation Pension Plan, dated October 24, 2005	Filed herewith
10.5	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan, dated October 24, 2005	Filed herewith

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.