Form 10-K
period 2005-12-31
PMA CAPITAL CORP
filed 2006-03-13
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-22761

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Sentry Parkway
Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 665-5046

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
8.50% Monthly Income Senior Notes due 2018	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
Class A Common Stock, par value $5.00 per share
Rights to Purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of Securities Act). YES / / NO /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES / / NO /X/

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated Filer / / Accelerated filer /X/ Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2005, based on the last price at which the Class A Common Stock was sold on such date, was $267,607,331.

There were 32,048,555 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2006 Annual Meeting of Shareholders.

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A - Risk Factors” and in the “Cautionary Statements” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business
COMPANY OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915. Our Run-off Operations include our prior reinsurance and excess and surplus lines operations. Additionally, we have a Corporate and Other segment, which primarily includes corporate expenses, including debt service.

Our business profile changed significantly in 2003 and 2004. On November 4, 2003, we announced a third quarter pre-tax charge of $150 million to increase the loss reserves for our reinsurance business for prior accident years. Following this announcement, A.M. Best Company, Inc. (“A.M. Best”) reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies, our primary insurance business, to B++ (Very Good). The B++ financial strength rating constrained The PMA Insurance Group’s ability to attract and retain business during 2004. As a result of the reserve charge and ratings change, on November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business, previously known as PMA Re. Our Run-off Operations remain a significant component of our financial position, representing 35% of our consolidated assets as of December 31, 2005. We also decided in November 2003 to suspend the payment of dividends on our Class A Common stock.

On November 15, 2004, A.M. Best restored The PMA Insurance Group's financial strength rating to A- (Excellent) after we changed our corporate structure and extended the first put date associated with our convertible debt. This rating restoration has enabled us to increase new business written and business retention rates in 2005 compared to 2004.

The financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2005 presentation. Revenues, pre-tax operating income (loss) and assets attributable to each of our operating segments and our Corporate and Other segment for the last three years are set forth in Note 15 in Item 8 of this Form 10-K.

Our gross and net premiums written by segment were as follows:
	2005		2004		2003
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net

The PMA Insurance Group	$421,605	$375,793	$423,054	$377,795	$678,434	$603,593
Run-off Operations	12,941	10,250	(69,967)	(75,360)	751,998	589,449
Corporate and Other	(818)	(818)	(825)	(825)	(788)	(788)
Total	$433,728	$385,225	$352,262	$301,610	$1,429,644	$1,192,254

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

The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. Thus, a combined ratio of under 100% reflects an underwriting profit. Combined ratios of The PMA Insurance Group were 104.3%, 105.4% and 102.8% for 2005, 2004 and 2003, respectively.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by premiums earned. The operating ratios of The PMA Insurance Group were 95.4%, 98.4% and 97.0% in 2005, 2004, and 2003, respectively.

See “Glossary of Selected Insurance Terms” for definitions of insurance terms used in this Form 10-K.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes its traditional core business, workers’ compensation insurance. We also provide a range of other commercial insurance products but generally only if they complement our workers’ compensation products, primarily including commercial automobile, multi-peril and general liability coverages. The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States. Approximately 88% of this business was produced through independent agents and brokers in 2005.

The PMA Insurance Group competes on the basis of its ability to offer tailored workplace disability management solutions to its clients, its long-term relationships with its agents and brokers, its localized service and its reputation as a high-quality claims and risk control service provider.

The PMA Insurance Group has the ability to handle multi-state clients based in its operating territory but which have operations in other parts of the U.S. by being authorized to do business in all 50 states along with Puerto Rico and the District of Columbia for workers’ compensation, general liability, commercial automobile and multi-peril coverages. The PMA Insurance Group intends to continue writing other lines of property and casualty insurance, but generally only if such writings complement its core workers’ compensation business. The PMA Insurance Group’s primary insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the Pooled Companies because they share results under an intercompany pooling agreement.

Products

The PMA Insurance Group's premiums written were as follows:

(dollar amounts in thousands)	2005		2004		2003

Gross premiums written:
Workers' compensation and integrated disability	$369,953	88%	$375,643	88%	$570,858	84%
Commercial automobile	25,631	6%	23,739	6%	55,899	8%
Commercial multi-peril	13,586	3%	16,046	4%	34,166	5%
Other	12,435	3%	7,626	2%	17,511	3%
Total	$421,605	100%	$423,054	100%	$678,434	100%

Net premiums written:
Workers' compensation and integrated disability	$334,708	89%	$341,315	90%	$512,151	85%
Commercial automobile	22,677	6%	21,796	6%	52,125	8%
Commercial multi-peril	10,287	3%	12,190	3%	28,374	5%
Other	8,121	2%	2,494	1%	10,943	2%
Total	$375,793	100%	$377,795	100%	$603,593	100%

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

Statutory direct workers’ compensation premiums written by jurisdiction were as follows:

(dollar amounts in thousands)	2005		2004		2003

Pennsylvania	$140,973	42%	$136,275	43%	$193,129	40%
New Jersey	38,848	12%	27,784	9%	44,314	9%
New York	31,490	9%	35,596	11%	43,978	9%
Florida	17,826	5%	23,338	7%	21,723	4%
Maryland	15,350	5%	11,861	4%	21,133	4%
Virginia	14,627	4%	9,781	3%	22,400	5%
North Carolina	10,487	3%	8,470	3%	21,407	4%
Tennessee	7,163	2%	5,857	2%	11,550	2%
Delaware	6,441	2%	7,013	2%	10,291	2%
South Carolina	5,816	2%	6,323	2%	9,237	2%
Georgia	5,810	2%	7,753	2%	18,244	4%
Other	40,815	12%	38,430	12%	70,359	15%
Total	$335,646	100%	$318,481	100%	$487,765	100%

The PMA Insurance Group has focused primarily on the jurisdictions listed in the table above because of its knowledge of their workers’ compensation systems and its assessment of each state’s respective business, economic, legal and regulatory climates. We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process. The PMA Insurance Group employs similar analyses in determining whether and to what extent it will offer products in additional jurisdictions. The PMA Insurance Group is focused on expanding its premium base in its current marketing territories provided that new business meets its underwriting standards.

While 2005 gross written premiums for The PMA Insurance Group were virtually unchanged from 2004, we substantially increased our new business written to $108.5 million from $46.4 million and significantly improved retention rates on workers’ compensation business to 76% from 62%. During 2004, written premiums were lower than in prior years, primarily reflecting the impact of the B++ A.M. Best financial strength rating between November 2003 and November 2004.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market. We refer to this business as residual market business. Typically, an insurer’s share of this residual market business is assigned retrospectively based on its market share of voluntary direct premiums written. This system exists in all of The PMA Insurance Group’s principal marketing jurisdictions, except Pennsylvania, New York and Maryland. In these three states, separate governmental entities write all of the workers’ compensation residual market business. In 2005, The PMA Insurance Group’s written premiums included $22.5 million of residual market business, which constituted 6% of its gross workers’ compensation premiums written. Based upon data for policy year 2005 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry, in all states, was 14% of direct workers’ compensation premiums written.

The PMA Insurance Group offers a variety of workers’ compensation products to its customers. Rate-sensitive products are priced based primarily on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced to a certain extent on the basis of the insured’s loss experience during the policy period. We have also developed and sell alternative market products, such as large deductible products and other programs and services to customers who agree to assume even greater exposure to losses than under more traditional loss-sensitive products. We decide which type of product to offer a customer based upon the customer’s needs, an underwriting review and credit history.

The PMA Insurance Group’s voluntary workers’ compensation premiums written by product type were as follows:
	2005	2004	2003

Rate-sensitive products	57%	55%	59%
Loss-sensitive products	30%	35%	31%
Alternative market products	13%	10%	10%
Total	100%	100%	100%

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period. These loss-sensitive products are generally subject to less price regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, loss developments are evaluated after the policy period expires in order to determine whether additional premium adjustments are required. These policies are typically subject to adjustment for an average of five years after policy expiration. We generally restrict loss-sensitive products to accounts with minimum annual premiums in excess of $100,000.

•
The PMA Insurance Group offers a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate limit. The deductibles under these policies generally range from $250,000 to $1.0 million. Typically, we receive a lower up-front premium for these types of alternative market product plans as the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products. This reduces the potential for unfavorable claims activity on the accounts and encourages loss control on the part of the insured.

Through The PMA Insurance Group’s workers’ compensation product offerings, we provide a comprehensive array of managed care services to control loss costs. These include:

•
Case review and intervention by disability management coordinators, all of whom are registered nurses. Along with The PMA Insurance Group’s claims professionals and the insured employer, these disability management coordinators employ an early intervention model to proactively manage medical treatment and length of disability. There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers. These professionals are supplemented by a full time Medical Director, who assists in implementing programs to monitor the quality and medical necessity of recommended treatment and identifying peer experts for complex claims.

•
Access to the First Health workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network.

•
Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

•	The TMESYS® pharmacy benefit management program. TMESYS® is a “Cardless” pharmacy program designed specifically for the workers’ compensation industry. It includes access to a nationwide network of pharmacies, increased savings through volume pricing, on-line drug utilization review and the ability to capture the first prescription within the program.

•
An out of network negotiation program that targets services rendered by medical providers and facilities outside the First Health® preferred provider network. The program enhances savings on certain high dollar medical services that meet the out of network program review criteria. The program achieves cost savings by utilizing a medical data driven database, and by leveraging expert negotiation services where appropriate.

The PMA Insurance Group also employs an automated medical bill review system in order to detect duplicate billings, unrelated and unauthorized charges and coding discrepancies. Additionally, complex bills are forwarded to our cost containment unit, which is staffed by registered nurses and other medical professionals, to resolve questions regarding causal relationship and appropriate utilization levels.

In addition to the aforementioned insurance products, we offer our clients certain workers’ compensation services such as claims administration, risk management and other services.

Other Commercial Lines

The PMA Insurance Group writes other property and liability coverages for larger and middle market accounts that satisfy its underwriting standards. See “The PMA Insurance Group—Underwriting” for additional discussion. These coverages include commercial automobile, commercial multi-peril, general liability and umbrella business. The PMA Insurance Group offers these products, but generally only if they complement the core workers’ compensation business.

Other Products and Services

Through PMA Management Corp., The PMA Insurance Group provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements. This allows The PMA Insurance Group to expand and diversify its revenue base to include services that do not provide for any insurance risk. This business shares resources with The PMA Insurance Group's localized service model and, therefore, requires minimal capital investment. In addition, this business contributes to The PMA Insurance Group’s reputation as a high quality claims and risk control service provider. As part of claims administration services, clients benefit from the same comprehensive array of managed care services to control loss costs that is provided as part of The PMA Insurance Group's workers' compensation product offerings. Total service revenues for PMA Management Corp. were $23.8 million, $23.1 million and $21.1 million for 2005, 2004 and 2003, respectively.

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

Under this arrangement, the client purchases an insurance policy from us and chooses a participation level. We then cede a portion of the premium and loss exposures to either a Bermuda- or Cayman-based subsidiary. The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism. The client is responsible for any loss that may arise within its participation level. This potential obligation is typically secured through a letter of credit or similar arrangement. Our principal sources of income from this rent-a-captive program are the premium revenue on the risk retained by us and captive management fees earned.

Distribution

The PMA Insurance Group distributes its products through multiple channels, including national, regional and local brokers and agents and direct sales representatives.

As of December 31, 2005, The PMA Insurance Group had contracts with 424 independent agents and brokers. During 2005, these independent brokers and agents accounted for approximately 88% of The PMA Insurance

Group’s direct written premiums. The top ten independent brokers and agents accounted for 30% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for 11% of direct written premiums.

We typically pay commissions to the agents and brokers on individual policies placed with us.  We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commissions based on specified contractual criteria, primarily related to premium growth and retention.

The New York Attorney General and certain other state regulators have conducted investigations and taken legal actions against certain brokers and insurance companies concerning their compensation agreements and other practices.  Various states’ Insurance Departments and Attorneys General have also made inquiries of and issued subpoenas to insurance companies and insurance producers domiciled or doing business in their states.  We received inquiries in 2004 from the Pennsylvania and North Carolina Insurance Departments concerning our business relationships with brokers, as did most or all other insurance companies doing business in these jurisdictions. We have responded fully to these inquiries and believe that our contractual relationships and business practices with agents and brokers are in compliance with all applicable statutes and regulations.

The outcome of these investigations into broker compensation and placement practices and the impact of any future regulatory changes governing agent and broker commissions is uncertain.

As of December 31, 2005, The PMA Insurance Group employed 11 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware. These employees produced $44 million in direct premiums in 2005.

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

As of December 31, 2005, our field organization consisted of 17 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory. Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claims adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Certain types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. Because terrorism exclusions are not permitted for workers' compensation business, we refined our workers’ compensation underwriting guidelines after September 11, 2001 to manage the underwriting exposure from terrorism risks to include the review of aggregation of risks by geographic location, the evacuation and security protocols of buildings in which insured employees work, and to assess the types of entities located in the vicinity of the prospective insured. Adherence to these procedures has not materially affected The PMA Insurance Group’s mix of business. The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has led it to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. We will continue to review and refine our terrorism underwriting guidelines on a going forward basis.

Underwriters and risk-control professionals in the field report functionally to the Chief Underwriting Officer and locally to branch vice presidents who are accountable for territorial operating results. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts. A formal underwriting quality assurance program is employed to ensure consistent adherence to underwriting standards and controls.

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

Claims Administration

Claims services are delivered to customers primarily through employees located in branch or satellite offices. Claims are assigned to claims professionals based on coverage and jurisdictional expertise. Claims meeting certain criteria are referred to line of business claim specialists. Certain claims arising outside of our principal marketing territory are assigned to an independent claims service provider. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims adjustment activities. Claims professionals are also supported by in-house legal counsel and an anti-fraud investigative unit. A special claims unit in the home office manages more complex specialized matters such as asbestos and environmental claims.

The PMA Insurance Group maintains a centralized claims service center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals. The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution. PMA’s Customer Service Center also houses a centralized call center providing 24 hour coverage for customer requests and inquiries. Currently, about one half of new losses are reported electronically through our internet based technology, including Cinch®, our internet risk management information system.

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

We maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with our products and services. We periodically conduct client surveys to gain an understanding of the perceptions of our service as compared to our competitors.

We are continuously evaluating our products to ensure that they meet the needs of clients in our markets. For example, in 2005 The PMA Insurance Group introduced enhanced commercial multi-peril products that were specifically designed for clients in twelve different industry groups in which it already had a presence in the workers’ compensation line of business. These products offer additional property and liability coverages and increased limits compared to prior products offered by The PMA Insurance Group. The PMA Insurance Group continues to focus on rehabilitation and managed care to control workers' compensation costs for our clients and to evaluate new product opportunities that may enhance our overall competitive position. See “The PMA Insurance Group—Products” for additional discussion.

Industry Trends

During the late 1990s, the property and casualty insurance industry was characterized by excess capacity, which resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. As a result of this prolonged soft market, capacity in the property and casualty market began to contract late in 2000, as companies withdrew from the business or ceased operations. In response to market conditions, many insurance and reinsurance companies, including our companies, independently sought and achieved significant price increases and improved policy terms commencing in the second half of 2000. In 2002, we realized price increases at The PMA Insurance Group in excess of 15%. These increases have continued in recent years, but at a lesser rate. The PMA Insurance Group obtained price increases of 6% for its workers’ compensation business in 2004 and 4% in 2005.

While we have also increased the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products, there can be no assurance that prices and premiums will increase at a level consistent with loss cost inflation. This is true even if loss costs increase throughout the industry as a whole. Furthermore, any benefit that we derive from potential price increases may be partially or completely offset by increased pricing for ceded reinsurance, frequency of reported losses or by loss cost inflation.

In February 2006, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 8.6%, which was approved by the PA Department of Insurance and will become effective on April 1, 2006. While this will result in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account, and we do not expect that the filed loss costs would result in a reduction in premiums in Pennsylvania at a level of the loss costs, based on our current views of the experience modification factors and potential future experience of our book of business. We can and will continue to determine our business pricing through schedule charges/credits that we file and can use to limit the effect of filed loss cost changes. We also believe that the loss cost change should not significantly affect the results or the profitability of our loss sensitive book of business, which represents approximately 40% of our Pennsylvania workers compensation book of business.

RUN-OFF OPERATIONS

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment. We are no longer writing new reinsurance business and are currently in the process of running off all liabilities. As a result of this decision, the results of PMA Re are now reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we placed in run-off in May 2002.

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

PMA Re had five distinct underwriting units, organized by class of business. The Traditional-Treaty, Finite Risk and Financial Products, Specialty-Treaty, and Accident-Treaty units provided treaty reinsurance coverage. The fifth unit, Facultative, provided reinsurance on a case by case basis.

The Traditional-Treaty underwriting unit wrote general property and casualty business. The Traditional casualty portfolio included general liability, umbrella, commercial automobile and workers’ compensation.

The Finite Risk and Financial Products underwriting unit provided PMA Re’s insurance company clients with risk management solutions that complemented their traditional reinsurance program. Under its finite risk covers, PMA Re assumed a measured amount of insurance risk in exchange for a specified margin. Our finite risk reinsurance covers typically included a combination of sub-limits and caps on the maximum gain or loss to PMA Re as the reinsurer. As part of our run-off strategy, we sold the renewal rights to this business in November 2003.

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

Our excess and surplus lines business focused on low frequency/high severity risks that were declined by the standard market. This business wrote insurance throughout the United States, generally through surplus lines brokers.

The claims departments of the Run-off Operations analyze reported claims, establish individual claim reserves, pay claims, provide claims-related services to clients and audit the claims activities of selected clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department also monitors the progress and ultimate outcome of the claims to ensure that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with the actuarial department.
See Note 14 in Item 8 of this Form 10-K for additional information regarding the Run-off Operations.

REINSURANCE AND RETROCESSIONAL PROTECTION

We follow the customary insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries. This reinsurance is maintained to protect us against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

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

See “Item 7 - MD&A - Reinsurance” and Note 5 in Item 8 of this Form 10-K for additional information.

LOSS RESERVES

Insurers establish reserves for unpaid losses and loss adjustment expenses (“LAE”) based upon their best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred. Reserves are established for both losses already reported (“case reserves”) and losses that have been incurred but not yet reported (“IBNR”). Reserves are not, and can not be, an exact measure of an insurers’ ultimate liability.

Reserves are established using various generally accepted actuarial methodologies. These methodologies require that our actuaries review our historical and industry data and anticipate the impact of various factors such as legal developments, changes in social attitudes and changes in economic conditions in order to estimate the ultimate amount of losses and LAE that will be required to be paid. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and probable trends, provides a reasonable basis for predicting future outcomes.

For certain types of business, including workers’ compensation and casualty reinsurance, there is a significant period of time between the occurrence of an insured loss, the reporting of the loss and the settlement of that loss. We refer to these types of business as “long-tail business.” The risk of ultimate losses deviating from reserved losses is implicitly greater for long tail business than it is for shorter tailed business.

Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. While we believe that our reserves are fairly stated as of December 31, 2005, the possibility exists that as additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, ultimate losses, net of reinsurance, could differ substantially from the amounts currently recorded. Any future change in the estimate of reserves could have a material adverse effect on our financial condition, results of operations and liquidity.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 55 for additional information. In addition, see “Cautionary Statements” on page 62 and “Item 1A - Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

The table on the following page presents the subsequent development of the estimated year-end reserves, net of reinsurance (“net reserves”), for the ten years prior to 2005. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimated net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2005; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 2000 relating to losses incurred in 1995 would be included in the cumulative deficiency amount for each of the years 1995 through 1999. However, the deficiency would be reflected in operating results in 2000 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development
December 31,
(dollar amounts in millions)

		1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

I.	Initial estimated liability for
	unpaid losses and LAE,
	net of reinsurance	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8	$793.1

II.	Amount of reserve paid,
	net of reinsurance through:

	- one year later	$437.6	$398.8	$360.7	$354.6	$494.9	$457.0	$644.3	$650.5	$605.8	$445.4	$-
	- two years later	780.0	669.6	646.0	717.7	764.1	838.8	1,064.2	1,015.2	927.5
	- three years later	999.0	894.8	924.6	880.3	1,052.9	1,107.6	1,297.6	1,226.9
	- four years later	1,183.5	1,118.2	1,013.0	1,125.8	1,248.3	1,226.1	1,436.2
	- five years later	1,369.7	1,172.3	1,196.9	1,261.0	1,330.7	1,336.5
	- six years later	1,407.9	1,325.2	1,289.7	1,327.8	1,424.3
	- seven years later	1,542.2	1,394.5	1,336.0	1,381.2
	- eight years later	1,609.8	1,428.2	1,374.4
	- nine years later	1,637.1	1,455.1
	- ten years later	1,661.3

III.	Reestimated liability,
	net of reinsurance, as of

	- one year later	$1,964.6	$1,748.5	$1,624.3	$1,314.7	$1,290.9	$1,152.2	$1,302.8	$1,403.1	$1,305.9	$1,025.6	$-
	- two years later	1,866.8	1,700.5	1,557.6	1,299.7	1,304.1	1,269.4	1,499.0	1,395.6	1,334.2
	- three years later	1,819.2	1,611.1	1,495.3	1,288.9	1,336.6	1,399.8	1,499.3	1,429.0
	- four years later	1,742.1	1,542.3	1,480.8	1,326.3	1,426.9	1,397.3	1,532.4
	- five years later	1,672.6	1,524.3	1,482.9	1,346.7	1,436.1	1,417.7
	- six years later	1,658.0	1,519.0	1,487.5	1,350.2	1,446.9
	- seven years later	1,655.3	1,514.0	1,492.4	1,351.8
	- eight years later	1,650.0	1,517.8	1,493.0
	- nine years later	1,655.1	1,520.4
	- ten years later	1,657.7

IV.	Cumulative deficiency
	(redundancy):	$(150.8)	$(314.1)	$(177.9)	$4.6	$162.5	$289.0	$389.3	$244.7	$(12.1)	$26.8	$-

V.	Net liability	$1,808.5	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8	$793.1
	Reinsurance recoverables	261.5	256.6	332.3	593.7	648.2	924.4	1,181.3	1,265.6	1,195.0	1,112.8	1,026.9
	Gross liability	$2,070.0	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.1	$2,324.4	$2,449.9	$2,541.3	$2,111.6	$1,820.0

VI.	Re-estimated net liability	$1,657.7	$1,520.4	$1,493.0	$1,351.8	$1,446.9	$1,417.7	$1,532.4	$1,429.0	$1,334.2	$1,025.6
	Re-estimated reinsurance recoverables	319.5	298.2	362.6	669.2	921.3	1,248.4	1,357.2	1,309.6	1,246.0	1,140.4
	Re-estimated gross liability	$1,977.2	$1,818.6	$1,855.6	$2,021.0	$2,368.2	$2,666.1	$2,889.6	$2,738.6	$2,580.2	$2,166.0

Unpaid losses and LAE on a GAAP basis were $1,820.0 million and $2,111.6 million at December 31, 2005 and 2004, respectively. Unpaid losses and LAE on a statutory basis were $576.6 million and $823.3 million at December 31, 2005 and 2004, respectively. The primary differences between our GAAP and statutory loss reserves reflect: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2005 and 2004, our gross unpaid losses and LAE were recorded net of discount of $203.6 million and $244.2 million, respectively. Our net liability for unpaid losses and LAE was recorded net of discount of $59.8 million and $70.5 million at December 31, 2005 and 2004, respectively. Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2005 and 2004 were $428.9 million and $448.7 million, net of discount of $40.4 million and $48.2 million, respectively. Unpaid losses on certain workers’ compensation claims are discounted to present value using our actual payment experience and mortality and interest assumptions as mandated by the statutory accounting practices prescribed by the Pennsylvania Insurance Department. We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable. Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion reduced pre-tax results by $3.7 million and $3.9 million in 2005 and 2004 respectively.

At December 31, 2005, our loss reserves were stated net of $25.7 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts already received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

For additional information regarding our loss reserves and prior year loss development, see Note 4 in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group - Losses and Expenses,” “Run-off Operations” and “Loss Reserves and Reinsurance.”

INVESTMENTS

An important component of our financial results is the return on invested assets. Our investment objectives are to (i) seek competitive after-tax income and total returns, (ii) maintain high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. Liquidity requirements are met primarily through operating cash flows and maintaining a portfolio whose maturities consider expected cash flow requirements.

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

We do not currently have any derivative financial instruments in our investment portfolio. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 11% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including financing subsidiaries of automotive manufacturers.

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

Rating agencies rate insurance companies based on financial strength and the ability to pay claims and other factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations. We currently participate in the ratings process of A.M. Best and Moody’s Investor Services. Other rating agencies also rate our securities, which we do not disclose in our reports.

The rating scales of A.M. Best and Moody’s are characterized as follows:

•	A.M. Best—A++ to S (“Superior” to “Suspended”)
•	Moody’s—Aaa to C (Exceptional financial security to lowest-rated class)

As of February 28, 2006, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best		Moody's(1)

Pooled Companies(2)	A-	(4th of 16)	Ba1	(11th of 21)

PMA Capital Insurance Company	B+	(6th of 16)	B1	(14th of 21)

Senior Debt Ratings:	Moody's (1)
PMA Capital Corporation	B3	(16th of 21)

(1)	Developing outlook.
(2)
The Pooled Companies represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.

A downgrade in the A.M. Best ratings of the Pooled Companies would result in a material loss of business as policyholders move to other companies with higher financial strength ratings. Accordingly, such a downgrade to our A.M. Best financial strength ratings would have a material adverse effect on our results of operations, liquidity and capital resources. A downgrade in our debt ratings could affect our ability to raise additional debt with terms favorable to us.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

See “Item 1A - Risk Factors” for additional information regarding our ratings.

REGULATORY MATTERS

General

One or more of the Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by all 50 states and Puerto Rico and the District of Columbia. Although PMACIC is currently in run-off, it maintains licenses or is accredited to transact business in, and is subject to regulation and supervision by, 49 states and the District of Columbia.

In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations. The Pooled Companies and PMACIC are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms, certain terms and conditions and related material and, for certain lines of insurance, including rate-sensitive workers’ compensation, the approval of rates. Property and casualty reinsurers are generally not subject to filing or other regulatory requirements applicable to primary standard lines insurers with respect to rates, underwriting rules and policy forms. All insurers and reinsurers that are domiciled in the United States are required to file financial statements that are prepared in accordance with Statutory Accounting Principles with their state of domicile, as well as with any other states which grant them a license or authority.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provided federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. In January 2006, the Terrorism Risk Insurance Extension Act of 2005 ("TRIEA") became effective. TRIEA expires on December 31, 2007 and extends most of the original provisions of TRIA. For terrorist acts to be covered under TRIEA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIEA contains a “make available” provision, which requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. For 2006, TRIEA requires insurers to pay a deductible equal to 17.5% of commercial line (as defined by TRIEA) direct earned premiums. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIEA contains an annual limit of $100 billion of covered industry-wide losses. TRIEA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $63 million in 2006 if a covered terrorist act were to occur.

Workers’ compensation policy forms were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting new and renewal commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has lead it to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted terrorism related premium surcharges for workers’ compensation insurance in all states. The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks. For additional information regarding The PMA Insurance Group’s underwriting criteria, see “Business - The PMA Insurance Group, Underwriting” section of this Form 10-K.

Because of the unpredictable nature of terrorism, and the deductibles that we have under TRIEA, future terrorist attacks may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity.

While we do not write health insurance, federal and state rules and regulations affecting health care services can affect the workers’ compensation services we provide. We cannot predict what health care reform legislation will be adopted by Congress or by state legislatures where we do business or the effect, if any, that the adoption of health care legislation or regulations at the federal or state level will have on our results of operations.

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. The Pennsylvania Insurance Department last completed examinations of PMA Capital Insurance Company and the Pooled Companies as of and for the year ended December 31, 2002. The examinations did not result in any material adjustments to our statutory capital as previously filed in our statutory financial statements. No material qualitative matters were raised as a result of the examinations.

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

As a result of discussions with the Pennsylvania Insurance Department, PMACIC entered into a voluntary agreement with the Department, dated December 22, 2003. Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $19.6 million as of December 31, 2005) of the fair market value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. The letter agreement shall remain in effect until the Commissioner, or PMACIC and the Commissioner, determine it is no longer necessary, or until and unless it is superseded by a regulatory order.

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.”

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

The Pooled Companies paid dividends of $7.0 million to PMA Capital Corporation in 2005. As of December 31, 2005, the Pooled Companies can pay up to $25.1 million in dividends to PMA Capital Corporation during 2006 without the prior approval of the Pennsylvania Insurance Department. In accordance with our June 2004 Order from the Pennsylvania Insurance Department, PMACIC was prohibited from paying any dividends to PMA Capital Corporation in 2005. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. See “Business - Regulatory Matters - Insurance Holding Company Regulation” for further information regarding restrictions on PMACIC’s ability to pay dividends to PMA Capital Corporation.

In addition to the regulatory restrictions, we may not declare or pay cash dividends or distributions on our Class A Common stock if we elect to exercise our right to defer interest payments on our $43.8 million of junior subordinate debt outstanding.

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

At December 31, 2005, the RBC ratios of the Pooled Companies ranged from 480% to 1331% and PMACIC’s RBC ratio was 547%.

We believe that we will be able to maintain the RBC ratios of the Pooled Companies in excess of “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, including but not limited to changes in the regulatory environment, economic conditions and competitive conditions in the jurisdictions in which we write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2005, none of the Pooled Companies reported any unusual values while PMACIC reported two unusual values, relating to: (1) change in net premiums and (2) the liabilities to liquid assets ratio. The unusual value for the change in net premiums written occurred because PMACIC reported a modest amount of positive net premiums written in 2005, compared to negative net premiums written in 2004.  The unusual value relating to the liabilities to liquid assets ratio is principally due to $148.9 million of assets, such as funds held by reinsureds and deposit accounting assets, that are not considered liquid assets for the purpose of this calculation while their offsetting liabilities are included in the total liability amount.

EMPLOYEES

As of February 1, 2006, we had 970 full-time employees. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We consider the relationship with our employees to be good.

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

The Annual Statements for PMACIC and the Pooled Companies, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices. Annual Statements for the years ended December 31, 2005, 2004 and 2003 for each of these subsidiaries are available on the Investor Information portion of our website www.pmacapital.com.

GLOSSARY OF SELECTED INSURANCE TERMS

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.

Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.

Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered.

Broker
One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.

Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.

Casualty insurance and/or
reinsurance
Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from.

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

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned.

Commutation	Transaction in which policyholders and insurers surrender all rights and are relieved from all obligations under an insurance or reinsurance contract.

Direct reinsurer, direct
underwriter, direct writer	A reinsurer and/or insurer that markets and sells reinsurance and/or insurance directly to its reinsureds and/or insureds without the assistance of brokers or agents.

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

Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserve applied to the business it cedes to a reinsurer.

Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported
(“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses
The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).

Indemnity benefits	Amounts paid directly to an injured worker as compensation for lost wages.

Loss adjustment expenses
("LAE")	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.

Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and can not be, an exact measure of an insurers’ ultimate liability.

Manual rates	Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Novation	The substitution of one party to a contract by another, with the consent of the other contracting party.

Occurrence policy	A term describing an insurance policy that covers an incident occurring while the policy is in force regardless of when the claim arising out of that incident is asserted.

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

Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

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

Unearned premium reserve
Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

Item 1A. Risk Factors

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, liquidity or prospects could be affected materially.

Reserves are estimates and do not and cannot represent an exact measure of liability. If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Our reserves as of December 31, 2005 were in the aggregate $1.8 billion, consisting of $1.1 billion related to The PMA Insurance Group and $699 million related to the Run-off Operations. During the years ended December 31, 2005 and 2003, we increased our reserves for prior years’ losses and loss adjustment expenses by $26.8 million and $218.8 million, respectively. Reserves are estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future outcomes. The inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages than for property coverages. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We refer to this business as “long-tail” business. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. Long-tail products are generally subject to more unforeseen development and uncertainty than shorter tailed products. Additionally, as reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers. This also generally leads to more unforeseen development and uncertainty.

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

We have recorded significant reserve charges in the past. In the first quarter of 2005, we recorded a charge of $30 million pre-tax, related to higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. In the third quarter of 2003, we recorded a charge of $150 million pre-tax, related to higher than expected underwriting losses, primarily from casualty reinsurance business written in accident years 1997 to 2000. As a result of this charge, the financial strength ratings of our insurance subsidiaries and our debt ratings were reduced, and we decided to exit the reinsurance business. We also suspended the payment of our regular cash dividend. Our capital position was diminished due to each of these charges. If, in the future, actual losses and loss adjustment expenses are greater than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. A significant increase in reserves could have a material adverse effect on our insurance ratings and our ability to continue in the ordinary course of our business.

Because insurance ratings, particularly from A.M. Best, are important to our policyholders, downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and our debt. Ratings are not recommendations to buy our securities.

Between November 2003 and November 2004, The PMA Insurance Group’s financial strength rating was downgraded from “A-” to “B++”. This constrained its ability to attract and retain business. Certain clients, particularly large account clients and clients in the construction industry, will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating. The PMA Insurance Group’s “A-” rating was restored on November 15, 2004, which allowed us to significantly increase new business written and improve retention ratios for 2005 compared to 2004. However, any future downgrade in The PMA Insurance Group’s A.M. Best rating might result in a material loss of business as policyholders might move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business. Accordingly, such a downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

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

In June 2004, the Pennsylvania Insurance Department approved our application for our primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. As a result, the Pooled Companies became direct subsidiaries of PMA Capital Corporation and can pay dividends directly to PMA Capital Corporation. In its Order approving the unstacking, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends or return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.” As a result, we may not be able to receive dividends from PMACIC at times and in amounts necessary to meet our debt obligations and corporate expenses. As of December 31, 2005, the statutory surplus of PMACIC was $204.9 million, which included $11.4 million of unassigned surplus, and its risk based capital ratio was 547% of Authorized Control Level Capital.

We may not have sufficient funds to satisfy our obligations under our indebtedness and our other financial obligations.

As of December 31, 2005, we had $196.2 million of outstanding indebtedness. Our ability to service our indebtedness and to meet our other financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors, including factors beyond our control. In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets. However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are acceptable to us. In addition, we may be required to use all or a portion of the proceeds of such transactions to repay obligations under our 6.50% Convertible Debt or our 8.50% Monthly Income Senior Notes due 2018. Accordingly, we cannot assure you that we will have sufficient funds to satisfy our obligations under our indebtedness and to meet our other financial obligations.

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

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards and regulations. We believe that our reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. These coverage issues in cases where we are a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not product or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to our financial condition, results of operations and liquidity. At December 31, 2005, 2004 and 2003, gross reserves for asbestos-related losses were $26.9 million, $27.9 million, and $37.8 million, respectively ($13.2 million, $14.0 million and $17.8 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $10.2 million, $10.3 million and $14.9 million related to IBNR losses at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, gross reserves for environmental-related losses were $15.3 million, $16.1 million and $14.2 million, respectively ($5.0 million, $6.4 million and $8.8 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $2.0 million, $3.0 million and $3.7 million related to IBNR losses at December 31, 2005, 2004, and 2003, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In addition to the uncertainties with respect to asbestos and environmental claims discussed above, recent examples of emerging claims and coverage issues that have affected us include:

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

Approximately 88% of The PMA Insurance Group’s business in 2005 was produced through independent agents and brokers. We do business with a large number of independent brokers on a non-exclusive basis and we cannot rely on their ongoing commitment to our insurance products.

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

Additionally, The New York Attorney General and certain other state regulators have conducted investigations and taken legal actions against certain brokers and insurance companies concerning their compensation agreements and other practices.  Various states’ Insurance Departments and Attorneys General have also made inquiries of and issued subpoenas to insurance companies and insurance producers domiciled or doing business in their states. We received inquiries in 2004 from the Pennsylvania and North Carolina Insurance Departments concerning our business relationships with brokers, as did most or all other insurance companies doing business in these jurisdictions. We have responded fully to these inquiries and believe that our contractual relationships and business practices with agents and brokers are in compliance with all applicable statutes and regulations.

Our failure to realize our deferred income tax asset could lead to a writedown, which could adversely affect our results of operations and financial position.

Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist. As of December 31, 2005, our net deferred tax asset was $103.7 million. Failure to achieve projected levels of profitability could lead to a writedown in the deferred tax asset if the recovery period becomes uncertain or longer than expected.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding). During 2005, we had $433.7 million of gross premiums written of which we ceded $48.5 million, or 11% of gross premiums written, to reinsurers for reinsurance protection. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2005, we had $1.1 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Our ability to collect reinsurance is dependent upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers. We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. See Note 5 in Item 8 of this Form 10-K for additional information on current disputes with reinsurers.

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

This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;
•	restrictions of certain transactions between our insurance subsidiaries and their affiliates, including us;
•	restrictions on the nature, quality and concentration of investments;
•	limitations on the rates that we may charge on our primary insurance business;
•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	limitations on the amount of dividends that insurance subsidiaries can pay;
•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business;
•	certain required methods of accounting;
•	reserves for unearned premiums, losses and other purposes; and
•
assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

On December 22, 2003, PMACIC entered into a voluntary agreement with the Pennsylvania Insurance Department. Pursuant to the agreement, PMACIC has agreed to request the Pennsylvania Insurance Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent of the fair market value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. Finally, the Pennsylvania Insurance Department may impose additional operational or administrative restrictions deemed necessary by the Pennsylvania Insurance Commissioner for implementation of the agreement. These restrictions, as well as any further restrictions on the conduct of PMACIC’s business, may adversely affect its ability to efficiently conduct the run-off of its insurance liabilities.

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.”

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance subsidiaries or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. During 2005, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries which would have a material adverse effect on our results of operations or financial condition.

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

Our business is highly competitive and we believe that it will remain so for the foreseeable future. The PMA Insurance Group has six major competitors: Liberty Mutual Group, American International Group, Inc., Zurich/Farmers Group, St. Paul Travelers, The Hartford Insurance Group and CNA. All of these companies and some of our other competitors have greater financial, marketing and management resources than we do.

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

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and
•	changing practices caused by technology, which have led to greater competition in the insurance industry.

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

We currently maintain and intend to continue to maintain an investment portfolio primarily of fixed-income securities. The fair value of these securities can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship to changes in interest rates, while net investment income earned by us from future investments in fixed-income securities will generally increase or decrease in a direct relationship with changes in interest rates. Our overall investment strategy is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers, industry segments and geographic regions. However, there can be no assurance that our investment securities will not become impaired or decline in quality or value. All of our fixed-income securities are classified as available for sale; as a result, changes in the market value of our fixed-income securities are reflected in our balance sheet. Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed-income investments, which could have an adverse effect on our results of operations and financial condition.

Our business is dependent upon our key executives, certain of whom do not have employment agreements with restrictive covenants and can leave our employment at any time.

Our success depends significantly on the efforts and abilities of our key executives. We currently have employment agreements that include restrictive covenants with three of our key executives; however, we do not have employment agreements with our other executives. Accordingly, such other executives may leave our employment at any time. Our future results of operations could be adversely affected if we are unable to retain our current executives, attract new executives or if our current executives leave our employ and join companies that compete with us.

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

Man-made events, such as terrorism, can also cause catastrophes. For example, the attack on the World Trade Center has, to date, resulted in approximately $31 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection. Because of the jury verdict on December 6, 2004 that concluded that the attack on the World Trade Center was two occurrences instead of one, this estimate may change. However, it is difficult to fully estimate our losses from the attack given the uncertain nature of damage theories and loss amounts, the possible development of additional facts related to the attack and whether the recent court decision will be successfully appealed. As more information becomes available, we may need to change our estimate of these losses.

Although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”), which expires December 31, 2007, may mitigate the impact of future terrorism losses in connection with the commercial insurance business offered by The PMA Insurance Group, the amount of losses a company must retain and the fact that certified nuclear, biological and chemical events are not covered in The PMA Insurance Group’s reinsurance treaties, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity. The PMA Insurance Group would have a deductible of approximately $63 million in 2006 if a covered terrorist act were to occur.

We face a risk of non-availability of reinsurance, which could materially affect our ability to write business and our results of operations.

Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot assure you that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or a reduction in our insurance writings.

Purported class action lawsuits may result in financial losses and may divert management resources. In addition, we are subject to litigation in the ordinary course of our business.

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A Common stock, 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt”) and 8.50% Monthly Income Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. We intend to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted our previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on us. However, the lawsuit may have a material adverse effect on our financial condition, results of operations and liquidity.

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

Provisions in our charter documents may impede attempts to replace or remove our current directors with directors favored by shareholders.

Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent changes in our board of directors that shareholders may desire. These provisions include:

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

Item 1B. Unresolved Staff Comments

None

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

Through various wholly-owned subsidiaries, we also own and occupy additional office facilities in three other locations and rent additional office space for our insurance operations in 16 other locations. We believe that such owned and leased properties are suitable and adequate for our current business operations.

Item 3. Legal Proceedings

We are continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against it by our policyholders or other insurers. While the outcome of litigation arising out of our ordinary course of business, including insurance-related litigation, cannot be determined, litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity.

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

By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Vincent T. Donnelly	53	President and Chief Executive Officer and a Director
William E. Hitselberger	48	Executive Vice President and Chief Financial Officer
Robert L. Pratter	61	Senior Vice President, General Counsel and Secretary

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common stock is listed on The Nasdaq Stock Market®. It trades under the stock symbol: PMACA.

The following is information regarding trading prices for our Class A Common Stock:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Class A Common Stock Prices:
High	$10.65	$9.00	$9.50	$9.73
Low	7.05	5.91	7.83	7.99
Close	8.00	8.83	8.78	9.13

2004
Class A Common Stock Prices:
High	$7.08	$9.13	$9.16	$10.85
Low	4.70	6.01	5.70	6.74
Close	6.07	9.00	7.55	10.35

There were 168 holders of record of our Class A Common stock at February 28, 2006. On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common stock. Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. Furthermore, in its Order approving the transfer of the Pooled Companies from PMA Capital Insurance Company (“PMACIC”) to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. For additional information on these restrictions, see “Item 7 - MD&A - Liquidity and Capital Resources.”

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
10/1/05-10/31/05	1,148,188	$17.715	-	-
11/1/05-11/30/05	157,322	$17.361	-	-
12/1/05-12/31/05	-	-	-	-

The transactions above represent the purchase, in the open market, of a portion of our outstanding 6.50% Convertible Debt and the retirement of the conversion option related to such debt. The average price paid per share was calculated by dividing the total cash paid for the debt by the number of shares of Class A Common stock into which the debt was convertible.

Item 6. Selected Financial Data

(dollar amounts in thousands, except per share data)	2005	2004	2003 (1)	2002 (1)	2001 (1)

Net Premiums Written	$385,225	$301,610	$1,192,254	$1,104,997	$769,058

Consolidated Results of Operations:
Net premiums earned	$368,030	$518,585	$1,198,165	$991,011	$732,440
Net investment income	48,663	56,945	68,923	84,881	86,945
Net realized investment gains (losses)	2,117	6,493	13,780	(16,085)	7,988
Other revenues	24,286	30,701	24,282	18,374	24,651
Total consolidated revenues	$443,096	$612,724	$1,305,150	$1,078,181	$852,024
Components of net income (loss)(2):
Pre-tax operating income (loss):
The PMA Insurance Group	$22,020	$13,166	$21,541	$25,346	$23,148
Run-off Operations(3)	(26,933)	5,509	(80,376)	(74,204)	(29,355)
Corporate and Other	(24,219)	(21,223)	(22,691)	(14,214)	(6,197)
Net realized investment gains (losses)	2,117	6,493	13,780	(16,085)	7,988
Income (loss) before income taxes	(27,015)	3,945	(67,746)	(79,157)	(4,416)
Income tax expense (benefit)	(5,995)	2,115	25,823	(31,133)	(11,519)
Net income (loss)	$(21,020)	$1,830	$(93,569)	$(48,024)	$7,103

GAAP Insurance Ratios:
The PMA Insurance Group:
Loss and LAE ratio	72.6%	74.9%	77.6%	75.0%	74.7%
Expense Ratio(4)	30.3%	29.4%	25.1%	26.4%	26.7%
Policyholders' dividend ratio	1.4%	1.1%	0.1%	1.8%	4.1%
Combined ratio(5)	104.3%	105.4%	102.8%	103.2%	105.5%
Operating ratio(6)	95.4%	98.4%	97.0%	94.5%	94.1%

Per Share Data:
Weighted average shares:
Basic	31,682,648	31,344,858	31,330,183	31,284,848	21,831,725
Diluted	31,682,648	31,729,061	31,330,183	31,284,848	22,216,695
Net income (loss) per share
Basic	$(0.66)	$0.06	$(2.99)	$(1.53)	$0.33
Diluted	$(0.66)	$0.06	$(2.99)	$(1.53)	$0.32
Dividends declared per Class A Common share	$-	$-	$0.315	$0.42	$0.42
Shareholders' equity per share	$12.70	$14.06	$14.80	$18.56	$19.64

Consolidated Financial Position:
Total investments	$1,107,251	$1,427,832	$2,012,187	$1,828,610	$1,775,335
Total assets	2,888,045	3,250,302	4,187,958	4,105,794	3,802,979
Reserves for unpaid losses and LAE	1,820,043	2,111,598	2,541,318	2,449,890	2,324,439
Debt	196,181	210,784	187,566	151,250	62,500
Shareholders' equity	406,223	445,451	463,667	581,390	612,006
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

(2)
Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations. Accordingly, we report operating income by segment in Note 15 of our Consolidated Financial Statements.

(3)
On November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business, previously known as PMA Re. The results of PMA Re and Caliber One, our former excess and surplus lines business that was placed into run-off in 2002, are now reported as Run-off Operations.

(4)
The expense ratio equals the sum of acquisition and insurance-related operating expenses divided by net premiums earned. Acquisition and insurance-related expenses for The PMA Insurance Group were $108.7 million, $129.7 million, $142.7 million, $108.6 million and $92.3 million for 2005, 2004, 2003, 2002 and 2001, respectively.

(5)
The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses plus acquisition and operating expenses and policyholders' dividends (where applicable), all divided by net premiums earned.

(6)	The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2005, compared with December 31, 2004, and the results of operations of PMA Capital for 2005 and 2004, compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See “Cautionary Statements” on page 62 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1A - Risk Factors” for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation and to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment. Our Run-off Operations include our prior reinsurance and excess and surplus lines operations.

Our business profile changed significantly in 2003 and 2004. On November 4, 2003, we announced a third quarter pre-tax charge of $150 million to increase the loss reserves for our reinsurance business for prior accident years. Following this announcement, A.M. Best Company, Inc. (“A.M. Best”) reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies, our primary insurance subsidiaries, to B++ (Very Good). On November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business. We also decided in November 2003 to suspend the payment of dividends on our Class A Common stock.

On November 15, 2004, A.M. Best restored The PMA Insurance Group's financial strength rating to A- (Excellent) after we changed our corporate structure and extended the first put date associated with our convertible debt. This rating restoration has enabled us to increase new business written and business retention rates in 2005 compared to 2004.

In 2005, we saw an increase in new business at The PMA Insurance Group, with $108.5 million of new business in 2005, up from $46.4 million for 2004. Our renewal retention rate improved throughout 2005, ending the year at 76% for workers’ compensation business, up from 62% in 2004. The improving retention rates and new business opportunities resulted in a 3% increase in our direct written premiums for 2005 compared to 2004.

As of December 31, 2005, our total outstanding debt had decreased to $196.2 million, compared to $210.8 million at December 31, 2004, primarily due to the open market purchases of $25.7 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”), which was partially offset by the issuance of $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”) by one of our insurance subsidiaries. We financed the purchases of 6.50% Convertible Debt through the issuance of the Surplus Notes at The PMA Insurance Group, and also directly purchased a portion of these bonds at our Run-off Operations.

We had $73.4 million aggregate principal amount of 6.50% Convertible Debt outstanding at December 31, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is in run-off, owned the primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, until June 2004. In its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.” At December 31, 2005, PMACIC’s risk-based capital is 547% of Authorized Control Level Capital.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. The PMA Insurance Group also earns other revenues by providing risk control and claims adjusting services to customers. As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income. The types of expenses that we incur are:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business. This includes commissions paid to agents and brokers, and the internal expenses to operate the business segment; and

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

RESULTS OF OPERATIONS

Consolidated Results

We recorded a net loss of $21.0 million in 2005, compared to net income of $1.8 million in 2004 and a net loss of $93.6 million in 2003.  The net loss for 2005 included the after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at our Run-off Operations.

Net income for 2004 was reduced by $6.4 million after-tax ($9.8 million pre-tax) for the loss on the exchange and sale of our 6.50% Convertible Debt.  This loss included a loss on the debt exchange of $3.9 million after-tax ($6.0 million pre-tax) and a loss of $2.5 million after-tax ($3.8 million pre-tax) for the subsequent increase in the fair value of the derivative component of the 6.50% Convertible Debt.

Results for 2004 were also reduced by $3.9 million after-tax ($6.0 million pre-tax) which was attributable to our purchasing reinsurance that protects our statutory capital in the event of further adverse loss development at the

Run-off Operations. Also included in 2004 results was an after-tax gain of $4.3 million ($6.6 million pre-tax) on the sale of a partnership interest.

The net loss for 2003 reflects a third quarter after-tax charge of $97.5 million ($150 million pre-tax), to increase loss reserves for our reinsurance business.  On November 6, 2003, we announced our decision to exit the reinsurance business.  Additionally, we established a valuation allowance of $49 million on our deferred tax asset in 2003.

Included in 2005 and 2004 results were after-tax net realized investment gains of $1.4 million and $4.2 million, primarily reflecting sales reducing our per issuer exposure and general duration management trades.  These after-tax net realized gains for 2005 and 2004 were reduced by $2.4 million and $2.5 million, respectively, due to increases in the fair value of the derivative component of our 6.50% Convertible Debt.  After-tax net realized gains were $9.0 million in 2003.  Net realized investment gains in 2003 were primarily attributable to sales intended to change the duration of our investment portfolio in order to better match our cash flows with our liability payouts.

Consolidated revenues were $443.1 million, $612.7 million and $1,305.2 million in 2005, 2004 and 2003. The decrease in 2005 was primarily due to lower earned premiums at The PMA Insurance Group. The 2004 decrease was primarily due to lower earned reinsurance premiums due to our decision to place our reinsurance business into run-off in November 2003.

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

The following is a reconciliation of our segment operating results to GAAP net income (loss). See Note 15 of our Consolidated Financial Statements for additional information.

(dollar amounts in thousands)	2005	2004	2003

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$22,020	$13,166	$21,541
Run-off Operations	(26,933)	5,509	(80,376)
Corporate and Other	(24,219)	(21,223)	(22,691)
Net realized investment gains	2,117	6,493	13,780
Income (loss) before income taxes	(27,015)	3,945	(67,746)
Income tax expense (benefit)	(5,995)	2,115	25,823
Net income (loss)	$(21,020)	$1,830	$(93,569)

We provide combined ratios and operating ratios for The PMA Insurance Group on page 37. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by net premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

(dollar amounts in thousands)	2005	2004	2003

Net premiums written	$375,793	$377,795	$603,593
Net premiums earned	358,642	442,343	570,032
Net investment income	31,745	30,984	32,907
Other revenues	23,880	23,768	21,396
Total revenues	414,267	497,095	624,335

Losses and LAE	260,276	331,181	442,502
Acquisition and operating expenses	126,571	147,749	159,651
Dividends to policyholders	5,174	4,999	641
Total losses and expenses	392,021	483,929	602,794

Operating income before income
taxes and interest expense	22,246	13,166	21,541

Interest expense	226	-	-

Pre-tax operating income	$22,020	$13,166	$21,541

Combined ratio	104.3%	105.4%	102.8%
Less: net investment income ratio	8.9%	7.0%	5.8%
Operating ratio	95.4%	98.4%	97.0%

Pre-tax operating income for The PMA Insurance Group was $22.0 million in 2005 compared to $13.2 million in 2004 and $21.5 million in 2003. The increased pre-tax operating income in 2005, compared to 2004, primarily reflects improved underwriting results. The lower pre-tax operating income in 2004, compared to 2003, primarily reflects lower underwriting results and lower net investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:
(dollar amounts in thousands)	2005	2004	2003

Workers' compensation and integrated disability:
Direct premiums written	$347,681	$341,242	$546,059
Premiums assumed	22,272	34,401	24,799
Premiums ceded	(35,245)	(34,328)	(58,707)
Net premiums written	$334,708	$341,315	$512,151
Commercial Lines:
Direct premiums written	$50,195	$45,801	$106,399
Premiums assumed	1,457	1,610	1,177
Premiums ceded	(10,567)	(10,931)	(16,134)
Net premiums written	$41,085	$36,480	$91,442
Total:
Direct premiums written	$397,876	$387,043	$652,458
Premiums assumed	23,729	36,011	25,976
Premiums ceded	(45,812)	(45,259)	(74,841)
Net premiums written	$375,793	$377,795	$603,593

Direct workers’ compensation and integrated disability premiums written were $347.7 million in 2005, compared to $341.2 million in 2004. In 2004, direct workers’ compensation and integrated disability premiums written decreased 38%, compared to 2003, primarily reflecting the impact of the B++ A.M. Best financial strength rating between November 2003 and November 2004.  This rating constrained our ability to write new business and to retain existing business in 2004. In addition, direct workers’ compensation premiums written for 2003 contained $35 million of retrospectively rated premiums recorded in the fourth quarter under loss sensitive policies that were attributable to higher than expected losses for accident years 2001 and 2002. See “Losses and Expenses” beginning on page 39 for additional information. Our renewal retention rate on existing workers’ compensation accounts was 76% for 2005 compared to 62% for 2004 and 84% for 2003. New workers’ compensation and integrated disability business was $92.7 million in 2005, compared to $42.1 million for 2004 and $133.3 million for 2003, respectively. We obtained price increases of approximately 4% in 2005, 6% in 2004, and 10% in 2003 on workers’ compensation business.

For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments. Workers’ compensation manual rates for The PMA Insurance Group’s business in its principal marketing territories increased on average 2% in 2005, 4% in 2004 and 8% in 2003. These increases in manual rates generally reflect the effects of higher average medical and indemnity costs in recent years. Manual rate changes directly affect the prices that The PMA Insurance Group can charge for its rate sensitive workers’ compensation products, which comprised 57% of workers’ compensation premiums written in 2005.

In February 2006, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 8.6%, which was approved by the PA Department of Insurance and will become effective on April 1, 2006. While this will result in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account, and we do not expect that the filed loss costs would result in a reduction in premiums in Pennsylvania at a level of the loss costs, based on our current views of the experience modification factors and potential future experience of our book of business. We can and will continue to determine our business pricing through schedule charges/credits that we file and can use to limit the effect of filed loss cost changes. We also believe that the loss cost change should not significantly affect the results or the profitability of our loss sensitive book of business, which represents approximately 40% of our Pennsylvania workers' compensation book of business.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $4.4 million in 2005, compared to 2004, reflecting an increase in new business premium from $4.3 million in 2004 to $15.8 million in 2005. Our renewal retention rate on existing accounts was 80% for 2005 compared to 40% for 2004. We obtained overall price increases on other commercial lines averaging approximately 4% in 2005. Direct writings decreased by $60.6 million in 2004, compared to 2003, reflecting the impact of The PMA Insurance Group’s B++ A.M. Best financial strength rating, which was partially offset by a 19% average price increase.

Premiums assumed decreased $12.3 million in 2005 and increased $10.0 million in 2004, due primarily to fluctuations in our direct premiums written, compared to the immediately preceding years. Assumed premiums primarily relate to involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded increased by $553,000 and decreased by $29.6 million in 2005 and 2004 respectively, compared to the immediately preceding years. Premiums ceded for workers’ compensation and integrated disability increased by $917,000 in 2005, compared to 2004, primarily because The PMA Insurance Group lowered its aggregate deductible for losses in excess of $250,000 to $12.6 million from $18.8 million on its workers’ compensation reinsurance program. Premiums ceded for workers’ compensation and integrated disability decreased by $24.4 million in 2004, compared to 2003, as a result of lower direct premiums written for those lines and because The PMA Insurance Group increased its aggregate annual deductible for losses in excess of $250,000 to $18.8 million from $5.0 million on its workers’ compensation reinsurance program. Premiums ceded for Commercial Lines were lower by $364,000 and $5.2 million in 2005 and 2004, respectively, compared to the immediately preceding years, primarily reflecting the decrease in direct premiums earned for commercial lines.

Net premiums written and earned decreased by 1% and 19%, respectively, in 2005, compared to 2004 and decreased 37% and 22%, respectively, in 2004, compared to 2003. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in premiums earned, as was the case in 2004. However, the decrease in net premiums earned in 2005, compared to 2004 is greater than the decrease in net premiums written, reflecting the combined effect of lower net premiums written in 2004 compared to 2003 and lower net premiums written in the first half of 2005 compared to the corresponding period of 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made. We made such an adjustment in 2003 as described above.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	2005	2004	2003

Loss and LAE ratio	72.6%	74.9%	77.6%
Expense ratio:
Acquisition expenses	19.9%	19.5%	15.9%
Operating expenses(1)	10.4%	9.9%	9.2%
Total expense ratio	30.3%	29.4%	25.1%
Policyholders' dividend ratio	1.4%	1.1%	0.1%
Combined ratio	104.3%	105.4%	102.8%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $37.4 million, $43.7 million and $52.2 million for 2005, 2004 and 2003, respectively.

The loss and LAE ratio improved 2.3 points in 2005, compared to 2004. The improved loss and LAE ratio primarily reflects a lower current accident year loss and LAE ratio in 2005, compared to 2004. Price increases and payroll inflation have slightly outpaced an increase in overall loss trends in workers' compensation. We estimate our medical cost inflation, which is a significant component of loss costs, for 2005 to be 9%, compared to our 2004 estimate of 11%. The medical cost inflation rate has declined mainly due to our network and managed care initiatives throughout 2005 which has benefited our current year loss ratio. We do not expect the rate of decline in medical cost inflation to be as significant in 2006. The 2005 loss ratio has also benefited from a change in the geographic mix of our business.

The loss and LAE ratio improved 2.7 points in 2004, compared to 2003. The lower loss and LAE ratio in 2004, compared to 2003, primarily reflects the effects on the 2003 loss and LAE ratio of the higher than expected losses and LAE for workers’ compensation business written for accident years 2001 and 2002 as discussed below, partially offset by a higher current accident year loss and LAE ratio in 2004. Medical cost inflation was 11% for both 2004 and 2003.

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

The total expense ratio increased 0.9 points in 2005, compared to 2004, primarily due to lower earned premiums. Overall operating expenses decreased approximately $6.4 million in 2005 compared to 2004, primarily due to a reduction in head count. The 2004 total expense ratio increased 4.3 points compared to 2003. In addition to the 1.5 point impact in the total expense ratio for 2003 discussed above, the 2.8 point increase was due to the fact that we did not reduce our level of operating expenses as quickly as revenues decreased in order to be in a position to respond to anticipated market demand after the restoration of the A- financial strength rating.

Net Investment Income

Net investment income was $761,000 higher and $1.9 million lower in 2005 and 2004 respectively, compared to the immediately preceding years. The higher net investment income in 2005, compared to 2004, primarily reflects an increase in invested asset yields of approximately 10 basis points offset by an average invested asset base that decreased approximately 2% in 2005. The lower net investment income in 2004, compared to 2003, primarily reflects a reduction in invested asset yields of approximately 50 basis points, partially offset by an average invested asset base that increased approximately 5% in 2004.

Run-off Operations

In November 2003, we announced our decision to withdraw from the reinsurance business previously served by our PMA Re operating segment and since that time, we have not written reinsurance. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we withdrew from in May 2002.

Summarized financial results of the Run-off Operations are as follows:

(dollar amounts in thousands)	2005	2004	2003

Net premiums written	$10,250	$(75,360)	$589,449
Net premiums earned	10,206	77,067	628,921
Net investment income	16,338	24,655	34,362
Other revenues	-	-	2,500
Total revenues	26,544	101,722	665,783

Losses and LAE	34,798	49,375	555,845
Acquisition and operating expenses	18,679	46,838	190,314
Total losses and expenses	53,477	96,213	746,159

Pre-tax operating income (loss)	$(26,933)	$5,509	$(80,376)

The Run-off Operations recorded a pre-tax operating loss of $26.9 million in 2005, pre-tax operating income of $5.5 million in 2004, and a pre-tax operating loss of $80.4 million for 2003. Net premiums earned, net investment income, losses and LAE, and acquisition and operating expenses decreased significantly in 2005 and 2004, compared to 2003, due to our exit from the reinsurance business. Results for 2003 reflected the third quarter $150 million charge to increase loss reserves for our reinsurance business associated mainly with accident years 1997 to 2000. Results for the Run-off Operations of past periods will not be indicative of future results as we expect net premiums earned, net investment income, losses and LAE, and acquisition and operating expenses to continue to decrease as we run-off this business.

Premiums written and earned in 2005 were primarily attributable to retrospective adjustments of policies written prior to our exit from the reinsurance business. Premiums written and earned declined significantly in 2004, compared to 2003, due to our exit from the reinsurance business. In 2004, there were significant cancellations of policies in force resulting in both negative written and earned premiums. Net premiums written and earned for 2004 also reflect a charge of $6.0 million for a reinsurance agreement covering potential adverse loss development.

Generally, trends in net premiums earned follow patterns similar to net premiums written. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made, as was the case in 2005.

Losses and LAE incurred decreased significantly for 2005 and 2004, compared to 2003. This is primarily due to the effects of lower net premiums earned in these years compared to 2003, and the adverse prior year loss development recorded in 2003. Losses incurred in 2005 included a first quarter charge of $30 million for adverse prior year loss development. In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001.

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

Operating expenses for 2005 and 2004 were significantly lower compared to the immediately preceding years due primarily to our exit from the reinsurance business. Operating expenses for 2003 include exit costs of $2.6 million, mainly employee termination benefits, as a result of the decision to exit from this business. Approximately 100 employees have been terminated in accordance with this exit plan and 38 positions, primarily claims and financial personnel, remain. We have established an employee retention arrangement for these remaining employees. Under this arrangement, expenses of $1.4 million and $1.7 million were recorded in 2005 and 2004, respectively, which included retention bonuses and severance. We expect to incur an additional $1 million of these expenses in 2006.

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

Net investment income was $16.3 million, $24.7 million and $34.4 million in 2005, 2004 and 2003, respectively. The lower net investment income in 2005, compared to 2004, reflects an average invested asset base that decreased by approximately 41% offset by higher yields of approximately 31 basis points and lower net interest credited of $4.0 million on funds held. The lower net investment income in 2004, compared to 2003, reflects lower yields of approximately 23 basis points on an average invested asset base that decreased approximately 18%, partially offset by lower net interest credited of $1.7 million on funds held. In a funds held arrangement, the ceding company retains the premiums, and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. This segment recorded pre-tax operating losses of $24.2 million, $21.2 million and $22.7 million in 2005, 2004 and 2003, respectively. The primary reason for the increased loss in 2005 was a $3.5 million increase in interest expense. This increase was due to a higher average amount of debt outstanding and a higher average interest rate on our convertible debt. Although the Company purchased $25.7 million par of its 6.50% Convertible Debt during the third and fourth quarters of 2005, the Corporate and Other segment will not benefit from the reduced level of consolidated interest expense because the bonds were purchased and held by its operating companies. For segment reporting purposes, the Company allocates interest income for the bonds owned by its operating companies and reduces its investment income in Corporate and Other.

The 2004 results were impacted by the sale of a real estate partnership interest that resulted in a pre-tax gain of $6.6 million, which is included in other revenues. Partially offsetting this gain was a pre-tax loss of $6.0 million related to the convertible debt exchange, including $4.7 million to record the 6.50% Convertible Debt at fair value and $1.3 million to write off the unamortized issuance costs on the 4.25% Convertible Debt. Results for 2004 also reflect lower operating expenses, partially offset by higher interest expense. Operating expenses for 2003 included approximately $3 million of accrued costs associated primarily with the remaining salary obligations under employment contracts with certain of our former executive officers.

LOSS RESERVES AND REINSURANCE

Loss Reserves

The following table represents the reserve levels(1) as of December 31, 2005 for each of the Company’s business segments and significant lines of business within those segments:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group:
Workers' compensation and integrated disability	$527,762	$428,301	$956,063
Commercial multi-peril/ General liability	42,768	74,395	117,163
Commercial automobile	25,165	23,075	48,240
	595,695	525,771	1,121,466
Run-off Operations:
Excess of loss reinsurance	$249,975	$154,741	$404,716
Pro rata reinsurance	137,983	81,578	219,561
Other	31,842	42,458	74,300
	419,800	278,777	698,577
Unpaid losses and loss adjustment expenses	$1,015,495	$804,548	$1,820,043

(1)	Unpaid losses and loss adjustment expenses for certain intercompany arrangements which eliminate in consolidation, are excluded from unpaid losses and loss adjustment expenses in this table.

Our consolidated unpaid losses and LAE, net of reinsurance, at December 31, 2005 and 2004 were $793.1 million and $998.8 million respectively, net of discount of $59.8 million and $70.5 million, respectively. Included in the consolidated unpaid losses and LAE are amounts related to our workers’ compensation claims of $428.9 million and $448.7 million, net of discount of $40.4 million and $48.2 million at December 31, 2005 and 2004, respectively. The discount rate used was approximately 5% at December 31, 2005 and 2004.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. This business is subject to more unforeseen development than shorter tailed lines of business would be. Our major long-tail lines include our workers’ compensation and casualty reinsurance business.

Additionally, reinsurers are dependent on their ceding companies for reporting information regarding incurred losses. The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company. Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves. For casualty lines of reinsurance, significant periods of time may elapse from the period that a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer. As all of the Company’s reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to the reinsurer. Because of these time lags, and because of the variability in reserving and reporting by ceding companies, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty.

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

In the ordinary course of the claims review process, we independently verify that reported claims by ceding companies are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will refuse to pay such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At December 31, 2005, we did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying financial statements.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2005, the related adjustments could have a material adverse effect on our financial condition, results of operations and liquidity. See the discussion under Losses and Expenses beginning on page 39, and Run-off Operations beginning on page 40 for additional information regarding increases in loss reserves for prior years.

At December 31, 2005, 2004 and 2003, our gross reserves for asbestos-related losses were $26.9 million, $27.9 million and $37.8 million, respectively ($13.2 million, $14.0 million and $17.8 million, net of reinsurance, respectively). At December 31, 2005, 2004 and 2003, our gross reserves for environmental-related losses were $15.3 million, $16.1 million and $14.2 million, respectively ($5.0 million, $6.4 million and $8.8 million, net of reinsurance, respectively).

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

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 55 for additional information. In addition, see “Cautionary Statements” on page 62 and “Item 1A - Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2005, 2004 and 2003, we ceded premiums totaling $48.9 million, $78.9 million and $228.6 million, and we ceded losses and LAE of $70.6 million, $99.8 million and $243.1 million to reinsurers and retrocessionaires.

At December 31, 2005 and 2004, we had amounts receivable from our reinsurers and retrocessionaires totaling $1,094.7 million and $1,142.6 million, respectively. As of December 31, 2005 and 2004, $54.8 million and $58.7 million, or 5% for each year, of these amounts were due to us on losses we have already paid. The remainder of the reinsurance receivables related to unpaid claims.

At December 31, 2005, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and affiliates(1)	$232,680	$224,231
Swiss Reinsurance America Corporation	145,894	8,659
PXRE Reinsurance Company	116,882	66,831
St. Paul Travelers and affiliates(2)	78,354	61,641
Houston Casualty Company	66,146	-
Imagine Insurance Company Limited	64,224	64,224
Hannover Rueckversicherungs AG	37,452	-
American Re-Insurance Company	27,710	24
Partner Reinsurance Company of the U.S.	27,086	-
Essex Insurance Company	24,176	-
GE Global Insurance Group(3)	21,148	-

(1)	Includes Trabaja Reinsurance Company ($220.1 million) and London Life & General Reinsurance Company ($12.6 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($58.7 million), Mountain Ridge Insurance Company ($12.6 million) and other affiliated entities ($7.1 million).
(3)	Includes GE Reinsurance Corporation ($19.0 million) and Employers Reinsurance Corporation ($2.1 million).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2005 and 2004, our reinsurance receivables were supported by $444.2 million and $507.2 million of collateral, respectively. Of the uncollateralized reinsurance receivables at December 31, 2005, 93% were due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” - 5%; “A+” - 41%; “A” - 36% and “A-” - 11%. We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible. In 2003, we wrote off reinsurance receivables of $3.0 million, all from the Run-off Operations.

The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

In February 2006, A.M. Best downgraded the rating of PXRE Reinsurance Company (“PXRE”) to “B+” from “A-” and issued a negative outlook. Our collateral from PXRE is in the form of an investment portfolio that is held in trust for our benefit, and we believe that the investment securities, together with the interest earned on the portfolio will be sufficient to pay all billings that we submit.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on our financial condition and results of operations.

At December 31, 2005, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits(1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$104.8 million	(3)
Other casualty lines (4)	$1.0 million		$49.0 million
Per Risk:
Property lines	$500,000		$19.5 million
Auto physical damage	$500,000		$2.5 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)	The PMA Insurance Group retains an aggregate $12.6 million deductible on the first layer of its workers' compensation reinsurance, which is $750,000 excess $250,000.
(3)	Our maximum limit for any one claimant is $5.8 million.
(4)	Effective January 1, 2006, the retention was reduced to $500,000 and the limit was increased to $49.5 million.

The PMA Insurance Group does not write a significant amount of natural catastrophe exposed business. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence. Our loss and LAE ratios were not significantly impacted by catastrophes in 2005, 2004 or 2003.

Certain portions of The PMA Insurance Group’s workers’ compensation reinsurance include coverage for terrorist acts. In 2005, the Company's per occurrence reinsurance coverage for $5 million excess of $1 million included coverage for terrorist acts, except for certified nuclear, biological and chemical events. Effective January 1, 2006, coverage for terrorist acts was added to the Company's existing per occurrence reinsurance to cover one half of losses between $6 million and $10 million, all losses between $10 million and $50 million, and one half of losses above $50 million to $70 million, subject to the Company’s TRIEA retention, except for nuclear, biological and chemical events. For nuclear, biological and chemical events, the Company added coverage for one half of the losses for $24 million excess of its $2 million retention.

Except as noted, with respect to the reinsurance and retrocessional protection shown in the table above, our treaties do not cover us for losses sustained from terrorist activities. Therefore, if future terrorist attacks occur, they may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

In 2004, the Run-off Operations purchased reinsurance to protect its statutory capital from adverse loss development of its loss and LAE reserves. Under the agreement, we ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Run-off Operations incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $27.2 million at December 31, 2005, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in 2005 reduced net loss and loss adjustment expenses by $2.8 million. At December 31, 2005, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

Additional
Losses ceded	Additional premiums
$0 - $20 million	Up to $13.3 million
$20 - $50 million	Up to $15 million
$50 - $75 million	No additional premiums

In addition, the contract requires an additional premium of $2.5 million if it is not commuted by December 2007. This additional premium as well as the additional premiums due for any future losses ceded have been prepaid as part of the original $146.5 million payment and are included in other assets on the Balance Sheet.

Terrorism

In January 2006, the Terrorism Risk Insurance Extension Act of 2005 ("TRIEA") became effective. TRIEA expires on December 31, 2007 and extends most of the original provisions of the Terrorism Risk Insurance Act of 2002 ("TRIA"). For terrorist acts to be covered under TRIEA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIEA contains a “make available” provision, which requires insurers subject to the Act, to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. For 2006, TRIEA requires insurers to pay a deductible equal to 17.5% of commercial line (as defined by TRIEA) direct earned premiums. The federal government covers 90% of the losses above the deductible, while a company retains 10% of the losses. TRIEA contains an annual limit of $100 billion of covered industry-wide losses. TRIEA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $63 million in 2006 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity. This has lead it to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.

Due to the unpredictable nature of terrorism and the deductible that The PMA Insurance Group must retain under TRIEA, if future terrorist attacks occur, they may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information regarding the underwriting criteria of our operating segments, see “Item 1 - Business - The PMA Insurance Group, Underwriting.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income.

Operating cash flows declined significantly in 2005 and 2004, compared to 2003, primarily due to the run-off of our reinsurance business, including the commutation and novation of certain reinsurance and retrocessional contracts of the Run-off Operations and the 2004 purchase of a reinsurance agreement covering potential adverse development at the Run-off Operations. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively. To a lesser extent, the impact of The PMA Insurance Group’s B++ financial strength rating between November 2003 and November 2004 also negatively impacted operating cash flows for 2004.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of our Run-off Operations into the foreseeable future. We believe that the cash used to support the run-off of our business will reduce the liabilities that currently exist in the business, and will allow us to reduce our capital commitment to the Run-off Operations. We expect to be able to use such capital to assist us in reducing our current debt and managing our capital. We monitor the expected payout of the liabilities associated with the Run-off Operations and generally adjust the duration of our invested assets to match the timing of expected payouts.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments. We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; corporate expenses; and dividends to shareholders. At December 31, 2005, we had $22.5 million of cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

We have $73.4 million of 6.50% Convertible Debt outstanding as of December 31, 2005. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

PMACIC, our reinsurance subsidiary which is currently in run-off, had statutory surplus of $204.9 million as of December 31, 2005. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from any declaration or payment of dividends, return of capital or other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or return capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.” As of December 31, 2005, the statutory surplus of PMACIC was $204.9 million, which included $11.4 million of unassigned surplus, and its risk based capital ratio was 547% of Authorized Control Level Capital.

The Pooled Companies are not subject to the Pennsylvania Insurance Department’s Order and paid $7.0 million and $12.1 million in dividends in 2005 and 2004 respectively. In considering its future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on its financial strength ratings. The Pooled Companies had statutory surplus of $315.1 million as of December 31, 2005, including $10.0 million relating to the issuance of Surplus Notes in September 2005. PMA Capital received dividends from subsidiaries of $24.0 million in 2003.

Net tax payments received from subsidiaries were $5.6 million, $4.9 million and $5.6 million in 2005, 2004 and 2003, respectively.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2006	2007-2008	2009-2011	Thereafter	Total

Long-Term Debt (Principal and Interest):
6.50% Convertible Debt (1)	$4,594	$9,188	$82,872	$-	$96,654
4.25% Convertible Debt (2)	669	-	-	-	669
Junior subordinated debt (3)	3,881	7,763	11,644	125,039	148,327
Surplus Notes (3)	956	1,912	2,868	31,296	37,032
8.50% Senior Notes	4,888	9,775	14,663	89,268	118,594
	14,988	28,638	112,047	245,603	401,276
Operating Leases (4)	6,126	8,421	5,650	1,856	22,053
Unpaid losses and loss adjustment expenses (5)	444,219	524,376	359,491	695,601	2,023,687
Total	$465,333	$561,435	$477,188	$943,060	$2,447,016

(1)
Assumes holders of this debt require us to repurchase all of this debt on the June 30, 2009 put date at 114% of the principal amount. This debt may be converted at any time, at the holder's option, at a current price of $16.368 per share for $68.4 million principal amount and $15.891 per share for $5.0 million principal amount.

(2)
Assumes holders of this debt require us to repurchase this debt on the first put date. Holders, at their option, may require the Company to repurchase all or a portion of their debt on September 30, 2006, 2008, 2010, 2012 and 2017. This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(3)
See discussion below for the variable interest rates on the junior subordinated debt and Surplus Notes. The obligations related to the junior subordinated debt and the Surplus Notes have been calculated using the interest rates in effect at December 31, 2005.

(4)
The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease rentals of $1.5 million in 2006, $1.6 million in 2007, 2008, 2009 and 2010, $1.7 million in 2011 and $4.5 million thereafter.

(5)
Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based on historical payment patterns, we have included an estimate, gross of discount of $203.6 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid. We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

As of December 31, 2005, our total outstanding debt was $196.2 million, compared to $210.8 million at December 31, 2004. The decrease is primarily due to the open market purchase of $25.7 million principal amount of our 6.50% Convertible Debt, partially offset by the issuance of $10.0 million of Surplus Notes by one of our insurance subsidiaries. The debt purchases were financed through proceeds from the Surplus Notes, and the direct purchase of a portion of these bonds at the Run-off Operations. We paid $27.9 million for these bond purchases, exclusive of accrued interest. We also retired $270,000 of our 4.25% Senior Convertible Debt due 2022 in 2005. This purchase and retirement activity has lowered our level of debt and increased its duration, which we believe provides us with a stronger, more flexible capital base.

In 2005, we issued, through one of our insurance subsidiaries, $10 million of Surplus Notes. The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear an annual interest rate of London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2005, the interest rate on the Surplus Notes was 8.76%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. We used the proceeds of $9.7 million to purchase, in the open market, $9.2 million principal amount of our 6.50% Convertible Debt.

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

In 2006, in the event we receive any extraordinary dividends from our subsidiaries, we will be required to use 50% of those amounts to redeem up to $35 million principal amount of our 6.50% Convertible Debt at 110% of the original principal amount. Holders may elect to receive any premium over the principal amount in either cash or Class A Common stock (with the number of shares determined based on a value of $8.00 per share).

The 6.50% Convertible Debt is secured equally and ratably with our $57.5 million 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”) by a first lien on 20% of the capital stock of our principal operating subsidiaries. This lien is released if the 6.50% Convertible Debt is no longer outstanding. However, execution of any lien by the holders of the 6.50% Convertible Debt is subject to the approval by the Pennsylvania Insurance Department. The 6.50% Convertible Debt is convertible at the rate of 61.0948 shares per $1,000 principal amount, equivalent to a conversion price of $16.368 per share of Class A Common stock for $68.4 million principal amount and 62.9287 shares per $1,000 principal amount, equivalent to a conversion price of $15.891 per share for $5.0 million principal amount. The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on our ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company’s assets.

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

In 2003, we issued $43.8 million of 30-year floating rate junior subordinated debentures to three wholly-owned statutory trusts. We used the $41.2 million of net proceeds to pay down a portion of our then outstanding bank credit facility and for general corporate purposes. The junior subordinated debt matures in 2033 and is redeemable, in whole or in part, in 2008 at its stated liquidation amount plus accrued and unpaid interest. The interest rates on the junior subordinated debt equals the three-month LIBOR plus 4.10%, 4.20% and 4.05% and is payable on a quarterly basis. At December 31, 2005, the weighted average interest rate on the junior subordinated securities was 8.53%.

In December 2005, we entered into interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with a portion of our junior subordinated debt and Surplus Notes. There was no consideration paid or received for these swaps. The swaps will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

We have the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A Common stock. The obligations of the statutory trusts are guaranteed by PMA Capital with respect to distributions and payments of the trust preferred securities issued by the trusts.

During 2005, 2004 and 2003, we incurred $16.1 million, $12.4 million and $9.9 million of interest expense, and paid interest of $13.9 million, $11.6 million and $8.4 million in each respective year. The increase in interest expense and interest paid is due to a higher average amount of debt outstanding in 2005 and 2004 and higher interest rates on our debt, compared to the immediately preceding years.

In 2004, the Run-off Operations paid a $1.0 million fee to shorten the term of our Philadelphia office lease from fifteen years to seven years and reduce the leased space by approximately 75% effective October 1, 2004. This reduced our contractual obligations under the lease by $661,000 annually from 2005 through 2008, $870,000 in 2009 and $14.6 million thereafter. In addition to the reduced contractual obligations, we estimate that this change will also result in reduced related expenses of approximately $830,000 annually.

We did not make a contribution to our qualified pension plan in 2005 or 2004. Our accumulated benefit obligation was greater than the fair value of plan assets by approximately $17 million and $8 million at December 31, 2005 and December 31, 2004, respectively, largely due to reductions in the discount rate used to measure the benefit obligation. As a result, we increased our additional minimum pension liability by $5.1 million and reduced accumulated other comprehensive income by $3.3 million, after-tax in 2005. In 2004, we increased the additional minimum pension liability by $1.2 million and reduced accumulated other comprehensive income by $806,000 after-tax. In 2005 and 2004, we were not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974. Our plan assets are composed of 74% fixed maturities and 26% equities at December 31, 2005. We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.25%, which we believe is a reasonable long-term rate of return, in part, because of the historical performance of the broad financial markets. Pension expense in 2005, 2004 and 2003 was $5.4 million, $4.9 million and $4.4 million, respectively.

On October 27, 2005, we announced that we had decided to "freeze" our Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Effective January 1, 2006, our 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions. As a result of the pension plan freeze, we incurred a one-time non-cash charge of $229,000 in 2005.

During 2003 we paid dividends to shareholders of $9.9 million. We did not declare a dividend in the fourth quarter of 2003 and we have suspended common stock dividends at the current time.

Off-Balance Sheet Arrangements

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development. Trabaja Reinsurance Company is our largest reinsurer. As of December 31, 2005, we are not aware of any significant changes from our original estimate. See Note 5 to the Consolidated Financial Statements for additional information.

INVESTMENTS

Our investment objectives are to (i) seek competitive after-tax income and total returns, (ii) maintain high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, which includes both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. Liquidity requirements are met primarily through operating cash flows and maintaining a portfolio whose maturities consider expected cash flow requirements.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets. The market values of these investments are subject to fluctuations in interest rates.

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments. If we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales. As of December 31, 2005, the duration of our investments that support the insurance reserves was 3.7 years and the duration of our insurance reserves was 3.2 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

Our investments at December 31 were as follows:
	2005		2004
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$198.4	18%	$314.2	22%
States, political subdivisions and foreign government securities	21.1	2%	19.8	1%
Corporate debt securities	334.6	30%	468.2	33%
Mortgage-backed and other asset-backed securities	495.2	45%	501.9	35%
Total fixed maturities available for sale	$1,049.3	95%	$1,304.1	91%
Short-term investments	58.0	5%	123.7	9%
Total	$1,107.3	100%	$1,427.8	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash. The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. Our largest exposure to a single corporate issuer is $14.8 million, or 1% of total invested assets. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise 11% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. Substantially all of our investments are dollar denominated as of December 31, 2005.

Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations (“CMOs”) of $200.7 million and $170.1 million carried at fair value as of December 31, 2005 and 2004. CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

The net unrealized loss on our investments at December 31, 2005 was $4.3 million, or 0.4% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $15.2 million and gross unrealized losses of $19.5 million. For all but two securities, which were carried at a fair value of $16.9 million at December 31, 2005, we determine the market value of fixed income securities using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

At December 31, our fixed maturities had an overall average credit quality of AA+, broken down as follows:

	2005		2004
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$698.9	66%	$813.1	62%
AA	17.7	2%	24.8	2%
A	217.0	21%	275.3	21%
BBB	109.5	10%	178.5	14%
Below investment grade	6.2	1%	12.4	1%
Total	$1,049.3	100%	$1,304.1	100%

Ratings as assigned by Standard and Poor’s. Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2005	2004	2003
Average invested assets(1)	$1,289.5	$1,677.4	$1,886.2
Investment income(2)	$55.2	$67.8	$80.9
Net effective yield(3)	4.28%	4.04%	4.29%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)
Gross investment income less investment expenses and before interest credited on funds held treaties. Excludes net realized investment gains and losses and amounts related to securities lending activities.

(3)	Investment income for the period divided by average invested assets for the same period.

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions. We do not believe there are credit related risks associated with our U.S. Treasury and agency securities.

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

During 2005, we recorded impairment losses for securities issued by two auto manufacturers and one retail department store, resulting in a pre-tax impairment charge of $1.0 million. Impairment charges for the year ended December 31, 2004 were $334,000 pre-tax related to one asset-backed security and a security issued by an airline. During 2003, we recorded other than temporary impairment charges for securities issued by four companies, resulting in impairment losses of $2.6 million, primarily related to securities issued by airline companies and one asset backed security. The write-downs were measured based on public market prices and our expectation of the future realizable value for the security at the time we determined the decline in value was other than temporary.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2005
Less than 6 months	211	$175.3	$178.3	$(3.0)	98%
6 to 9 months	11	8.0	8.2	(0.2)	98%
9 to 12 months	49	38.2	39.0	(0.8)	98%
More than 12 months	139	158.8	167.7	(8.9)	95%
Subtotal	410	380.3	393.2	(12.9)	97%
U.S. Treasury and Agency securities	169	288.4	295.0	(6.6)	98%
Total	579	$668.7	$688.2	$(19.5)	97%

December 31, 2004
Less than 6 months	152	$138.2	$139.1	$(0.9)	99%
6 to 9 months	71	108.5	110.0	(1.5)	99%
9 to 12 months	7	8.2	8.4	(0.2)	98%
More than 12 months	34	44.0	49.4	(5.4)	89%
Subtotal	264	298.9	306.9	(8.0)	97%
U.S. Treasury and Agency securities	107	277.3	281.6	(4.3)	98%
Total	371	$576.2	$588.5	$(12.3)	98%

At December 31, 2005, of the 139 securities that have been in an unrealized loss position for more than 12 months, 138 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 138 securities have a total fair value of 97% of the amortized cost basis at December 31, 2005, and the average unrealized loss per security is approximately $35,000. There is only one security out of the 139 with an unrealized loss in excess of $1 million at December 31, 2005, and it has a fair value of $15.9 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at December 31, 2005 was as follows:
				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2006	$25.3	$25.7	$(0.4)	98%
2007-2010	95.0	97.5	(2.5)	97%
2011-2015	67.6	69.5	(1.9)	97%
2016 and later	12.4	12.7	(0.3)	98%
Mortgage-backed and other asset-backed securities	180.0	187.8	(7.8)	96%
Subtotal	380.3	393.2	(12.9)	97%
U.S. Treasury and Agency securities	288.4	295.0	(6.6)	98%
Total	$668.7	$688.2	$(19.5)	97%

Net Realized Investment Gains and Losses

We had pre-tax net realized investment gains of $2.1 million in 2005, compared to $6.5 million in 2004 and $13.8 million in 2003. During 2005, there were gross realized investment gains and losses of $9.8 million and $4.6 million, respectively, on our invested asset portfolio. Also included in 2005 net realized investment gains were realized losses of $3.7 million related to the increase in the fair value of the derivative component of our 6.50% Convertible Debt and $0.6 million of foreign exchange gains. Gross realized investment losses in 2005 reflected sales reducing our per issuer exposure and general duration management trades and impairment losses of $1.0 million on fixed income securities.

Results for 2004 include gross realized investment gains and losses of $20.1 million and $4.9 million, respectively. Included in 2004 net realized investment gains were realized losses of $3.8 million related to the increase in the fair value of the derivative component of our 6.50% Convertible Debt and $4.9 million of foreign exchange losses. Gross realized investment losses in 2004 reflected sales reducing our per issuer exposure and general duration management trades, impairment losses of $334,000 on fixed income securities and realized losses of $380,000 on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns. Results for 2003 include gross realized gains and losses of $18.7 million and $4.9 million, respectively, on our invested asset portfolio. Included in the gross realized losses were impairment losses of $2.6 million on fixed income securities, primarily securities issued by airline companies and one asset backed security and realized losses of $800,000 on sales of securities where we reduced and/ or eliminated our positions in certain issuers due to credit concerns. Realized losses also include sales reducing our per issuer exposure and general duration management trades.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its Consolidated Financial Statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In the third quarter of 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was finalized in the fourth quarter of 2005 and will be subject to adoption for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of this guidance will have a material impact on its financial condition or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” to require the recognition of expenses relating to share-based payment transactions, including employee stock options, based on the fair value of the equity instruments issued. The Company is required to adopt the revised SFAS No. 123 in the first quarter of 2006. Effective in the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. See Note 2-J for the effect on net income (loss) if the fair value based method had been applied.

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

Unpaid losses and loss adjustment expenses

At December 31, 2005, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for all events that occurred as of December 31, 2005 is $1,820.0 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring on or prior to December 31, 2005 whether or not these claims have been reported to us.

Our actuaries utilize a variety of actuarial techniques based on various assumptions to derive reserve estimates on subsets of the business within segments. The techniques and assumptions vary depending upon the characteristics particular to the business within a segment. For each of our business segments, our actuaries periodically perform detailed studies of historical data on incurred claims, reported claims and paid claims for each major line of business and by accident year and also analyze data for the current accident year. The actuarial techniques typically used by our actuaries are as follows:

Incurred Loss Development - This method projects ultimate losses based on historical development trends of incurred losses.

Paid Loss Development - This method projects ultimate losses based on historical development trends of paid losses.

Bornhuetter-Ferguson - This method projects future incurred or paid losses based upon expected losses. The expected future paid or incurred losses are added to actual paid or incurred losses to determine ultimate losses.

Claim Count Times Average - This method projects the ultimate number of claims based on the historical development trends of incurred or closed claims and projects the average size of a claim based on the historical development of the average incurred or the average paid claim. The projected ultimate loss equals the ultimate number of claims multiplied by the average size of a claim.

The data generated by application of these various actuarial methods generally reflect various development patterns and trends that assume historical patterns will be predictive of future patterns. Our actuaries analyze the various sets of data generated by these actuarial methods and also consider the impact of legal and legislative developments, regulatory trends including state benefit levels, changes in social attitudes and economic conditions in order to develop various sets of assumptions that we believe are reasonable and valid and can be used to assist us in predicting future claim trends. These assumptions are used in conjunction with the various development patterns and trends generated by the actuarial methods described above to produce various reserve estimates. Our actuaries consider these estimates and, utilizing their judgment, select a reasonable range of possible outcomes of the ultimate claims to be paid by us in the future. Because reported claims and paid claims activity can vary significantly between periods, our actuaries do not routinely rely on the same actuarial techniques and assumptions to develop their range of reasonable outcomes; instead, they will use their judgment to understand the effect that paid and reported claim activity has on the various actuarial techniques in a particular accident year, and consider this effect in determining their reasonable range.

In estimating our reserves for unpaid losses and LAE, our actuaries also consider the fact that each of our business segments has a different potential for reserve development. We believe that the potential for adverse reserve development is increased at our former reinsurance business because of the nature of the reinsurance business itself and because of the fact it is in run-off. Reinsurers rely on their ceding companies to provide them with information regarding incurred losses. Therefore, reported claims for reinsurers become known more slowly than for primary insurers and are more subject to unforeseen development and uncertainty. Additionally, the potential for adverse reserve development in our former reinsurance operation has increased because it has ceased ongoing business relationships with most of its ceding companies. As a result, to the extent that there are disputes with its ceding companies over claims coverage or other issues, we believe that it will more likely be required to arbitrate these disputes.

Our Run-off Operation’s loss reserves are comprised primarily of excess of loss and pro rata reinsurance reserves (89% of the segment loss reserves). The excess of loss and pro rata reinsurance reserves are primarily casualty reserves, as only 6% of such reserves are for property business at December 31, 2005. The Run-off Operations pro rata business is mainly quota share reinsurance of ceding companies’ excess or umbrella insurance. Therefore, our actuarial analysis of our excess of loss and pro rata reinsurance business is generally based upon similar assumptions and loss development patterns.

With respect to The PMA Insurance Group, our actuaries separately review the reserves for our workers’ compensation and integrated disability, commercial automobile and commercial multi-peril/general liability lines of business. The PMA Insurance Group’s loss reserves are comprised primarily of reserves for its workers’ compensation and integrated disability business (85% of the segment loss reserves). Commercial multi-peril/general liability reserves comprise 10% of this segment’s carried reserves, with 31% of such commercial multi-peril/general liability reserves being asbestos and environmental reserves (see page 43 of this Report on Form 10-K for more detail regarding asbestos and environmental loss reserves).

Within the workers’ compensation line of business, we review medical and indemnity costs separately. We undertake this review because we believe that the medical cost component of workers’ compensation claims has a different development pattern than the indemnity payments, and also because we believe that certain assumptions within the medical cost component, such as the rate of medical cost inflation, can lead to more volatility as compared to the indemnity component. At December 31, 2005, our medical loss reserves were approximately 46% of the workers’ compensation loss reserves, with the balance being indemnity costs. We also review the workers’ compensation line of business by state for some of our larger states. We undertake this review because workers’ compensation benefits vary by state and this can cause loss development patterns to vary by state.

After our actuaries complete the analyses described above, management reviews the data along with various industry benchmarks, and using its informed judgment, selects its best estimate of the amounts needed to pay all pending and future claims and related expenses, including those not yet reported to us. This best estimate is recorded as a loss and LAE reserve on our balance sheet. Our practice is to establish reserves for unpaid losses and LAE at a level where we believe it is likely that such unpaid losses and LAE could ultimately settle at similar amounts either above or below management’s best estimate. At December 31, 2005 management’s best estimate reflects an estimate of loss and LAE reserves that is approximately the mid-point of our actuaries’ range of loss reserves.

It is important to understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. The assumptions we utilize in developing a range of loss reserves are based on the premise that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserve ranges. As more current and additional experience and data become available regarding the existence and the dollar amounts of claims, claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our actuarially determined range of estimates accordingly. Because of the aforementioned factors, actual results can differ from our current estimates in both The PMA Insurance Group and in our Run-off Operations. While all of these factors affect the reserving process and results, we believe that the major factors that can cause actual results to vary from our estimates for The PMA Insurance Group are a change in frequency of reported claims, a change in the severity of claims reported to us, and in particular for workers’ compensation, a change in the rate of medical cost inflation.

We believe that the major factors that can cause actual results to vary from our estimates at the Run-off Operations are changes in the experience and case reserving methodologies of our various ceding companies. This would affect the claims being reported to us, which, in turn, would affect our estimate of the frequency and severity of claims for the Run-off Operations. The long-tail nature of a significant portion of this business (in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss) is also a major factor that could impact reserve development.

Any changes to our range of loss reserve estimates, as discussed above, would also affect our assumptions regarding ceded reserves. To the extent that changes in our range of estimates resulted in a change to our carried reserves and the amount of reinsurance receivable against such carried reserves, the net result of these changes would directly affect our pre-tax income.

For additional factors that could impact our reserve estimates please see the risk factor entitled “Reserves are estimates and do not and cannot represent an exact measure of liability. If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected” on page 21 of this Report on Form 10-K.

We have established a carried loss and LAE reserve for unpaid claims at December 31, 2005 that we believe is a reasonable and adequate provision based on the information then available to us and we believe such amounts are fairly stated at December 31, 2005. However, based upon our actuarial analysis at December 31, 2005, and as discussed in the previous paragraphs, there is a reasonable probability that the range of reserve estimates (which represents various estimations of the amount required to ultimately settle all losses and LAE for unpaid claims) at both The PMA Insurance Group and the Run-off Operations segments of our business could be approximately five percent (5%) greater or less than the loss and LAE reserve recorded for such segments on our financial statements at December 31, 2005, if significant assumptions, such as frequency, severity and medical cost inflation, which are components of our actuarial analysis develop differently than we currently anticipate. Because our carried reserves reflect management’s best estimate and are not determined by a formula that is automatically the direct product of the actuarial methods used to develop our range or reserves we are unable to quantify in any meaningful way the effect of a change to any one of these significant assumptions underlying our actuarial process on our carried reserves. It is also possible that the amount required to settle all losses and LAE for unpaid claims or our estimates in future periods could exceed or be less than the reasonable range of possible outcomes that we can currently estimate.

If our future estimate of ultimate unpaid losses is greater than the recorded amounts, we would have to increase our reserves in subsequent periods. Any increase in our net reserves would result in a charge to earnings in the period recorded. For example, in 2003 we increased net reserves for our Run-off Operations by $169 million and took earnings charges as a result. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

The following table represents the reserve levels (1) as of December 31, 2005 for each of our business segments:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group	$595,695	$525,771	$1,121,466
Run-off Operations	419,800	278,777	698,577
Total	$1,015,495	$804,548	$1,820,043

(1)	Unpaid losses and loss adjustment expenses for certain intercompany arrangements which eliminate in consolidation are excluded from unpaid losses and loss adjustment expenses in this table.

The component’s of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by business segment, excluding accretion of discount, are as follows:

(dollar amounts in millions)	2005	2004	2003

The PMA Insurance Group	$(2.0)	$(2.1)	$49.7
Run-off Operations	28.8	(38.3)	169.1
Total	$26.8	$(40.4)	$218.8

The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, are as follows:

(dollar amounts in millions)	2005	2004	2003
Accident Year
1995 and prior	$2.6	$5.0	$(5.2)
1996	-	(1.2)	0.3
1997	(2.0)	1.0	9.6
1998	1.0	(1.3)	15.7
1999	9.1	5.7	70.0
2000	9.6	(11.6)	40.0
2001	12.7	2.7	65.8
2002	0.3	(7.7)	22.6
2003	(5.0)	(33.0)	n/a
2004	(1.5)	n/a	n/a
Total net (favorable) unfavorable development	$26.8	$(40.4)	$218.8

During 2005, the Run-off Operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in first quarter. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 5 for information regarding applicable reinsurance coverage.

During 2004, the favorable prior year loss development at the Run-off Operations related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by a reduction in net premiums earned or increased acquisition expenses.

The PMA Insurance Group recorded favorable prior year loss development of $2.0 million and $2.1 million in 2005 and 2004, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business. Dividends to policyholders offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

During 2003, The PMA Insurance Group recorded unfavorable prior year loss development of $49.7 million. As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result of this analysis, The PMA Insurance Group increased loss reserves for prior years. Under The PMA Insurance Group's loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003.

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

Our analysis was enhanced by an extensive review of specific accounts, comprising about 40% of the carried reserves of the reinsurance business for accident years 1997 to 2000. Our actuaries visited a number of former ceding company clients, which collectively comprised about 25% of the reinsurance business total gross loss and LAE reserves from accident year 1997 to 2000, to discuss reserving and reporting experience with these ceding companies. Our actuaries separately evaluated an additional number of other ceding companies, representing approximately 15% of the reinsurance business total gross loss and LAE reserves from accident year 1997 to 2000, to understand and examine data trends.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4 to the Consolidated Financial Statements as well as “Item 1 - Business - Loss Reserves.”

Investments

All investments in our portfolio are carried at fair value. For 99% of our investments, we determine the fair value using prices obtained in the public markets, both primary and secondary markets. These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security. Therefore, we believe that the reported fair values for our investments at December 31, 2005 reflect the value that we could realize if we sold these investments in the open market at that time.

As part of determining the market value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future. Because we have invested in fixed income obligations with an overall average credit quality of AA+, and all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments. However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due. If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment. Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2005, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the financial statements, are necessary at the balance sheet date. However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2005 should have been written down to their fair value, we would have recorded an additional other-than-temporary impairment loss of $19.5 million pre-tax.

For additional information about our investments, see Notes 2-B, 3 and 11 of the Consolidated Financial Statements as well as “Investments” beginning on page 50.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. Our reinsurance receivables total $1,094.7 million at December 31, 2005. We have estimated that $9.6 million of our total reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

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

Based on our evaluation of reinsurance receivables at December 31, 2005, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date. In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date. To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts. At December 31, 2005, approximately $10.5 million of uncollateralized reinsurance receivables, including $4.7 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, in 2005 or who were under regulatory supervision or in liquidation in 2005.

For additional information about reinsurance receivables, see Note 5 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 44.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts. We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset. At December 31, 2005, PMA Capital has a net deferred tax asset of $103.7 million, resulting from $186.4 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $60.5 million and by $22.2 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2025.

In 2003, we established a valuation allowance in the amount of $49 million. This was based upon our assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized. During 2004 and 2005, we reassessed the valuation allowance previously established against the net deferred tax assets. Factors considered in our reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon our consideration of these factors in conjunction with the current level of valuation allowance recorded, we increased the valuation allowance with respect to our net deferred tax asset by $8 million and $3.5 million in 2004 and 2005, respectively. The increase is primarily due to the future earnings projections for our Run-off Operations which were revised downward from previous projections.

The valuation allowance of $60.5 million reserves against $52 million of gross deferred tax assets related to the NOL carryforward and the $8.5 projected deferred tax asset related to the AMT credit carryforward because we believe it is more likely than not that this portion of the benefit will not be realized. We will continue to periodically assess the realizability of our net deferred tax asset. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations and financial position. For additional information see Note 12 to our Consolidated Financial Statements.

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. As discussed in “PMA Insurance Group - Premiums” beginning on page 37, in the fourth quarter of 2003, The PMA Insurance Group recorded $35 million of retrospectively rated premiums under loss sensitive policies that were attributable to higher than expected losses from accident years 2001 and 2002. Under The PMA Insurance Group’s loss-sensitive rating plans, we adjust the amount of the insured’s premiums after the policy period expires based, to a large extent, upon the insured’s actual loss experience during the policy period. Retrospectively rated premium adjustments and audit premium adjustments are recorded as earned in the period in which the adjustment is made.

The premiums on reinsurance business ceded are recorded as incurred on a pro rata basis over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums based on a percentage of ceded losses or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under accounting rules, we are not permitted to establish reserves for potential additional premiums or record such amounts until a loss occurs that would obligate us to pay such additional or reinstatement premiums. As a result, the net benefit to our results from ceding losses to our retrocessionaires in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums to our retrocessionaires.

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

•
adverse property and casualty loss development for events that we insured in prior years, including unforeseen increases in medical costs and changing judicial interpretations of available coverage for certain insured losses;

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

•	adequacy and collectibility of reinsurance that we purchased;
•	adequacy of reserves for claim liabilities;
•	whether state or federal asbestos liability legislation is enacted and the impact of such legislation on us;
•	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
•
regulatory changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us, including the outcome of the purported class action lawsuits;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities and whether TRIEA is extended beyond its December 31, 2007 termination date; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Caution should be used when evaluating our overall market risk from the information below. Actual results could differ materially due to the fact that the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 80% of our total liabilities and reinsurance receivables represent 38% of our total assets).

A significant portion of our assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. To manage our exposure to market risk, we have established asset quality standards, asset allocation strategies and other relevant criteria for our investment portfolio.

All of our financial instruments are held for purposes other than trading. Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 11% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. See Notes 2-B, 2-G, 3, 6 and 11 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had decreased by 100 basis points, there would have been an increase of approximately $7 million in the fair value of our debt. The change in fair value was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $46 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2005 - $1,053,627; 2004 - $1,283,256)	$1,049,254	$1,304,086
Short-term investments	57,997	123,746
Total investments	1,107,251	1,427,832

Cash	30,239	35,537
Accrued investment income	11,528	15,517
Premiums receivable (net of valuation allowance: 2005 - $8,342; 2004 - $9,349)	197,582	197,831
Reinsurance receivables (net of valuation allowance: 2005 - $9,552; 2004 - $9,002)	1,094,674	1,142,552
Deferred income taxes, net	103,656	86,501
Deferred acquisition costs	34,236	31,426
Funds held by reinsureds	146,374	142,064
Other assets	162,505	171,042
Total assets	$2,888,045	$3,250,302

Liabilities:
Unpaid losses and loss adjustment expenses	$1,820,043	$2,111,598
Unearned premiums	173,432	158,489
Long-term debt	196,181	210,784
Accounts payable, accrued expenses and other liabilities	209,656	196,769
Funds held under reinsurance treaties	78,058	121,234
Dividends to policyholders	4,452	5,977
Total liabilities	2,481,822	2,804,851

Commitments and contingencies (Note 7)

Shareholders' Equity:
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2005 - 34,217,945 shares issued and 31,983,283 outstanding;
2004 - 34,217,945 shares issued and 31,676,851 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	187,538	213,313
Accumulated other comprehensive loss	(22,684)	(1,959)
Treasury stock, at cost (2005 - 2,234,662 shares; 2004 - 2,541,094 shares)	(38,779)	(45,573)
Unearned restricted stock compensation	(273)	(751)
Total shareholders' equity	406,223	445,451
Total liabilities and shareholders' equity	$2,888,045	$3,250,302

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2005	2004	2003

Revenues:
Net premiums written	$385,225	$301,610	$1,192,254
Change in net unearned premiums	(17,195)	216,975	5,911
Net premiums earned	368,030	518,585	1,198,165
Net investment income	48,663	56,945	68,923
Net realized investment gains	2,117	6,493	13,780
Other revenues	24,286	30,701	24,282
Total revenues	443,096	612,724	1,305,150

Losses and Expenses:
Losses and loss adjustment expenses	295,074	380,556	998,347
Acquisition expenses	75,881	115,225	256,446
Operating expenses	77,871	89,672	107,575
Dividends to policyholders	5,174	4,999	641
Interest expense	16,111	12,354	9,887
Loss on debt exchange	-	5,973	-
Total losses and expenses	470,111	608,779	1,372,896
Income (loss) before income taxes	(27,015)	3,945	(67,746)
Income tax expense (benefit)	(5,995)	2,115	25,823
Net income (loss)	$(21,020)	$1,830	$(93,569)

Income (loss) per share:
Basic	$(0.66)	$0.06	$(2.99)
Diluted	$(0.66)	$0.06	$(2.99)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(21,020)	$1,830	$(93,569)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income tax expense (benefit)	(5,995)	2,115	25,823
Net realized investment gains	(2,117)	(6,493)	(13,780)
Depreciation and amortization	14,790	19,667	21,229
Loss on debt exchange	-	5,973	-
Change in:
Premiums receivable and unearned premiums, net	15,192	(78,925)	(2,121)
Reinsurance receivables	47,878	77,768	74,763
Unpaid losses and loss adjustment expenses	(291,555)	(429,720)	91,428
Funds held by reinsureds	(4,310)	(17,369)	32,784
Funds held under reinsurance treaties	(43,176)	(140,871)	12,435
Deferred acquisition costs	(2,810)	52,549	5,247
Accounts payable, accrued expenses and other liabilities	22,805	(118,116)	38,329
Dividends to policyholders	(1,525)	(2,502)	(6,519)
Accrued investment income	3,989	5,353	(2,270)
Other, net	(4,467)	25,474	(34,149)
Net cash flows provided by (used in) operating activities	(272,321)	(603,267)	149,630

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(397,705)	(484,142)	(1,062,420)
Maturities and calls	165,178	231,622	319,241
Sales	449,674	779,494	395,287
Net sales of short-term investments	65,465	28,664	147,584
Proceeds from sale of subsidiary, net of cash sold	-	-	17,676
Proceeds from other assets sold	4,250	41,147	-
Other, net	(2,752)	(1,043)	(3,358)
Net cash flows provided by (used in) investing activities	284,110	595,742	(185,990)

Cash flows from financing activities:
Dividends paid to shareholders	-	-	(9,870)
Issuance of long-term debt	10,000	15,825	100,000
Debt issue costs	(256)	(600)	(3,662)
Repayment of debt	(28,202)	(1,185)	(65,000)
Proceeds from exercise of stock options	1,371	-	2
Net repayments of notes receivable from officers	-	59	-
Net cash flows provided by (used in) financing activities	(17,087)	14,099	21,470

Net increase (decrease) in cash	(5,298)	6,574	(14,890)
Cash - beginning of year	35,537	28,963	43,853
Cash - end of year	$30,239	$35,537	$28,963

Supplementary cash flow information:
Income tax paid (refunded)	$(651)	$(2,592)	$2,600
Interest paid	$13,898	$11,607	$8,366

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2005	2004	2003

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common stock	109,331	109,331	109,331

Retained earnings:
Balance at beginning of year	213,313	216,115	319,014
Net income (loss)	(21,020)	1,830	(93,569)
Class A Common stock dividends declared	-	-	(9,870)
Reissuance of treasury shares under employee benefit plans	(4,755)	(4,632)	540
Balance at end of year	187,538	213,313	216,115

Accumulated other comprehensive income (loss):
Balance at beginning of year	(1,959)	19,622	34,552
Other comprehensive loss, net of tax benefit:
2005 - $11,160; 2004 - $11,620; 2003 - $8,039	(20,725)	(21,581)	(14,930)
Balance at end of year	(22,684)	(1,959)	19,622

Notes receivable from officers:
Balance at beginning of year	-	(65)	(62)
Repayment (interest accrued) of notes receivable from officers	-	65	(3)
Balance at end of year	-	-	(65)

Treasury stock - Class A Common:
Balance at beginning of year	(45,573)	(52,426)	(52,535)
Reissuance of treasury shares under employee benefit plans	6,794	6,853	109
Balance at end of year	(38,779)	(45,573)	(52,426)

Unearned restricted stock compensation:
Balance at beginning of year	(751)	-	-
Issuance of restricted stock, net of cancellations	(363)	(2,185)	-
Amortization of unearned restricted stock compensation	841	1,434	-
Balance at end of year	(273)	(751)	-

Total shareholders' equity:
Balance at beginning of year	445,451	463,667	581,390
Net income (loss)	(21,020)	1,830	(93,569)
Class A Common stock dividends declared	-	-	(9,870)
Reissuance of treasury shares under employee benefit plans	2,039	2,221	649
Other comprehensive loss	(20,725)	(21,581)	(14,930)
Repayment (interest accrued) of notes receivable from officers	-	65	(3)
Issuance of restricted stock, net of cancellations	(363)	(2,185)	-
Amortization of unearned restricted stock compensation	841	1,434	-
Balance at end of year	$406,223	$445,451	$463,667

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2005	2004	2003

Net income (loss)	$(21,020)	$1,830	$(93,569)

Other comprehensive loss, net of tax:
Unrealized losses on securities
Holding gains (losses) arising during the period	(15,042)	(13,540)	7,077
Less: reclassification adjustment for gains included in net
income (loss), net of tax expense: 2005 - $741;
2004 - $2,273; 2003 - $4,823	(1,376)	(4,220)	(8,957)
Total unrealized losses on securites	(16,418)	(17,760)	(1,880)
Pension plan liability adjustment, net of tax benefit
2005 - $1,790; 2004 - $434; 2003 - $8,406	(3,325)	(806)	(15,609)
Unrealized loss on derivative instruments designated as
cash flow hedges, net of tax benefit: 2005 - $82	(152)	-	-
Foreign currency translation gains (losses), net of tax expense (benefit):
2005 - ($447); 2004 - ($1,623); 2003 - $1,378	(830)	(3,015)	2,559

Other comprehensive loss, net of tax	(20,725)	(21,581)	(14,930)

Comprehensive loss	$(41,745)	$(19,751)	$(108,499)

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Business Description

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”). PMA Capital Corporation is an insurance holding company that operates the companies comprising The PMA Insurance Group and manages the run-off of its former reinsurance and excess and surplus lines operations.

The PMA Insurance Group— The PMA Insurance Group writes workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 88% of The PMA Insurance Group’s business for 2005 was produced through independent agents and brokers.

Run-off Operations— Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. In November 2003, the Company decided to withdraw from the reinsurance business. In May 2002, the Company withdrew from the excess and surplus lines business.

Note 2. Summary of Significant Accounting Policies

A. Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. In addition, certain prior year amounts have been reclassified to conform to the current year classification. The balance sheet information presented in these financial statements and notes thereto is as of December 31 for each respective year. The statements of operations, cash flows, changes in shareholders’ equity and changes in comprehensive income (loss) information are for the year ended December 31 for each respective year.

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

The Company participates in a securities lending program through which securities are lent from the Company’s portfolio for short periods of time to qualifying third parties via a lending agent. Borrowers of these securities must provide collateral equal to a minimum of 102% of the market value including accrued interest of the lent securities. Acceptable collateral may be in the form of either cash or securities. Cash received as collateral is invested in short-term investments, and is recorded as such on the Balance Sheet, along with a corresponding liability included in accounts payable, accrued expenses and other liabilities. All securities received as collateral are of similar quality to those securities lent by the Company. The Company is not permitted by contract to sell or repledge the securities received as collateral. Additionally, the Company limits securities lending to 40% of statutory admitted assets of its insurance subsidiaries, with a 2% limit on statutory admitted assets to any individual borrower. The Company either receives a fee from the borrower or retains a portion of the income earned on the collateral. Under the terms of the securities lending program, the Company is indemnified against borrower default, with the lending agent responsible to the Company for any deficiency between the cost of replacing a security that was not returned and the amount of collateral held by the Company.

C. Premiums — Premiums, including estimates of additional premiums resulting from audits of insureds’ records, and premiums from ceding companies which are typically reported on a delayed basis, are earned principally on a pro rata basis over the terms of the policies. For reinsurance premiums assumed, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period. Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available. Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made. See Note 4 for additional information. With respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made. Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums. The estimated premiums receivable on experience-rated or exposure-based policies are reported as a component of premiums receivable.

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

Certain of the Company’s reinsurance contracts are retroactive in nature. Any benefit derived from retroactive reinsurance contracts is deferred and amortized into income over the estimated settlement period of the underlying claim liabilities unless the contracts call for immediate recovery by the Company from reinsurers as ceded losses are incurred.

Certain of the Company’s assumed and ceded reinsurance contracts are funds held arrangements. In a typical funds held arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer will generally earn interest on the experience fund balance at a predetermined credited rate of interest. The Company generally earns an interest rate of between 6% and 8% on its assumed funds held arrangements and generally pays interest at a rate of between 6% and 7% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income in the Statement of Operations. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

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

G. Derivatives — The derivative component of the Company’s 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) is bifurcated and recorded at fair value in long-term debt on the Balance Sheet. Changes in fair value are recorded in net realized investment gains (losses) on the Statement of Operations. See Note 6 for additional information.

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

(in thousands, except per share)	2005	2004	2003

Net income (loss)	$(21,020)	$1,830	$(93,569)
Stock-based compensation expense already
included in reported net income (loss), net of tax	562	820	156
Total stock-based compensation expense
determined under fair value based method,
net of tax	(1,844)	(2,112)	(1,302)
Pro forma net income (loss)	$(22,302)	$538	$(94,715)

Net income (loss) per share:
Basic - as reported	$(0.66)	$0.06	$(2.99)
Basic - pro forma	$(0.70)	$0.02	$(3.02)

Diluted - as reported	$(0.66)	$0.06	$(2.99)
Diluted - pro forma	$(0.70)	$0.02	$(3.02)

K. Other Revenues — Other revenues include service revenues related to unbundled claims, risk management and related services primarily to self-insured clients provided by The PMA Insurance Group, which are earned over the term of the related contracts in proportion to the actual services rendered, and other miscellaneous revenues. During 2004, other revenues included a $6.6 million gain on the sale of a partnership interest.

L. Recent Accounting Pronouncements — In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-

temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was finalized in the fourth quarter of 2005 and will be subject to adoption for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of this guidance will have a material impact on its financial condition or results of operations.

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

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 11% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. We do not believe there are credit related risks associated with our U.S. Treasury and agency securities.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$197,647	$3,936	$3,137	$198,446
States, political subdivisions and foreign government securities	20,518	767	183	21,102
Corporate debt securities	331,062	8,388	4,898	334,552
Mortgage-backed and other asset-backed securities	504,400	2,033	11,279	495,154
Total fixed maturities available for sale	1,053,627	15,124	19,497	1,049,254
Short-term investments	57,997	-	-	57,997
Total investments	$1,111,624	$15,124	$19,497	$1,107,251

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$312,954	$4,671	$3,431	$314,194
States, political subdivisions and foreign government securities	19,026	832	90	19,768
Corporate debt securities	450,396	20,031	2,163	468,264
Mortgage-backed and other asset-backed securities	500,880	7,562	6,582	501,860
Total fixed maturities available for sale	1,283,256	33,096	12,266	1,304,086
Short-term investments	123,746	-	-	123,746
Total investments	$1,407,002	$33,096	$12,266	$1,427,832

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2005
Less than 6 months	211	$175.3	$178.3	$(3.0)	98%
6 to 9 months	11	8.0	8.2	(0.2)	98%
9 to 12 months	49	38.2	39.0	(0.8)	98%
More than 12 months	139	158.8	167.7	(8.9)	95%
Subtotal	410	380.3	393.2	(12.9)	97%
U.S. Treasury and Agency securities	169	288.4	295.0	(6.6)	98%
Total	579	$668.7	$688.2	$(19.5)	97%

December 31, 2004
Less than 6 months	152	$138.2	$139.1	$(0.9)	99%
6 to 9 months	71	108.5	110.0	(1.5)	99%
9 to 12 months	7	8.2	8.4	(0.2)	98%
More than 12 months	34	44.0	49.4	(5.4)	89%
Subtotal	264	298.9	306.9	(8.0)	97%
U.S. Treasury and Agency securities	107	277.3	281.6	(4.3)	98%
Total	371	$576.2	$588.5	$(12.3)	98%

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2006	$84,944	$84,313
2007-2010	203,699	200,559
2011-2015	149,486	148,330
2016 and thereafter	111,098	120,898
Mortgage-backed and other asset-backed securities	504,400	495,154
	$1,053,627	$1,049,254

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollars amounts in thousands)	2005	2004	2003

Fixed maturities	$55,107	$69,540	$81,090
Short-term investments	2,171	1,707	2,684
Other	1,391	749	627
Total investment income	58,669	71,996	84,401
Investment expenses	(3,503)	(4,157)	(3,546)
Interest on funds held, net	(6,503)	(10,894)	(11,932)
Net investment income	$48,663	$56,945	$68,923

Net realized investment gains consist of the following:

(dollar amounts in thousands)	2005	2004	2003

Realized gains	$9,781	$20,083	$18,726
Realized losses	(4,622)	(4,847)	(4,946)
Foreign exchange gain (loss)	650	(4,897)	-
Change in fair value of derivative	(3,692)	(3,846)	-
Total net realized investment gains	$2,117	$6,493	$13,780

Included in realized losses for 2005, 2004 and 2003 were impairment losses of $1.0 million, $334,000 and $2.6 million, respectively. The impairment losses for 2005 were related to securities issued by two auto manufacturers and one retail department store. The impairment losses for 2004 were related to an asset-backed security and a security issued by an airline company. The impairment losses for 2003 primarily related to securities issued by airline companies and an asset-backed security. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

The realized losses on the change in fair value of derivative related to the increase in the fair value of the derivative component of the 6.50% Convertible Debt. See Note 6 for additional information.

On December 31, 2005, the Company had securities with a total amortized cost of $53.5 million and fair value of $54.2 million on deposit with various governmental authorities, as required by law. In addition, the Company had securities with a total amortized cost and fair value of $20.8 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Run-off Operations. The Company pledged collateral with an amortized cost and fair value of $4.9 million for surety bonds issued to appeal claims judgments at the Run-off Operations. The securities held in trust, on deposit or pledged as collateral are included in total investments and cash on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2005	2004	2003

Balance at January 1	$2,111,598	$2,541,318	$2,449,890
Less: reinsurance recoverable on unpaid losses and LAE	1,112,783	1,195,048	1,265,584
Net balance at January 1	998,815	1,346,270	1,184,306
Losses and LAE incurred, net:
Current year, net of discount	259,105	406,828	768,114
Prior years	26,793	(40,363)	218,774
Accretion of prior years' discount	12,005	14,091	11,459
Net losses ceded - retroactive reinsurance	(2,829)	-	-
Total losses and LAE incurred, net	295,074	380,556	998,347
Losses and LAE paid, net:
Current year	(55,365)	(122,256)	(185,850)
Prior years	(445,421)	(605,755)	(650,533)
Total losses and LAE paid, net	(500,786)	(728,011)	(836,383)
Net balance at December 31	793,103	998,815	1,346,270
Reinsurance recoverable on unpaid losses and LAE	1,026,940	1,112,783	1,195,048
Balance at December 31	$1,820,043	$2,111,598	$2,541,318

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

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in 2005 and 2004. The commutations and novations did not have a material effect on the Company’s results of operations for 2005 or 2004.

(dollar amounts in thousands)	2005	2004
Assets:
Reinsurance receivables	$-	$(63,662)
Funds held by reinsureds	(4,163)	(31,330)
Other assets	-	(70,537)

Liabilities:
Unpaid losses and loss adjustment expenses	$(85,384)	$(202,667)
Unearned premiums	-	(26,596)
Other liabilities	(3,347)	(70,228)
Funds held under reinsurance treaties	(219)	(82,095)

The components of the Company’s net (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, are as follows:

(dollar amounts in thousands)	2005	2004	2003

The PMA Insurance Group	$(2,025)	$(2,070)	$49,685
Run-off Operations	28,818	(38,293)	169,089
Total net (favorable) unfavorable development	$26,793	$(40,363)	$218,774

During 2005, the Run-off Operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in first quarter. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 5 for information regarding applicable reinsurance coverage.

During 2004, the favorable prior year loss development at the Run-off Operations related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by a reduction in net premiums earned or increased acquisition expenses.

The PMA Insurance Group recorded favorable prior year loss development of $2.0 million and $2.1 million in 2005 and 2004, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’

compensation business. Dividends to policyholders offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

During 2003, The PMA Insurance Group recorded unfavorable prior year loss development of $49.7 million. As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result of this analysis, The PMA Insurance Group increased loss reserves for prior years. Under The PMA Insurance Group's loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. An independent actuarial firm also conducted a comprehensive review of The PMA Insurance Group’s loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003.

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

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2005 and 2004 were $428.9 million and $448.7 million, net of discount of $40.4 million and $48.2 million, respectively. The discount rate used was approximately 5% at December 31, 2005 and 2004.

The Company’s loss reserves were stated net of salvage and subrogation of $25.7 million and $30.8 million at December 31, 2005 and 2004, respectively.

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

At December 31, 2005, 2004 and 2003, gross reserves for asbestos-related losses were $26.9 million, $27.9 million and $37.8 million, respectively ($13.2 million, $14.0 million and $17.8 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $10.2 million, $10.3 million and $14.9 million related to IBNR losses at December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, 2004 and 2003, gross reserves for environmental-related losses were $15.3 million, $16.1 million and $14.2 million, respectively ($5.0 million, $6.4 million and $8.8 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $2.0 million, $3.0 million and $3.7 million related to IBNR losses at December 31, 2005, 2004 and 2003, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. These coverage issues in cases in which the company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2005, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2005	2004	2003

Written premiums:
Direct	$397,255	$386,260	$652,795
Assumed	36,473	(33,998)	776,848
Ceded	(48,503)	(50,652)	(237,389)
Net	$385,225	$301,610	$1,192,254
Earned premiums:
Direct	$379,722	$461,365	$638,716
Assumed	37,201	136,131	788,025
Ceded	(48,893)	(78,911)	(228,576)
Net	$368,030	$518,585	$1,198,165
Losses and LAE:
Direct	$320,589	$372,059	$484,889
Assumed	45,122	108,308	756,570
Ceded	(70,637)	(99,811)	(243,112)
Net	$295,074	$380,556	$998,347

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 4 for additional information about prior year loss reserve development at the Run-off Operations recorded in 2005. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $27.2 million at December 31, 2005, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain for the year ended December 31, 2005, reduced net loss and loss adjustment expenses by $2.8 million. At December 31, 2005, the Run-off Operations have $75 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

Additional
Losses ceded	Additional premiums
$0 - $20 million	Up to $13.3 million
$20 - $50 million	Up to $15 million
$50 - $75 million	No additional premiums

In addition, the contract requires an additional premium of $2.5 million if it is not commuted by December 2007. This additional premium as well as the additional premiums due for any future losses ceded have been prepaid as part of the original $146.5 million payment and are included in other assets on the Balance Sheet.

At December 31, 2005, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and affiliates(1)	$232,680	$224,231
Swiss Reinsurance America Corporation	145,894	8,659
PXRE Reinsurance Company	116,882	66,831
St. Paul Travelers and affiliates(2)	78,354	61,641
Houston Casualty Company	66,146	-
Imagine Insurance Company Limited	64,224	64,224
Hannover Rueckversicherungs AG	37,452	-
American Re-Insurance Company	27,710	24
Partner Reinsurance Company of the U.S.	27,086	-
Essex Insurance Company	24,176	-
GE Global Insurance Group(3)	21,148	-

(1)	Includes Trabaja Reinsurance Company ($220.1 million) and London Life & General Reinsurance Company ($12.6 million).
(2)	Includes United States Fidelity & Guaranty Insurance Company ($58.7 million), Mountain Ridge Insurance Company ($12.6 million) and other affiliated entities ($7.1 million).
(3)	Includes GE Reinsurance Corporation ($19.0 million) and Employers Reinsurance Company ($2.1 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2005 and 2004, the Company’s reinsurance receivables of $1,094.7 million and $1,142.6 million were supported by $444.2 million and $507.2 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2005, approximately 93% were recoverable from reinsurers rated “A-” or better by A.M. Best.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $220.1 million at December 31, 2005, of which 95% were collateralized.

Trabaja, formerly PMA Insurance Cayman, Ltd. (“PMA Cayman”), is a wholly-owned subsidiary of London Life and Casualty Reinsurance Corporation (“London Reinsurance Group”). The Company sold PMA Cayman to London Reinsurance Group for $1.8 million, and transferred approximately $230 million of cash and invested assets as well as loss reserves to the buyer in 1998. Under the terms of the sale of PMA Cayman to London Reinsurance Group in 1998, the Company has agreed to indemnify London Reinsurance Group, up to a maximum of $15 million if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of PMA Cayman were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then the Company will participate in such favorable loss reserve development.

In 2002, the Company supplemented its in-force reinsurance programs for The PMA Insurance Group and its former reinsurance business with retroactive reinsurance contracts with Trabaja that provide coverage for adverse loss development on certain lines of business for accident years prior to 2002. These contracts provide coverage of up to $125 million in losses in return for $55 million of funding, which included $50 million of assets and $5 million in ceded premiums. Under the terms of the contracts, losses and LAE of the Run-off Operations ceded to Trabaja for accident years 1996 through 2001 are recoverable as they are incurred by the Company. Any future cession of losses under these contracts may require the Company to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

Note 6. Debt

The Company’s outstanding debt is as follows:

(dollar amounts in thousands)	2005	2004
6.50% Convertible Debt	$73,435	$99,140
Derivative component of 6.50% Convertible Debt	12,881	13,086
4.25% Convertible Debt	655	925
8.50% Senior Notes	57,500	57,500
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	-
Unamortized debt discount	(2,106)	(3,683)
Total long-term debt	$196,181	$210,784

In September 2005, the Company issued, through one of its insurance subsidiaries, $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”). The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear interest at an annual rate equal to the three-month London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2005, the interest rate on the Surplus Notes was 8.76%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. The Company used the $9.7 million net proceeds and a portion of the Run-off Operations’ assets to purchase, in the open market, $25.7 million principal amount of its outstanding 6.50% Convertible Debt. The Company paid $27.9 million for these bond purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

In December 2005, the Company entered into interest rate swaps that it has designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with a portion of its junior subordinated debt and Surplus Notes. There was no consideration paid or received for these swaps. The swaps will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

In November 2004, the Company exchanged $84.1 million aggregate principal amount of 6.50% Convertible Debt for $84.1 million aggregate principal amount of its outstanding 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt” and together with the 6.50% Convertible Debt, the “Convertible Debt”).  The Company did not receive any proceeds as a result of the exchange offer. The Company recorded a loss on the debt exchange of $6.0 million, which resulted from the initial recording of the 6.50% Convertible Debt at fair value and the write-off of unamortized issuance costs associated with the 4.25% Convertible Debt. In November 2004, the Company received net proceeds of $15.2 million from the issuance of $15 million aggregate principal amount of 6.50% Convertible Debt in a private placement to a limited number of qualified institutional buyers.

The 6.50% Convertible Debt is secured equally and ratably with the Company's $57.5 million 8.50% Monthly Income Senior Notes due 2018 (the “8.50% Senior Notes”) by a first lien on 20% of the capital stock of the Company's principal operating subsidiaries. The Convertible Debt may be converted at any time, at the holder’s option, at $16.368 per share for $69.1 million principal amount and at $15.891 per share for $5.0 million principal amount. The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on the Company’s ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company’s assets.

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

The Put Premium and conversion features of the 6.50% Convertible Debt constitute a derivative which requires bifurcation. Any change in the fair value of the derivative component of the 6.50% Convertible Debt is recognized in net realized investment gains (losses). The Company recorded net realized losses of $3.7 million in 2005 and $3.8 million in 2004 for increases in the fair value of the derivative component of the 6.50% Convertible Debt.

In 2003, the Company issued $43.8 million of 30-year floating rate junior subordinated debentures to three wholly-owned statutory trusts. The Company used all of the $41.2 million of net proceeds to pay down a portion of its then outstanding bank credit facility and for general corporate purposes. The junior subordinated debt matures in 2033 and is redeemable, in whole or in part, in 2008 at the stated liquidation amount plus accrued and unpaid interest. Interest on the junior subordinated debt equals the three-month LIBOR plus 4.10%, 4.20% and 4.05% and is payable on a quarterly basis. At December 31, 2005, the weighted average interest rate on the junior subordinated securities was 8.53%.

The Company has the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, it may not declare or pay cash dividends or distributions on its Class A Common stock. The Company has guaranteed the obligations of these statutory trusts with respect to distributions and payments on the trust preferred securities issued by these trusts.

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

Note 7. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under noncancelable operating leases. Future minimum net operating lease obligations as of December 31, 2005 are as follows:

(dollar amounts in thousands)	Facilities (1)	Office equipment and autos	Total operating leases

2006	$3,571	$2,555	$6,126
2007	3,665	1,293	4,958
2008	3,147	316	3,463
2009	2,467	22	2,489
2010	1,838	3	1,841
2011 and thereafter	3,176	-	3,176
	$17,864	$4,189	$22,053

(1)	Net of sublease rentals of $1.5 million in 2006, $1.6 million in 2007, 2008, 2009 and 2010 and $6.2 million thereafter.

Total expenses incurred under operating leases were $7.9 million, $8.4 million and $7.8 million for 2005, 2004 and 2003, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2005 and 2004, the Company had recorded liabilities of $4.3 million and $6.6 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

Until December 31, 2003, the Company had an executive loan program, through which a financial institution provided personal demand loans to the Company’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of

$2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in 2004, and in consideration of the Company forgiving $166,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of that agreement. The loan of the other former officer in the outstanding principal amount of $185,000 was paid in 2005.

See Note 4 for information regarding losses related to the September 11, 2001 attack on the World Trade Center and Note 5 for information regarding disputed reinsurance receivables and the impact of the terms of the sale of PMA Cayman in 1998.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common stock, 4.25% Convertible Debt and 8.50% Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 8. Shareholders’ Equity

Changes in Class A Common stock shares were as follows:

	2005	2004	2003

Treasury stock - Class A Common stock:
Balance at beginning of year	2,541,094	2,883,542	2,889,023
Reissuance of treasury shares under employee benefit plans	(306,432)	(342,448)	(5,481)
Balance at end of year	2,234,662	2,541,094	2,883,542

In 2005, the Company issued 25,254 shares of restricted Class A Common stock to its Directors under the 2004 Directors Plan. The Company also issued 27,500 shares of restricted Class A Common stock to Directors in 2005 in lieu of a portion of their retainer under the 2004 Directors Plan. In 2004, the Company issued 262,600 shares of restricted Class A Common stock to employees under the Company’s 2002 Equity Incentive Plan and 79,326 shares of restricted Class A Common stock to its Directors under the 2004 Directors Plan. The Company also issued 16,422 shares of Class A Common stock to Directors in 2004 in lieu of a portion of their retainer under the 2004 Directors Plan. The restricted stock vests (restrictions lapse) between one and three years.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability. During 2005 and 2004, 2,900 and 15,900 restricted shares were forfeited.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common stock to satisfy their tax obligations relating to the award. During 2005, employees remitted 54,694 shares to the Company to satisfy their payment of withholding taxes for vested awards.

The Company determines the cost of restricted stock awarded, which is recognized as compensation expense over the vesting period, based on the market value of the stock at the time of the award. The Company recorded expenses of $841,000 and $1.3 million during 2005 and 2004, respectively, for restricted stock awards, including $119,000 and $112,000 in 2005 and 2004, respectively, for Class A Common stock issued to Directors in lieu of their retainer.

The Company declared dividends on its Class A Common stock of $0.315 per share in 2003. In November 2003, the Company’s Board of Directors suspended dividends on the Company’s Class A Common stock.

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

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC, the Company’s reinsurance subsidiary which is currently in run-off, from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital Corporation. In 2006, PMACIC may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, PMACIC’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners (“NAIC”). PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, PMACIC may make dividend payments, as long as such dividends are not considered “extraordinary.” At December 31, 2005, the Company’s risk-based capital was 547% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Pennsylvania Insurance Department’s Order, paid dividends of $7.0 million and $12.1 million to PMA Capital Corporation in 2005 and 2004, respectively. As of December 31, 2005, the Pooled Companies can pay a maximum of $25.1 million in dividends to PMA Capital Corporation during 2006 without the prior approval of the Pennsylvania Insurance Department. Dividends received from subsidiaries were $24.0 million in 2003.

Note 9. Stock Options

The Company currently has stock option plans in place for stock options granted to officers and other key employees for the purchase of the Company’s Class A Common stock, under which 4,843,440 Class A Common shares were reserved for issuance at December 31, 2005. The stock options were granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the fair market value of the Class A Common stock on the date the options are granted. Information regarding these option plans is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,757,205	$12.09	2,871,619	$16.07	3,096,494	$16.93
Options granted	407,270	7.83	1,350,200	6.34	511,960	9.21
Options exercised	(311,272)	5.78	-	-	(50,141)	11.50
Options forfeited or expired	(764,267)	16.61	(1,464,614)	14.61	(686,694)	15.17
Options outstanding, end of year	2,088,936	$10.55	2,757,205	$12.09	2,871,619	$16.07
Options exercisable, end of year	1,268,926	$12.04	1,523,047	$15.74	1,861,489	$16.85
Option price range at end of year	$5.78 to $21.50		$5.78 to $21.50		$9.14 to $21.50
Option price range for exercised shares	$5.78		-		$11.50
Options available for grant at end of year	2,754,504		2,447,361		2,057,054

All options granted in 2005, 2004 and 2003 were granted with an exercise price that equaled or exceeded the market value of the Class A Common stock on the grant date (“out-of-the-money”). The weighted average fair value of options granted in 2005, 2004 and 2003 was $3.62 per share, $3.43 per share and $4.91 per share, respectively.

The Company accounts for stock option compensation using the intrinsic value method. Included in the Company’s net income (loss) were pre-tax stock option compensation costs of $24,000, $(172,000) and $239,000 for 2005, 2004 and 2003, respectively. Stock option compensation increased pre-tax income in 2004 due to the impact of the cancellation of unvested stock options.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	5	5	10
Risk-free interest rate	4.1%	3.1%	3.4%
Expected volatility	47.0%	60.5%	44.3%
Expected dividend yield	0.0%	0.0%	4.6%

Stock options outstanding and options exercisable at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$5.78 to $8.00	1,350,711	8.55	$6.93	662,428	$6.36
$8.01 to $14.00	138,745	7.41	$9.14	47,223	$9.14
$14.01 to $20.00	480,980	3.43	$18.46	440,775	$18.37
$20.01 to $21.50	118,500	4.03	$21.39	118,500	$21.39

See Note 2-J and 2-L for additional information.

Note 10. Earnings Per Share

Shares used as the denominator of the basic and diluted earnings per share were computed as follows:
	2005	2004	2003

Denominator:
Basic shares	31,682,648	31,344,858	31,330,183
Dilutive effect of:
Restricted stock	-	243,977	-
Stock options	-	136,994	-
Convertible Debt	-	3,232	-
Total diluted shares	31,682,648	31,729,061	31,330,183

The effect of 2.1 million, 1.5 million and 2.9 million stock options were excluded from the computation of diluted earnings per share for 2005, 2004 and 2003, respectively, because they would have been anti-dilutive. The effects of 176,688 shares of restricted stock were excluded from the computation of diluted earnings per share for 2005 because they were anti-dilutive.

Diluted shares for 2005, 2004 and 2003 do not assume the conversion of the Company’s Convertible Debt into 5.8 million, 6.1 million and 5.3 million shares of Class A Common stock, respectively, because it would have been anti-dilutive. The dilutive effect of the Convertible Debt for 2004 represents the impact of the Put Premium feature on the 6.50% Convertible Debt. See Note 6 for additional information.

Note 11. Fair Value of Financial Instruments

As of December 31, 2005 and December 31, 2004, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities, the Convertible Debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 12. Income Taxes

The components of the federal income tax expense (benefit) are:

(dollar amounts in thousands)	2005	2004	2003

Current	$-	$-	$-
Deferred	(5,995)	2,115	25,823
Income tax expense (benefit)	$(5,995)	$2,115	$25,823

A reconciliation between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2005	2004	2003

Federal income tax expense (benefit) at the statutory rate	$(9,456)	$1,381	$(23,711)
Change in valuation allowance	3,500	8,000	49,000
Reversal of income tax accruals	-	(8,120)	-
Other	(39)	854	534
Income tax expense (benefit)	$(5,995)	$2,115	$25,823

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2005	2004
Net operating loss and tax credit carryforwards	$104,937	$86,891
Discounting of unpaid losses and LAE	29,287	41,337
Postretirement benefit obligation	13,469	9,856
Unearned premiums	12,023	10,949
Allowance for uncollectible accounts	6,300	6,666
Depreciation	3,075	3,540
Unrealized depreciation of investments	1,507	-
Other	15,791	11,626
Gross deferred tax assets	186,389	170,865
Valuation allowance	(60,500)	(57,000)
Deferred tax assets, net of valuation allowance	125,889	113,865
Deferred acquisition costs	(11,982)	(10,999)
Unrealized appreciation of investments	-	(7,335)
Capitalized software	(4,204)	(4,204)
Other	(6,047)	(4,826)
Gross deferred tax liabilities	(22,233)	(27,364)
Net deferred tax assets	$103,656	$86,501

At December 31, 2005, the Company had a net operating loss ("NOL") carryforward of $273.4 million, which will expire in years 2018 through 2025, and a $9.2 million tax credit carryforward primarily related to alternative minimum tax ("AMT") credits, which does not expire. The NOL carryforward, which produces a gross deferred tax asset of $95.7 million, will be applied to reduce taxable income of the Company.

In 2003, the Company established a valuation allowance in the amount of $49 million. This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized. During 2004 and 2005, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Factors considered by management in this reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company increased the valuation allowance with respect to its net deferred tax asset by $8 million and $3.5 million in 2004 and 2005, respectively. The increases were primarily due to the future earnings projections for the Company’s Run-off Operations which were revised downward from previous projections.

The valuation allowance of $60.5 million reserves against $52 million of gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company's federal income tax returns are subject to audit by the Internal Revenue Service ("IRS"). No tax years are currently under audit by the IRS. In 2004, the Company reversed $8.1 million of certain tax contingency reserves recorded in prior years, due primarily to closed examination years.

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

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) for the benefit of certain key employees. The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $8.0 million and $8.0 million, respectively, as of December 31, 2005.

On October 27, 2005, the Company announced that it had decided to "freeze" its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Effective January 1, 2006, the Company’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions. The Company incurred a one-time non-cash charge of $229,000 in 2005 due to these changes.

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

The following tables set forth the amounts recognized in the Company’s financial statements with respect to Pension Benefits and Other Postretirement Benefits:

	Pension Benefits		Other Postretirement Benefits
(dollar amounts in thousands)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$85,752	$77,470	$9,997	$9,777
Service cost	3,727	3,520	443	420
Interest cost	5,203	4,937	634	597
Actuarial (gain) loss	5,934	2,252	1,597	(41)
Curtailments	(5,675)	-	-	-
Benefits paid	(2,731)	(2,427)	(707)	(756)
Benefit obligation at end of year	$92,210	$85,752	$11,964	$9,997

Change in plan assets:
Fair value of plan assets at beginning of year	$65,040	$62,401	$-	$-
Actual return on plan assets	5,400	5,066	-	-
Benefits paid	(2,731)	(2,427)	-	-
Fair value of plan assets at end of year	$67,709	$65,040	$-	$-

Benefit obligation greater than the fair value of plan assets	$(24,501)	$(20,712)	$(11,964)	$(9,997)

Unrecognized actuarial (gain) loss	30,369	31,016	(1,371)	(3,063)
Unrecognized prior service (cost) benefit	207	482	(366)	(484)
Unrecognized net transition obligation	98	342	-	-
Net amount recognized at end of year	$6,173	$11,128	$(13,701)	$(13,544)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$13,241	$17,139	$-	$-
Accrued benefit cost	(7,068)	(6,011)	(13,701)	(13,544)
Additional minimum liability	(30,674)	(26,499)	-	-
Intangible asset	305	1,244	-	-
Accumulated other comprehensive income, pre-tax	30,369	25,255	-	-
Net amount recognized at end of year	$6,173	$11,128	$(13,701)	$(13,544)

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$3,727	$3,520	$3,202	$443	$419	$364
Interest cost	5,203	4,937	4,629	634	597	596
Expected return on plan assets	(5,420)	(5,198)	(5,032)	-	-	-
Amortization of transition obligation	(4)	(4)	(5)	-	-	-
Amortization of prior service cost	5	5	5	(119)	(119)	(119)
Recognized actuarial (gain) loss	1,656	1,642	1,643	(94)	(140)	(91)
Curtailment charge	229	-	-	-	-	-
Net periodic pension cost	$5,396	$4,902	$4,442	$864	$757	$750

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected return on plan assets	8.25%	8.50%	9.00%	-	-	-
Rate of compensation increase	3.75%	3.75%	4.00%	-	-	-

The Company uses a January 1 measurement date for its Plans. For the measurement of Other Postretirement Benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% by 2014 and remain at that level thereafter. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Benefits paid in the table above include only those amounts paid directly from plan assets.

The decline in Qualified Pension Plan asset performance in 2000 to 2002, combined with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $24.0 million increase in its accrued Qualified Pension Plan liability and to take a $15.6 million non-cash charge to equity in the fourth quarter of 2003. The Company further increased its additional minimum liability by $1.2 million in 2004 and $5.1 million in 2005, and recorded non-cash charges to equity of $806,000 and $3.3 million, respectively. These charges did not impact earnings or cash flow, and could reverse in future periods if either interest rates increase or market performance and plan asset returns improve.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $84.2 million, $84.2 million and $67.7 million respectively, at December 31, 2005 and $78.2 million, $73.2 million and $65.0 million, respectively, at December 31, 2004.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2006	2005	2004
Equity Securities	50-70%	74%	69%
Debt Securities	30-50%	26%	31%
Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically. The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company's pension plans:

(dollar amounts in thousands)	Qualified Pension Benefits	Non-Qualified Pension Benefits
Expected Employer Contributions:
2006	$-	$-
Expected Benefit Payments:
2006	$2,675	$450
2007	2,766	475
2008	2,849	540
2009	3,022	549
2010	3,093	588
2011-2015	18,766	2,634

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $67.7 million at December 31, 2005. Non-qualified Pension Plan benefits will be paid from the general assets of the Company.

B. Defined Contribution Savings Plan — The Company also maintains a voluntary defined contribution savings plan covering substantially all employees. The Company matches employee contributions up to 5% of compensation. Contributions under such plans expensed in 2005, 2004 and 2003 were $2.4 million, $2.6 million and $3.3 million, respectively. Effective January 1, 2006, the Company’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions.

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

Note 14. Run-Off Operations

As a result of the decision to exit from and run off the reinsurance business, results for the Run-off Operations for 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 100 employees at PMA Re have been terminated in accordance with the Company’s exit plan and 38 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $1.4 million and $1.7 million, which included retention bonuses and severance, for 2005 and 2004, respectively, and expects to record expenses of approximately $1 million for 2006. Employee termination benefits and retention bonuses of approximately $4.6 million have been paid in accordance with this plan as of December 31, 2005, including $2.8 million in 2004. Additionally, in 2004 the Run-off Operations paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

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

As a result of the decision to exit from and run off this business, 2003 results included a $2.5 million write-down of assets, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an updated assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for 2003.

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

(dollar amounts in thousands)	2005	2004	2003

Revenues:
The PMA Insurance Group	$414,267	$497,095	$624,335
Run-off Operations	26,544	101,722	665,783
Corporate and Other	168	7,414	1,252
Net realized investment gains	2,117	6,493	13,780
Total revenues	$443,096	$612,724	$1,305,150

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$22,020	$13,166	$21,541
Run-off Operations	(26,933)	5,509	(80,376)
Corporate and Other	(24,219)	(21,223)	(22,691)
Net realized investment gains	2,117	6,493	13,780
Income (loss) before income taxes	(27,015)	3,945	(67,746)
Income tax expense (benefit)	(5,995)	2,115	25,823
Net income (loss)	$(21,020)	$1,830	$(93,569)

Net premiums earned by principal business segment are as follows:

(dollar amounts in thousands)	2005	2004	2003
The PMA Insurance Group:
Workers' compensation and integrated disability	$320,443	$389,844	$477,402
Commercial automobile	22,061	30,602	53,541
Commercial multi-peril	11,106	16,973	28,700
Other	5,032	4,924	10,389
Total premiums earned	358,642	442,343	570,032
Run-off Operations:
Reinsurance:
Traditional - Treaty	6,427	23,661	278,971
Finite Risk and Financial Products	(1,775)	15,501	221,093
Specialty - Treaty	5,122	36,348	83,008
Facultative	359	2,450	27,237
Accident Reinsurance	(42)	(873)	13,940
Total reinsurance premiums earned	10,091	77,087	624,249
Excess and surplus lines	115	(20)	4,672
Total premiums earned - Run-off Operations	10,206	77,067	628,921
Corporate and Other	(818)	(825)	(788)
Consolidated net premiums earned	$368,030	$518,585	$1,198,165

The Company’s amortization and depreciation expense by principal business segment were as follows:

(dollar amounts in thousands)	2005	2004	2003

The PMA Insurance Group	$7,519	$7,648	$7,117
Run-off Operations	6,439	12,015	14,035
Corporate and Other	832	4	77
Total depreciation and amortization expense	$14,790	$19,667	$21,229

The Company's total assets by principal business segment were as follows:

(dollar amounts in thousands)	2005	2004

The PMA Insurance Group	$1,847,263	$1,889,449
Run-off Operations	1,014,740	1,300,655
Corporate and Other(1)	26,042	60,198
Total assets	$2,888,045	$3,250,302

(1)	Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

The PMA Insurance Group’s operations are concentrated in ten contiguous states in the eastern part of the U.S. The economic trends in these individual states may not be independent of one another. Also, The PMA Insurance Group’s products are highly regulated by each of these states. For most of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states. While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations. Since November 2003, The PMA Insurance Group has been the Company’s sole remaining ongoing insurance segment. In 2005 and 2004, workers’ compensation net premiums written represented 86% and 85% of The PMA Insurance Group’s net premiums written. In 2003, workers’ compensation net premiums written by The PMA Insurance Group represented 41% of the Company’s net premiums written.

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe-prone regions. The PMA Insurance Group maintains catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million.

Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or terrorist event, could exceed the Company’s reinsurance and/or retrocessional protection and may have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In 2005, 2004 and 2003, the Company’s loss and LAE ratios were not significantly impacted by catastrophes.

Note 16. Transactions with Related Parties

In 2003, the Company and certain of its subsidiaries provided certain administrative services to the PMA Foundation (the “Foundation”), for which the Company and its subsidiaries received reimbursement. The Foundation, a not-for-profit corporation qualified under Section 501(c)(6) of the Internal Revenue Code, whose purposes include the promotion of the common business interests of its members and the economic prosperity of the Commonwealth of Pennsylvania, owned 5,242,150 shares, or 16.7%, of the Company’s Class A Common stock as of December 31, 2003. As of December 31, 2004, the Foundation owned less than 5% of the Company’s Class A Common stock. Total reimbursements amounted to $13,000 for 2003. The Foundation also leased its Harrisburg, Pennsylvania headquarters facility from a subsidiary of the Company under an operating lease which required rent payments of $25,000 per month, and reimbursed a subsidiary of the Company for its use of office space. Rent and related reimbursements paid to the Company’s affiliates by the Foundation was $304,000 in 2003. In 2004, the Company sold this building to the Foundation for gross proceeds of $1.6 million, resulting in a gain of $458,000, which is included in other revenues in the Statement of Operations.

The Company incurred legal and consulting expenses aggregating approximately $3.3 million, $4.4 million and $3.7 million in 2005, 2004 and 2003, respectively, from firms in which directors of the Company are partners or principals.

At December 31, 2003, the Company had notes receivable from officers totaling $65,000 that were accounted for as a reduction of shareholders’ equity. These loans were repaid in 2004.

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

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries are as follows:

(dollar amounts in thousands)	2005	2004	2003

SAP net income (loss):
The PMA Insurance Group	$12,046	$19,000	$7,169
PMA Capital Insurance Company	(8,009)	40,803	(84,413)
Caliber One Indemnity Company(1)	-	-	409
Total	$4,037	$59,803	$(76,835)

SAP capital and surplus:
The PMA Insurance Group	$315,056	$300,034	$296,777
PMA Capital Insurance Company	204,920	224,510	500,617
Eliminations(2)	-	-	(296,777)
Total	$519,976	$524,544	$500,617

(1)	In January 2003, the Company sold the capital stock of Caliber One Indemnity Company.
(2)
For 2003, the capital and surplus of The PMA Insurance Group’s domestic insurance subsidiaries was eliminated as they were included in the statutory capital and surplus of PMA Capital Insurance Company, then the parent company of these insurance companies. In June 2004, The PMA Insurance Group was transferred from PMA Capital Insurance Company to PMA Capital Corporation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department (for PMA Capital Insurance Company and The PMA Insurance Group) and the Delaware Insurance Department (for Caliber One Indemnity Company). Pennsylvania and Delaware have adopted Codification as the basis of their statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $101,000 and $435,000 at December 31, 2004 and 2003, respectively, over what it would have been had the prescribed practice not been allowed. As of December 31, 2005, the Company no longer utilizes non-tabular discounting for its net unpaid losses and LAE for workers’ compensation.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheet of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2004 and 2003 consolidated financial statements were audited by other auditors whose report, dated March 16, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that PMA Capital Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2005, and our reports dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the accompanying balance sheet of PMA Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income (loss) for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMA Capital Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
March 16, 2005

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth
(dollar amounts in thousands, except share data)	Quarter	Quarter	Quarter	Quarter

2005
Income Statement Data:
Total revenues	$108,610	$105,936	$111,563	$116,987
Income (loss) before income taxes	(26,218)	88	1,216	(2,101)
Net income (loss)	(20,551)	17	740	(1,226)

Per Share Data:
Net income (loss) (Basic)	$(0.65)	$-	$0.02	$(0.04)
Net income (loss) (Diluted)	(0.65)	-	0.02	(0.04)

2004
Income Statement Data:
Total revenues	$238,450	$141,275	$126,844	$106,155
Income (loss) before income taxes	18,793	175	(45)	(14,978)
Net income (loss)	12,153	64	(74)	(10,313)

Per Share Data:
Net income (loss) (Basic)	$0.39	$-	$-	$(0.33)
Net income (loss) (Diluted)	0.35	-	-	(0.33)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 7, 2005, our Audit Committee appointed Beard Miller Company LLP as our independent auditors for the year ended December 31, 2005 and dismissed our independent auditors for the year ended December 31, 2004, Deloitte & Touche LLP (“Deloitte”). During the two most recently completed fiscal years and through July 7, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for the past two fiscal years or its review of the financial statements for the quarter ended March 31, 2005. In addition, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years and through July 7, 2005. The information required by Item 304(a) of Regulation S-K regarding our change in independent auditors has been previously reported in a Form 8-K dated July 11, 2005.
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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

See “Executive Officers of the Registrant” under Item 4 above. The information under the captions “The Board of Directors and Corporate Governance,” “Nominees For Election,” “Directors Continuing in Office” and “Committees of the Board - Audit Committee” and “Committees of the Board - Nominating and Corporate Governance Committee” in our Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference, as is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Beneficial Ownership of Class A Common Stock” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,088,936	$10.55	2,754,504 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,088,936	$10.55	2,754,504

(1)
These securities are issuable under our 2002 Equity Incentive Plan and 2004 Directors Plan, which were approved by shareholders at the 2002 and 2004 Annual Meetings of Shareholders, respectively. The Plans authorize the grant of stock options, stock appreciation rights, restricted stock, bonus stock or stock in lieu of other obligations, dividend equivalent rights or other stock-based awards and performance awards.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Ratification of the Appointment of the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1)	Index to Consolidated Financial Statements	Page

	Consolidated Balance Sheets at December 31, 2005 and 2004	65

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	66

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	67

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	68

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	69

	Notes to Consolidated Financial Statements	70

	Reports of Independent Registered Public Accounting Firms	95

(a) (2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1.

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	The Exhibits are listed in the Index to Exhibits beginning on page E-1.

(c) (1)
Separate Financial Statements of Pennsylvania Manufacturers’ Association Insurance Company and PMA Capital Insurance Company, affiliates whose securities are pledged as collateral, are listed in the Index to Financial Statement Schedules on page FS-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: March 13, 2006	By:/s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2006.

Signature	Title

/s/ William E. Hitselberger
William E. Hitselberger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
J. Gregory Driscoll*	Director
Joseph H. Foster*	Director
Charles T. Freeman*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
James F. Malone III*	Director
Edward H. Owlett*	Director
Roderic H. Ross*	Director
L. J. Rowell, Jr. *	Director

* By:	/s/ William E. Hitselberger
William E. Hitselberger Attorney-in-Fact

PMA Capital Corporation
Index to Financial Statement Schedules

Description	Page

Schedule II - Condensed Financial Information of Registrant as of December 31, 2005	FS-2
and 2004 and for the years ended December 31, 2005, 2004 and 2003

Schedule III - Supplementary Insurance Information for the years ended December 31, 2005, 2004	FS-5
and 2003

Schedule IV - Reinsurance for the years ended December 31, 2005, 2004 and 2003	FS-6

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	FS-7

Schedule VI - Supplemental Information Concerning Property and Casualty Insurance Operations	FS-8
for the years ended December 31, 2005, 2004 and 2003

Reports of Independent Registered Public Accounting Firms on Financial Statement Schedules	FS-9

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2005 Consolidated Financial Statements and notes thereto.

Financial Statements of Pennsylvania Manufacturers’ Association Insurance Company

Balance Sheets as of December 31, 2005 and 2004	FS-11
Statements of Operations for the years ended December 31, 2005, 2004 and 2003	FS-12
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	FS-13
Statements of Shareholder’s Equity for the years ended December 31, 2005, 2004 and 2003	FS-14
Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	FS-15
Notes to Financial Statements	FS-16
Reports of Independent Registered Public Accounting Firms	FS-27

Financial Statements of PMA Capital Insurance Company

Balance Sheets as of December 31, 2005 and 2004	FS-29
Statements of Operations for the years ended December 31, 2005, 2004 and 2003	FS-30
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	FS-31
Statements of Shareholder’s Equity for the years ended December 31, 2005, 2004 and 2003	FS-32
Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	FS-33
Notes to Financial Statements	FS-34
Reports of Independent Registered Public Accounting Firms	FS-47

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

	December 31,
(dollar amounts in thousands)	2005	2004
Assets
Cash	$-	$434
Short-term investments	50	286
Investment in subsidiaries	609,753	642,466
Related party receivables	29,470	37,638
Deferred income taxes, net	44,500	29,602
Other assets	1,515	9,696
Total assets	$685,288	$720,122

Liabilities
Long-term debt	$215,651	$210,784
Other liabilities	63,414	63,887
Total liabilities	279,065	274,671

Shareholders' Equity
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2005 - 34,217,945 shares issued and 31,983,283 outstanding;
2004 - 34,217,945 shares issued and 31,676,851 outstanding)	171,090	171,090
Additional paid-in capital	109,331	109,331
Retained earnings	187,538	213,313
Accumulated other comprehensive loss	(22,684)	(1,959)
Treasury stock, at cost (2005 - 2,234,662 shares; 2004 - 2,541,094 shares)	(38,779)	(45,573)
Unearned restricted stock compensation	(273)	(751)
Total shareholders' equity	406,223	445,451
Total liabilities and shareholders' equity	$685,288	$720,122

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

	Year Ended December 31,
(dollar amounts in thousands)	2005	2004	2003
Revenues:
Net investment income (expense)	$89	$118	$(31)
Net realized investment loss	(4,149)	(3,846)	-
Other revenues	119	6,680	30
Total revenues	(3,941)	2,952	(1)

Expenses:
General expenses	9,142	9,893	14,200
Interest expense	16,706	12,579	10,244
Loss on debt exchange	-	5,973	-
Total expenses	25,848	28,445	24,444
Loss before income taxes and equity in earnings
(loss) of subsidiaries	(29,789)	(25,493)	(24,445)
Income tax expense (benefit)	(20,135)	(11,094)	23,676
Loss before equity in earnings (loss)
of subsidiaries	(9,654)	(14,399)	(48,121)
Equity in earnings (loss) of subsidiaries	(11,366)	16,229	(45,448)
Net income (loss)	$(21,020)	$1,830	$(93,569)

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
(dollar amounts in thousands)	2005	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(21,020)	$1,830	$(93,569)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	11,366	(16,229)	45,448
Dividends received from subsidiaries	7,000	10,998	24,000
Net tax sharing payments received from subsidiaries	5,595	4,851	5,637
Net realized investment losses	4,149	3,846	-
Loss on debt exchange	-	5,973	-
Deferred income tax expense (benefit)	(13,025)	(7,143)	25,138
Other, net	(3,852)	(8,889)	3,003
Net cash flows provided by (used in) operating activities	(9,787)	(4,763)	9,657

Cash Flows From Investing Activities:
Net sales (purchases) of short-term investments	236	14,195	(14,481)
Cash contributions to subsidiaries	-	-	(500)
Proceeds from other assets sold	-	7,729	-
Other, net	(152)	-	-
Net cash flows provided by (used in) investing activities	84	21,924	(14,981)

Cash Flows From Financing Activities:
Dividends paid to shareholders	-	-	(9,870)
Issuance of long-term debt	-	15,825	100,000
Debt issue costs	-	(600)	(3,662)
Repayment of debt	(270)	(1,185)	(65,000)
Proceeds from exercise of stock options	1,371	-	2
Net repayments of notes receivable from officers	-	59	-
Change in related party receivables and payables	8,168	(31,326)	(15,646)
Net cash flows provided by (used in) financing activities	9,269	(17,227)	5,824

Net increase (decrease) in cash	(434)	(66)	500
Cash - beginning of year	434	500	-
Cash - end of year	$-	$434	$500

Supplementary cash flow information:
Income taxes paid (refunded)	$(651)	$(2,592)	$2,600
Interest paid	$14,320	$11,832	$8,723

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2005:
The PMA Insurance Group	$34,236	$1,169,338	$173,432	$358,642	$31,745	$260,276	$71,298	$55,273	$375,793
Run-off Operations	-	686,519	-	10,206	16,338	34,798	4,583	14,096	10,250
Corporate and Other (2)	-	(35,814)	-	(818)	580	-	-	8,502	(818)
Total	$34,236	$1,820,043	$173,432	$368,030	$48,663	$295,074	$75,881	$77,871	$385,225

December 31, 2004:
The PMA Insurance Group	$30,984	$1,226,781	$156,484	$442,343	$30,984	$331,181	$86,078	$61,671	$377,795
Run-off Operations	442	919,222	2,005	77,067	24,655	49,375	29,147	17,691	(75,360)
Corporate and Other (2)	-	(34,405)	-	(825)	1,306	-	-	10,310	(825)
Total	$31,426	$2,111,598	$158,489	$518,585	$56,945	$380,556	$115,225	$89,672	$301,610

December 31, 2003:
The PMA Insurance Group	$38,635	$1,259,737	$227,262	$570,032	$32,907	$442,502	$90,575	$69,076	$603,593
Run-off Operations	45,340	1,315,071	176,446	628,921	34,362	555,845	165,871	24,443	589,449
Corporate and Other (2)	-	(33,490)	-	(788)	1,654	-	-	14,056	(788)
Total	$83,975	$2,541,318	$403,708	$1,198,165	$68,923	$998,347	$256,446	$107,575	$1,192,254

(1)	Net investment income is based on each segment's invested assets.
(2)	Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also includes the effect of eliminating intercompany transactions.

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2005:

Property and liability insurance premiums	$379,722	$48,893	$37,201	$368,030	10%

Year Ended December 31, 2004:

Property and liability insurance premiums	$461,365	$78,911	$136,131	$518,585	26%

Year Ended December 31, 2003:

Property and liability insurance premiums	$638,716	$228,576	$788,025	$1,198,165	66%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2005:
Valuation allowance:
Premiums receivable	$9,349	$(1,007)	$-	$8,342
Reinsurance receivable	9,002	550	-	9,552
Deferred income taxes, net	57,000	3,500	-	60,500

Year ended December 31, 2004:
Valuation allowance:
Premiums receivable	$7,972	$1,377	$-	$9,349
Reinsurance receivable	6,769	2,233	-	9,002
Deferred income taxes, net	49,000	8,000	-	57,000

Year ended December 31, 2003:
Valuation allowance:
Premiums receivable	$9,528	$(544)	$(1,012)	$7,972
Reinsurance receivable	5,483	4,286	(3,000)	6,769
Deferred income taxes, net	-	49,000	-	49,000

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

(dollar amounts in thousands)
							Losses and loss adjustment expenses incurred related to
Affiliation with registrant	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Current year	Prior years(2)	Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
Consolidated property-casualty
subsidiaries:

December 31, 2005	$ 34,236	$ 1,820,043	$ 59,847	$ 173,432	$ 368,030	$ 48,663	$ 259,105	$ 26,793	$ 75,881	$ 500,786	$ 385,225

December 31, 2004	31,426	2,111,598	60,767	158,489	518,585	56,945	406,828	(40,363)	115,225	728,011	301,610

December 31, 2003	83,975	2,541,318	67,012	403,708	1,198,165	68,923	768,114	218,774	256,446	836,383	1,192,254

(1) - Reserves discounted at approximately 5%.
(2) - Excludes accretion of loss reserve discount of $9,176, $14,091, and $11,459 in 2005, 2004 and 2003, respectively.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the "Company") as of December 31, 2005, and for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and have issued our reports thereon dated March 9, 2006; such reports are included elsewhere in the Form 10-K. Our audit included the 2005 consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. The financial statement schedules for the years ended December 31, 2004 and 2003 were audited by other auditors. Those auditors expressed an opinion, in their report dated March 16, 2005, that such 2004 and 2003 consolidated financial statement schedules, when considered in relation to the 2004 and 2003 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation:

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the "Company") as of December 31, 2004, and for each of the two years in the period ended December 31, 2004, and have issued our report thereon dated March 16, 2005; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP
Philadelphia, PA
March 16, 2005

PENNSYLVANIA MANUFACTURERS' ASSOCIATION INSURANCE COMPANY
BALANCE SHEETS

(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2005 - $335,805; 2004 - $327,183)	$337,810	$337,522
Fixed maturities available for sale- affiliated, at fair value (amortized cost:
2005 - $10,330)	10,084	-
Preferred stock - affiliated	2	2
Short-term investments	12,620	24,802
Total investments	360,516	362,326

Cash	13,539	24,961
Accrued investment income	3,001	3,657
Premiums receivable (net of valuation allowance: 2005 - $4,465; 2004 - $5,809)	112,213	107,219
Prepaid reinsurance premiums	70,374	63,716
Reinsurance receivables (net of valuation allowance: 2005 - $8,291; 2004 - $7,741)	954,057	997,067
Deferred income taxes, net	18,899	17,703
Deferred acquisition costs	20,541	18,590
Other assets	68,188	68,061
Total assets	$1,621,328	$1,663,300

Liabilities:
Unpaid losses and loss adjustment expenses	$1,142,864	$1,200,545
Unearned premiums	173,432	156,484
Payable to affiliates	11,892	6,572
Long-term debt	10,000	-
Accounts payable, accrued expenses and other liabilities	57,968	68,844
Funds held under reinsurance treaties	9,059	8,525
Dividends to policyholders	2,671	3,586
Total liabilities	1,407,886	1,444,556

Commitments and contingencies (Note 7)

Shareholder's Equity:
Common stock, $10 par value
(2,000,000 shares authorized; 611,630 shares issued and outstanding)	6,116	6,116
Additional paid-in capital	48,803	48,803
Retained earnings	157,380	157,104
Accumulated other comprehensive income	1,143	6,721
Total shareholder's equity	213,442	218,744
Total liabilities and shareholder's equity	$1,621,328	$1,663,300

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF OPERATIONS

(in thousands)	2005	2004	2003

Revenues:
Net premiums written	$220,317	$205,305	$333,259
Change in net unearned premiums	(10,290)	38,729	(20,137)
Net premiums earned	210,027	244,034	313,122
Net investment income	14,747	14,786	22,937
Net realized investment gains	3,446	2,660	2,223
Other revenues	1,011	1,691	1,382
Total revenues	229,231	263,171	339,664

Losses and Expenses:
Losses and loss adjustment expenses	153,192	183,657	243,826
Acquisition expenses	41,518	50,728	53,333
Operating expenses	19,756	21,297	24,830
Dividends to policyholders	1,935	1,712	120
Interest expense	226	-	-
Total losses and expenses	216,627	257,394	322,109
Income before income taxes	12,604	5,777	17,555
Income tax expense	5,328	2,920	5,348
Net income	$7,276	$2,857	$12,207

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$7,276	$2,857	$12,207
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Deferred income tax expense (benefit)	1,807	2,525	(466)
Net realized investment gains	(3,446)	(2,660)	(2,223)
Depreciation and amortization	5,744	5,985	5,795
Change in:
Premiums receivable and unearned premiums, net	11,954	(29,672)	(10,759)
Prepaid reinsurance premiums	(6,658)	32,050	(17,171)
Reinsurance receivables	43,010	13,671	(47,168)
Unpaid losses and loss adjustment expenses	(57,681)	(32,978)	67,376
Funds held under reinsurance treaties	534	5,474	1,348
Deferred acquisition costs	(1,951)	4,591	(3,822)
Accounts payable, accrued expenses and other liabilities	(6,617)	(19,696)	15,115
Dividends to policyholders	(915)	(1,501)	(3,912)
Accrued investment income	656	397	(241)
Other, net	(691)	(14,450)	(6,536)
Net cash flows provided by (used in) operating activities	(6,978)	(33,407)	9,543

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(189,520)	(96,614)	(216,884)
Maturities and calls	36,698	47,770	81,620
Sales	130,638	93,103	104,388
Net sales of short-term investments	12,252	8,448	24,567
Net redemption of affiliated preferred stock	-	6,000	3,000
Proceeds from other assets sold	-	1,600	-
Other, net	(2,576)	(3,080)	(4,067)
Net cash flows provided by (used in) investing activities	(12,508)	57,227	(7,376)

Cash flows from financing activities:
Dividends paid to shareholders	(7,000)	(8,997)	(10,483)
Issuance of long term debt	10,000	-	-
Debt issuance costs	(256)	-	-
Advances from (to) affiliates	5,320	(1,169)	7,741
Net cash flows provided by (used in) financing activities	8,064	(10,166)	(2,742)

Net increase (decrease) in cash	(11,422)	13,654	(575)
Cash - beginning of year	24,961	11,307	11,882
Cash - end of year	$13,539	$24,961	$11,307

Supplementary cash flow information:
Income tax paid	$2,330	$2,915	$6,292
Interest expense	$80	$-	$-

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2005	2004	2003

Common Stock	$6,116	$6,116	$6,116

Additional paid-in capital - Common stock
Balance at beginning of year	48,803	48,803	48,803

Retained earnings:
Balance at beginning of year	157,104	164,383	162,659
Net income	7,276	2,857	12,207
Dividends declared	(7,000)	(10,136)	(10,483)
Balance at end of year	157,380	157,104	164,383

Accumulated other comprehensive income:
Balance at beginning of year	6,721	9,193	10,054
Other comprehensive loss, net of tax benefit:
2005 - $3,003; 2004 - $1,331; 2003 - $464	(5,578)	(2,472)	(861)
Balance at end of year	1,143	6,721	9,193

Total shareholder's equity:
Balance at beginning of year	218,744	228,495	227,632
Net income	7,276	2,857	12,207
Dividends declared	(7,000)	(10,136)	(10,483)
Other comprehensive loss	(5,578)	(2,472)	(861)
Balance at end of year	$213,442	$218,744	$228,495

See accompanying notes to financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2005	2004	2003

Net income	$7,276	$2,857	$12,207

Other comprehensive loss, net of tax:
Unrealized losses on securities
Holding gains (losses) arising during the period	(3,338)	(743)	584
Less: reclassification adjustment for gains included in net income,
net of tax expense: 2005 - $1,206; 2004 - $931; 2003 - $778	(2,240)	(1,729)	(1,445)

Other comprehensive loss, net of tax	(5,578)	(2,472)	(861)

Comprehensive income	$1,698	$385	$11,346

See accompanying notes to financial statements.

Notes to Financial Statements

Note 1. Business Description

The accompanying financial statements include the accounts of Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC” or the “Company”), a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”). The Company is the lead company in an intercompany pooling arrangement (the “Pooling Agreement”) covering business written by the Company and its affiliates, Manufacturers Alliance Insurance Company (“MAICO”) and Pennsylvania Manufacturers Indemnity Company (“PMIC”) (collectively, the “Pooled Companies”). The Pooled Companies also operate under The PMA Insurance Group trade name.

Under the Pooling Agreement, the Company assumes 100% of the direct premiums written by both MAICO and PMIC. Additionally, all involuntary premiums assigned to the Pooled Companies are directly assumed by the Company. The Company then makes cessions to unaffiliated reinsurers in accordance with its reinsurance treaties and practices. The remaining net premiums are then allocated to each of the Pooled Companies using the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%. Loss and loss adjustment expenses ("LAE") incurred and other expenses incurred, except for federal income taxes and investment expenses, are allocated out to the members of the Pooled Companies in the same manner.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. Prior to June 2004, the Pooled Companies were wholly-owned subsidiaries of PMA Capital Insurance Company (“PMACIC"), a wholly-owned insurance subsidiary of PMA Capital.

The Company writes workers’ compensation and, to a lesser extent, other standard lines of commercial insurance. In 2005, 2004 and 2003, workers’ compensation net premiums written represented 85%, 85% and 81%, respectively, of the Company’s total net premiums written.

Approximately 88% of the Company’s business for 2005 was produced through independent agents and brokers. The Company’s operations are concentrated in its principal marketing territory in the eastern part of the United States. Economic trends in these states may not be independent of one another. The Company’s products are highly regulated by each state. For many of the Company’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each state. While the Company considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have a material adverse impact on the Company’s financial condition and results of operations.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 13% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. We do not believe there are credit related risks associated with our U.S. Treasury and agency securities.

At December 31, 2005, the Company held $9.2 million par value of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) issued by its parent company, PMA Capital, with a fair value of $10.1 million. The 6.50% Convertible Debt may be converted at any time, at the Company's option, into PMA Capital Class A Common stock. As this conversion feature is considered an embedded derivative, the Company is required to record changes in the fair value of this component in net realized investment gains (losses). The derivative and debt components are collectively reported on the Balance Sheet and are classified as fixed maturities available for sale - affiliated.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$35,320	$252	$531	$35,041
States, political subdivisions and foreign government securities	9,199	432	42	9,589
Corporate debt securities	106,608	4,886	1,114	110,380
Affiliated corporate debt securities	10,330	-	246	10,084
Mortgage-backed and other asset-backed securities	184,678	721	2,599	182,800
Total fixed maturities available for sale	346,135	6,291	4,532	347,894
Short-term investments	12,620	-	-	12,620
Preferred stock - affiliated	2	-	-	2
Total investments	$358,757	$6,291	$4,532	$360,516

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,194	$1,363	$1,405	$74,152
States, political subdivisions and foreign government securities	5,819	348	17	6,150
Corporate debt securities	113,299	8,954	314	121,939
Mortgage-backed and other asset-backed securities	133,871	2,049	639	135,281
Total fixed maturities available for sale	327,183	12,714	2,375	337,522
Short-term investments	24,802	-	-	24,802
Preferred stock - affiliated	2	-	-	2
Total investments	$351,987	$12,714	$2,375	$362,326

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2005
Less than 1 year	76	$75.0	$76.7	$(1.7)	98%
Greater than 1 year	23	14.1	14.8	(0.7)	95%
U.S. Treasury and Agency securities	65	97.2	99.3	(2.1)	98%
Total	164	186.3	190.8	(4.5)	98%

December 31, 2004
Less than 1 year	27	$22.8	$23.0	$(0.2)	99%
Greater than 1 year	13	12.2	12.6	(0.4)	97%
U.S. Treasury and Agency securities	53	83.5	85.3	(1.8)	98%
Total	93	118.5	120.9	(2.4)	98%

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2006	$16,011	$15,937
2007-2010	40,764	40,398
2011-2015	49,692	49,771
2016 and thereafter	54,990	58,988
Mortgage-backed and other asset-backed securities	184,678	182,800
	$346,135	$347,894

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollar amounts in thousands)	2005	2004	2003

Fixed maturities	$16,539	$17,342	$19,421
Fixed maturities - affiliated	182	-	-
Short-term investments	573	396	343
Preferred dividends from affiliates	-	360	5,340
Other	875	450	433
Total investment income	18,169	18,548	25,537
Investment expenses	(1,595)	(1,571)	(1,076)
Interest on funds held	(1,827)	(2,191)	(1,524)
Net investment income	$14,747	$14,786	$22,937

Net realized investment gains consist of the following:

(dollar amounts in thousands)	2005	2004	2003

Realized gains	$5,284	$2,893	$2,811
Realized losses	(1,838)	(233)	(588)
Total net realized investment gains	$3,446	$2,660	$2,223

Included in realized gains for 2005 were realized gains of $313,000 related to the increase in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in the realized losses for 2005 were impairment losses of $532,000, which relate to two auto manufacturers. Realized losses in 2004 reflected sales reducing the Company’s per issuer exposure and general duration management trades and realized losses of $112,000 on sales of securities where the Company reduced and/or eliminated its positions in certain issuers due to credit concerns. Realized losses in 2003 reflected sales reducing the Company’s per issuer exposure and general duration management trades. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

On December 31, 2005, the Company had securities with a total amortized cost of $27.5 million and fair value of $27.4 million on deposit with various governmental authorities, as required by law. The securities on deposit are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2005	2004	2003

Balance at January 1	$1,200,545	$1,233,523	$1,166,147
Less: reinsurance recoverable on unpaid losses and LAE	955,848	987,579	950,346
Net balance at January 1	244,697	245,944	215,801
Losses and LAE incurred, net:
Current year, net of discount	148,874	178,990	212,635
Prior years	-	-	30,000
Accretion of prior years' discount	4,318	4,667	1,191
Total losses and LAE incurred, net	153,192	183,657	243,826
Losses and LAE paid, net:
Current year	(32,377)	(51,064)	(60,843)
Prior years	(142,376)	(133,840)	(152,840)
Total losses and LAE paid, net	174,753	184,904	213,683
Net balance at December 31	223,136	244,697	245,944
Reinsurance recoverable on unpaid losses and LAE	919,728	955,848	987,579
Balance at December 31	$1,142,864	$1,200,545	$1,233,523

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

As part of the year end closing process, in the fourth quarter of 2003, the Company’s actuaries completed a comprehensive year-end actuarial analysis of The PMA Insurance Group’s loss reserves. Based on the actuarial work performed, the Company’s actuaries noticed higher than expected claims severity in workers' compensation business written for accident years 2001 and 2002, primarily from loss-sensitive and participating workers' compensation business. As a result, the Pooled Companies increased loss reserves for prior years by $50 million. Under the Pooled Companies’ loss-sensitive rating plans, the amount of the insured's premiums is adjusted after the policy period expires based, to a large extent, upon the insured's actual losses incurred during the policy period. Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period. Accordingly, offsetting the effects of this unfavorable prior year loss development were premium adjustments of $35 million under loss-sensitive plans and reduced policyholder dividends of $8 million, resulting in a net fourth quarter pre-tax charge of $7 million. The Company’s share of the unfavorable prior year loss development of reserves for losses and LAE for prior accident years, excluding accretion of discount, was $30 million in 2003, determined in accordance with the intercompany pooling arrangement. The Company’s share of the 2003 premium adjustments and reduced policyholder dividends were $21 million and $4.8 million, respectively, also determined in accordance with the Pooling Agreement, resulting in a net pre-tax charge of $4.2 million. An independent actuarial firm also conducted a comprehensive review of the Pooled Companies’ loss reserves as of December 31, 2003 and concluded that such carried loss reserves were reasonable as of December 31, 2003.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2005 and 2004 were $163.2 million and $173.8 million, net of discount of $7.0 million and $7.6 million, respectively. The discount rate used was approximately 5% at both December 31, 2005 and 2004.

The Company’s loss reserves were stated net of salvage and subrogation of $14.5 million and $16.6 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, 2004 and 2003, gross reserves for asbestos-related losses were $22.3 million, $23.4 million and $33.8 million, respectively ($7.6 million, $7.8 million and $10.1 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $6.1 million, $6.2 million and $8.9 million related to IBNR losses at December 31, 2005, 2004 and 2003 respectively.

At December 31, 2005, 2004 and 2003, gross reserves for environmental-related losses were $14.0 million, $14.9 million and $12.8 million, respectively ($2.5 million, $3.3 million and $4.6 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $948,000, $1.6 million and $2.0 million related to IBNR losses at December 31, 2005, 2004 and 2003, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. These coverage issues in cases in which the company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2005, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2005	2004	2003

Written premiums:
Direct	$255,873	$249,553	$448,754
Assumed	167,858	173,820	230,984
Ceded	(203,414)	(218,068)	(346,479)
Net	$220,317	$205,305	$333,259
Earned premiums:
Direct	$241,895	$303,493	$426,775
Assumed	163,689	190,658	215,501
Ceded	(195,557)	(250,117)	(329,154)
Net	$210,027	$244,034	$313,122
Losses and LAE:
Direct	$182,622	$233,554	$341,277
Assumed	144,030	172,398	178,581
Ceded	(173,460)	(222,295)	(276,032)
Net	$153,192	$183,657	$243,826

The Company actively manages its exposure to catastrophes through its underwriting process, where the Company generally monitors the accumulation of insurable values in catastrophe-prone regions. The Company maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence, and workers’ compensation reinsurance protection of $104.8 million excess of $250,000. The Company’s maximum limit, after retention, for any one claimant is $5.8 million.

Although the Company believes that it has adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or terrorist event, could exceed the Company’s reinsurance protection and could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In 2005, 2004 and 2003, the Company’s loss and LAE ratios were not significantly impacted by catastrophes.

At December 31, 2005, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder's equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Trabaja Reinsurance Company (1)	$170,106	$159,099
PXRE Reinsurance Company	116,875	66,832
Houston Casualty Company	66,146	-
Imagine International Reinsurance, Ltd.	51,224	50,523
Hannover Ruckversicherungs AG	33,971	-
American Re-Insurance Company	27,446	-
Partner Reinsurance Company	26,914	-
QBE Reinsurance Corporation	19,053	-
GE Reinsurance	17,833	-
Employers Mutual Casualty Company	17,026	-
Berkley Insurance Company	13,087	-
Folksamerica Reinsurance Company	12,075	-
Toa-Re Insurance Company of America	12,063	-

(1)	A member of the London Reinsurance Group.

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the Commonwealth of Pennsylvania, the Company’s state of domicile. At December 31, 2005 and 2004, the Company’s reinsurance receivables of $954.1 million and $997.1 million were supported by $341.3 million and $317.2 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2005, approximately 96% were recoverable from reinsurers rated “A-” or better by A.M. Best.

The Company has recorded reinsurance receivables of $13.9 million at December 31, 2005, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). See Note 5 to the PMA Capital Consolidated Financial Statements for additional information regarding Trabaja.

Pursuant to the Pooling Agreement, the Company assumes 100% of the direct premiums written by both MAICO and PMIC and all involuntary premiums assigned to the Pooled Companies are directly assumed by the Company. The Company then makes cessions to unaffiliated reinsurers in accordance with its reinsurance treaties and practices. The remaining net premiums are then allocated to each of the Pooled Companies using the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%. At December 31, 2005, reinsurance receivables under the Pooling Agreement were $148.8 million.

Note 6. Debt

In September 2005, the Company issued $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”). The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear interest at an annual rate equal to the three-month London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2005, the interest rate on the Surplus Notes was 8.76%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. The Company used the $9.7 million net proceeds to purchase, in the open market, $9.2 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt.

Note 7. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under noncancelable operating leases. Future minimum net operating lease obligations as of December 31, 2005 are as follows:

(dollar amounts in thousands)	Facilities	Office equipment and autos	Total operating leases
2006	$3,109	$2,438	$5,547
2007	3,062	1,189	4,251
2008	2,560	243	2,803
2009	1,911	21	1,932
2010	1,314	3	1,317
2011 and thereafter	2,305	-	2,305
	$14,261	$3,894	$18,155

Total expenses incurred under operating leases were $4.1 million for both 2005 and 2004 and $3.6 million for 2003.

In the event a property and casualty insurer operating in a jurisdiction where the Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2005 and 2004, the Company had recorded liabilities of $2.8 million and $3.9 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

Note 8. Shareholder’s Equity

The Company has 2,000,000 shares of Common stock, $10 par value per share authorized, of which 611,630 shares were issued and outstanding. The Company also has 5,000 shares of undesignated Preferred stock, $1,000 par value per share authorized. There were no shares of Preferred stock issued or outstanding.

The Company’s ability to pay dividends to PMA Capital is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, the Company was wholly-owned by PMACIC. In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital.

The Company paid $7.0 million and $10.1 million in dividends to PMA Capital in 2005 and 2004 and $10.5 million in dividends to PMACIC in 2003. The $10.1 million dividend in 2004 consisted of a cash payment of $9.0 million and $1.1 million in the form of a partnership interest. As of December 31, 2005, the Company can pay a maximum of $19.3 million in dividends to PMA Capital during 2006 without the prior approval of the Pennsylvania Insurance Department.

Note 9. Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance contracts, are excluded from this disclosure.

Note 10. Income Taxes

The components of the federal income tax expense are:

(dollar amounts in thousands)	2005	2004	2003

Current	$3,521	$395	$5,814
Deferred	1,807	2,525	(466)
Income tax expense	$5,328	$2,920	$5,348

A reconciliation between the total income tax expense and the amounts computed at the statutory federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2005	2004	2003

Federal income tax expense at the statutory rate	$4,412	$2,022	$6,144
Reversal of income tax accruals	-	(56)	(836)
Affiliate intercompany dividends	69	(126)	(1,869)
Affiliate reinsurance	845	993	1,828
Other	2	87	81
Income tax expense	$5,328	$2,920	$5,348

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2005	2004

Unearned premiums	$7,214	$6,493
Postretirement benefit obligation	6,185	5,193
Discounting of unpaid losses and LAE	5,353	6,192
Allowance for uncollectible accounts	4,041	4,261
Affiliate reinsurance	3,438	3,966
Guaranty funds and other assessments	1,835	2,059
Deferred compensation	71	683
Other	1,366	1,234
Gross deferred tax assets	29,503	30,081

Deferred acquisition costs	(7,189)	(6,507)
Capitalized software	(1,144)	(1,144)
Unrealized appreciation of investments	(616)	(3,618)
Other	(1,655)	(1,109)
Gross deferred tax liabilities	(10,604)	(12,378)
Net deferred tax assets	$18,899	$17,703

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

Note 11. Employee Retirement, Postretirement and Postemployment Benefits

The Company participates in each of the employee retirement, postretirement and postemployment benefit plans sponsored by PMA Capital. See Note 13 of the PMA Capital Consolidated Financial Statements for a description of these plans. The Company has no legal obligation for benefits under these plans.

The Company had net expenses for the qualified and non-qualified defined benefit pension plans of $2.3 million for both 2005 and 2004 and $2.0 million for 2003. Expenses for other postretirement benefit plans totaled $368,000, $359,000 and $334,000 for 2005, 2004 and 2003, respectively.

On October 27, 2005, PMA Capital announced that it had decided to "freeze" its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Effective January 1, 2006, PMA Capital’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Company contributions under the plan were $1.3 million in both 2005 and 2004 and $1.4 million in 2003.

Note 12. Transactions with Related Parties

In 2005, the Company purchased, in the open market, $9.2 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt. The total cost of the purchase was $10.0 million.

In 2005 and 2004, the Company declared and paid cash dividends to PMA Capital of $7.0 million and $9.0 million, respectively. In 2004, the Company also paid dividends in the form of a partnership interest of $1.1 million. In 2003, the Company paid cash dividends to PMACIC, its then parent, of $10.5 million.

During 2004 and 2003, the Company purchased $500,000 and $1.0 million, respectively, in notes from Mid-Atlantic States Investment Company, an affiliate. These amounts are included in other assets on the Balance Sheet as of December 31, 2004 and 2003, respectively. The $1.0 million in notes outstanding at December 31, 2003 was paid in full during 2004. The $500,000 in notes outstanding at December 31, 2004 was paid in full in September 2005.

During 2004 and 2003, the Company purchased $872,000 and $2.5 million in notes, respectively, from PMA Re Management Company, an affiliate. These amounts are included in other assets on the Balance Sheet as of December 31, 2004 and 2003, respectively. The $2.5 million in notes outstanding at December 31, 2003 was paid in full during 2004. The $872,000 in notes outstanding at December 31, 2004 was paid in full in March 2005.

During 2003, the Company sold $6.0 million of net uncollected premiums without recourse to PMA Holdings, Cayman, Ltd., an affiliate of PMA Capital. The Company incurred a fee of $750,000 in 2003 as a result of the sale. The Company terminated this arrangement in 2004.

In 2004 and 2003, the Pooled Companies ceded workers’ compensation business to Pennsylvania Manufacturers’ International Insurance Limited (“PMII”), a Bermuda affiliate engaged in reinsuring alternative market products offered by the Pooled Companies. Premiums ceded to PMII were $5.8 million and $6.1 million in 2004 and 2003, respectively.

The Pooled Companies also ceded workers’ compensation and other business to PMA Insurance SPC, Cayman (“SPC Cayman”), an affiliated holding company domiciled in the Cayman Islands. Premiums ceded to SPC Cayman were $2.9 million, $29.9 million and $42.0 million in 2005, 2004 and 2003, respectively. Losses ceded to SPC Cayman were $1.7 million, $21.6 million and $31.8 million in 2005, 2004 and 2003, respectively.

The Company provides management and administrative services for various affiliates. The Company also participates in an expense sharing agreement with affiliates. The Company reimburses its affiliates for actual expenses incurred on the Company’s behalf, and is reimbursed for actual expenses incurred on behalf of affiliates.

Note 13. Statutory Financial Information

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

SAP net income for the Company was $6.8 million, $11.0 million and $6.6 million for 2005, 2004 and 2003, respectively. SAP capital and surplus for the Company was $193.2 million, $183.8 million and $184.7 million as of December 31, 2005, 2004 and 2003, respectively.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department, which has adopted Codification as the basis of its statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $156,000 and $669,000 at December 31, 2004 and 2003, respectively, over what it would have been had the prescribed practice not been allowed. As of December 31, 2005, the Company no longer utilizes non-tabular discounting for its net unpaid losses and LAE for workers’ compensation.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pennsylvania Manufacturers’ Association Insurance Company
Blue Bell, Pennsylvania

We have audited the accompanying balance sheet of Pennsylvania Manufacturers’ Association Insurance Company (the Company) as of December 31, 2005, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2004 and 2003 financial statements were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Pennsylvania Manufacturers’ Association Insurance Company:

We have audited the accompanying balance sheet of Pennsylvania Manufacturers’ Association Insurance Company (the “Company”) as of December 31, 2004, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
June 10, 2005

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2005	2004

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2005 - $348,436; 2004 - $605,230)	$338,635	$604,900
Fixed maturities available for sale - affiliated, at fair value (amortized cost:
2005 - $18,305)	18,030	-
Short-term investments	22,845	45,983
Total investments	379,510	650,883

Cash	11,970	5,980
Accrued investment income	5,542	8,050
Premiums receivable (net of valuation allowance: 2005 - $200; 2004 - $200)	15,450	20,219
Reinsurance receivables (net of valuation allowance: 2005 - $1,261; 2004 - $1,261)	469,712	505,570
Deferred income taxes, net	25,377	16,239
Deferred acquisition costs	-	442
Funds held by reinsureds	106,781	113,601
Receivables from affiliates	20,219	23,276
Other assets	54,783	40,931
Total assets	$1,089,344	$1,385,191

Liabilities:
Unpaid losses and loss adjustment expenses	$703,613	$941,376
Unearned premiums	-	2,005
Accounts payable, accrued expenses and other liabilities	47,584	19,709
Funds held under reinsurance treaties	136,737	192,821
Total liabilities	887,934	1,155,911

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common stock, $10 par value (2,000,000 shares authorized and
500,000 shares issued and outstanding)	5,000	5,000
Additional paid-in capital	193,625	193,625
Retained earnings	9,197	29,898
Accumulated other comprehensive income (loss)	(6,412)	757
Total shareholder's equity	201,410	229,280
Total liabilities and shareholder's equity	$1,089,344	$1,385,191

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	2005	2004	2003

Revenues:
Net premiums written	$16,249	$(67,737)	$495,116
Change in net unearned premiums	(44)	152,427	39,472
Net premiums earned	16,205	84,690	534,588
Net investment income	12,457	16,570	31,656
Net realized investment gains	1,649	4,381	6,572
Other revenues	-	-	2,500
Total revenues	30,311	105,641	575,316

Losses and Expenses:
Losses and loss adjustment expenses	34,689	70,383	467,409
Acquisition expenses	6,197	27,858	157,446
Operating expenses	13,723	17,665	21,091
Dividends to policyholders	1,676	994	343
Total losses and expenses	56,285	116,900	646,289
Loss before income taxes and income of discontinued operations	(25,974)	(11,259)	(70,973)
Income tax expense (benefit)	(5,273)	30,126	418
Loss before income of discontinued operations	(20,701)	(41,385)	(71,391)
Income from discontinued operations, net of tax expense:
(2004 - $4,800; 2003 - $8,643)	-	5,654	16,808
Net loss	$(20,701)	$(35,731)	$(54,583)

See accompanying notes to the financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net loss	$(20,701)	$(35,731)	$(54,583)
Less: Income from discontinued operations	-	5,654	16,808
Loss before income from discontinued operations	(20,701)	(41,385)	(71,391)
Adjustments to reconcile loss before income from discontinued operations to net cash flows provided by (used in) operating activities:
Deferred income tax expense (benefit)	(5,273)	30,126	418
Net realized investment gains	(1,649)	(4,381)	(6,572)
Change in:
Premiums receivable and unearned premiums, net	2,764	(83,560)	18,230
Reinsurance receivables	35,858	122,119	(22,986)
Unpaid losses and loss adjustment expenses	(237,763)	(428,005)	52,566
Funds held by reinsureds	6,820	1,880	35,907
Funds held under reinsurance treaties	(56,084)	(182,530)	89,970
Accrued investment income	2,508	4,340	(2,171)
Deferred acquisition costs	442	44,898	11,616
Other assets	(16,566)	31,485	34,075
Accounts payable, accrued expenses and other liabilities	29,356	(84,193)	10,239
Depreciation and amortization	5,265	11,994	13,607
Discontinued operations	-	-	31,289
Net cash flows provided by (used in) operating activities	(255,023)	(577,212)	194,797

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(98,748)	(296,867)	(649,909)
Maturities or calls	94,189	153,161	190,419
Sales	235,642	616,649	200,388
Net sale of short-term investments	22,623	42,600	95,153
Sale of other assets	4,250	31,818	-
Redemption of affiliated preferred stock	-	8,000	-
Other, net	-	(478)	6,994
Discontinued operations	-	-	(33,598)
Net cash flows provided by (used in) investing activities	257,956	554,883	(190,553)

Cash flows from financing activities:
Dividends paid to shareholder	-	-	(24,000)
Change in receivables from affiliates	3,057	16,008	5,805
Discontinued operations	-	(12,751)	(2,742)
Net cash flows provided by (used in) financing activities	3,057	3,257	(20,937)

Net increase (decrease) in cash	5,990	(19,072)	(16,693)
Cash - beginning of year	5,980	25,052	41,745
Cash - end of year (a)	$11,970	$5,980	$25,052

Supplementary cash flow information:
Income tax refunded	$-	$-	$4,700

(a) Included cash from discontinued operations of $12.8 million at December 31, 2003.

See accompanying notes to the financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2005	2004	2003

Common Stock	$5,000	$5,000	$5,000

Additional paid in capital:
Balance at beginning of year	193,625	540,240	540,240
Dividend of discontinued operations	-	(346,615)	-
Balance at end of year	193,625	193,625	540,240

Retained earnings:
Balance at beginning of year	29,898	75,355	153,938
Net loss	(20,701)	(35,731)	(54,583)
Dividends declared	-	-	(24,000)
Dividend of discontinued operations	-	(9,726)	-
Balance at end of year	9,197	29,898	75,355

Accumulated other comprehensive income (loss):
Balance at beginning of year	757	31,808	26,536
Other comprehensive income (loss), net of tax expense (benefit):
2005 - ($3,860); 2004 - ($14,996); 2003 - $2,839	(7,169)	(27,849)	5,272
Dividend of discontinued operations	-	(3,202)	-
Balance at end of year	(6,412)	757	31,808

Total shareholder's equity:
Balance at beginning of year	229,280	652,403	725,714
Net loss	(20,701)	(35,731)	(54,583)
Dividends declared	-	-	(24,000)
Dividend of discontinued operations	-	(359,543)	-
Other comprehensive income (loss)	(7,169)	(27,849)	5,272
Balance at end of year	$201,410	$229,280	$652,403

See accompanying notes to the financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2005	2004	2003

Net loss	$(20,701)	$(35,731)	$(54,583)

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Holding gains (losses) arising during the period	(5,267)	(21,986)	6,985
Less: reclassification adjustment for gains included in net loss,
net of tax expense (2005 - $577; 2004 - $1,533; 2003 - $2,300)	(1,072)	(2,848)	(4,272)
Total unrealized gains (losses) on securities	(6,339)	(24,834)	2,713

Foreign currency translation gains (losses), net of tax expense (benefit):
(2005 - ($447); 2004 - ($1,623); 2003 - $1,378)	(830)	(3,015)	2,559
Other comprehensive income (loss), net of tax	(7,169)	(27,849)	5,272

Comprehensive loss	$(27,870)	$(63,580)	$(49,311)

See accompanying notes to the financial statements.

Notes to Consolidated Financial Statements

Note 1. Business Description and Basis of Presentation

The accompanying consolidated financial statements include the accounts of PMA Capital Insurance Company and its subsidiaries (collectively referred to as “PMA Capital Insurance Company” or the “Company”). The subsidiaries include the accounts of Caliber One Indemnity Company (“Caliber One”), PMA Holdings Ltd. (“PMAH Bermuda”) and Pennsylvania Manufacturers’ International Insurance Ltd. (“PMII”), a wholly-owned subsidiary of PMAH Bermuda. The Company is a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”).

Prior to June 2004, the Company also owned Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC”), Manufacturers Alliance Insurance Company (“MAICO”) and Pennsylvania Manufacturers Indemnity Company (“PMIC”), which comprise The PMA Insurance Group, or the “Pooled Companies.” In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. In its Order approving the transfer of all of the common stock of the Pooled Companies from the Company to PMA Capital, the Pennsylvania Insurance Department prohibited the Company from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital and restricted such payments in 2006. As a result of this change in ownership, the financial information for the Pooled Companies is presented in the financial statements as Discontinued Operations. See Note 7 for additional information.

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

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 8% of invested assets at December 31, 2005. Included in this industry segment are diverse financial institutions, including the financing subsidiaries of automotive manufacturers. We do not believe there are credit related risks associated with our U.S. Treasury and agency securities.

At December 31, 2005, the Company held $16.5 million par value of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) issued by its parent company, PMA Capital, at a fair value of $18.0 million. The 6.50% Convertible Debt may be converted at any time, at the Company's option, into PMA Capital Class A Common stock. As this conversion feature is considered an embedded derivative, the Company is required to record changes in the fair value of this component in net realized investment gains (losses). The derivative and debt components are collectively reported on the Balance Sheet and are classified as fixed maturities available for sale - affiliated.

The amortized cost and fair value of the Company’s investment portfolio are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$97,739	$525	$2,259	$96,005
States, political subdivisions and foreign government securities	3,891	5	69	3,827
Corporate debt securities - non-affiliated	96,719	230	2,168	94,781
Affiliated corporate debt securities	18,305	-	275	18,030
Mortgage-backed and other asset-backed securities	150,087	390	6,455	144,022
Total fixed maturities available for sale	366,741	1,150	11,226	356,665
Short-term investments	22,845	-	-	22,845
Total investments	$389,586	$1,150	$11,226	$379,510

December 31, 2004
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$151,778	$795	$1,224	$151,349
States, political subdivisions and foreign government securities	8,547	21	52	8,516
Corporate debt securities	197,551	3,903	1,168	200,286
Mortgage-backed and other asset-backed securities	247,354	2,741	5,346	244,749
Total fixed maturities available for sale	605,230	7,460	7,790	604,900
Short-term investments	45,983	-	-	45,983
Total investments	$651,213	$7,460	$7,790	$650,883

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, is as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2005
Less than 1 year	146	$88.1	$89.6	$(1.5)	98%
Greater than 1 year	118	126.6	133.8	(7.2)	95%
U.S. Treasury and Agency securities	107	107.8	110.3	(2.5)	98%
Total	371	$322.5	$333.7	$(11.2)	97%

December 31, 2004
Less than 1 year	143	$155.8	$157.1	$(1.3)	99%
Greater than 1 year	52	64.9	70.1	(5.2)	93%
U.S. Treasury and Agency securities	43	114.6	115.9	(1.3)	99%
Total	238	$335.3	$343.1	$(7.8)	98%

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2006	$56,092	$55,320
2007-2010	84,760	82,567
2011-2015	52,063	50,959
2016 and thereafter	23,739	23,797
Mortgage-backed and other asset-backed securities	150,087	144,022
	$366,741	$356,665

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consists of the following:

(dollars amounts in thousands)	2005	2004	2003

Fixed maturities	$20,357	$31,555	$40,170
Fixed maturities - affiliated	244	-	-
Short-term investments	1,032	1,637	1,933
Other	747	925	1,228
Total investment income	22,380	34,117	43,331
Investment expenses	(652)	(1,443)	(1,523)
Interest on funds held for retrocessional agreements	(13,774)	(15,836)	(17,958)
Interest on deposit accounting	-	(2,294)	3,810
Other interest on funds held, net	4,503	2,026	3,996
Net investment income	$12,457	$16,570	$31,656

Net realized investment gains consist of the following:

(dollar amounts in thousands)	2005	2004	2003

Realized gains	$3,086	$13,712	$11,321
Realized losses	(2,087)	(4,434)	(4,749)
Foreign exchange gain (loss)	650	(4,897)	-
Total net realized investment gains	$1,649	$4,381	$6,572

Included in realized gains for 2005 were realized gains of $299,000 related to the increase in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in realized losses for 2005, 2004 and 2003 were impairment losses of $258,000, $333,000 and $2.6 million, respectively. The impairment losses for 2005 relate to securities issued by an auto manufacturer and a retail department store. The impairment loss for 2004 related to one asset-backed security. The impairment losses for 2003 primarily related to securities issued by airline companies and an asset-backed security. The write-downs were measured based on public market prices and the Company’s expectation of the future realizable value for the security at the time when the Company determined the decline in value was other than temporary.

On December 31, 2005, the Company had securities with a total amortized cost of $13.1 million and fair value of $13.5 million on deposit with various governmental authorities, as required by law.  In addition, the Company had securities with a total amortized cost and fair value of $20.8 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Company.  The Company pledged collateral with an amortized cost and fair value of $4.9 million for surety bonds issued to appeal claims judgments.  Securities with a total amortized cost and fair value of $175,000 million were held in trust to support the Company’s participation in the underwriting capacity of a Lloyd’s of London syndicate.  The securities held in trust, on deposit or pledged as collateral are included in total investments and cash on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2005	2004	2003

Balance at January 1	$941,376	$1,369,381	$1,316,815
Less: reinsurance recoverable on unpaid losses and LAE	515,667	624,204	587,081
Net balance at January 1	425,709	745,177	729,734
Losses and LAE incurred, net:
Current year, net of discount	8,580	82,877	299,168
Prior years	28,552	(12,809)	168,028
Accretion of prior years' discount	386	315	213
Net losses ceded - retroactive reinsurance	(2,829)	-	-
Total losses and LAE incurred, net	34,689	70,383	467,409
Losses and LAE paid, net:
Current year	(832)	(36,827)	(83,899)
Prior years	(190,719)	(353,024)	(368,067)
Total losses and LAE paid, net	(191,551)	(389,851)	(451,966)
Net balance at December 31	268,847	425,709	745,177
Reinsurance recoverable on unpaid losses and LAE	434,766	515,667	624,204
Balance at December 31	$703,613	$941,376	$1,369,381

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

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation and novation of certain reinsurance and retrocessional contracts occurring in 2005 and 2004. The commutations and novations did not have a material effect on the Company’s results of operations for 2005 or 2004.

(dollar amounts in thousands)	2005	2004
Assets:
Reinsurance receivables	$-	$(63,662)
Funds held by reinsureds	(4,163)	(31,330)
Other assets	-	(70,537)

Liabilities:
Unpaid losses and loss adjustment expenses	$(85,384)	$(202,667)
Unearned premiums	-	(26,596)
Other liabilities	(3,347)	(70,228)
Funds held under reinsurance treaties	(219)	(82,095)

During 2005, the Company recorded unfavorable prior year loss development of $28.6 million, which included a $30 million charge taken in first quarter. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 5 for information regarding applicable reinsurance coverage.

During 2004, the favorable prior year loss development at the Company related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by a reduction in net premiums earned or increased acquisition expenses.

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

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2005 and 2004 were $7.9 million and $7.5 million, respectively.

The Company’s loss reserves were stated net of salvage and subrogation of $1.6 million and $3.1 million at December 31, 2005 and 2004, respectively.

On December 6, 2004, the New York jury in the trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. During 2005, the Company incurred and paid $1.3 million of losses as a result of this verdict. The Company considers the jury's verdict to be contrary to the terms of the insurance coverage in force and to the intent of the parties involved. Because the litigation is continuing and the appraisal and valuation process is ongoing, the ultimate resolution of this issue cannot be determined at this time. The Company estimates that it could be required to incur an additional charge of up to $4 million pre-tax if it is ultimately determined that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain of its ceding companies and if as a result of this determination, additional losses are incurred by its ceding companies.

At December 31, 2005, 2004 and 2003, gross reserves for asbestos-related losses were $4.6 million, $4.5 million and $4.0 million, respectively ($560,000, $900,000 and $900,000 net of reinsurance, respectively). Of the net asbestos reserves, approximately $38,000 related to IBNR losses at December 31, 2005, 2004 and 2003.

At December 31, 2005, 2004 and 2003, gross reserves for environmental-related losses were $1.3 million, $1.3 million and $1.4 million, respectively ($900,000, $900,000 and $1.2 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $373,000 related to IBNR losses at December 31, 2005, 2004 and 2003. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. These coverage issues in cases in which the company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2005. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2005, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred are as follows:

(dollar amounts in thousands)	2005	2004	2003

Written premiums:
Direct	$197	$43	$1,125
Assumed	18,471	(64,244)	756,984
Ceded	(2,419)	(3,536)	(262,993)
Net	$16,249	$(67,737)	$495,116
Earned premiums:
Direct	$208	$113	$21,223
Assumed	18,603	110,144	771,448
Ceded	(2,606)	(25,567)	(258,083)
Net	$16,205	$84,690	$534,588
Losses and LAE:
Direct	$37,200	$1,034	$(21,742)
Assumed	26,023	57,851	651,116
Ceded	(28,534)	11,498	(161,965)
Net	$34,689	$70,383	$467,409

The Company maintains reinsurance agreements with High Mountain Reinsurance, Ltd. (“High Mountain”), a wholly-owned subsidiary of Mid-Atlantic States Investment Company (“MASIC”), which is a wholly-owned subsidiary of PMA Capital. See Note 12 for income statement impacts of these agreements.

In 2004, the Company purchased reinsurance covering potential adverse loss development of its loss and LAE reserves. Under the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, the Company ceded $30 million in losses and LAE under this agreement. Because the coverage is retroactive, the Company deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $27.2 million at December 31, 2005, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in 2005 reduced net loss and loss adjustment expenses by $2.8 million in 2005. At December 31, 2005, the Company has $75 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

Losses ceded	Additional premiums
$0 - $20 million	Up to $13.3 million
$20 - $50 million	Up to $15.0 million
$50 - $75 million	No additional premiums

In addition, the contract requires an additional premium of $2.5 million if it is not commuted by December 2007. This additional premium as well as the additional premiums due for any future losses ceded have been prepaid as part of the original $146.5 million payment and are included in other assets on the Balance Sheet.

At December 31, 2005, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder’s equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Swiss Reinsurance America Corporation	$143,215	$8,659
St. Paul and affiliates(1)	74,973	65,957
Essex Insurance Company	24,176	8,671
Federal Insurance Company	16,025	37
Imagine Re	13,000	13,000
London Life and General Reinsurance Company	12,563	12,563

(1)	Includes United States Fidelity & Guaranty Insurance Company ($62 million) and Mountain Ridge Insurance Company ($13 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2005 and 2004, the Company’s reinsurance receivables of $469.7 million and $505.6 million were supported by $238.0 million and $263.6 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2005, approximately 97% were recoverable from reinsurers rated “A-” or better by A.M. Best.

Note 6. Commitments and Contingencies

The Company leases certain facilities and office equipment under noncancelable operating leases. Future minimum net operating lease obligations as of December 31, 2005 are as follows:

(dollar amounts in thousands)	Facilities	Office equipment	Total operating leases

2006	$473	$117	$590
2007	473	104	577
2008	473	73	546
2009	473	1	474
2010	473	-	473
2011 and thereafter	471	-	471
	$2,836	$295	$3,131

Total expenses incurred under operating leases were $882,000, $1.3 million and $1.6 million for 2005, 2004 and 2003, respectively.

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

Note 7. Shareholder’s Equity

The Company had 500,000 shares of common stock outstanding as of December 31, 2005, 2004 and 2003.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of the Company, to become direct, wholly-owned subsidiaries of PMA Capital. However, in its Order approving the transfer of the Pooled Companies from the Company to PMA Capital, the Pennsylvania Insurance Department prohibited the Company from any declaration or payment of dividends, return of capital or any other types of distributions in 2004 and 2005 to PMA Capital. In 2006, the Company may declare and pay ordinary dividends or returns of capital without the prior approval of the Pennsylvania Insurance Department if, immediately after giving effect to the dividend or returns of capital, the Company’s risk-based capital equals or exceeds 225% of Authorized Control Level Capital as defined by the National Association of Insurance Commissioners (“NAIC”). PMACIC is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 subject to the same risk-based capital requirements. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. In 2007 and beyond, the Company may make dividend payments, as long as such dividends are not considered “extraordinary.” At December 31, 2005, the Company’s risk-based capital was 547% of Authorized Control Level Capital.

In 2003, the Company declared and paid cash dividends of $24.0 million to PMA Capital.

Note 8. Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the federal income tax expense (benefit) are:

(dollar amounts in thousands)	2005	2004	2003

Current	$-	$-	$-
Deferred	(5,273)	30,126	418
Income tax expense (benefit)	$(5,273)	$30,126	$418

A reconciliation between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% is as follows:

(dollar amounts in thousands)	2005	2004	2003

Federal income tax benefit at the statutory rate	$(9,092)	$(3,941)	$(24,841)
Affiliate reinsurance	474	6,538	1,149
Affiliate dividends	-	(183)	(194)
Change in valuation allowance	3,500	29,000	25,000
Change in income tax accruals	-	(1,815)	(305)
Other	(155)	527	(391)
Income tax expense (benefit)	$(5,273)	$30,126	$418

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset are as follows:

(dollar amounts in thousands)	2005	2004
Net operating loss carryforward	$58,703	$45,376
Discounting of unpaid losses and LAE	20,365	31,017
Unrealized depreciation of investments	3,527	-
Postretirement benefit obligation	1,762	1,231
Reinsurance recoverables	1,489	1,569
Allowance for uncollectible accounts	597	597
Depreciation	466	925
Unearned premiums	-	127
Other	6,254	458
Gross deferred tax assets	93,163	81,300
Valuation allowance	(57,500)	(54,000)
Deferred tax assets, net of valuation allowance	35,663	27,300
Affiliate reinsurance	(7,288)	(7,797)
Foreign exchange translation	-	(449)
Deferred acquisition costs	-	(155)
Other	(2,998)	(2,660)
Gross deferred tax liabilities	(10,286)	(11,061)
Net deferred tax assets	$25,377	$16,239

At December 31, 2005, the Company had a net operating loss ("NOL") carryforward of $167.7 million, which will expire in years 2022 through 2025. The NOL carryforward, which produces a gross deferred tax asset of $58.7 million, will be applied to reduce future taxable income of the Company.

In 2003, the Company established a valuation allowance in the amount of $25 million. This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax asset related to the NOL carryforward and a portion of deductible temporary differences would not be realized. During 2004 and 2005, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Factors considered by management in this reassessment included recent losses, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company determined it was necessary to increase the valuation allowance with respect to its net deferred tax asset by $29 million and $3.5 million in 2004 and 2005, respectively. The increases were primarily due to the future earnings projections for the Company which were revised downward from previous projections.

The valuation allowance of $57.5 million reserves against most of the gross deferred tax asset related to the NOL carryforward and a portion of deductible temporary differences for which it is more likely than not that the corresponding tax benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company and its affiliates have a written federal income tax allocation agreement approved by the Board of Directors. Under this agreement, income tax expense is allocated to each entity on a separate return basis. For tax years beginning on or after January 1, 2002, the agreement was amended to give loss companies (entities, that on a separate return basis, reflect a NOL) credit for NOLs current at the time and to the extent that the loss company would have been able to utilize such NOL on a stand-alone basis against post-2001 taxable income. Intercompany tax balances are generally settled on a quarterly basis.

The Company's federal income tax returns are subject to audit by the Internal Revenue Service ("IRS"). No tax years are currently under audit by the IRS. In 2004, the Company reversed $1.8 million of certain tax contingency reserves recorded in prior years, due in part to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

The Company participates in each of the employee retirement, postretirement and postemployment benefit plans sponsored by PMA Capital. See Note 13 to the PMA Capital Consolidated Financial Statements for a description of these plans. The Company has no legal obligation for benefits under these plans.

The Company had expenses for the qualified and non-qualified pension plans of $1.3 million, $728,000 and $926,000 for 2005, 2004 and 2003, respectively. Expenses for other postretirement benefit plans totaled $209,000, $112,000 and $152,000 for 2005, 2004 and 2003, respectively.

On October 27, 2005, PMA Capital announced that it had decided to "freeze" their Qualified Pension Plan and Non-qualified Pension Plans. Under the terms of this pension plan freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Effective January 1, 2006, PMA Capital’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions.

The Company also participates in a voluntary defined contribution savings plan, covering substantially all employees, sponsored by PMA Capital. The Company matches employee contributions, up to 5% of compensation. Company contributions under the plan expensed in 2005, 2004 and 2003 were $160,000, $296,000 and $749,000, respectively.

Note 11. Exit Costs

In November 2003, the Company announced its decision to withdraw from the reinsurance business previously served by PMA Capital Insurance Company.

As a result of this decision, results for 2003 included a charge of $2.6 million pre-tax, mainly for employee termination benefits. Approximately 100 employees have been terminated in accordance with the Company’s exit plan and 38 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Company recorded expenses of $1.4 million and $1.7 million, which included retention bonuses and severance, for 2005 and 2004, respectively, and expects to record expenses of approximately $1 million for 2006. Employee termination benefits and retention bonuses of approximately $4.6 million have been paid in accordance with this plan as of December 31, 2005, including $2.8 million in 2004. Additionally, in 2004 the Company paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

In May 2002, the Company announced its decision to exit the excess and surplus insurance lines marketplace previously served by Caliber One. To service the run-off of policies that had been written by Caliber One, the Company entered into various insurance arrangements to ensure all obligations to policyholders would be met. These arrangements were reviewed and approved by both the Pennsylvania and Delaware Departments of Insurance. Accordingly, the Company commuted previous reinsurance agreements that had been in place with Caliber One and then entered into an Assumption Reinsurance and Assignment Agreement with Caliber One, whereby the Company assumed all assets and liabilities of Caliber One. The Company then entered into reinsurance agreements with Yardley Settlement Insurance Company (Cayman), Ltd. (“Yardley”) and Newtown Settlement Insurance Company (Cayman), Ltd. (“Newtown”), Cayman Islands based unconsolidated affiliates of the Company. Under these reinsurance agreements, Yardley and Newtown assumed 100% of the net losses not ceded under any of Caliber One’s previously negotiated reinsurance coverages that the Company assumed from Caliber One. Under the terms of the reinsurance agreements, the Company did not transfer significant underwriting risk. Accordingly, the Company accounted for the reinsurance agreements using deposit accounting. In November 2004, the Company commuted the reinsurance agreements with Yardley and Newtown. As a result of the commutation, the Company increased net liabilities by $39.1 million and received $33.9 million in assets, including $32.2 million in fixed maturities and cash.

During 2003, in connection with the Company’s decision to exit the excess and surplus lines marketplace, a $2.5 million write-down of assets was recognized, including approximately $2 million for reinsurance receivables and $500,000 for premiums receivable, reflecting an updated assessment of their estimated net realizable value. The write-down is included in operating expenses in the Statement of Operations for 2003.

Note 12. Transactions with Related Parties

The Company participates in service agreements with PMA Re Management Company (“PMA Re Management”), and Caliber One Management Company Inc. (“Caliber One Management”), wholly-owned subsidiaries of PMA Capital. Under the terms of these arrangements, PMA Re Management and Caliber One Management provide the Company with accounting, actuarial, administrative, claims-handling, legal, human resources and underwriting services. In return for these services, the Company reimburses PMA Re Management and Caliber One Management for all expenses attributable to the provision of such services. Under the terms of this agreement, the Company reimbursed PMA Re Management $15.5 million, $23.4 million and $35.7 million during 2005, 2004 and 2003, respectively, and Caliber One Management $1.3 million, $2.4 million and $3.6 million during 2005, 2004 and 2003, respectively. The Company owed PMA Re Management approximately $1.6 million, $820,000 and $544,000 as of December 31, 2005, 2004 and 2003, respectively.

During 2002, the Company entered into reinsurance agreements with Yardley and Newtown, Cayman Islands based affiliates of the Company. The Company accounted for these reinsurance agreements using deposit accounting. See Note 11 for further discussion of these agreements. As a result of these agreements, the Company recorded interest expense of $2.3 million in 2004 and interest income of $3.8 million in 2003, and incurred $1.5 million in other expenses in 2004.

The Company had notes receivable from affiliates in the amount of $13.6 million, $15.8 million and $17.5 million as of December 31, 2005, 2004 and 2003, respectively. These notes bear interest at a rate ranging between 4.50% and 4.81 % per annum as of December 31, 2005, 2.50% and 2.96% per annum as of December 31, 2004 and 1.56% per annum as of December 31, 2003. The current notes mature at various dates throughout 2006, with the final maturity date in December 2006.

In the fourth quarter of 2005, the Company purchased, in the open market, $16.5 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt. The Company paid a total of $18.0 million for these purchases. See Note 3 for information regarding this transaction.

The Company maintains various reinsurance agreements with High Mountain, a wholly-owned subsidiary of MASIC, which is a wholly-owned subsidiary of PMA Capital. Under these agreements, the Company had reinsurance receivables of $74.4 million and $91.5 million, and funds held liabilities due to High Mountain of $81.1 million and $92.5 million as of December 31, 2005 and 2004, respectively.

The following represents the income statement impacts during 2005, 2004 and 2003 as a result of the reinsurance agreements in place with High Mountain:

(dollars amounts in thousands)	2005	2004	2003

Ceded premium	$(272)	$(1,978)	$100,444
Ceded losses	(1,307)	(14,978)	99,050
Commission expense	(82)	2,821	10,111
Interest on funds held	4,568	5,223	4,899

The Company owned $4.0 million of preferred stock from High Mountain which was fully redeemed in 2004. The stock earned interest at the rate of 6.25%. The Company recorded interest income of $250,000 for 2004 and 2003, respectively.

The Company owned $4.0 million of preferred stock from MASIC which was fully redeemed in 2004. The stock earned interest at the rate of 6.8%. The Company recorded interest income of $272,000 for 2004 and 2003, respectively.

Until December 31, 2003, PMA Capital had an executive loan program, through which a financial institution provided personal demand loans to PMA Capital’s officers. The Company had provided collateral and agreed to purchase any loan in default. In November 2003, the financial institution sold the Company’s collateral partially securing the loans of two former officers of the Company in satisfaction of their loans in the aggregate amount of $2.0 million. The Company received $1.7 million in repayment for the loans of one former officer in 2004, and in consideration of the Company forgiving $159,000 of indebtedness, the former officer executed an agreement, which, among other things, includes a release of the Company and its officers, employees and affiliates from any and all claims as of the date of that agreement. The loan of the other former officer in the outstanding principal amount of $185,000 was paid in 2005.

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

SAP net income (loss) for the Company’s domestic insurance subsidiaries was ($8.0) million, $40.8 million and ($84.4) million for 2005, 2004 and 2003, respectively. SAP capital and surplus for the Company’s domestic insurance subsidiaries was $204.9 million, $224.5 million and $500.6 million as of December 31, 2005, 2004 and 2003, respectively. The Company’s 2003 SAP capital and surplus included $296.8 million related to its investment in the Pooled Companies, which was contributed to PMA Capital in June 2004.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
PMA Capital Insurance Company
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of PMA Capital Insurance Company (the Company) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows, shareholder’s equity and comprehensive income (loss) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2004 and 2003 financial statements were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
PMA Capital Insurance Company:

We have audited the accompanying consolidated balance sheet of PMA Capital Insurance Company and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, cash flows, shareholder’s equity, and comprehensive income for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
June 10, 2005

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures*:

	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 and incorporated herein by reference.

	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.6	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.7	Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.8	First Supplemental Indenture, dated November 15, 2004 between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.9	Forms of 6.50% Convertible Secured Senior Debenture due September 30, 2022.	Filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.10	Registration Rights Agreement, dated as of November 15, 2004 between the Company and Banc of America Securities, LLC.	Filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.11	Indenture dated as of September 29, 2005 between Pennsylvania Manufacturers’ Association Insurance Company and JP Morgan Chase Bank, National Association as Trustee.	Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(10)		Material Contracts:

Exhibits 10.1 through 10.21 are management contracts or compensatory plans:

	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

	10.3	Third Amendment to PMA Capital Corporation 401(k) Excess Plan dated October 24, 2005.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

	10.4	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.5	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated October 24, 2005.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.6	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.7	Second Amendment to PMA Capital Corporation Executive Management Pension Plan dated October 24, 2005.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.8	Amended and Restated Employment Agreement, dated May 1, 1999, between PMA Capital Corporation and Frederick W. Anton III.	Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.9	Employment Agreement by and between the Company and William E. Hitselberger.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.10	Employment Agreement by and between the Company and Robert L. Pratter.	Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.11	Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

10.12	Company's Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.13	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.14	Company's 1995 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.15	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.16	Company's 1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.17	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.18	Company's 1999 Equity Incentive Plan.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.19	Company's 2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

10.20	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.21	PMA Capital Corporation Directors Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

10.22	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.23	Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp., as Tenant, covering the premises located at Mellon Bank, 1735 Market St, Philadelphia, dated May 26, 1994.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.24
First Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of October 30, 1996.
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.25
Second Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of December 11, 1998.
Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.26
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

10.27
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

10.28
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

10.29
Sixth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of June 14, 2004.
Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

(21)		Subsidiaries of the Company.	Filed herewith.

(23)		Consents of Independent Registered Public Accounting Firms:

	23.1	Consent of Beard Miller Company LLP	Filed herewith.

	23.2	Consent of Deloitte & Touche LLP	Filed herewith.

(24)		Power of Attorney:

	24.1	Powers of Attorney.	Filed herewith.

	24.2	Certified Resolutions.	Filed herewith.

(31)		Rule 13a-14(a) Certifications:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)		Section 1350 Certifications:

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)		Additional Exhibits:

	99.1	Letter Agreement, dated 12/22/03, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA. 19422, Attention: Secretary