Form 10-Q
period 2006-03-31
PMA CAPITAL CORP
filed 2006-05-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer / / Accelerated Filer /X/ Non-accelerated filer / /.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/.

There were 32,237,416 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 28, 2006.

Part I.  Financial Information
Item 1. Financial Statements
PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $1,016,484; 2005 - $1,053,627)	$994,972	$1,049,254
Short-term investments	63,641	57,997
Short-term investments, loaned securities collateral	9,991	-
Total investments	1,068,604	1,107,251

Cash	13,667	30,239
Accrued investment income	11,395	11,528
Premiums receivable (net of valuation allowance: 2006 - $10,590; 2005 - $8,342)	209,354	197,582
Reinsurance receivables (net of valuation allowance: 2006 - $9,552; 2005 - $9,552)	1,086,830	1,094,674
Deferred income taxes, net	107,908	103,656
Deferred acquisition costs	39,308	34,236
Funds held by reinsureds	148,512	146,374
Other assets	179,061	162,505
Total assets	$2,864,639	$2,888,045

Liabilities:
Unpaid losses and loss adjustment expenses	$1,776,822	$1,820,043
Unearned premiums	199,129	173,432
Long-term debt	189,181	196,181
Accounts payable, accrued expenses and other liabilities	205,114	209,654
Funds held under reinsurance treaties	79,815	78,058
Dividends to policyholders	4,998	4,452
Payable under securities loan agreements	10,005	2
Total liabilities	2,465,064	2,481,822

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2006 - 34,217,945 shares issued and 32,239,288 outstanding;
2005 - 34,217,945 shares issued and 31,983,283 outstanding)	171,090	171,090
Additional paid-in capital	110,042	109,331
Retained earnings	185,393	187,265
Accumulated other comprehensive loss	(33,358)	(22,684)
Treasury stock, at cost (2006 - 1,978,657 shares; 2005 - 2,234,662 shares)	(33,592)	(38,779)
Total shareholders' equity	399,575	406,223
Total liabilities and shareholders' equity	$2,864,639	$2,888,045

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005

Revenues:
Net premiums written	$113,828	$110,209
Change in net unearned premiums	(22,169)	(22,486)
Net premiums earned	91,659	87,723
Net investment income	11,400	11,712
Net realized investment gains	1,818	2,983
Other revenues	7,104	6,192
Total revenues	111,981	108,610

Losses and expenses:
Losses and loss adjustment expenses	65,393	93,988
Acquisition expenses	17,325	18,671
Operating expenses	19,987	17,698
Dividends to policyholders	1,422	502
Interest expense	3,873	3,969
Total losses and expenses	108,000	134,828

Income (loss) before income taxes	3,981	(26,218)

Income tax expense (benefit):
Current	-	-
Deferred	1,500	(5,667)
Total	1,500	(5,667)
Net income (loss)	$2,481	$(20,551)

Net income (loss) per share:
Basic	$0.08	$(0.65)
Diluted	$0.08	$(0.65)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income (loss)	$2,481	$(20,551)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	1,500	(5,667)
Net realized investment gains	(1,818)	(2,983)
Stock-based compensation	711	393
Depreciation and amortization	2,576	4,349
Change in:
Premiums receivable and unearned premiums, net	13,925	8,009
Reinsurance receivables	7,844	13,045
Unpaid losses and loss adjustment expenses	(43,221)	(33,999)
Funds held by reinsureds	(2,138)	(4,610)
Funds held under reinsurance treaties	1,757	(8,522)
Deferred acquisition costs	(5,072)	(3,712)
Accounts payable, accrued expenses and other liabilities	(5,099)	6,612
Dividends to policyholders	546	(1,397)
Accrued investment income	133	329
Other, net	(13,467)	6,193
Net cash flows used in operating activities	(39,342)	(42,511)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(112,502)	(117,662)
Maturities or calls	35,235	31,237
Sales	111,146	79,887
Net sales (purchases) of short-term investments	(5,463)	63,404
Other, net	(526)	(542)
Net cash flows provided by investing activities	27,890	56,324

Cash flows from financing activities:
Proceeds from exercise of stock options	835	841
Repurchases of debt	(5,955)	(270)
Net cash flows provided by (used in) financing activities	(5,120)	571

Net increase (decrease) in cash	(16,572)	14,384
Cash - beginning of period	30,239	35,537
Cash - end of period	$13,667	$49,921

Supplementary cash flow information:
Income taxes paid	$-	$-
Interest paid	$4,791	$4,387

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net income (loss)	$2,481	$(20,551)

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Holding losses arising during the period	(9,962)	(10,145)
Less: reclassification adjustment for gains
included in net income, net of tax
expense: 2006 - $636; 2005 - $1,044	(1,182)	(1,939)

Total unrealized losses on securities	(11,144)	(12,084)
Unrealized gain from derivative instruments designated as
cash flow hedges, net of tax expense: 2006 - $256	475	-
Foreign currency translation losses, net of tax benefit:
2006 - $3; 2005 - $39	(5)	(73)

Other comprehensive loss, net of tax	(10,674)	(12,157)

Comprehensive loss	$(8,193)	$(32,708)

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

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 85% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Run-off Operations— Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. In November 2003, the Company withdrew from the reinsurance business. In May 2002, the Company withdrew from the excess and surplus lines business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform to the 2006 presentation. Prior period amounts related to expense reimbursements for certain managed care services were reclassified from Operating expenses to Other revenues on the Condensed Consolidated Statement of Operations to conform to the current year presentation.  The reclassification had no impact on net income (loss). Also, certain amounts in stockholders’ equity related to unearned restricted stock compensation in prior periods were reclassified to conform to the current year presentation as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”).

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2005 Annual Report on Form 10-K.

B. Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The Company has applied the disclosure provisions of EITF 03-1 to its consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was finalized in the fourth quarter of 2005 and was required to be adopted by the Company on January 1, 2006. The Company’s adoption of this guidance did not have a material impact on its financial condition or results of operations.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. See Note 7 for the impact of this adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued or subject to a remeasurement event in fiscal years that begin after September 16, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided that the entity has not yet issued financial statements, including interim financial statements for that fiscal year. The Company is currently evaluating the provisions of SFAS 155 to determine the impact that the adoption would have on its financial condition and results of operations.

3.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2006, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,776.8 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to March 31, 2006 whether or not these claims have been reported to the Company.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s major long-tail lines include its workers’ compensation business and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2006, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

4.	REINSURANCE

The Company follows the customary practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries. The Company’s insurance and reinsurance subsidiaries maintain reinsurance to protect themselves against the severity of losses on individual claims and unusually serious occurrences in which a number of claims in the aggregate produce a significant loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Premiums written:
Direct	$127,405	$108,874
Assumed	6,562	12,439
Ceded	(20,139)	(11,104)
Net	$113,828	$110,209
Premiums earned:
Direct	$101,443	$89,770
Assumed	6,828	9,529
Ceded	(16,612)	(11,576)
Net	$91,659	$87,723
Losses and LAE:
Direct	$58,927	$87,635
Assumed	10,590	16,517
Ceded	(4,124)	(10,164)
Net	$65,393	$93,988

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss reserve development recorded at the Run-off Operations in 2005. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $26.7 million at March 31, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in the three month period ended March 31, 2006, reduced net loss and loss adjustment expenses by $426,000. At March 31, 2006, the Run-off Operations has $75 million of available coverage under this agreement for future adverse loss development.

Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

Additional Losses ceded	Additional premiums

$0 - $20 million	Up to $13.3 million
$20 - $50 million	Up to $15 million
$50 - $75 million	No additional premiums

In addition, the contract requires an additional premium of $2.5 million if it is not commuted by December 2007. This additional premium as well as the additional premiums due for any future losses ceded have been prepaid as part of the original $146.5 million payment and are included in other assets on the Balance Sheet. As of March 31, 2006, the Company also had $22.8 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts.  The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets recorded by $13.8 million at March 31, 2006.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at March 31, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

5.	DEBT

The components of long-term debt are as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2006	2005
6.50% Convertible Debt	$68,047	$73,435
Derivative component of 6.50% Convertible Debt	10,973	12,881
4.25% Convertible Debt	655	655
8.50% Senior Notes	57,500	57,500
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(1,810)	(2,106)
Total long-term debt	$189,181	$196,181

In the first quarter of 2006, the Company retired, through open market purchases, $5.4 million principal amount of its outstanding 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”). The Company paid $6.0 million for these bond purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

On May 3, 2006 the Pennsylvania Insurance Department (the “Department”) approved the Company’s request for an extraordinary dividend in the amount of $73.5 million from its subsidiary, PMA Capital Insurance Company (“PMACIC”). PMA Capital has agreed with the Department to use the proceeds to reduce its debt obligations and to maintain liquidity at the holding company. In the second quarter of 2006, the Company will be required to redeem $35 million principal amount of its 6.50% Convertible Debt at a price of 110% of the principal amount plus accrued and unpaid interest as a result of the extraordinary dividend. As the fair value of the derivative component for these bonds is already reflected in the debt balance, the Company does not expect the redemption will result in any significant realized gain or loss.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of March 31, 2006, the Company had recorded a liability of $3.8 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common stock, 4.25% Senior Convertible Debt due 2022 and 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

7.	STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company. Under the terms of these plans, the Company grants restricted shares of its Class A Common stock and grants stock options for the purchase of the Company’s Class A Common stock. The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the fair market value of the Class A Common stock on the date the options are granted. Restricted stock is valued at the market value of the Class A Common stock on the date of grant and generally vests (restrictions lapse) between one and three years.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, the Company will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. The Company recognized stock-based compensation expense of $711,000, including $323,000 related to stock options, in the first quarter of 2006.

The Company previously accounted for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock. The following table illustrates the effect on net loss if the fair value based method had been applied in the first quarter of 2005:

Three Months Ended
March 31,
(in thousands, except per share)	2005

Net loss	$(20,551)
Stock-based compensation expense already included in reported
net loss, net of tax	256
Total stock-based compensation expense determined under fair
value based method, net of tax	(691)
Pro forma net loss	$(20,986)

Net loss per share:
Basic - as reported	$(0.65)
Basic - pro forma	$(0.66)

Diluted - as reported	$(0.65)
Diluted - pro forma	$(0.66)

Information regarding the Company’s stock option plans as of March 31, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	2,088,936	$10.55
Options exercised	(153,060)	6.03
Options forfeited or expired	(29,007)	11.55
Options outstanding, end of quarter	1,906,869	$10.90	6.69	$3,864,039
Options exercisable, end of quarter	1,619,086	$11.32	7.88	$3,314,450
Option price range at end of quarter	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14

The total intrinsic value of stock options exercised was $591,000 and $435,000 during the first quarters of 2006 and 2005, respectively.

Information regarding the Company’s restricted stock activity as of March 31, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2006	136,852	$7.04
Granted	111,485	10.01
Vested	(45,253)	7.24
Restricted stock at March 31, 2006	203,084	$8.63

Compensation expense recognized for restricted stock was $188,000 and $382,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, unrecognized compensation expense for non-vested restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 0.7 years.

8.	EARNINGS PER SHARE

The table below reconciles the denominator used in the diluted earnings per share calculation:

	Three Months Ended
	March 31,
	2006	2005

Denominator:
Basic shares	31,894,366	31,393,684
Dilutive effect of:
Stock options	360,391	-
Restricted stock	151,177	-
Total diluted shares	32,405,934	31,393,684

The effects of the potential conversion of the Company’s 6.50% Convertible Debt and 4.25% Convertible Debt into 4.4 million and 6.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.

The effects of 502,805 and 2.8 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005 because they were anti-dilutive. Also excluded from diluted shares for the three months ended March 31, 2005 was the effect of 133,086 shares of restricted stock because they were anti-dilutive.

9.	EMPLOYEE RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) covering substantially all employees and maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) for the benefit of certain key employees. In the fourth quarter of 2005, the Company announced that it had decided to “freeze” these plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. In addition to providing pension benefits, the Company provides certain health care benefits for retired employees and their spouses.

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$14	$1,096	$128	$121
Interest cost	1,302	1,331	169	152
Expected return on plan assets	(1,326)	(1,356)	-	-
Amortization of transition obligation	6	(1)	-	-
Amortization of prior service cost	7	1	(30)	(30)
Recognized actuarial (gain) loss	193	420	(7)	(30)
Net periodic pension cost	$196	$1,491	$260	$213

Weighted average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.25%	8.50%	-	-
Rate of compensation increase	3.75%	3.75%	-	-

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

As a result of the decision to exit from and run off the reinsurance business, approximately 100 employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $5.1 million have been paid in accordance with this plan, including $576,000 and $703,000 during the first quarters of 2006 and 2005, respectively. As of March 31, 2006, approximately 38 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $233,000, and $277,000 during the three month periods ended March 31, 2006 and 2005, respectively, which include retention bonuses and severance, and expects to record expenses of approximately $750,000 for the remainder of 2006.

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

	The Months Ended
	March 31,
(in thousands)	2006	2005

Revenues:
The PMA Insurance Group	$106,854	$98,206
Run-off Operations	3,807	7,117
Corporate and Other	(498)	304
Net realized investment gains	1,818	2,983
Total revenues	$111,981	$108,610

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,141	$6,612
Run-off Operations	161	(29,646)
Corporate and Other	(6,139)	(6,167)
Net realized investment gains	1,818	2,983
Income (loss) before income taxes	3,981	(26,218)
Income tax expense (benefit)	1,500	(5,667)
Net income (loss)	$2,481	$(20,551)

Net premiums earned by principal business segment are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
The PMA Insurance Group:
Workers' compensation and integrated disability	$83,521	$74,860
Commercial automobile	5,462	5,460
Commercial multi-peril	1,276	2,786
Other	962	1,594
Total premiums earned	91,221	84,700
Run-off Operations:
Reinsurance	398	3,124
Excess and surplus lines	208	93
Total premiums earned	606	3,217
Corporate and Other	(168)	(194)
Consolidated net premiums earned	$91,659	$87,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2006, compared with December 31, 2005, and our results of operations for the three months ended March 31, 2006, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 28 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1A - Risk Factors” in our 2005 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment.

We also have a Run-off Operations segment. This segment includes the results of operations for our reinsurance and excess and surplus lines businesses. These businesses were placed into run-off in 2003 and 2002 respectively.

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. In November 2004, the A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of The PMA Insurance Group, our primary insurance business, was restored to A- (Excellent) and such rating was affirmed in April 2006.

In the fourth quarter of 2003, A.M. Best reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies to B++ (Very Good). PMACIC’s A.M. Best financial strength rating was further reduced to B+ (Very Good) in August 2004 and this rating was affirmed in April 2006.

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to substantially increase written premiums. Direct premiums written at the PMA Insurance Group were $127.6 million in the three months ended March 31, 2006 compared to $108.9 million for the same period last year. We had $30.0 million of new business in the first quarter of 2006, up from $24.0 million for the same period last year. Our renewal retention rate increased to 83% for workers’ compensation business during the first three months of 2006, up from 62% for the same period last year. We believe that this positive momentum will continue.

On May 3, 2006, the Pennsylvania Insurance Department (the “Department”) approved our request for an extraordinary dividend in the amount of $73.5 million from PMACIC. We agreed with the Department to use the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.

At December 31, 2005, we had $73.4 million aggregate principal amount of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) outstanding. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. In the first quarter of 2006, we retired $5.4 million principal amount of this debt, through open market purchases by our holding company. Since September 2005, we have purchased $31.1 million principal amount of our 6.50% Convertible Debt. In the second quarter of 2006, we will be required to redeem an additional $35 million principal amount of this debt as a result of the extraordinary dividend. We expect to redeem this debt at par plus accrued and unpaid interest in June 2006.  We also expect to pay each holder $100 per $1,000 principal amount in cash, or at the election of the holder, shares of our Class A Common stock, valued at $8.00 per share. This redemption is required under the 6.50% Convertible Debt indenture, which requires us to use 50% of any extraordinary dividend to redeem up to $35 million par value. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase any remaining debt on the put date of June 30, 2009.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. The PMA Insurance Group also earns other revenues by providing risk control and claims adjusting services to customers. As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income. The types of payments that we make are:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business. This includes commissions paid to agents and brokers, and the internal expenses to operate the business segment; and

•	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior accident years in our Run-off Operations segment. See “Run-off Operations” beginning on page 20 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $2.5 million in the first quarter of 2006 compared to a net loss of $20.6 million for the first quarter of 2005. The net loss for the first quarter of 2005 included an after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations.

Net income for the first quarter of 2006 included after-tax net realized investment gains of $1.2 million compared to $1.9 million for the same period last year. After-tax realized investment gains included $614,000 in 2006 and $1.6 million in 2005 for decreases in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the first three months of 2006 were $112.0 million, compared to $108.6 million for the same period a year ago. Direct written premiums for the first quarter of 2006 increased 17% to $127.4 million, compared to $108.9 million in the first quarter last year. Net premiums earned increased to $91.7 million in the first quarter of 2006 from $87.7 million during the same period last year.

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

The following is a reconciliation of our segment operating results to GAAP net income (loss):

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,141	$6,612
Run-off Operations	161	(29,646)
Corporate and Other	(6,139)	(6,167)
Net realized investment gains	1,818	2,983
Income (loss) before income taxes	3,981	(26,218)
Income tax expense (benefit)	1,500	(5,667)
Net income (loss)	$2,481	$(20,551)

We provide combined ratios and operating ratios for The PMA Insurance Group below. The combined ratio is a measure of property and casualty underwriting performance. The combined ratio computed using GAAP-basis numbers is equal to losses and LAE, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, where applicable, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Except for the fact that certain of our reserves are discounted based upon statutorily mandated rates, underwriting results do not consider the fact that in some cases significant periods of time may elapse between the receipt of premiums and the payment of related losses and expenses and that we have the ability to invest underwriting cash flows. Accordingly, we also consider our operating ratio when evaluating our business. The operating ratio is the combined ratio less the net investment income ratio, which is net investment income divided by net premiums earned.

Segment Results

The PMA Insurance Group
Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net premiums written	$113,390	$105,474

Net premiums earned	$91,221	$84,700
Net investment income	8,559	7,541
Other revenues	7,074	5,965
Total revenues	106,854	98,206

Losses and LAE	64,519	62,218
Acquisition and operating expenses	32,544	28,874
Dividends to policyholders	1,422	502
Interest expense	228	-
Total losses and expenses	98,713	91,594

Pre-tax operating income	$8,141	$6,612

Combined ratio	102.1%	103.4%
Less: net investment income ratio	9.4%	8.9%
Operating ratio	92.7%	94.5%

The PMA Insurance Group had pre-tax operating income of $8.1 million and $6.6 million for the first quarters of 2006 and 2005, respectively. The increase between periods is due to both improved underwriting results and increased investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Workers' compensation and integrated disability:
Direct premiums written	$111,323	$96,065
Premiums assumed	5,979	7,068
Premiums ceded	(15,040)	(8,672)
Net premiums written	$102,262	$94,461

Commercial Lines:
Direct premiums written	$16,250	$12,847
Premiums assumed	185	292
Premiums ceded	(5,307)	(2,126)
Net premiums written	$11,128	$11,013

Total:
Direct premiums written	$127,573	$108,912
Premiums assumed	6,164	7,360
Premiums ceded	(20,347)	(10,798)
Net premiums written	$113,390	$105,474

Direct workers’ compensation and integrated disability premiums written were $111.3 million for the first quarter of 2006 compared to $96.1 million for the same period of 2005. Our renewal retention rate on existing workers’ compensation accounts was 83% for the first quarter of 2006 compared to 62% for the first quarter of 2005. New workers’ compensation premiums were $26.9 million in the first quarter of 2006 compared to $19.8 million for the same period in 2005. We obtained price increases for our workers’ compensation business of approximately 1% in the first quarter of 2006.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) increased by $3.4 million for the first quarter of 2006, compared to the same period in 2005. Our renewal retention rate on existing Commercial Lines accounts improved to 86% in the first quarter of 2006, compared to 69% in the first quarter of 2005.

Total premiums assumed decreased $1.2 million, primarily due to a decrease in the involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased $6.4 million during the first quarter of 2006, compared to the same period last year. This increase is primarily due to the increase in our captive accounts business and, to a lesser extent, the increase in direct premiums earned and the additional terrorism coverage purchased in 2006. Premiums ceded for other commercial lines increased by $3.2 million, primarily due to the increase in our captive accounts business and our lower retention level on casualty business written in 2006 compared with 2005.

In total, net premiums written increased 7.5% for the first quarter of 2006, compared to the same period last year while net premiums earned increased by 7.7%. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of increasing premium writings, the dollar increase in net premiums written will typically be greater than the increase in premiums earned, as was the case in 2006. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended
	March 31,
	2006	2005

Loss and LAE ratio	70.7%	73.5%
Expense ratio:
Acquisition expense ratio	20.0%	19.8%
Operating expense ratio(1)	9.8%	9.5%
Total expense ratio	29.8%	29.3%

Policyholders' dividend ratio	1.6%	0.6%

Combined ratio (1)	102.1%	103.4%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.9 million and $8.0 million for the first quarter of 2006 and 2005, respectively.

The loss and LAE ratio improved 2.8 points in the first quarter of 2006, compared to the same period last year. The improved loss and LAE ratio is primarily due to a lower current accident year loss and LAE ratio and improved loss experience on certain of our captive accounts business in the first quarter of 2006, compared to the same period in 2005. Price increases and payroll inflation for workers’ compensation have kept pace with overall loss trends. In addition, our loss ratio benefited from some modest changes in our geographic and product mix and a reduction in our estimated medical cost inflation. We estimated our medical cost inflation to be 9% in the first quarter of 2006, compared to our first quarter 2005 estimate of 11%. This decline was primarily due to our network and managed care initiatives. We expect that medical cost inflation will remain a significant component of our overall loss experience.

The total expense ratio increased 0.5 points in the first quarter of 2006, compared to the same period in 2005. The increase is mainly due to higher loss based assessments in 2006 compared with 2005. Overall expenses increased by $3.7 million in the first quarter of 2006, compared to the same period in 2005.

The 1.0 point increase in the policyholders’ dividend ratio in the first quarter of 2006 compared to the same period last year, was related to the decrease in the loss and LAE ratio. This increase was due to the improved loss experience on certain of our captive accounts business, where the policyholders receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $8.6 million for the three months ended March 31, 2006 compared to $7.5 million for the same period in 2005. The increase was due to higher yields of approximately 70 basis points, partially offset by an average invested asset base that decreased by approximately 3%.

Other Revenues

Other revenues increased to $7.1 million in the first quarter of 2006 compared to $6.0 million during the same period last year. The increase primarily reflects higher service revenues for claims, risk management and related services provided to self-insured and large deductible clients.

Run-off Operations

Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses. We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net premiums written	$606	$4,929

Net premiums earned	$606	$3,217
Net investment income	3,201	3,900
Total revenues	3,807	7,117

Losses and LAE	874	31,770
Acquisition and operating expenses	2,772	4,993
Total losses and expenses	3,646	36,763

Pre-tax operating income (loss)	$161	$(29,646)

The Run-off Operations had pre-tax operating income of $161,000 in the first quarter of 2006 compared to a pre-tax operating loss of $29.6 million for the same period in 2005. Results for the first quarter of 2005 included a charge of $30 million for prior year loss development, primarily related to policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business written from accident years 1997 to 2001.

Net premiums earned, losses and LAE, and acquisition expenses continued to decrease in the first quarter of 2006, compared to 2005, due to our exit from the reinsurance business.

Losses and LAE incurred decreased $30.9 million for the first quarter of 2006, compared to the first quarter of 2005, due to the fact that the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million in the first quarter of 2005. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the three months ended March 31, 2006 decreased $2.2 million, compared to the same period in 2005, primarily reflecting a lower level of acquisition expenses due to lower earned premium, as we continued the run-off of the business.

Net investment income was $3.2 million for the first quarter of 2006, compared to $3.9 million for the same period last year. The decrease in the first quarter of 2006 is primarily due to a lower average invested asset base of approximately 39% offset by a higher average investment yield of 45 basis points and lower net interest credited on funds held arrangements of $1.2 million. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer normally earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other had a pre-tax operating loss of $6.1 million compared to $6.2 million for the same period last year. The Corporate and Other segment does not benefit from the reduced level of consolidated interest expense as a result of our 2005 purchases of $25.7 million par value of our 6.50% Convertible Debt because the bonds were purchased and held by our operating companies. For segment reporting purposes, we allocate interest income for the bonds owned by our operating companies back to their respective segments and reduce investment income in the Corporate and Other segment.

Loss Reserves

At March 31, 2006, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of March 31, 2006 is $1,776.8 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to March 31, 2006 whether or not these claims have been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation business and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, liabilities for reinsurers become known more slowly than for primary insurers and are subject to more unforeseen development and uncertainty. As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will refuse to pay such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At March 31, 2006, we did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying financial statements.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2006, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 20 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 9, 42 and 55 of our 2005 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were approximately $3 million lower in the three months ended March 31, 2006, compared to the same period in 2005.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of our Run-off Operations into the foreseeable future. We monitor the expected payout of the liabilities associated with the run-off business and generally adjust the duration of our invested assets to match the timing of expected payouts. We believe that the cash used to support the run-off of our business will continue to reduce the liabilities that currently exist in the business, which will allow us to further reduce our capital commitment to our Run-off Operations.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments. We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses. At March 31, 2006, we had $10.3 million in cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments. We expect to retain a portion of the extraordinary dividend at our holding company which will improve our current liquidity.

As of March 31, 2006, our total outstanding debt was $189.2 million, including $68.0 million principal amount of our 6.50% Convertible Debt, compared to $196.2 million at December 31, 2005. On May 3, 2006, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $73.5 million from PMACIC. We agreed with the Department to use the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In the second quarter of 2006, we will be required to redeem an additional $35 million principal amount of this debt as a result of the extraordinary dividend. We expect to redeem this debt at par plus accrued and unpaid interest in June 2006.  We also expect to pay each holder $100 per $1,000 principal amount in cash, or at the election of the holder, shares of our Class A Common stock, valued at $8.00 per share. This redemption is required under the 6.50% Convertible Debt indenture, which requires us to use 50% of any extraordinary dividend to redeem up to $35 million par value. In addition, holders, at their option, may require us to repurchase any of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

In the first quarter of 2006, we retired, through open market purchases, $5.4 million principal amount of our outstanding 6.50% Convertible Debt. We paid $6.0 million for these bond purchases, exclusive of accrued interest.

The Pooled Companies have the ability to pay $25.1 million in dividends in 2006. In considering its dividend policy, the Pooled Companies will evaluate, among other things, the impact that paying dividends will have on its financial strength ratings. The Pooled Companies had statutory surplus of $316.7 million as of March 31, 2006.

We incurred interest expense of $3.9 million and $4.0 million, and paid interest of $4.8 million and $4.4 million in the first quarters of 2006 and 2005, respectively. We expect to pay interest of approximately $9.1 million for the remainder of 2006.

Net taxes paid to subsidiaries were $93,000 and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets. The market value of these investments is subject to fluctuations in interest rates. Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

As of March 31, 2006, the duration of our investments that support the insurance reserves was 3.7 years and the duration of our insurance reserves was 3.2 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

We did not declare or pay dividends in the first quarters of 2006 or 2005 and we have suspended common stock dividends at the current time.

INVESTMENTS

At March 31, 2006, our investments were carried at a fair value of $1,068.6 million and had an amortized cost of $1,090.1 million. The average credit quality of the portfolio is AA+. All but two of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. Investments with an aggregate fair value of $1.7 million, or 0.2%, of our total investments were below investment grade. Of these below investment grade securities, $1.4 million were in an unrealized loss position, which totaled $12,000.

The net unrealized loss on our investments at March 31, 2006 was $21.5 million, or 2.0% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $6.8 million and gross unrealized losses of $28.3 million. For all but two securities, which were carried at fair values of $15.8 million and $545,000 at March 31, 2006, fair values were determined using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

During the three months ended March 31, 2006, we had gross realized gains and losses of $3.5 million and $1.7 million, respectively. Of the $3.5 million in realized gains, $945,000 resulted from the decrease in the fair value of the derivative component of our 6.50% Convertible Debt. The remaining gross realized gains and losses resulted primarily from the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, without impacting the portfolio’s duration or credit quality.

As of March 31, 2006, our investment portfolio had gross unrealized losses of $28.3 million. For securities that were in an unrealized loss position at March 31, 2006, the length of time that such securities have been in an unrealized loss position, as measured by their month-end market values, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	116	$194.3	$196.9	$(2.6)	99%
6 to 9 months	143	112.7	117.3	(4.6)	96%
9 to 12 months	10	7.1	7.5	(0.4)	95%
More than 12 months	151	162.2	172.0	(9.8)	94%
Subtotal	420	476.3	493.7	(17.4)	96%
U.S. Treasury and
Agency securities	182	345.5	356.4	(10.9)	97%
Total	602	$821.8	$850.1	$(28.3)	97%

Of the 151 securities that have been in an unrealized loss position for more than 12 months, 150 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 150 securities have a total fair value of 96% of the amortized cost basis at March 31, 2006, and the average unrealized loss per security is approximately $37,000. There is only one security out of the 151 with an unrealized loss in excess of $1 million at March 31, 2006, and it has a fair value of $15.8 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at March 31, 2006 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2006	$26.0	$26.3	$(0.3)	99%
2007-2010	78.7	81.0	(2.3)	97%
2011-2015	70.3	73.4	(3.1)	96%
2016 and later	9.8	10.3	(0.5)	95%
Mortgage-backed and other
asset-backed securities	291.5	302.7	(11.2)	96%
Subtotal	476.3	493.7	(17.4)	96%
U.S. Treasury and Agency
securities	345.5	356.4	(10.9)	97%
Total	$821.8	$850.1	$(28.3)	97%

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. We have applied the disclosure provisions of EITF 03-1 to our consolidated financial statements. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date of the application of the recognition and measurement provisions of EITF 03-1. In 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed its staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was finalized in the fourth quarter of 2005 and was required to be adopted by us on January 1, 2006. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, we will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. As a result of adopting SFAS 123R, we expensed $323,000 related to stock options in the first quarter of 2006.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued or subject to a remeasurement event in fiscal years that begin after September 16, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided that the entity has not yet issued financial statements, including interim financial statements for that fiscal year. We are currently evaluating the provisions of SFAS 155 to determine the impact that the adoption would have on our financial condition and results of operations.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 55 of our 2005 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided on page 63 of our 2005 Form 10-K.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
1/1/06-1/31/06	170,013	$17.92	-	-
2/1/06-2/28/06	-	-	-	-
3/1/06-3/31/06	161,266	$18.04	-	-
Total	331,279	$17.98

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 9, 2006	By:/s/ William E. Hitselberger
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