Form 10-Q
period 2006-06-30
PMA CAPITAL CORP
filed 2006-08-08
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

There were 32,613,234 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on July 28, 2006.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $942,179; 2005 - $1,053,627)	$913,376	$1,049,254
Short-term investments	70,994	57,997
Short-term investments, loaned securities collateral	4,771	-
Total investments	989,141	1,107,251

Cash	26,004	30,239
Accrued investment income	9,312	11,528
Premiums receivable (net of valuation allowance: 2006 - $10,364; 2005 - $8,342)	205,825	197,582
Reinsurance receivables (net of valuation allowance: 2006 - $9,552; 2005 - $9,552)	1,071,332	1,094,674
Deferred income taxes, net	110,452	103,656
Deferred acquisition costs	37,336	34,236
Funds held by reinsureds	151,873	146,374
Other assets	171,713	162,505
Total assets	$2,772,988	$2,888,045

Liabilities:
Unpaid losses and loss adjustment expenses	$1,727,369	$1,820,043
Unearned premiums	189,140	173,432
Long-term debt	148,303	196,181
Accounts payable, accrued expenses and other liabilities	220,350	209,654
Funds held under reinsurance treaties	79,966	78,058
Dividends to policyholders	4,725	4,452
Payable under securities loan agreements	4,804	2
Total liabilities	2,374,657	2,481,822

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2006 - 34,217,945 shares issued and 32,613,234 outstanding;
2005 - 34,217,945 shares issued and 31,983,283 outstanding)	171,090	171,090
Additional paid-in capital	110,552	109,331
Retained earnings	180,626	187,265
Accumulated other comprehensive loss	(37,630)	(22,684)
Treasury stock, at cost (2006 - 1,604,711 shares; 2005 - 2,234,662 shares)	(26,307)	(38,779)
Total shareholders' equity	398,331	406,223
Total liabilities and shareholders' equity	$2,772,988	$2,888,045

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Revenues:
Net premiums written	$85,953	$83,387	$199,781	$193,596
Change in net unearned premiums	8,969	5,333	(13,200)	(17,153)
Net premiums earned	94,922	88,720	186,581	176,443
Net investment income	11,058	12,542	22,458	24,254
Net realized investment gains (losses)	(1,978)	(265)	(160)	2,718
Other revenues	7,286	4,939	14,390	11,131
Total revenues	111,288	105,936	223,269	214,546

Losses and expenses:
Losses and loss adjustment expenses	66,379	63,261	131,772	157,249
Acquisition expenses	19,552	17,983	36,877	36,654
Operating expenses	21,580	18,802	41,567	36,500
Dividends to policyholders	1,011	1,762	2,433	2,264
Interest expense	3,773	4,040	7,646	8,009
Total losses and expenses	112,295	105,848	220,295	240,676

Income (loss) before income taxes	(1,007)	88	2,974	(26,130)

Income tax expense (benefit):
Current	-	-	-	-
Deferred	(245)	71	1,255	(5,596)
Total	(245)	71	1,255	(5,596)
Net income (loss)	$(762)	$17	$1,719	$(20,534)

Net income (loss) per share:
Basic	$(0.02)	$.00	$.05	$(0.65)
Diluted	$(0.02)	$.00	$.05	$(0.65)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,719	$(20,534)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	1,255	(5,596)
Net realized investment (gains) losses	160	(2,718)
Stock-based compensation	1,221	555
Depreciation and amortization	5,093	8,528
Change in:
Premiums receivable and unearned premiums, net	7,465	30,654
Reinsurance receivables	23,342	12,695
Unpaid losses and loss adjustment expenses	(92,674)	(106,212)
Funds held by reinsureds	(5,499)	(8,014)
Funds held under reinsurance treaties	1,908	(15,662)
Deferred acquisition costs	(3,100)	(3,229)
Accounts payable, accrued expenses and other liabilities	(4,406)	(2,650)
Dividends to policyholders	273	(1,985)
Accrued investment income	2,216	1,370
Other, net	(11,688)	3,417
Net cash flows used in operating activities	(72,715)	(109,381)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(181,871)	(185,574)
Maturities or calls	63,266	78,591
Sales	242,560	149,128
Net sales (purchases) of short-term investments	(12,473)	62,419
Other, net	(819)	(1,220)
Net cash flows provided by investing activities	110,663	103,344

Cash flows from financing activities:
Proceeds from exercise of stock options	1,040	1,234
Repurchases of debt	(43,223)	(270)
Net cash flows provided by (used in) financing activities	(42,183)	964

Net decrease in cash	(4,235)	(5,073)
Cash - beginning of period	30,239	35,537
Cash - end of period	$26,004	$30,464

Supplemental cash flows information:
Interest paid	$7,756	$6,374
Non-cash financing activities:
Common stock issued to redeem convertible debt	$3,074	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net income (loss)	$(762)	$17	$1,719	$(20,534)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(6,078)	15,556	(16,040)	5,411
Less: reclassification adjustment for (gains)
losses included in net income (loss) net of
tax expense (benefit): ($692) and ($93) for
three months ended June 30, 2006 and 2005;
($56) and $951 for six months ended
June 30, 2006 and 2005	1,286	172	104	(1,767)

Total unrealized gain (loss) on securities	(4,792)	15,728	(15,936)	3,644
Unrealized gain from derivative instruments designated
as cash flow hedges, net of tax expense: $274 and
$530 for the three and six months ended June 30, 2006	508	-	983	-
Foreign currency translation gain (loss), net of tax
expense (benefit): $6 and ($127) for three months
ended June 30, 2006 and 2005; $4 and ($166) for
six months ended June 30, 2006 and 2005	12	(235)	7	(308)

Other comprehensive income (loss), net of tax	(4,272)	15,493	(14,946)	3,336

Comprehensive income (loss)	$(5,034)	$15,510	$(13,227)	$(17,198)

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

A. Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain amounts in shareholders’ equity related to unearned restricted stock compensation in prior periods have been reclassified to conform to the current year presentation as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The reclassification had no impact on net income (loss).

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued or subject to a remeasurement event in fiscal years that begin after September 15, 2006. The Company is currently evaluating the provisions of SFAS 155 to determine the impact that the adoption would have on its financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 to determine the impact that the adoption would have on its financial condition and results of operations.

3.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2006, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,727.4 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to June 30, 2006 whether or not these claims have been reported to the Company.

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

On December 6, 2004, the jury in the New York trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. The Company considers the jury's verdict to be contrary to the terms of the insurance coverage in force and to the intent of the parties involved. Because the litigation is continuing and the appraisal and valuation process is ongoing, the ultimate resolution of this issue cannot be determined at this time. The Company estimates that it could be required to incur an additional charge of up to $4 million pre-tax at the Run-off Operations if it is ultimately determined that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain of its ceding companies and if as a result of this determination, additional losses are incurred by its ceding companies.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. These coverage issues in cases in which the Company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in a potential future adjustment that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2006, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Premiums written:
Direct	$92,268	$90,119	$219,673	$198,993
Assumed	7,807	4,950	14,369	17,389
Ceded	(14,122)	(11,682)	(34,261)	(22,786)
Net	$85,953	$83,387	$199,781	$193,596
Premiums earned:
Direct	$102,109	$91,821	$203,552	$181,591
Assumed	7,760	7,092	14,588	16,621
Ceded	(14,947)	(10,193)	(31,559)	(21,769)
Net	$94,922	$88,720	$186,581	$176,443
Losses and LAE:
Direct	$73,633	$80,796	$132,560	$168,431
Assumed	2,519	11,751	13,109	28,268
Ceded	(9,773)	(29,286)	(13,897)	(39,450)
Net	$66,379	$63,261	$131,772	$157,249

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss development recorded at the Run-off Operations in 2005. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $26.3 million at June 30, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in the three and six month periods ended June 30, 2006, reduced loss and loss adjustment expenses by $432,000 and $858,000, respectively, compared to $2.0 million for both the three and six months ended June 30, 2005. As of June 30, 2006, the Company also had $24.6 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts.  The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets recorded by $11.7 million at June 30, 2006.

At June 30, 2006, the Run-off Operations has $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at June 30, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

5.	DEBT

The components of long-term debt are as follows:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2006	2005
6.50% Convertible Debt	$32,165	$73,435
Derivative component of 6.50% Convertible Debt	4,953	12,881
4.25% Convertible Debt	655	655
8.50% Senior Notes	57,500	57,500
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(786)	(2,106)
Total long-term debt	$148,303	$196,181

In June 2006, the Company completed the redemption of $35 million principal amount, including $9.6 million held by its consolidated operating companies, of its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”). This redemption reduced the par value of the Company’s consolidated debt by $25.4 million. The mandatory redemption was triggered by the extraordinary dividend the Company received from PMA Capital Insurance Company (“PMACIC”). Under the terms of the indenture, the Company was required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of the Company's Class A Common stock, valued at $8 per share. In conjunction with the redemption, the Company paid $36.0 million, including $10.6 million to its consolidated operating companies, and issued 307,990 shares of its Class A Common stock, with a fair value of $3.1 million, from its treasury.  As a result of the redemption, the Company recognized a pre-tax loss of $231,000, which is included in net realized investment losses in the three and six months ended June 30, 2006.

During the first six months of 2006, the Company retired $15.9 million principal amount of its 6.50% Convertible Debt, including $10.5 million in June 2006, through open market purchases. The Company paid $17.7 million for these bond purchases, including $11.8 million for the June 2006 purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

In June 2006, the Company entered into interest rate swaps that it has designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt. There was no consideration paid or received for these swaps. The swaps will effectively convert $15.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 9.52%.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of June 30, 2006, the Company had recorded a liability of $4.5 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company. Under the terms of these plans, the Company grants restricted shares of its Class A Common stock and options to purchase the Company’s Class A Common stock. The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the fair market value of the Class A Common stock on the date of grant. Restricted stock is valued at the market value of the Class A Common stock on the date of grant and generally vests (restrictions lapse) between one and three years.

On January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, the Company will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. The Company recognized stock-based compensation expense of $510,000 and $1.2 million, including $103,000 and $426,000 related to stock options, for the three and six months ended June 30, 2006, respectively.

The Company previously accounted for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock. The following table illustrates the effect on net income (loss) if the fair value based method had been applied for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
(in thousands, except per share)	June 30, 2005	June 30, 2005

Net income (loss)	$17	$(20,534)
Stock-based compensation expense already included in reported
net income (loss), net of tax	105	361
Total stock-based compensation expense determined under fair
value based method, net of tax	(434)	(1,125)
Pro forma net loss	$(312)	$(21,298)

Net income (loss) per share:
Basic - as reported	$0.00	$(0.65)
Basic - pro forma	$(0.01)	$(0.67)

Diluted - as reported	$0.00	$(0.65)
Diluted - pro forma	$(0.01)	$(0.67)

Information regarding the Company’s stock option plans as of June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	2,088,936	$10.55
Options exercised	(184,972)	6.11
Options forfeited or expired	(61,389)	13.70
Options outstanding, end of quarter	1,842,575	$10.89	6.45	$3,877,708
Options exercisable, end of quarter	1,622,107	$11.26	6.19	$3,393,650
Option price range at end of quarter	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14

The total intrinsic value of stock options exercised was $118,000 and $709,000 for the three and six months ended June 30, 2006, compared to $15,000 and $450,000 for the same periods last year. The Company reissued shares from its treasury for options exercised during 2006 and 2005.

Information regarding the Company’s restricted stock activity as of June 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2006	136,852	$7.04
Granted	151,690	9.96
Vested	(110,752)	6.94
Forfeited	(5,870)	10.06
Restricted stock at June 30, 2006	171,920	$9.57

Compensation expense recognized for restricted stock was $356,000 and $544,000 for the three and six months ended June 30, 2006, compared to $156,000 and $538,000 for the same periods last year. At June 30, 2006, unrecognized compensation expense for non-vested restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 0.6 years.

8.	EARNINGS PER SHARE

The table below reconciles the denominator used in the diluted earnings per share calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic shares	32,132,618	31,723,432	32,014,150	31,559,468
Dilutive effect of:
Stock options	-	151,516	356,387	-
Restricted stock	-	140,179	170,368	-
Total diluted shares	32,132,618	32,015,127	32,540,905	31,559,468

The effects of the potential conversion of the Company’s convertible debt into 3.9 million and 4.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively, because they were anti-dilutive. The effects of the potential conversion of the Company’s convertible debt into 6.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, respectively, because they were anti-dilutive.

The effects of 1.8 million and 567,750 stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, and the effects of 1.5 million and 2.5 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, because they were anti-dilutive. Also excluded from the diluted share computation for the three months ended June 30, 2006 and the six months ended June 30, 2005 were the effects of 187,665 and 216,566 shares of restricted stock, respectively, because they were anti-dilutive.

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

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$14	$830	$28	$1,926
Interest cost	1,327	1,284	2,629	2,615
Expected return on plan assets	(1,412)	(1,354)	(2,738)	(2,710)
Amortization of transition obligation	6	(1)	12	(2)
Amortization of prior service cost	7	2	14	3
Recognized actuarial loss	135	408	328	828
Net periodic pension cost	$77	$1,169	$273	$2,660

Weighted average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.25%	8.50%	8.25%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$127	$121	$255	$242
Interest cost	170	152	339	304
Amortization of prior service cost	(30)	(30)	(60)	(60)
Recognized actuarial gain	(8)	(29)	(15)	(59)
Net periodic pension cost	$259	$214	$519	$427

Weighted average discount rate	5.75%	6.00%	5.75%	6.00%

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

As a result of the decision to exit from and run off the reinsurance business, 101 employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $5.5 million have been paid in accordance with this plan, including $925,000 and $734,000 in the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, 37 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $232,000 in the second quarter of 2006, compared to $363,000 during the same period last year, and year to date 2006 expenses of $465,000, compared to $640,000 for the first six months of 2005. The Run-off Operations expects to record expenses of approximately $500,000 for the remainder of 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Revenues:
The PMA Insurance Group	$110,721	$98,163	$217,575	$196,369
Run-off Operations	2,740	7,968	6,547	15,085
Corporate and Other	(195)	70	(693)	374
Net realized investment gains (losses)	(1,978)	(265)	(160)	2,718
Total revenues	$111,288	$105,936	$223,269	$214,546

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,671	$4,941	$14,812	$11,553
Run-off Operations	428	1,133	589	(28,513)
Corporate and Other	(6,128)	(5,721)	(12,267)	(11,888)
Pre-tax operating income (loss)	971	353	3,134	(28,848)
Income tax expense (benefit)	447	164	1,311	(6,547)
Operating income (loss)	524	189	1,823	(22,301)
Net realized gains (losses) after tax	(1,286)	(172)	(104)	1,767
Net income (loss)	$(762)	$17	$1,719	$(20,534)

Net premiums earned by principal business segment are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
The PMA Insurance Group:
Workers' compensation and integrated disability	$85,308	$74,837	$168,830	$149,697
Commercial automobile	5,300	6,050	11,006	11,510
Commercial multi-peril	2,347	2,969	3,720	5,907
Other	1,848	1,685	2,468	3,127
Total premiums earned	94,803	85,541	186,024	170,241
Run-off Operations:
Reinsurance	300	3,381	698	6,505
Excess and surplus lines	32	18	240	111
Total premiums earned	332	3,399	938	6,616
Corporate and Other	(213)	(220)	(381)	(414)
Consolidated net premiums earned	$94,922	$88,720	$186,581	$176,443

The Company’s assets by principal business segments are presented below:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2006	2005

The PMA Insurance Group	$1,848,142	$1,847,263
Run-off Operations	870,268	1,014,740
Corporate and Other(1)	54,578	26,042
Total assets	$2,772,988	$2,888,045

(1) Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2006, compared with December 31, 2005, and our results of operations for the three and six months ended June 30, 2006, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), to which the reader is directed for additional information. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

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

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. In November 2004, the A.M. Best Company, Inc. (“A.M. Best”) restored the financial strength rating of The PMA Insurance Group, our primary insurance business to A- (Excellent). This rating was affirmed in April 2006.

In the fourth quarter of 2003, A.M. Best reduced the financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies to B++ (Very Good). PMACIC’s A.M. Best financial strength rating was further reduced to B+ (Very Good) in August 2004. This rating was affirmed in April 2006.

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to substantially increase written premiums. Year to date direct premiums written at The PMA Insurance Group improved by 10% to $220 million from the same period a year ago, although direct premiums written for the quarter increased by only 2% compared to the same period last year. Our workers’ compensation renewal retention rate remained strong at 84% in the second quarter of 2006, consistent with the second quarter in 2005, while our renewal retention rate for the first six months of 2006 improved to 83%, up from 70% for the first six months of 2005. We wrote $20.1 million and $50.1 million of new business in the three and six months ended June 30, 2006, compared to $25.9 million and $49.9 million for the same periods last year.

On May 3, 2006, the Pennsylvania Insurance Department (the “Department”) approved our request for an extraordinary dividend in the amount of $73.5 million from our subsidiary, PMACIC. We have agreed with the Department to use the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. On June 15, 2006, we completed the redemption of $35 million principal amount, including $9.6 million held by our consolidated operating companies, of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”). This redemption reduced the par value of our consolidated debt by $25.4 million. The mandatory redemption was triggered by the extraordinary dividend we received from PMACIC. Under the terms of the indenture, we were required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of the Company's Class A Common stock, valued at $8 per share. In conjunction with the redemption, we paid $36.0 million, including $10.6 million to our consolidated operating companies, and issued 307,990 shares of our Class A Common stock, with a fair value of $3.1 million.

During the first six months of 2006, we retired $15.9 million principal amount of our 6.50% Convertible Debt, including $10.5 million in June 2006, through open market purchases by PMA Capital Corporation. We paid $17.7 million for these bond purchases, including $11.8 million for the June 2006 purchases, exclusive of accrued interest.

At June 30, 2006, we had $32.2 million aggregate principal amount of 6.50% Convertible Debt outstanding. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase any remaining debt on the put date of June 30, 2009.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. The PMA Insurance Group also earns other revenues by providing risk control and claims adjusting services to customers. As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income. The types of payments that we make are:

●	losses we pay under insurance policies that we write;
●	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
●
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business. This includes commissions paid to agents and brokers, and the internal expenses to operate the business segment; and

●	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior accident years in our Run-off Operations segment. See “Run-off Operations” beginning on page 21 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

RESULTS OF OPERATIONS

Consolidated Results

We recorded a net loss of $762,000 for the second quarter of 2006, compared to net income of $17,000 for the same period last year. Operating income, which we define as net income excluding realized gains (losses), increased to $524,000 for the quarter, compared to $189,000 in the second quarter of 2005. For the first six months of 2006, we had net income of $1.7 million, compared to a net loss of $20.5 million for the first half of 2005. Operating income for the first six months of 2006 was $1.8 million, compared to an operating loss of $22.3 million in the first half of 2005. Both the net loss and operating loss for the first six months of 2005 included an after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations.

The net loss for the second quarter of 2006 included after-tax net realized investment losses of $1.3 million, compared to $172,000 in the second quarter of 2005. Net income for the first six months of 2006 included after-tax net realized investment losses of $104,000, compared to after-tax net realized investment gains of $1.8 million for the same period last year. Included in after-tax net realized investment losses for the six months ended June 30, 2006 included gains of $620,000, compared to gains of $1.5 million for the same period of 2005, resulting from decreases in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the second quarter were $111.3 million, compared to $105.9 million during the second quarter of 2005. Year to date 2006 consolidated revenues were $223.3 million, compared to $214.5 million for the same period in 2005. Direct premiums written for the second quarter of 2006 improved to $92.3 million, up from $90.1 million in the second quarter last year, while year to date premiums written increased by more than 10% to $219.7 million, compared to the same period a year ago. Net premiums earned for the second quarter and first six months of 2006 increased 7% and 6%, respectively, to $94.9 million and $186.6 million, compared to the same periods last year.

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

The following is a reconciliation of our segment operating results and operating income (loss) to GAAP net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$6,671	$4,941	$14,812	$11,553
Run-off Operations	428	1,133	589	(28,513)
Corporate and Other	(6,128)	(5,721)	(12,267)	(11,888)
Pre-tax operating income (loss)	971	353	3,134	(28,848)
Income tax expense (benefit)	447	164	1,311	(6,547)
Operating income (loss)	524	189	1,823	(22,301)
Net realized gains (losses) after tax	(1,286)	(172)	(104)	1,767
Net income (loss)	$(762)	$17	$1,719	$(20,534)

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Net premiums written	$85,639	$82,103	$199,029	$187,577

Net premiums earned	$94,803	$85,541	$186,024	$170,241
Net investment income	8,753	7,716	17,312	15,257
Other revenues	7,165	4,906	14,239	10,871
Total revenues	110,721	98,163	217,575	196,369

Losses and LAE	67,682	61,331	132,201	123,549
Acquisition and operating expenses	35,116	30,129	67,660	59,003
Dividends to policyholders	1,011	1,762	2,433	2,264
Interest expense	241	-	469	-
Total losses and expenses	104,050	93,222	202,763	184,816

Pre-tax operating income	$6,671	$4,941	$14,812	$11,553

Combined ratio	102.9%	104.3%	102.5%	103.8%
Less: net investment income ratio	(9.2%)	(9.0%)	(9.3%)	(9.0%)
Operating ratio	93.7%	95.3%	93.2%	94.8%

The PMA Insurance Group had pre-tax operating income of $6.7 million for the second quarter, compared to $4.9 million for the same period last year. Year to date pre-tax operating income was $14.8 million, compared to $11.6 million for the first half of 2005. The increases for both the second quarter and 2006 year to date were due to both improved underwriting results and increased investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Workers' compensation and integrated disability:
Direct premiums written	$81,805	$77,199	$193,128	$173,264
Premiums assumed	6,740	3,081	12,719	10,149
Premiums ceded	(9,755)	(9,505)	(24,795)	(18,177)
Net premiums written	$78,790	$70,775	$181,052	$165,236

Commercial Lines:
Direct premiums written	$10,629	$13,083	$26,879	$25,930
Premiums assumed	154	317	339	609
Premiums ceded	(3,934)	(2,072)	(9,241)	(4,198)
Net premiums written	$6,849	$11,328	$17,977	$22,341

Total:
Direct premiums written	$92,434	$90,282	$220,007	$199,194
Premiums assumed	6,894	3,398	13,058	10,758
Premiums ceded	(13,689)	(11,577)	(34,036)	(22,375)
Net premiums written	$85,639	$82,103	$199,029	$187,577

Direct workers’ compensation and integrated disability premiums written were $81.8 million and $193.1 million for the three and six months ended June 30, 2006, compared to $77.2 million and $173.3 million for the same periods last year. Our renewal retention rate on existing workers’ compensation accounts was 84% and 83% for the three and six months ended June 30, 2006, compared to 84% and 70% for the same periods last year. New workers’ compensation premiums were $19.0 million and $45.9 million for the three and six months ended June 30, 2006, compared to $22.9 million and $42.8 million for the same periods last year. For business written during the first half of 2006, our pricing on workers’ compensation was essentially flat, compared to a 5% increase during the first six months of 2005.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) decreased by $2.5 million and increased by $1.0 million for the three and six months ended June 30, 2006, compared to the same periods in 2005. Our renewal retention rate on existing Commercial Lines accounts was 85% for both the three and six months ended June 30, 2006, compared to 80% and 75% in the same periods last year.

Total premiums assumed increased $3.5 million during the second quarter of 2006, compared to the same period last year while year to date 2006 premiums assumed increased by $2.3 million, compared to the same period last year, primarily due to an increase in the involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased by $6.6 million for the first six months of 2006, compared to the first six months of 2005. This increase is primarily due to the increase in our captive accounts business and, to a lesser extent, the increase in direct premiums earned and the additional terrorism reinsurance coverage purchased in 2006. Premiums ceded for other commercial lines increased by $1.9 million during the second quarter of 2006, compared to the same period last year, and by $5.0 million during the first six months of 2006, compared to the first six months of 2005, primarily due to the increase in our captive accounts business and our lower retention level on casualty business from $1.0 million to $500,000 effective January 1, 2006.

In total, net premiums written increased 4.3% during the second quarter of 2006, compared to the same period last year, and 2006 year to date net premiums written increased by 6.1%, compared to the same period in 2005, while net premiums earned increased by 10.8% and 9.3% during the same periods. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the term of the policy. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loss and LAE ratio	71.4%	71.7%	71.1%	72.6%
Expense ratio:
Acquisition expenses	20.0%	20.2%	20.0%	20.0%
Operating expenses(1)	10.4%	10.3%	10.1%	9.9%
Total expense ratio	30.4%	30.5%	30.1%	29.9%
Policyholders' dividend ratio	1.1%	2.1%	1.3%	1.3%
Combined ratio	102.9%	104.3%	102.5%	103.8%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $10.0 million and $18.9 million for the three and six months ended June 30, 2006, and $8.9 million and $16.9 million for the three and six months ended June 30, 2005, respectively.

The loss and LAE ratio improved 0.3 points during the second quarter of 2006 and by 1.5 points during the first six months of 2006, compared to the same periods last year. The improved loss and LAE ratios were primarily due to a lower current accident year loss and LAE ratio in 2006, compared to 2005. Pricing changes coupled with payroll inflation for rate sensitive workers’ compensation business are slightly below overall estimated loss trends. Our loss and LAE ratio benefited from changes in workers’ compensation products selected by our insureds, modest changes in our geographic mix and a reduction in our estimate of medical cost inflation. We estimated our medical cost inflation to be 8.5% during the first six months of 2006, compared to our estimate of 11% through the first six months of 2005. We believe our enhanced network and managed care initiatives helped improve our 2006 medical cost inflation rate by 0.5%. We expect that medical cost inflation will remain a significant component of our overall loss experience.

The total expense ratio was relatively flat for the three and six months ended June 30, 2006, compared to the same periods in 2005.

The policyholders’ dividend ratio improved by 1.0 point in the second quarter of 2006, compared to the same period last year, due to slightly higher than expected losses resulting in lower than expected dividends on participating products where policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income increased to $8.8 million in the second quarter of 2006 compared to $7.7 million in the prior year quarter. For the first six months of 2006, net investment income increased $2.1 million to $17.3 million compared to the first half of 2005. The improvements in both periods were due primarily to higher yields of approximately 40 basis points on our investment portfolio, which had a book yield of 5.0% at June 30, 2006.

Other Revenues

Other revenues increased to $7.2 million in the second quarter of 2006 from $4.9 million in the prior year quarter. On a year to date basis, other revenues increased to $14.2 million, compared to $10.9 million for the same periods last year. The increases primarily reflect higher service revenues for claims, risk management and related services provided to self-insured and large deductible clients.

Run-off Operations

Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses. We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net premiums written	$527	$1,504	$1,133	$6,433

Net premiums earned	$332	$3,399	$938	$6,616
Net investment income	2,408	4,569	5,609	8,469
Total revenues	2,740	7,968	6,547	15,085

Losses and LAE	(1,303)	1,930	(429)	33,700
Acquisition and operating expenses	3,615	4,905	6,387	9,898
Total losses and expenses	2,312	6,835	5,958	43,598

Pre-tax operating income (loss)	$428	$1,133	$589	$(28,513)

The Run-off Operations had pre-tax operating income of $428,000 during the second quarter of 2006, compared to $1.1 million in the second quarter of 2005. Pre-tax operating income totaled $589,000 for the first six months of 2006, compared to a pre-tax operating loss of $28.5 million for the first six months of 2005. Results for the first six months of 2005 included a first quarter charge of $30 million for prior year loss development, primarily related to policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business written from accident years 1997 to 2001.

Net premiums earned, net investment income, losses and LAE, and acquisition and operating expenses continued to decrease in 2006, compared to 2005, due to our exit from the reinsurance business.

Losses and LAE incurred during the six months ended June 30, 2005 included $30 million for the increase to loss and LAE reserves for prior accident years. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the second quarter and first six months of 2006 decreased by $1.3 million and $3.5 million, compared to the same periods in 2005, primarily reflecting reduced employee costs and lower acquisition expenses due to lower earned premium, as we continued the run-off of the business.

Net investment income was $2.4 million in the second quarter of 2006, compared to $4.6 million for the second quarter of 2005. The decrease was due to a lower average invested asset base of 47%, offset by a higher average investment yield of approximately 10 basis points and lower net interest credited on funds held arrangements of $349,000. Year to date net investment income was $5.6 million through June 2006, compared to $8.5 million through June 2005. The decrease in 2006 was primarily due to a lower average invested asset base of 43%, offset by a higher average investment yield of approximately 30 basis points and lower net interest credited on funds held arrangements of $1.5 million. The reduction in the invested asset base for both the second quarter and first six months of 2006 was largely impacted by the $73.5 million extraordinary dividend paid by PMACIC to PMA Capital Corporation in the second quarter. In a funds held arrangement, the ceding company retains the premiums and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer normally earns interest on the experience fund balance at a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other had a pre-tax operating loss of $6.1 million during the second quarter of 2006, compared to $5.7 million during the same period last year, primarily due to higher stock-based compensation. Pre-tax operating losses were $12.3 million during the first six months of 2006, compared to $11.9 million for the same period in 2005, primarily due to higher interest expense. Although the Corporate and Other segment does not benefit from the reduced level of consolidated interest expense on the $16.1 million principal amount of our 6.50% Convertible Debt held by our operating subsidiaries, it will benefit from the reduced level of our 6.50% Convertible Debt due to the mandatory redemption which occurred in June 2006 as well as the $15.9 million principal amount of holding company purchases in 2006.

Loss Reserves

At June 30, 2006, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of June 30, 2006 is $1,727.4 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to June 30, 2006 whether or not these claims have been reported to us.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will refuse to pay such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At June 30, 2006, we did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying financial statements.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2006, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 21 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 9, 42 and 55 of our 2005 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were $33.5 million and $36.7 million lower in the second quarter and first six months of 2006, compared to the same periods last year.

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

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses. During May 2006, our financial flexibility improved as a result of the $73.5 million extraordinary dividend payment received from our Run-off Operations. We used the proceeds of the dividend to reduce our level of debt outstanding and to improve liquidity. At June 30, 2006, we had $32.7 million in cash and short-term investments at the holding company and its non-regulated subsidiaries. We believe that this amount combined with our other capital sources will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

As of June 30, 2006, our total outstanding debt was $148.3 million, including $32.2 million principal amount of our 6.50% Convertible Debt, compared to $196.2 million at December 31, 2005. The decrease was primarily due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt. Holders, at their option may require us to repurchase any of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase the debt on the put date of June 30, 2009.

In June 2006, we completed the redemption of $35 million principal amount, including $9.6 million held by our consolidated operating companies, of our 6.50% Convertible Debt. The mandatory redemption was triggered by the extraordinary dividend we received from PMA Capital Insurance Company. Under the terms of the indenture, we were required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of our Class A Common stock, valued at $8 per share. In conjunction with the redemption, we paid $36.0 million, including $10.6 million to our consolidated operating companies, and issued 307,990 shares of our Class A Common stock, with a fair value of $3.1 million.

During the first six months of 2006, we retired $15.9 million principal amount of our 6.50% Convertible Debt, including $10.5 million in June 2006, through open market purchases by PMA Capital Corporation. We paid $17.7 million for these bond purchases, including $11.8 million for the June 2006 purchases, exclusive of accrued interest.

In June 2006, we entered into interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with a portion of its junior subordinated debt. There was no consideration paid or received for these swaps. The swaps will effectively convert $15.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 9.52%.

In December 2005, we entered into interest rate swaps that will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

The Pooled Companies have the ability to pay $25.1 million in dividends in 2006. In considering its dividend policy, the Pooled Companies will evaluate, among other things, the impact that paying dividends will have on its financial strength ratings. The Pooled Companies had statutory surplus of $321.1 million as of June 30, 2006.

We incurred interest expense of $3.8 million during the second quarter of 2006, compared to $4.0 million during the same period last year. Year to date 2006 interest expense totaled $7.6 million, compared to $8.0 million during the first six months of 2005. We paid interest of $3.0 million during the second quarter of 2006, compared to $2.0 million during the same period last year. We have paid $7.8 million in interest through the first six months of 2006, compared to $6.4 million during the first six months of 2005. The increase in interest paid was largely due to the June redemption and open market purchases of our 6.50% Convertible Debt. We expect to pay interest of $6 million for the remainder of 2006.

Net tax payments received from subsidiaries were $3.6 million during the second quarter of 2006, compared to $2.5 million during the same period last year. Year to date 2006 net tax payments received from subsidiaries were $3.5 million, compared to $1.4 million for the same period in 2005.

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

Our investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows consisting of current income and investment maturities are structured after considering projected liability cash flows of loss reserve payouts that are based on actuarial models. Property and casualty claim payment demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. The liquidity requirements are met primarily through operating cash flows and short-term investments.

As of June 30, 2006, the duration of our investments that support the insurance reserves was 3.5 years and the duration of our insurance reserves was 3.1 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

We did not declare or pay dividends in the three and six months ended June 30, 2006 or 2005 and we have suspended common stock dividends at the current time.

INVESTMENTS

At June 30, 2006, our investments were carried at a fair value of $989.1 million and had an amortized cost of $1,017.9 million. The average credit quality of the portfolio is AAA-. All but two of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. Investments with an aggregate fair value of $0.9 million, or 0.1%, of our total investments were below investment grade. Of these below investment grade securities, $0.8 million were in an unrealized loss position, which totaled less than $25,000.

The net unrealized loss on our investments at June 30, 2006 was $28.8 million, or 2.8% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $3.4 million and gross unrealized losses of $32.2 million. For all but two securities, which were carried at fair values of $15.8 million and $749,000 at June 30, 2006, fair values were determined using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

Impairment charges were $1.0 million during both the second quarter and first six months of 2005, related to securities issued by two auto manufacturers and one retail department store. The write-downs were measured based on public market prices at the time we determined the decline in value was other than temporary.

During the six months ended June 30, 2006, we had gross realized gains and losses of $4.3 million and $4.5 million, respectively. Of the $4.3 million in realized gains, $953,000 resulted from the decrease in the fair value of the derivative component of our 6.50% Convertible Debt. The remaining gross realized gains and losses resulted primarily from the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, and reducing our overall risk in the portfolio by improving credit quality and shortening duration.

As of June 30, 2006, our investment portfolio had gross unrealized losses of $32.2 million. For securities that were in an unrealized loss position at June 30, 2006, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	99	$214.5	$217.9	$(3.4)	98%
6 to 9 months	25	27.0	28.0	(1.0)	96%
9 to 12 months	126	104.0	109.6	(5.6)	95%
More than 12 months	127	132.7	142.0	(9.3)	93%
Subtotal	377	478.2	497.5	(19.3)	96%
U.S. Treasury and
Agency securities	174	301.1	314.0	(12.9)	96%
Total	551	$779.3	$811.5	$(32.2)	96%

Of the 127 securities that have been in an unrealized loss position for more than 12 months, 126 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 126 securities have a total fair value of 96% of the amortized cost basis at June 30, 2006, and the average unrealized loss per security is approximately $40,000. There is only one security out of the 127 with an unrealized loss in excess of $1 million at June 30, 2006, and it has a fair value of $15.8 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at June 30, 2006 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2006	$14.6	$14.7	$(0.1)	99%
2007-2010	90.4	92.8	(2.4)	97%
2011-2015	81.7	85.2	(3.5)	96%
2016 and later	9.9	10.7	(0.8)	93%
Mortgage-backed and other
asset-backed securities	281.6	294.1	(12.5)	96%
Subtotal	478.2	497.5	(19.3)	96%
U.S. Treasury and Agency
securities	301.1	314.0	(12.9)	96%
Total	$779.3	$811.5	$(32.2)	96%

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

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, we will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. As a result of adopting SFAS 123R, we expensed $103,000 and $426,000 related to stock options for the three and six months ended June 30, 2006, respectively.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued or subject to a remeasurement event in fiscal years that begin after September 15, 2006. We are currently evaluating the provisions of SFAS 155 to determine the impact that the adoption would have on our financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 to determine the impact that the adoption would have on our financial condition and results of operations.

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

●
our ability to effect an efficient withdrawal from the reinsurance business, including the commutation of reinsurance business with certain large ceding companies, without incurring any significant additional liabilities;

●
adverse property and casualty loss development for events that we insured in prior years, including unforeseen increases in medical costs and changing judicial interpretations of available coverage for certain insured losses;

●
our ability to have sufficient cash at the holding company to meet our debt service and other obligations, including any restrictions such as those imposed by the Pennsylvania Insurance Department on receiving dividends from our insurance subsidiaries in an amount sufficient to meet such obligations;

●	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices;
●
any future lowering or loss of one or more of our financial strength and debt ratings, and the adverse impact that any such downgrade may have on our ability to compete and to raise capital, and our liquidity and financial condition;

●	adequacy and collectibility of reinsurance that we purchased;
●	adequacy of reserves for claim liabilities;
●	whether state or federal asbestos liability legislation is enacted and the impact of such legislation on us;
●	the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attack on the World Trade Center;
●
regulatory changes in risk-based capital or other regulatory standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

●	the impact of future results on the recoverability of our deferred tax asset;
●	the outcome of any litigation against us, including the outcome of the purported class action lawsuits;
●	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
●	ability to implement and maintain rate increases;
●	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
●	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
●	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
●	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
●	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
●	uncertainties related to possible terrorist activities or international hostilities and whether TRIEA is extended beyond its December 31, 2007 termination date; and
●	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
4/1/06-4/30/06	-	-	-	-
5/1/06-5/31/06	-	-	-	-
6/1/06-6/30/06	2,194,876	$18.38	1,554,664	-
Total	2,194,876	$18.38

The transactions above represent the purchases, in the open market, of $10.5 million principal amount and the June 15th mandatory redemption of $25.4 million principal amount of our 6.50% Convertible Debt and the retirement of the associated conversion option of such debt. The average price paid per share for the open market purchases was calculated by dividing the total cash paid for the debt by the number of shares of Class A Common stock into which the debt was convertible. The average price paid per share for the June15th mandatory redemption was calculated by dividing the total cash paid plus the market value of Class A Common stock issued in order to satisfy the 10% call premium by the number of shares of Class A Common stock into which the debt was convertible.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 9, 2006. At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect four nominees as members of our Board of Directors to serve for terms expiring at the 2009 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Vincent T. Donnelly	28,761,317	360,398
James F. Malone	27,838,023	1,283,692
John D. Rollins	28,874,347	247,368
L.J. Rowell, Jr.	28,671,155	450,560

2.	Proposal to ratify the appointment of Beard Miller Company LLP as our independent registered public accounting firm was approved as follows:

Total Votes
Votes in favor	29,099,535
Votes against	9,886
Abstentions	12,294

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index on page 33.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 7, 2006	By: /s/ William E. Hitselberger
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