Form 10-Q
period 2006-09-30
PMA CAPITAL CORP
filed 2006-11-06
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

(610) 397-5298
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

There were 32,660,183 shares outstanding of the registrant’s Class A Common stock, $5 par value per share, as of the close of business on October 27, 2006.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed consolidated balance sheets as of September 30, 2006 and
	December 31, 2005 (unaudited)	1

	Condensed consolidated statements of operations for the three and nine months
	ended September 30, 2006 and 2005 (unaudited)	2

	Condensed consolidated statements of cash flows for the nine months ended
	September 30, 2006 and 2005 (unaudited)	3

	Condensed consolidated statements of comprehensive income (loss) for the three and
	nine months ended September 30, 2006 and 2005 (unaudited)	4

	Notes to the unaudited condensed consolidated financial statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

Signatures		33

Exhibit Index		34

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $913,675; 2005 - $1,053,627)	$904,074	$1,049,254
Short-term investments	59,227	57,997
Total investments	963,301	1,107,251

Cash	30,387	30,239
Accrued investment income	10,993	11,528
Premiums receivable (net of valuation allowance: 2006 - $10,522; 2005 - $8,342)	218,126	197,582
Reinsurance receivables (net of valuation allowance: 2006 - $9,952; 2005 - $9,552)	1,069,153	1,094,674
Deferred income taxes, net	102,986	103,656
Deferred acquisition costs	40,384	34,236
Funds held by reinsureds	133,222	146,374
Other assets	184,904	162,505
Total assets	$2,753,456	$2,888,045

Liabilities:
Unpaid losses and loss adjustment expenses	$1,690,483	$1,820,043
Unearned premiums	217,506	173,432
Long-term debt	131,561	196,181
Accounts payable, accrued expenses and other liabilities	219,146	209,656
Funds held under reinsurance treaties	77,813	78,058
Dividends to policyholders	4,744	4,452
Total liabilities	2,341,253	2,481,822

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2006 - 34,217,945 shares issued and 32,646,689 outstanding;
2005 - 34,217,945 shares issued and 31,983,283 outstanding)	171,090	171,090
Additional paid-in capital	111,116	109,331
Retained earnings	181,719	187,265
Accumulated other comprehensive loss	(26,010)	(22,684)
Treasury stock, at cost (2006 - 1,571,256 shares; 2005 - 2,234,662 shares)	(25,712)	(38,779)
Total shareholders' equity	412,203	406,223
Total liabilities and shareholders' equity	$2,753,456	$2,888,045

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Revenues:
Net premiums written	$108,338	$117,471	$308,119	$311,067
Change in net unearned premiums	(13,054)	(25,248)	(26,254)	(42,401)
Net premiums earned	95,284	92,223	281,865	268,666
Net investment income	10,747	12,648	33,205	36,902
Net realized investment gains (losses)	(799)	483	(959)	3,201
Other revenues	6,624	6,209	21,014	17,340
Total revenues	111,856	111,563	335,125	326,109

Losses and expenses:
Losses and loss adjustment expenses	66,754	68,112	198,526	225,361
Acquisition expenses	19,811	19,691	56,688	56,345
Operating expenses	18,953	17,872	60,520	54,372
Dividends to policyholders	589	567	3,022	2,831
Interest expense	3,039	4,105	10,685	12,114
Total losses and expenses	109,146	110,347	329,441	351,023

Income (loss) before income taxes	2,710	1,216	5,684	(24,914)

Income tax expense (benefit):
Current	-	-	-	-
Deferred	1,209	476	2,464	(5,120)
Total	1,209	476	2,464	(5,120)
Net income (loss)	$1,501	$740	$3,220	$(19,794)

Net income (loss) per share:
Basic	$0.05	$0.02	$0.10	$(0.63)
Diluted	$0.05	$0.02	$0.10	$(0.63)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,220	$(19,794)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	2,464	(5,120)
Net realized investment (gains) losses	959	(3,201)
Stock-based compensation	1,785	713
Depreciation and amortization	7,141	12,394
Change in:
Premiums receivable and unearned premiums, net	23,530	25,648
Reinsurance receivables	25,521	26,599
Unpaid losses and loss adjustment expenses	(129,560)	(144,691)
Funds held by reinsureds	13,152	(11,000)
Funds held under reinsurance treaties	(245)	(25,167)
Deferred acquisition costs	(6,148)	(8,006)
Accounts payable, accrued expenses and other liabilities	7,731	10,194
Dividends to policyholders	292	(2,046)
Accrued investment income	535	1,814
Other, net	(25,783)	(5,432)
Net cash flows used in operating activities	(75,406)	(147,095)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(229,355)	(251,978)
Maturities or calls	87,147	119,111
Sales	278,789	223,289
Net sales (purchases) of short-term investments	(631)	55,703
Other, net	(1,001)	(1,978)
Net cash flows provided by investing activities	134,949	144,147

Cash flows from financing activities:
Proceeds from debt issuance	-	10,000
Proceeds from exercise of stock options	1,227	1,219
Repurchases of debt	(60,622)	(270)
Debt issuance costs	-	(256)
Net cash flows provided by (used in) financing activities	(59,395)	10,693

Net increase in cash	148	7,745
Cash - beginning of period	30,239	35,537
Cash - end of period	$30,387	$43,282

Supplemental cash flows information:
Interest paid	$11,226	$11,701
Non-cash financing activities:
Common stock issued to redeem convertible debt	$3,074	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net income (loss)	$1,501	$740	$3,220	$(19,794)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	12,044	(15,800)	(3,995)	(10,389)
Less: reclassification adjustment for (gains)
losses included in net income (loss) net of
tax expense (benefit): ($280) and $169 for
three months ended September 30, 2006 and 2005;
($336) and $1,120 for nine months ended
September 30, 2006 and 2005	519	(314)	623	(2,081)

Total unrealized gain (loss) on securities	12,563	(16,114)	(3,372)	(12,470)
Unrealized gain (loss) from derivative instruments designated as cash flow hedges, net of tax expense (benefit): ($509) and
$19 for the three and nine months ended September 30, 2006	(946)	-	36	-
Foreign currency translation gain (loss), net of tax
expense (benefit): $2 and ($67) for three months
ended September 30, 2006 and 2005; $5 and ($233) for
nine months ended September 30, 2006 and 2005	3	(124)	10	(432)

Other comprehensive income (loss), net of tax	11,620	(16,238)	(3,326)	(12,902)

Comprehensive income (loss)	$13,121	$(15,498)	$(106)	$(32,696)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BUSINESS DESCRIPTION

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

Run-off Operations— The Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. In November 2003, the Company withdrew from the reinsurance business. In May 2002, the Company withdrew from the excess and surplus lines business.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income. The statement is effective for fiscal years that end after December 15, 2006. The Company does not expect that the adoption of SFAS 158 will result in any material change to its financial position.

3.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2006, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,690.5 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to September 30, 2006 whether or not these claims have been reported to the Company.

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

During the first nine months of 2005, the Run-off Operations increased its loss and LAE reserves for prior accident years by $30 million. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 for information regarding applicable reinsurance coverage.

On December 6, 2004, a jury in the New York trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. An appeals court affirmed this decision on October 18, 2006. The Company has not received any notices from the ceding companies that utilized the Run-off Operations as a retrocessionaire as a result of this decision, but it estimates that it could be required to incur an additional $4 million in claims at the Run-off Operations if any such ceding companies insured any of the companies that were affected by this decision.

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

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2006, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation of certain reinsurance contracts by the Run-off Operations segment occurring in the third quarter of 2006. The commutations did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2006.

(dollar amounts in thousands)
Assets:
Funds held by reinsureds	$(20,248)

Liabilities:
Unpaid losses and loss adjustment expenses	$(23,013)

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

The components of net premiums written and earned, and losses and LAE incurred are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Premiums written:
Direct	$127,334	$122,151	$347,007	$321,144
Assumed	6,937	7,955	21,306	25,344
Ceded	(25,933)	(12,635)	(60,194)	(35,421)
Net	$108,338	$117,471	$308,119	$311,067
Premiums earned:
Direct	$103,879	$96,894	$307,431	$278,485
Assumed	2,070	8,498	16,658	25,119
Ceded	(10,665)	(13,169)	(42,224)	(34,938)
Net	$95,284	$92,223	$281,865	$268,666
Losses and LAE:
Direct	$77,629	$73,177	$210,189	$241,608
Assumed	4,843	9,830	17,952	38,098
Ceded	(15,718)	(14,895)	(29,615)	(54,345)
Net	$66,754	$68,112	$198,526	$225,361

In the third quarter of 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA will underwrite, issue and service workers' compensation policies in California using the Company's approved forms and rates. The Company will cede 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A. M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A. M. Best financial strength rating. The Company has mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed via cash held in trust. The Company will receive an administrative fee based upon the actual amount of premiums earned pursuant to the agreement. Total direct premiums written on this business were $2.1 million in the third quarter of 2006.

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 3 for additional information about prior year loss development recorded at the Run-off Operations in 2005. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which will be amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $25.9 million at September 30, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain in the three and nine month periods ended September 30, 2006, reduced loss and loss adjustment expenses by $438,000 and $1.3 million, respectively, compared to $414,000 and $2.4 million for the same periods last year. As of September 30, 2006, the Company also had $24.5 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts.  The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets recorded by $9.6 million at September 30, 2006.

At September 30, 2006, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at September 30, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s results of operations.

5.	DEBT

The components of long-term debt are as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2006	2005
6.50% Convertible Debt	$19,326	$73,435
Derivative component of 6.50% Convertible Debt	3,506	12,881
4.25% Convertible Debt	455	655
8.50% Senior Notes	54,900	57,500
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(442)	(2,106)
Total long-term debt	$131,561	$196,181

During the first nine months of 2006, the Company repurchased $28.7 million principal amount of its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”), including $12.8 million in the third quarter, through open market purchases. All of the open market purchases were made by PMA Capital Corporation, except for $3.3 million which was made by one of the Company’s consolidated operating companies. The Company paid $32.3 million for these bond purchases, including $14.6 million for the third quarter purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

During the third quarter of 2006, the Company retired $2.6 million principal amount of its 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”) through open market purchases. The Company paid $2.6 million for these bond purchases, exclusive of accrued interest.

In June of 2006, the Company completed the redemption of $35 million principal amount, including $9.6 million held by its consolidated operating companies, of its 6.50% Convertible Debt. This redemption reduced the par value of the Company’s consolidated debt by $25.4 million. The mandatory redemption was triggered by the extraordinary dividend the Company received from PMA Capital Insurance Company (“PMACIC”). Under the terms of the indenture, the Company was required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of the Company's Class A Common stock, valued at $8 per share. In conjunction with the redemption, the Company paid $36.0 million, including $10.6 million to its consolidated operating companies, and issued 307,990 shares of its Class A Common stock, with a fair value of $3.1 million, from its treasury. As a result of the redemption, the Company recognized a pre-tax loss of $231,000, which is included in net realized investment losses in the nine months ended September 30, 2006.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of September 30, 2006, the Company had recorded a liability of $5.3 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company and certain of its directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common stock, 4.25% Senior Convertible Debt due 2022 and 8.50% Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiff. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

7.	STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company. Under the terms of these plans, the Company grants restricted shares of its Class A Common stock and options to purchase the Company’s Class A Common stock. The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common stock on the date of grant. Restricted stock is valued at the market value of the Class A Common stock on the date of grant and generally vests (restrictions lapse) between one and three years.

On January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, the Company will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. The Company recognized stock-based compensation expense of $564,000 and $1.8 million, including $88,000 and $514,000 related to stock options, for the three and nine months ended September 30, 2006, respectively.

The Company previously accounted for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s Class A Common stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common stock. The following table illustrates the effect on net income (loss) if the fair value based method had been applied for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(in thousands, except per share)	September 30, 2005	September 30, 2005

Net income (loss)	$740	$(19,794)
Stock-based compensation expense already included in reported
net income (loss), net of tax	103	464
Total stock-based compensation expense determined under fair
value based method, net of tax	(429)	(1,554)
Pro forma net income (loss)	$414	$(20,884)

Net income (loss) per share:
Basic - as reported	$0.02	$(0.63)
Basic - pro forma	$0.01	$(0.66)

Diluted - as reported	$0.02	$(0.63)
Diluted - pro forma	$0.01	$(0.66)

Information regarding the Company’s stock option plans as of September 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value
			(in years)
Options outstanding, beginning of year	2,088,936	$10.55
Options exercised	(215,018)	6.12
Options forfeited or expired	(177,920)	15.37
Options outstanding, end of quarter	1,695,998	$10.61	6.46	$1,939,707
Options exercisable, end of quarter	1,491,170	$10.95	6.24	$1,779,605
Option price range at end of quarter	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14

The total intrinsic value of stock options exercised was $92,000 and $801,000 for the three and nine months ended September 30, 2006, compared to $211,000 and $661,000 for the same periods last year. The Company reissued shares from its treasury for options exercised during 2006 and 2005.

Information regarding the Company’s restricted stock activity as of September 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2006	136,852	$7.04
Granted	157,113	9.93
Vested	(110,752)	6.94
Forfeited	(7,884)	10.06
Restricted stock at September 30, 2006	175,329	$9.55

Compensation expense recognized for restricted stock was $352,000 and $896,000 for the three and nine months ended September 30, 2006, compared to $151,000 and $689,000 for the same periods last year. At September 30, 2006, unrecognized compensation expense for non-vested restricted stock was $883,000, which is expected to be recognized over a weighted average period of 0.5 years.

8.	EARNINGS PER SHARE

The table below reconciles the denominator used in the diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic shares	32,444,916	31,774,255	32,159,316	31,631,850
Dilutive effect of:
Stock options	296,020	330,686	335,798	-
Restricted stock	181,707	139,354	174,189	-
Total diluted shares	32,922,643	32,244,295	32,669,303	31,631,850

The effects of the potential conversion of the Company’s convertible debt into 1.7 million and 3.3 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive. The effects of the potential conversion of the Company’s convertible debt into 6.1 million shares of Class A Common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, because they were anti-dilutive.

The effects of 466,788 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, and the effects of 765,100 and 2.2 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, because they were anti-dilutive. Also excluded from the diluted share computation for the nine months ended September 30, 2005 was the effects of 189,673 shares of restricted stock because they were anti-dilutive.

9.	EMPLOYEE RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) covering substantially all employees and maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) for the benefit of certain key employees. These plans were frozen effective December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. In addition to providing pension benefits, the Company provides certain health care benefits for retired employees and their spouses.

The components of the Company’s net periodic benefit cost for pension and other postretirement benefits are as follows:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$61	$869	$89	$2,795
Interest cost	1,302	1,287	3,931	3,902
Expected return on plan assets	(1,368)	(1,355)	(4,106)	(4,065)
Amortization of transition obligation	7	(1)	19	(3)
Amortization of prior service cost	6	1	20	4
Recognized actuarial loss	164	414	492	1,242
Net periodic pension cost	$172	$1,215	$445	$3,875

Weighted average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.25%	8.50%	8.25%	8.50%
Rate of compensation increase	N/A	3.75%	N/A	3.75%

	Other Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$126	$120	$381	$362
Interest cost	182	151	521	455
Amortization of prior service cost	(29)	(29)	(89)	(89)
Recognized actuarial loss (gain)	7	(29)	(8)	(88)
Net periodic pension cost	$286	$213	$805	$640

Weighted average discount rate	5.75%	6.00%	5.75%	6.00%

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

As a result of the decision to exit from and run off the reinsurance business, 101employees have been terminated in accordance with the Company’s exit plan. Employee termination benefits of $5.6 million have been paid in accordance with this plan, including $994,000 and $1.3 million in the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, 36 positions, which are primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations recorded expenses of $278,000 in the third quarter of 2006, compared to $381,000 during the same period last year, and year to date 2006 expenses of $743,000, compared to $1.0 million for the first nine months of 2005. The Run-off Operations expects to record expenses of approximately $275,000 in the fourth quarter.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Revenues:
The PMA Insurance Group	$110,267	$106,546	$327,842	$302,915
Run-off Operations	2,441	4,421	8,988	19,506
Corporate and Other	(53)	113	(746)	487
Net realized investment gains (losses)	(799)	483	(959)	3,201
Total revenues	$111,856	$111,563	$335,125	$326,109

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,351	$6,600	$23,163	$18,153
Run-off Operations	174	(258)	763	(28,771)
Corporate and Other	(5,016)	(5,609)	(17,283)	(17,497)
Pre-tax operating income (loss)	3,509	733	6,643	(28,115)
Income tax expense (benefit)	1,489	307	2,800	(6,240)
Operating income (loss)	2,020	426	3,843	(21,875)
Net realized gains (losses) after tax	(519)	314	(623)	2,081
Net income (loss)	$1,501	$740	$3,220	$(19,794)

Net premiums earned by principal business segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
The PMA Insurance Group:
Workers' compensation and integrated disability	$86,070	$81,970	$254,900	$231,667
Commercial automobile	5,288	5,869	16,294	17,379
Commercial multi-peril	2,054	2,304	5,774	8,211
Other	1,284	2,071	3,752	5,198
Total premiums earned	94,696	92,214	280,720	262,455
Run-off Operations:
Reinsurance	758	205	1,456	6,710
Excess and surplus lines	(12)	(1)	228	110
Total premiums earned	746	204	1,684	6,820
Corporate and Other	(158)	(195)	(539)	(609)
Consolidated net premiums earned	$95,284	$92,223	$281,865	$268,666

The Company’s assets by principal business segments are presented below:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2006	2005

The PMA Insurance Group	$1,898,972	$1,847,263
Run-off Operations	818,780	1,014,740
Corporate and Other(1)	35,704	26,042
Total assets	$2,753,456	$2,888,045

(1) Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2006, compared with December 31, 2005, and our results of operations for the three and nine months ended September 30, 2006, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), to which the reader is directed for additional information. The term "GAAP" refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 31 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1A - Risk Factors” in our 2005 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company, which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment.  The PMA Insurance Group segment also generates service revenues through its TPA operations, which operate under the trade name PMA Management Corp.  We have been growing such service revenues at a faster rate than our insurance revenues during the past three years, and such revenues amounted to $20.8 million through the nine months ended September 30, 2006, as compared to $17.0 million for the same period in 2005.

We also have a Run-off Operations segment. This segment includes the results of operations for our reinsurance and excess and surplus lines businesses. These businesses were placed into run-off in 2003 and 2002, respectively.

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

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to increase written premiums. Year to date direct premiums written at The PMA Insurance Group improved by 8% to $347.5 million from the same period a year ago while quarter to date direct premiums written increased by 4% to $127.5 million compared to the same period last year. Our workers’ compensation renewal retention rate was 88% in the third quarter of 2006, compared to 83% in the third quarter in 2005, while our renewal retention rate for the first nine months of 2006 improved to 85%, up from 74% for the first nine months of 2005. We wrote $23.3 million and $73.5 million of new business in the three and nine months ended September 30, 2006, compared to $40.2 million and $90.0 million for the same periods last year.

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

During the first nine months of 2006, we repurchased $28.7 million principal amount of our 6.50% Convertible Debt, including $12.8 million in the third quarter, through open market purchases. All of the open market purchases were made by PMA Capital Corporation, except for $3.3 million which was made by one of our consolidated operating companies. We paid $32.3 million for these bond purchases, including $14.6 million for the third quarter purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

At September 30, 2006, we had $19.3 million aggregate principal amount of 6.50% Convertible Debt outstanding. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase any remaining debt on the put date of June 30, 2009.

In the third quarter of 2006, we entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA will underwrite, issue and service workers' compensation policies in California using our approved forms and rates. We will cede 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A. M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A. M. Best financial strength rating. We have mitigated our credit risk with Midwest by requiring them to secure amounts owed to us via cash held in trust. We will receive an administrative fee based upon the actual amount of premiums earned pursuant to the agreement. We expect to oversee this business by largely utilizing our existing systems, personnel and other resources. Total direct premiums written on this business were $2.1 million in the third quarter of 2006.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. We also earn revenues by providing risk control and claims adjusting services to customers. As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income. The types of payments that we make are:

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

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are larger than our loss reserve estimates, or if actual claims reported to us exceed our estimate of the number of claims to be reported to us, we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased. In the first quarter of 2005, we recorded a $30 million pre-tax charge to increase loss reserves for prior accident years in our Run-off Operations segment. See “Run-off Operations” beginning on page 23 and Notes 3 and 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this charge.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $1.5 million for the third quarter of 2006, compared to $740,000 for the same period last year. Operating income, which we define as net income excluding realized gains (losses), increased to $2.0 million for the quarter, compared to $426,000 in the third quarter of 2005. For the first nine months of 2006, we had net income of $3.2 million, compared to a net loss of $19.8 million during the same period last year. Operating income for the first nine months of 2006 was $3.8 million, compared to an operating loss of $21.9 million in 2005. Both the net loss and operating loss for the first nine months of 2005 included an after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at the Run-off Operations.

Net income for the third quarter of 2006 included after-tax net realized investment losses of $519,000, compared to after-tax net realized investment gains of $314,000 in the third quarter of 2005. Net income for the first nine months of 2006 included after-tax net realized investment losses of $623,000, compared to after-tax net realized investment gains of $2.1 million for the same period last year. Included in after-tax net realized investment losses for the three months ended September 30, 2006 were losses of $570,000, compared to losses of $1.9 million for the same period last year, resulting from increases in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the third quarter were $111.9 million, compared to $111.6 million during the third quarter of 2005. Year to date 2006 consolidated revenues were $335.1 million, compared to $326.1 million for the same period in 2005. Direct premiums written for the third quarter of 2006 increased to $127.3 million, up from $122.2 million in the third quarter last year, while year to date premiums written increased by 8% to $347.0 million, compared to the same period a year ago. Net premiums earned for the third quarter and first nine months of 2006 increased 3% and 5%, respectively, to $95.3 million and $281.9 million, compared to the same periods last year.

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

The following is a reconciliation of our segment operating results and operating income (loss) to GAAP net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,351	$6,600	$23,163	$18,153
Run-off Operations	174	(258)	763	(28,771)
Corporate and Other	(5,016)	(5,609)	(17,283)	(17,497)
Pre-tax operating income (loss)	3,509	733	6,643	(28,115)
Income tax expense (benefit)	1,489	307	2,800	(6,240)
Operating income (loss)	2,020	426	3,843	(21,875)
Net realized gains (losses) after tax	(519)	314	(623)	2,081
Net income (loss)	$1,501	$740	$3,220	$(19,794)

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Net premiums written	$107,795	$116,877	$306,824	$304,454

Net premiums earned	$94,696	$92,214	$280,720	$262,455
Net investment income	8,998	8,160	26,310	23,417
Other revenues	6,573	6,172	20,812	17,043
Total revenues	110,267	106,546	327,842	302,915

Losses and LAE	68,255	67,995	200,456	191,544
Acquisition and operating expenses	32,818	31,379	100,478	90,382
Dividends to policyholders	589	567	3,022	2,831
Interest expense	254	5	723	5
Total losses and expenses	101,916	99,946	304,679	284,762
Pre-tax operating income	$8,351	$6,600	$23,163	$18,153

Combined ratio (1)	101.4%	103.3%	102.1%	103.6%
Less: net investment income ratio	(9.5%)	(8.8%)	(9.4%)	(8.9%)
Operating ratio	91.9%	94.5%	92.7%	94.7%

(1)
The combined ratio equals the sum of losses and LAE, acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned. Insurance-related operating expenses were $8.1 million and $8.4 million for the three months ended September 30, 2006 and 2005, respectively, and $27.0 million and $25.3 million for the nine months ended September 30, 2006 and 2005, respectively. Total operating expenses also include amounts incurred related to our fee-based revenues.

The PMA Insurance Group had pre-tax operating income of $8.4 million for the third quarter, compared to $6.6 million for the same period last year. Year to date pre-tax operating income was $23.2 million, compared to $18.2 million for the first nine months of 2005. The increases for both the third quarter and 2006 year to date were due to improved underwriting results and increased investment income.

Premiums

The PMA Insurance Group’s premiums written are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Workers' compensation and integrated disability:
Direct premiums written	$112,945	$106,923	$306,073	$280,187
Premiums assumed	6,341	6,238	19,060	16,387
Premiums ceded	(17,728)	(10,026)	(42,523)	(28,203)
Net premiums written	$101,558	$103,135	$282,610	$268,371

Commercial Lines:
Direct premiums written	$14,547	$15,423	$41,426	$41,353
Premiums assumed	70	579	409	1,188
Premiums ceded	(8,380)	(2,260)	(17,621)	(6,458)
Net premiums written	$6,237	$13,742	$24,214	$36,083

Total:
Direct premiums written	$127,492	$122,346	$347,499	$321,540
Premiums assumed	6,411	6,817	19,469	17,575
Premiums ceded	(26,108)	(12,286)	(60,144)	(34,661)
Net premiums written	$107,795	$116,877	$306,824	$304,454

Direct workers’ compensation and integrated disability premiums written were $112.9 million in the third quarter of 2006 compared to $106.9 million during the same period last year. Year to date direct workers’ compensation and integrated disability premiums written increased to $306.1 million in 2006 compared to $280.2 million during the same period last year. Our renewal retention rate on existing workers’ compensation accounts was 88% during the third quarter of 2006 compared to 83% during the same period last year while the 2006 year to date renewal retention rate was 85% compared to 74% during the first nine months of 2005. New workers’ compensation premiums were $21.3 million during the third quarter of 2006 compared to $32.4 million during the same period last year. Year to date 2006 new workers’ compensation premiums were $67.2 million compared to $75.1 million during the same period last year. Pricing on workers’ compensation business written during the first nine months of 2006 decreased by less than 2%, compared to a 5% increase during the first nine months of 2005.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) were $14.5 million and $41.4 million during the third quarter and first nine months of 2006, compared to $15.4 million and $41.4 million for the same periods last year, respectively. Our renewal retention rate on existing Commercial Lines accounts was 87% and 86% for the three and nine months ended September 30, 2006, compared to 84% and 78% in the same periods last year.

Total premiums assumed were $6.4 million during the third quarter of 2006, compared to $6.8 million during the same period last year while year to date 2006 premiums assumed were $19.5 million, compared to $17.6 million during the same period last year, primarily due to an increase in the involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation and integrated disability increased by $7.7 million and $14.3 million for the three and nine months of 2006, compared to the same periods of 2005. This increase is primarily due to the increase in our captive accounts business and, to a lesser extent, the increase in direct premiums earned, the additional terrorism reinsurance coverage purchased in 2006 and the MGIA agreement. Premiums ceded for other commercial lines increased by $6.1 million during the third quarter of 2006, compared to the same period last year, and by $11.2 million during the first nine months of 2006, compared to the first nine months of 2005, primarily due to the increase in our captive accounts business and our lower retention level on casualty business from $1.0 million to $500,000 effective January 1, 2006.

In total, net premiums written decreased 8% during the third quarter of 2006, compared to the same period last year, and 2006 year to date net premiums written increased by 1%, compared to the same period in 2005, while net premiums earned increased by 3% and 7% during the same periods. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Direct premiums are earned principally on a pro rata basis over the term of the policy. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Loss and LAE ratio	72.1%	73.7%	71.4%	73.0%
Expense ratio:
Acquisition expenses	20.2%	19.8%	20.0%	19.9%
Operating expenses(1)	8.5%	9.2%	9.6%	9.6%
Total expense ratio	28.7%	29.0%	29.6%	29.5%
Policyholders' dividend ratio	0.6%	0.6%	1.1%	1.1%
Combined ratio	101.4%	103.3%	102.1%	103.6%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $8.1 million and $8.4 million for the three months ended September 30, 2006 and 2005, respectively, and $27.0 million and $25.3 million for the nine months ended September 30, 2006 and 2005, respectively. Total operating expenses also include amounts incurred related to our fee-based revenues.

The loss and LAE ratio improved 1.6 points during both the third quarter and first nine months of 2006, compared to the same periods last year. The improved loss and LAE ratios were primarily due to a lower current accident year loss and LAE ratio in 2006, compared to 2005. Pricing changes coupled with payroll inflation for rate sensitive workers’ compensation business are slightly below overall estimated loss trends. Our loss and LAE ratio benefited from changes in workers’ compensation products selected by our insureds, modest changes in our geographic mix and a reduction in our estimate of medical cost inflation. We estimated our medical cost inflation to be 8.5% during the first nine months of 2006, compared to our estimate of 11% through the first nine months of 2005. We expect that medical cost inflation will remain a significant component of our overall loss experience.

The total expense ratio was relatively flat for the third quarter and first nine months of 2006, compared to the same periods of 2005. The increase in total operating expenses in 2006 relates primarily to the increase in earned premiums and the additional amounts incurred due to the increase in our fee-based revenues.

Net Investment Income

Net investment income increased to $9.0 million in the third quarter of 2006 compared to $8.2 million in the prior year quarter. For the first nine months of 2006, net investment income increased $2.9 million to $26.3 million compared to the first nine months of 2005. The improvement in the third quarter was primarily due to higher yields of approximately 30 basis points while the year to date improvement was primarily due to a 40 basis point increase. The portfolio had a book yield of 5.1% at September 30, 2006.

Other Revenues

Other revenues increased to $6.6 million in the third quarter of 2006 from $6.2 million in the prior year quarter. On a year to date basis, other revenues increased to $20.8 million, compared to $17.0 million for the same period last year. The increases primarily reflect higher service revenues for claims, risk management and related services provided to self-insured and large deductible clients.

Run-off Operations

The Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses. We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net premiums written	$701	$789	$1,834	$7,222

Net premiums earned	$746	$204	$1,684	$6,820
Net investment income	1,695	4,217	7,304	12,686
Total revenues	2,441	4,421	8,988	19,506

Losses and LAE	(1,501)	117	(1,930)	33,817
Acquisition and operating expenses	3,768	4,562	10,155	14,460
Total losses and expenses	2,267	4,679	8,225	48,277

Pre-tax operating income (loss)	$174	$(258)	$763	$(28,771)

The Run-off Operations had pre-tax operating income of $174,000 during the third quarter of 2006, compared to a pre-tax operating loss of $258,000 in the third quarter of 2005. Pre-tax operating income totaled $763,000 for the first nine months of 2006, compared to a pre-tax operating loss of $28.8 million for the first nine months of 2005. Results for the first nine months of 2005 included a first quarter charge of $30 million for prior year loss development, primarily related to policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and pro rata professional liability reinsurance business written from accident years 1997 to 2001.

Net premiums written, net investment income, losses and LAE, and acquisition and operating expenses continued to decrease in 2006, compared to 2005, due to our exit from the reinsurance business.

Losses and LAE incurred during the nine months ended September 30, 2005 included $30 million for the increase to loss and LAE reserves for prior accident years. Each quarter, company actuaries conduct their quarterly reserve review, which includes analyzing recent trends in the levels of the reported and paid claims to determine the impact of any emerging data on loss development trends and recorded unpaid losses and LAE reserves. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for information regarding applicable reinsurance coverage.

Acquisition and operating expenses for the third quarter and first nine months of 2006 decreased by $794,000 and $4.3 million, compared to the same periods in 2005, primarily reflecting reduced employee costs and lower acquisition expenses due to the continued run-off of the business.

Net investment income was $1.7 million in the third quarter of 2006, compared to $4.2 million for the third quarter of 2005. Year to date net investment income was $7.3 million through September 2006, compared to $12.7 million through September 2005. Both the third quarter and year to date decrease was due to a reduction in the average invested asset base of over $260 million. These reductions were largely impacted by the $73.5 million extraordinary dividend paid by PMACIC to PMA Capital Corporation in the second quarter of 2006. Offsetting the reduced asset base was an increase in investment yields of approximately 50 basis points in the third quarter and approximately 40 basis points during the first nine months of 2006 compared to the same periods last year. Further impacting net investment income were changes in net interest credited on funds held arrangements. In a funds held arrangement, the ceding company normally retains premiums in an experience account. Losses are offset against these amounts and interest is normally credited to the experience account based upon the account balance and a predetermined credited interest rate. Net interest credited on funds held decreased $1.3 million during the first nine months of 2006, compared to the same period last year.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service.  Corporate and Other had a pre-tax operating loss of $5.0 million during the third quarter of 2006, compared to $5.6 million during the same period last year.  The improvement in the quarter was due primarily to lower interest expense, which was partially offset by higher stock-based compensation expense.  Pre-tax operating losses were $17.3 million during the first nine months of 2006, compared to $17.5 million for the same period in 2005.  For segment reporting purposes, we allocate interest income for the bonds owned by our operating companies back to their respective segments and reduce investment income in the Corporate and Other segment. Although the Corporate and Other segment does not benefit from the reduced level of consolidated interest expense on the $19.4 million principal amount of its 6.50% Convertible Debt held by its operating segments, it does benefit from the reduced level of its outstanding 6.50% Convertible Debt due to the $35.0 million mandatory redemption which occurred in June 2006, as well as the $25.4 million of open market purchases made by PMA Capital Corporation in 2006.

Loss Reserves

At September 30, 2006, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses our liability for unpaid losses and LAE for all events that occurred as of September 30, 2006 is $1,690.5 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate includes amounts for losses occurring on or prior to September 30, 2006 whether or not these claims have been reported to us.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will deny payment for such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At September 30, 2006, we did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying financial statements.

We believe that because our former reinsurance business is in run-off, the potential for adverse reserve development is increased because we have ceased ongoing business relationships with most of our ceding companies. As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, management believes that we will more likely be required to arbitrate these disputes. Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop adversely in this segment.

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

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2006, the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See “Run-off Operations” beginning on page 23 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 9, 42 and 55 of our 2005 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were $35.0 and $71.7 million lower in the third quarter and first nine months of 2006, compared to the same periods last year.

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

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs; taxes to the federal government; and corporate expenses. During May 2006, our financial flexibility improved as a result of the $73.5 million extraordinary dividend payment received from our Run-off Operations. We used the proceeds of the dividend to reduce our level of debt outstanding and to improve liquidity. At September 30, 2006, we had $17.1 million in cash and short-term investments at the holding company and its non-regulated subsidiaries. We believe that this amount combined with our other capital sources will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

As of September 30, 2006, our total outstanding debt was $131.6 million, including $19.3 million principal amount of our 6.50% Convertible Debt, compared to $196.2 million at December 31, 2005. The decrease was primarily due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt. Holders, at their option may require us to repurchase any of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase the debt on the put date of June 30, 2009.

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

During the first nine months of 2006, we repurchased $28.7 million principal amount of our 6.50% Convertible Debt, including $12.8 million in the third quarter, through open market purchases. All of the open market purchases were made by PMA Capital Corporation, except for $3.3 million which was made by one of our consolidated operating companies. We paid $32.3 million for these bond purchases, including $14.6 million for the third quarter purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

During the third quarter of 2006, we retired $2.6 million principal amount of our 8.50% Monthly Income Senior Notes due 2018 through open market purchases. We paid $2.6 million for these bond purchases, exclusive of accrued interest.

In October 2006, we entered into an interest rate swap that we have designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt. There was no consideration paid or received for this swap. The swap will effectively convert $7.5 million of the junior subordinated debt to fixed rate debt with an interest rate of 9.23%.

In June 2006, we entered into interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates associated with a portion of our junior subordinated debt. There was no consideration paid or received for these swaps. The swaps will effectively convert $15.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 9.52%.

In December 2005, we entered into interest rate swaps that will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

The Pooled Companies have the ability to pay $25.1 million in dividends in 2006. In considering its dividend policy, the Pooled Companies will evaluate, among other things, the impact that paying dividends will have on its financial strength ratings. The Pooled Companies had statutory surplus of $325.2 million as of September 30, 2006.

We incurred interest expense of $3.0 million during the third quarter of 2006, compared to $4.1 million during the same period last year. Year to date 2006 interest expense totaled $10.7 million, compared to $12.1 million during the first nine months of 2005. We paid interest of $3.5 million during the third quarter of 2006, compared to $5.3 million during the same period last year. We have paid $11.2 million in interest through the first nine months of 2006, compared to $11.7 million during the first nine months of 2005. The decreases in interest paid for the third quarter and first nine months of 2006, compared to the same periods in 2005, were largely due to the June redemption and open market purchases of our 6.50% Convertible Debt. We expect to pay interest of $3 million for the remainder of 2006.

Net tax payments received from subsidiaries were $2.3 million during the third quarter of 2006, compared to $1.9 million during the same period last year. Year to date 2006 net tax payments received from subsidiaries were $5.8 million, compared to $3.3 million for the same period in 2005.

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

As of September 30, 2006, the duration of our investments that support the insurance reserves was 3.4 years and the duration of our insurance reserves was 3.2 years. The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

We did not declare or pay dividends in the three and nine months ended September 30, 2006 or 2005 and we have suspended common stock dividends at the current time.

INVESTMENTS

At September 30, 2006, our investments were carried at a fair value of $963.3 million and had an amortized cost of $972.9 million. The average credit quality of the portfolio is AAA-. All but two of our fixed income investments were publicly traded and all were rated by at least one nationally recognized credit rating agency. There was one below investment grade security in the fixed income portfolio at September 30, 2006. This security accounted for less than 1% of the total portfolio and had a fair value greater than its amortized cost.

The net unrealized loss on our investments at September 30, 2006 was $9.6 million, or 1.0% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $6.6 million and gross unrealized losses of $16.2 million. For all but two securities, which were carried at fair values of $16.4 million and $790,000 at September 30, 2006, fair values were determined using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

Impairment charges were $1.0 million during the first nine months of 2005, related to securities issued by two auto manufacturers and one retail department store. The write-downs were measured based on public market prices at the time we determined the decline in value was other than temporary.

During the nine months ended September 30, 2006, we had gross realized gains and losses of $4.4 million and $5.4 million, respectively. The gross realized gains and losses resulted primarily from the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, and reducing our overall risk in the portfolio by improving credit quality and shortening duration.

As of September 30, 2006, our investment portfolio had gross unrealized losses of $16.2 million. For securities that were in an unrealized loss position at September 30, 2006, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	8	$3.6	$3.6	$-	100%
6 to 9 months	38	88.8	89.3	(0.5)	99%
9 to 12 months	22	23.3	23.7	(0.4)	98%
More than 12 months	221	218.2	227.6	(9.4)	96%
Subtotal	289	333.9	344.2	(10.3)	97%
U.S. Treasury and
Agency securities	155	259.1	265.0	(5.9)	98%
Total	444	$593.0	$609.2	$(16.2)	97%

Of the 221 securities that have been in an unrealized loss position for more than 12 months, 220 securities have an unrealized loss of less than $1 million each and less than 20% of each security's amortized cost. These 220 securities have a total fair value of 97% of the amortized cost basis at September 30, 2006, and the average unrealized loss per security is approximately $30,000. There is only one security out of the 221 with an unrealized loss in excess of $1 million at September 30, 2006, and it has a fair value of $16.4 million and a par value and cost of $20.0 million. The security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at September 30, 2006 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2006	$12.0	$12.1	$(0.1)	99%
2007-2010	65.8	67.0	(1.2)	98%
2011-2015	48.2	49.5	(1.3)	97%
2016 and later	8.0	8.3	(0.3)	96%
Mortgage-backed and other
asset-backed securities	199.9	207.3	(7.4)	96%
Subtotal	333.9	344.2	(10.3)	97%
U.S. Treasury and Agency
securities	259.1	265.0	(5.9)	98%
Total	$593.0	$609.2	$(16.2)	97%

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

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, we will recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service period had been rendered by that date. As a result of adopting SFAS 123R, we expensed $88,000 and $514,000 related to stock options for the three and nine months ended September 30, 2006, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income. The statement is effective for fiscal years that end after December 15, 2006. We do not expect that the adoption of SFAS 158 will result in any material change to our financial position.

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

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under Publicly Announced Plans or Programs
7/1/06-7/31/06	-	-	-	-
8/1/06-8/31/06	787,160	$18.51	-	-
9/1/06-9/30/06	-	-	-	-
Total	787,160	$18.51

The transactions above represent the purchases, in the open market, of $12.8 million principal amount of our 6.50% Convertible Debt and the retirement of the associated conversion option of such debt. The average price paid per share for the open market purchases was calculated by dividing the total cash paid for the debt by the number of shares of Class A Common stock into which the debt was convertible.

Item 6.	Exhibits

The Exhibits are listed in the Exhibit Index on page 34.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 6, 2006	By: /s/ William E. Hitselberger
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