Form 10-K
period 2006-12-31
PMA CAPITAL CORP
filed 2007-03-13
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 001-31706

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Sentry Parkway
Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 397-5298

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
8.50% Monthly Income Senior Notes due 2018	American Stock Exchange

Class A Common Stock, par value $5.00 per share	The NASDAQ Stock Market LLC
Rights to Purchase Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2006, based on the last price at which the Class A Common Stock was sold on such date, was $321,975,301.

There were 32,659,194 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2007 Annual Meeting of Shareholders.

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Our actual results may differ materially from the expectations reflected in such forward-looking statements, and therefore, you should not place undue reliance on them. Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A - Risk Factors” and in the “Cautionary Statements” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business
COMPANY OVERVIEW

We are a property and casualty insurance holding company which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915. The PMA Insurance Group segment also generates service revenues through our Third-Party Administrator (“TPA”) operations, which operates as PMA Management Corp. Our Run-off Operations includes our prior reinsurance and excess and surplus lines operations. Additionally, we have a Corporate and Other segment, which primarily includes corporate expenses, including debt service.

In November 2003, the A.M. Best Company, Inc. (“A.M. Best”) reduced its financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies to B++ (Very Good). As a result of the reduction in the financial strength rating of PMACIC, we decided to cease writing reinsurance business and to run off our existing reinsurance business. We also decided in November 2003 to suspend the payment of dividends on our Class A Common Stock. PMACIC’s A.M. Best financial strength rating was further reduced to B+ (Very Good) in August 2004. This rating was affirmed in April 2006.

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. On November 15, 2004, A.M. Best restored the financial strength rating of The PMA Insurance Group, our primary insurance business, to A- (Excellent). This rating was affirmed in April 2006.

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to increase written premiums. Direct premiums written at The PMA Insurance Group improved by 8% in 2006 and 3% in 2005, compared to the immediately preceding years. Our workers’ compensation renewal retention rate improved to 85% in 2006, compared to 76% in 2005 and 62% in 2004. We wrote $105.2 million of new business in 2006 and $108.5 million in 2005, up from $46.4 million in 2004.

The financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2006 presentation. Revenues and pre-tax operating income (loss) for the last three years and assets at the end of the last two years attributable to each of our operating segments and our Corporate and Other segment are set forth in Note 15 in Item 8 of this Form 10-K.

Our gross and net premiums written by segment were as follows:

	2006		2005		2004
(dollar amounts in thousands)	Gross	Net	Gross	Net	Gross	Net

The PMA Insurance Group	$456,452	$373,697	$421,605	$375,793	$423,054	$377,795
Run-off Operations	1,986	2,143	12,941	10,250	(69,967)	(75,360)
Corporate and Other	(696)	(696)	(818)	(818)	(825)	(825)
Total	$457,742	$375,144	$433,728	$385,225	$352,262	$301,610

Property and casualty insurance and reinsurance companies provide loss protection to insureds in exchange for premiums. If earned premiums exceed the sum of losses and loss adjustment expenses (which we refer to as “LAE”), acquisition expenses, insurance-related operating expenses and policyholders’ dividends, then underwriting profits are realized. When earned premiums do not exceed the sum of these items, the result is an underwriting loss.

The “combined ratio” is a frequently used measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition and insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned. Thus, a combined ratio of less than 100% reflects an underwriting profit. Combined ratios of The PMA Insurance Group were 102.1%, 104.3% and 105.4% for 2006, 2005 and 2004, respectively.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned. The operating ratios of The PMA Insurance Group were 92.5%, 95.4% and 98.4% in 2006, 2005 and 2004, respectively.

See “Glossary of Selected Insurance Terms” for definitions of insurance terms used in this Form 10-K.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes our traditional core business, workers’ compensation insurance. We also provide a range of other commercial line insurance products, primarily including commercial automobile, commercial multi-peril and general liability coverages. The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States. Approximately 91% of this business was produced through independent agents and brokers in 2006.

The PMA Insurance Group competes on the basis of our ability to offer tailored workplace disability management solutions to our clients, our long-term relationships with our agents and brokers, our localized service and our reputation as a high-quality claims and risk control service provider.

The PMA Insurance Group has the ability to handle multi-state clients that are based in our operating territory but which have operations in other parts of the U.S. We are licensed to do business in all 50 states along with Puerto Rico and the District of Columbia for workers’ compensation, commercial automobile, multi-peril and general liability coverages. The PMA Insurance Group’s principal insurance subsidiaries (Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company) will sometimes be referred to as the “Pooled Companies” because they share results under an intercompany pooling agreement.

Products

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2006		2005		2004

Gross premiums written:
Workers' compensation and integrated disability	$407,287	89%	$369,953	88%	$375,643	88%
Commercial automobile	25,209	6%	25,631	6%	23,739	6%
Commercial multi-peril	12,172	3%	13,586	3%	16,046	4%
Other	11,784	2%	12,435	3%	7,626	2%
Total	$456,452	100%	$421,605	100%	$423,054	100%

Net premiums written:
Workers' compensation and integrated disability	$344,379	92%	$334,708	89%	$341,315	90%
Commercial automobile	20,646	6%	22,677	6%	21,796	6%
Commercial multi-peril	5,453	1%	10,287	3%	12,190	3%
Other	3,219	1%	8,121	2%	2,494	1%
Total	$373,697	100%	$375,793	100%	$377,795	100%

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

Statutory direct workers’ compensation premiums written by jurisdiction were as follows:

(dollar amounts in thousands)	2006		2005		2004

Pennsylvania	$131,831	35%	$140,973	42%	$136,275	43%
New Jersey	44,883	12%	38,848	12%	27,784	9%
New York	37,619	10%	31,490	9%	35,596	11%
Maryland	22,184	6%	15,350	5%	11,861	4%
California	18,025	5%	4,296	1%	4,976	2%
Florida	17,893	5%	17,826	5%	23,338	7%
Virginia	17,469	5%	14,627	4%	9,781	3%
North Carolina	11,990	3%	10,487	3%	8,470	3%
Delaware	10,020	3%	6,441	2%	7,013	2%
Tennessee	9,482	3%	7,163	2%	5,857	2%
Other	53,400	13%	48,145	15%	47,530	14%
Total	$374,796	100%	$335,646	100%	$318,481	100%

We were able to increase our direct premiums written in 2006 and 2005, compared to the immediately preceding year, due to the restoration of our A.M. Best rating to A- (Excellent).

The PMA Insurance Group operates primarily in the eastern part of the United States, with offices from New York, south to Florida and west to Tennessee. We have focused on these jurisdictions because of our knowledge of their workers’ compensation systems and our assessment of each state’s respective business, economic, legal and regulatory climates. We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process. The PMA Insurance Group employs similar analyses in determining whether and to what extent we will offer products in additional jurisdictions. We are focused on expanding our premium base provided that any new business meets our underwriting standards.

In September 2006, we entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using our approved forms and rates. We cede 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest Insurance Company, an affiliate of MGIA. Substantially all of the increase in our California premiums in 2006 resulted from this agreement.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market. We refer to this business as residual market business. Typically, an insurer’s share of this residual market business is assigned retrospectively based on its market share of voluntary direct premiums written. This system exists in all of the states listed in the above table, except Pennsylvania, New York, Maryland and California. In these four states, separate governmental entities write all of the workers’ compensation residual market business.  In 2006, The PMA Insurance Group’s written premiums included $24.4 million of residual market business, which constituted 6% of our gross workers’ compensation premiums written. Based upon data for policy year 2006 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry, in all states, was approximately 10% of direct workers’ compensation premiums written.

The PMA Insurance Group offers a variety of workers’ compensation products to our customers. Rate-sensitive products are priced based primarily on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced, to a certain extent, on the basis of the insured’s loss experience during the policy period. We also sell alternative market products, such as large deductible products and other programs and services, to customers who agree to assume even greater exposure to losses than under more traditional loss-sensitive products. We decide which type of product to offer a customer based upon the customer’s needs, an underwriting review and credit history.

The PMA Insurance Group’s voluntary workers’ compensation premiums written by product type were as follows:

	2006	2005	2004

Rate-sensitive products	60%	57%	55%
Loss-sensitive products	27%	30%	35%
Alternative market products	13%	13%	10%
Total	100%	100%	100%

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period. These loss-sensitive products are generally subject to less rate regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer. Under these types of policies, loss developments are evaluated after the policy period expires in order to determine whether additional premium adjustments are required. These policies are typically subject to adjustment for an average of five years after policy expiration. We generally restrict loss-sensitive products to accounts with minimum annual premiums in excess of $100,000.

•
We also offer a variety of alternative market products for larger accounts, including large deductible policies and off-shore captive programs. Under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate limit. The deductibles under these policies generally range from $250,000 to $500,000. Typically, we receive a lower up-front premium for these types of alternative market product plans as the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products. This reduces the potential for unfavorable claims activity on an account and encourages loss control on the part of the insured.

Through The PMA Insurance Group’s workers’ compensation product offerings, we generally provide risk control services to our insureds. We also provide a comprehensive array of managed care services to control loss costs. These include:

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

•
Access to the First Health® workers’ compensation preferred provider network, which includes doctors, hospitals, physical therapists, outpatient clinics and imaging centers. Utilization of the network generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside this network. In addition, MedRisk, a physical and occupational therapy expert provider organization is available to clients.

•	Access to the QualCare Inc. preferred provider network in New Jersey, which includes doctors, hospitals and ancillary healthcare providers.

•
Use of Paradigm Corporation for the medical management of certain catastrophic injuries. Paradigm adds a team of catastrophic case management experts to assist in achieving enhanced clinical and financial outcomes on these catastrophic injuries.

•
The TMESYS® pharmacy benefit management program. TMESYS® is a pharmacy program designed specifically for the workers’ compensation industry. It includes access to a nationwide network of pharmacies, increased savings through volume pricing, on-line drug utilization review and the ability to capture the first prescription within the program.

•
An out of network negotiation program that targets services rendered by medical providers and facilities outside our preferred provider networks. The program enhances savings on certain high dollar medical services that meet the out of network program review criteria. The program achieves cost savings by utilizing a medical data driven database, and by leveraging expert negotiation services, where appropriate.

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

Other Commercial Lines

The PMA Insurance Group writes other property and liability coverages, including commercial automobile, commercial multi-peril, general liability and umbrella, for larger and middle market accounts that satisfy our underwriting standards. See “The PMA Insurance Group—Underwriting” for additional discussion.

Other Products and Services

Through PMA Management Corp., The PMA Insurance Group provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements. This allows The PMA Insurance Group to expand and diversify our revenue base to include services that do not provide for any insurance risk. This business shares resources with the Pooled Companies and, therefore, requires minimal capital investment. In addition, this business contributes to The PMA Insurance Group’s reputation as a high quality claims and risk control service provider. As part of the claims administration services, clients benefit from the same comprehensive array of managed care services to control loss costs that are provided as part of The PMA Insurance Group’s workers’ compensation product offerings. Total service revenues for PMA Management Corp. were $27.8 million, $23.8 million and $23.1 million for 2006, 2005 and 2004, respectively.

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

Distribution

The PMA Insurance Group distributes our products through multiple channels, including national, regional and local brokers and agents and direct sales representatives.

As of December 31, 2006, The PMA Insurance Group had contracts with 490 independent agents and brokers. During 2006, these independent brokers and agents accounted for approximately 91% of The PMA Insurance Group’s direct written premiums. The top ten independent brokers and agents accounted for 30% of The PMA Insurance Group’s direct written premiums, the largest of which accounted for 5% of direct written premiums.

We typically pay commissions to the agents and brokers on individual policies placed with us. We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commissions based on specified contractual criteria, primarily related to premium growth.

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

The outcome of these investigations into broker compensation and placement practices and the impact of any future regulatory changes governing agent and broker commissions are uncertain.

As of December 31, 2006, The PMA Insurance Group employed 11 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware. These employees produced $39 million in direct written premiums in 2006.

The PMA Insurance Group’s underwriters review all business submissions before they are accepted. The PMA Insurance Group monitors several statistics with respect to our independent brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent’s business and the profitability of the broker/agent’s business.

As of December 31, 2006, our field organization consisted of 16 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory. Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claims adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss. Certain types of business are referred to underwriting specialists and actuaries for individual pricing. The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages. We mitigate our exposure to catastrophic loss, including terrorism, by various methods including individual account underwriting guidelines, further review of significant risks by an in-house catastrophe committee, the use of catastrophe modeling and thematic software, the purchase of per-risk and catastrophe reinsurance coverage, and utilization of benefits provided by federal programs. Because terrorism exclusions are not permitted for workers’ compensation business, we refined our workers’ compensation underwriting guidelines after September 11, 2001 to manage the underwriting exposure from terrorism risks to include the review of aggregation of risks by geographic location, the evacuation and security protocols of buildings in which insured employees work and to assess the types of entities located in the vicinity of the prospective insured. Adherence to these procedures has not materially affected The PMA Insurance Group’s mix of business. The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has led us to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted such premium charges for terrorism coverage under workers’ compensation insurance in all states. We will continue to review and refine our terrorism underwriting guidelines on a going forward basis.

Underwriters report functionally to the Chief Underwriting Officer and locally to branch vice presidents who are accountable for territorial operating results. Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, the field office professionals consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts. A formal underwriting quality assurance program is employed to ensure consistent adherence to underwriting standards and controls.

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

The PMA Insurance Group maintains a centralized claims service center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals. The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution. PMA’s Customer Service Center also houses a centralized call center providing 24 hour service for customer requests and inquiries. Currently, over one half of new losses are reported electronically through our internet based technology, including Cinch®, our internet risk management information system.

Competition

The domestic property and casualty insurance industry is very competitive and consists of many companies, with no one company dominating the market for all products. In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state. In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups and self-insurance programs. Many of our competitors are larger and have greater financial resources than us.

The main factors upon which entities in our markets compete are price, service, product capabilities and financial security. The PMA Insurance Group attempts to price our products in such a way that the prices charged to our clients are competitive with the overall marketplace while still adhering to our underwriting standards. The PMA Insurance Group will reject or non-renew accounts where we believe the market rates, terms and conditions for such risks are not acceptable.

We maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services. These standards help ensure that clients are satisfied with our products and services. We periodically conduct client surveys to gain an understanding of the perceptions of our service as compared to our competitors.

We are continuously evaluating our products to ensure that they meet the needs of clients in our markets. In 2006, The PMA Insurance Group introduced access to two provider networks, MedRisk and QualCare Inc., which offer managed care services to control loss costs. In 2005, The PMA Insurance Group introduced enhanced commercial multi-peril products that were specifically designed for clients in twelve different industry groups in which we already had a presence in the workers’ compensation line of business. These products offer additional property and liability coverages and increased limits compared to prior products offered by The PMA Insurance Group. The PMA Insurance Group continues to focus on rehabilitation and managed care services to control workers’ compensation costs for our clients and to evaluate new product opportunities that may enhance our overall competitive position. See “The PMA Insurance Group—Workers’ Compensation Insurance” for additional discussion.

Industry Trends

The property and casualty insurance industry has historically been cyclical in nature. This cyclical nature has included periods characterized by excess capacity, which have resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers. These “soft markets” have typically led companies to withdraw from the business or to cease operations. In turn, market conditions typically begin to “harden” as the market contracts and many insurance and reinsurance companies independently seek price increases and more favorable policy terms.

Pricing on The PMA Insurance Group’s rate-sensitive worker’s compensation products decreased by 2% in 2006, compared to price increases of 4% in 2005 and 6% in 2004. While we focus on the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products, there can be no assurance that price changes coupled with payroll inflation will increase at a level consistent with loss cost inflation. This is true even if loss costs increase throughout the industry as a whole. Furthermore, on rate-sensitive products, any benefit that we derive from potential price increases may be partially or completely offset by price increases on our ceded reinsurance, by frequency of reported losses and by loss cost inflation.

In February 2006, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 8.6%, which was approved by the PA Department of Insurance and became effective on April 1, 2006. While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account. The filed loss costs have not resulted in a reduction in premiums in Pennsylvania at a level of the loss costs, and we have continued to determine our business pricing through schedule charges/credits that we file and use to limit the effect of filed loss cost changes. Also, the loss cost change has not significantly affected the results or the profitability of our loss sensitive book of business, which represents approximately 27% of our Pennsylvania workers compensation book of business.

RUN-OFF OPERATIONS

In November 2003, we withdrew from the reinsurance business previously served by our PMA Re operating segment and since that time, we have not written reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we withdrew from in May 2002. We are currently in the process of running off all liabilities related to these businesses.

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

The claims departments of the Run-off Operations analyze reported claims, establish individual claim reserves, pay claims and audit the claims activities of selected clients. The claims department’s evaluation of claims activity includes reviewing loss reports received from ceding companies to confirm that claims are covered under the terms of the relevant reinsurance contract, establishing reserves on an individual case basis and monitoring the adequacy of those reserves. The claims department also monitors the progress and ultimate outcome of the claims to ensure that subrogation, salvage and other cost recovery opportunities have been adequately explored. The claims department performs these functions in coordination with the actuarial department. See Note 14 in Item 8 of this Form 10-K for additional information regarding the Run-off Operations.

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

The ceded reinsurance agreements of our insurance subsidiaries generally are renewable annually. Some contracts are continuous in nature and may be terminated at their annual anniversary by either party upon 30 to 120 days’ notice. In general, the reinsurance agreements are treaty agreements, which cover all underwritten risks of the types specified in the treaties. Our reinsurance is on a per risk and per occurrence basis. Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence. Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.

See “Item 7 - MD&A - Loss Reserves and Reinsurance” and Note 5 in Item 8 of this Form 10-K for additional information.

LOSS RESERVES

Insurers establish reserves for unpaid losses and loss adjustment expenses (“LAE”) based upon their best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred. Reserves are established for both losses already reported (“case reserves”) and losses that have been incurred but not yet reported (“IBNR”). Reserves are not, and cannot be, an exact measure of an insurer’s ultimate liability.

Reserves are established using various generally accepted actuarial methodologies. These methodologies require that our actuaries review our historical and industry data and anticipate the impact of various factors such as legal developments, changes in social attitudes and changes in economic conditions in order to estimate the ultimate amount of losses and LAE that will be required to be paid. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and probable trends, provides a reasonable basis for estimating future outcomes.

For certain types of business, including workers’ compensation and casualty reinsurance, there is a significant period of time between the occurrence of an insured loss, the reporting of the loss and the settlement of that loss. We refer to these types of business as “long-tail business.” The risk of ultimate losses deviating from reserved losses is implicitly greater for long-tail business than it is for shorter tailed business.

Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. While we believe that our reserves are fairly stated as of December 31, 2006, the possibility exists that as additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, ultimate losses, net of reinsurance, could differ substantially from the amounts currently recorded. Any future change in the estimate of reserves could have a material adverse effect on our financial condition, results of operations and liquidity.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 51 for additional information. In addition, see “Cautionary Statements” on page 57 and “Item 1A - Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

The table on the following page presents the subsequent development of the estimated year-end reserves, net of reinsurance (“net reserves”), for the ten years prior to 2006. The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE. The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years. The third section shows the re-estimated net reserves made in each succeeding year.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2006; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 2001 relating to losses incurred in 1996 would be included in the cumulative deficiency amount for each of the years 1996 through 2000. However, the deficiency would be reflected in operating results in 2001 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Consolidated Loss and Loss Adjustment Expense Development
December 31,
(dollar amounts in millions)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

I. Initial estimated liability for
unpaid losses and LAE,
net of reinsurance	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8	$793.1	$650.2

II. Amount of reserve paid,
net of reinsurance through:

- one year later	$398.8	$360.7	$354.6	$494.9	$457.0	$644.3	$650.5	$605.8	$445.4	$341.6	$-
- two years later	669.6	646.0	717.7	764.1	838.8	1,064.2	1,015.2	927.5	738.8
- three years later	894.8	924.6	880.3	1,052.9	1,107.6	1,297.6	1,226.9	1,157.1
- four years later	1,118.2	1,013.0	1,125.8	1,248.3	1,226.1	1,436.2	1,369.2
- five years later	1,172.3	1,196.9	1,261.0	1,330.7	1,336.5	1,516.0
- six years later	1,325.2	1,289.7	1,327.8	1,424.3	1,397.6
- seven years later	1,394.5	1,336.0	1,381.2	1,462.9
- eight years later	1,428.2	1,374.4	1,399.6
- nine years later	1,455.1	1,387.5
- ten years later	1,464.3

III. Reestimated liability,
net of reinsurance, as of

- one year later	$1,748.5	$1,624.3	$1,314.7	$1,290.9	$1,152.2	$1,302.8	$1,403.1	$1,305.9	$1,025.6	$785.5	$-
- two years later	1,700.5	1,557.6	1,299.7	1,304.1	1,269.4	1,499.0	1,395.6	1,334.2	1,023.0
- three years later	1,611.1	1,495.3	1,288.9	1,336.6	1,399.8	1,499.3	1,429.0	1,336.5
- four years later	1,542.3	1,480.8	1,326.3	1,426.9	1,397.3	1,532.4	1,431.6
- five years later	1,524.3	1,482.9	1,346.7	1,436.1	1,417.7	1,536.1
- six years later	1,519.0	1,487.5	1,350.2	1,446.9	1,417.7
- seven years later	1,514.0	1,492.4	1,351.8	1,447.1
- eight years later	1,517.8	1,493.0	1,353.4
- nine years later	1,520.4	1,495.6
- ten years later	1,524.4

IV. Cumulative deficiency
(redundancy):	$(310.1)	$(175.3)	$6.2	$162.7	$289.0	$393.0	$247.3	$(9.8)	$24.2	$(7.6)	$-

V. Net liability	$1,834.5	$1,670.9	$1,347.2	$1,284.4	$1,128.7	$1,143.1	$1,184.3	$1,346.3	$998.8	$793.1	$650.2
Reinsurance recoverables	256.6	332.3	593.7	648.2	924.4	1,181.3	1,265.6	1,195.0	1,112.8	1,026.9	984.7
Gross liability	$2,091.1	$2,003.2	$1,940.9	$1,932.6	$2,053.1	$2,324.4	$2,449.9	$2,541.3	$2,111.6	$1,820.0	$1,634.9

VI. Re-estimated net liability	$1,524.4	$1,495.6	$1,353.4	$1,447.1	$1,417.7	$1,536.1	$1,431.6	$1,336.5	$1,023.0	$785.5
Re-estimated reinsurance recoverables	294.1	357.7	665.3	923.5	1,257.3	1,365.1	1,343.5	1,244.7	1,134.4	1,021.3
Re-estimated gross liability	$1,818.5	$1,853.3	$2,018.7	$2,370.6	$2,675.0	$2,901.2	$2,775.1	$2,581.2	$2,157.4	$1,806.8

Unpaid losses and LAE on a GAAP basis were $1,634.9 million and $1,820.0 million at December 31, 2006 and 2005, respectively. Unpaid losses and LAE on a statutory basis were $479.1 million and $576.6 million at December 31, 2006 and 2005, respectively. The primary differences between our GAAP and statutory loss reserves reflect: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2006 and 2005, our gross unpaid losses and LAE were recorded net of discount of $186.2 million and $203.6 million, respectively. Our net liability for unpaid losses and LAE was recorded net of discount of $56.0 million and $59.8 million at December 31, 2006 and 2005, respectively. Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2006 and 2005 were $410.7 million and $428.9 million, net of discount of $39.9 million and $40.4 million, respectively. Unpaid losses on certain workers’ compensation claims are discounted to present value using our actual payment experience and mortality and interest assumptions as mandated by the statutory accounting practices prescribed by the Pennsylvania Insurance Department. We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable. Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves. The net of these amounts is referred to as net discount accretion. Net discount accretion reduced pre-tax results by $2.5 million, $3.7 million and $3.9 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, our loss reserves were stated net of $21.4 million of salvage and subrogation. Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques. The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts already received by us. The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

For additional information regarding our loss reserves and prior year loss development, see Note 4 in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group - Losses and Expenses,” “Run-off Operations - Losses and Expenses” and “Loss Reserves and Reinsurance.”

INVESTMENTS

An important component of our financial results is the return on invested assets. Our investment objectives are to (i) seek competitive after-tax income and total returns, (ii) maintain high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. Liquidity requirements are met primarily through operating cash flows and maintaining a portfolio with maturities that reflect expected cash flow requirements.

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

We do not currently have any derivative financial instruments in our investment portfolio. We do not use derivatives for speculative purposes. Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprised 14% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies.

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

Rating agencies rate insurance companies based on financial strength and the ability to pay claims and other factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, are material to our operations. We currently participate in the ratings processes of A.M. Best and Moody’s Investor Services. Other rating agencies also rate our securities, but we do not disclose such ratings in our reports.

The rating scales of A.M. Best and Moody’s are characterized as follows:

•	A.M. Best—A++ to S (“Superior” to “Suspended”)
•	Moody’s—Aaa to C (Exceptional financial security to lowest-rated class)

As of February 28, 2007, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best		Moody's

Pooled Companies(1)	A-	(4th of 16)	Baa3	(10th of 21)

PMA Capital Insurance Company	B+	(6th of 16)	B1	(14th of 21)

Senior Debt Ratings:	Moody's
PMA Capital Corporation	Ba3	(13th of 21)

(1)
The Pooled Companies represent the domestic subsidiary insurance companies through which The PMA Insurance Group writes its insurance business, which share results through an intercompany pooling agreement. The Pooled Companies are rated as one entity.

A downgrade in the A.M. Best ratings of the Pooled Companies would result in a material loss of business as policyholders move to other companies with higher financial strength ratings. Accordingly, such a downgrade would have a material adverse effect on our results of operations, liquidity and capital resources. A downgrade in our debt ratings could affect our ability to issue additional debt on terms favorable to us.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

See “Item 1A - Risk Factors” for additional information regarding our ratings.

REGULATORY MATTERS

General

Collectively, the Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states and Puerto Rico and the District of Columbia. Although PMACIC is currently in run-off, it maintains licenses or is accredited to transact business in, and is subject to regulation and supervision by, 48 states and the District of Columbia.

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

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective. TRIA provided federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005. In January 2006, the Terrorism Risk

Insurance Extension Act of 2005 (“TRIEA”) became effective. TRIEA, which extended most of the original provisions of TRIA, expires on December 31, 2007. For terrorist acts to be covered under TRIEA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIEA contains a “make available” provision, which requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses. For 2007, TRIEA requires insurers to pay a deductible equal to 20% of commercial lines (as defined by TRIEA) direct earned premiums. The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses. TRIEA contains an annual limit of $100 billion of covered industry-wide losses. TRIEA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $76 million in 2007 if a covered terrorist act were to occur.

Workers’ compensation policy forms were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting new and renewal commercial lines insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has lead us to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted such premium charges for terrorism coverage under workers’ compensation insurance in all states. The PMA Insurance Group has also refined our underwriting procedures in consideration of terrorism risks. For additional information regarding The PMA Insurance Group’s underwriting criteria, see “Business - The PMA Insurance Group, Underwriting” section of this Form 10-K.

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

As a result of discussions with the Pennsylvania Insurance Department (the “Department”), PMACIC entered into a voluntary agreement with the Department, dated December 22, 2003. Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC’s bank accounts or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $9.8 million as of December 31, 2006) of the fair market value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure. The letter agreement will remain in effect until the Commissioner, or PMACIC and the Commissioner, determine it is no longer necessary, or until and unless it is superseded by a regulatory order.

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Department prohibited PMACIC from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital Corporation in 2004 and 2005. In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC. We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Pennsylvania Insurance Department and is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment.

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

Other jurisdictions in which our insurance subsidiaries are licensed to transact business may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws that govern the holding company also govern payment of dividends to us by our insurance subsidiaries.

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

The Pooled Companies did not pay any dividends to PMA Capital Corporation in 2006. As of December 31, 2006, the Pooled Companies can pay up to $26.5 million in dividends to PMA Capital Corporation during 2007 without the prior approval of the Pennsylvania Insurance Department. In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings. In 2006, PMACIC paid an “extraordinary” dividend in the amount of $73.5 million to PMA Capital Corporation after receiving approval from the Pennsylvania Insurance Department. See “Business - Regulatory Matters - Insurance Holding Company Regulation” for further information regarding restrictions on PMACIC’s ability to pay dividends to PMA Capital Corporation.

In addition to the regulatory restrictions, we may not declare or pay cash dividends or distributions on our Class A Common Stock if we elect to exercise our right to defer interest payments on our $43.8 million principal amount of junior subordinated debt outstanding.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has adopted risk-based capital requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under risk-based capital (“RBC”) requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

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

At December 31, 2006, the RBC ratios of the Pooled Companies ranged from 498% to 1348% and PMACIC’s RBC ratio was 506%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers. These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile. In 2006, none of the Pooled Companies reported any unusual values while PMACIC reported four unusual values, relating to: (1) change in net premiums, (2) the two-year overall operating ratio, (3) gross change in policyholder’s surplus and (4) the liabilities to liquid assets ratio. The unusual values for the change in net premiums and two-year overall operating ratio resulted from lower premiums in 2006 and 2005 due to PMACIC’s run-off status. The unusual value for the change in policyholder’s surplus was largely due to its extraordinary dividend payment of $73.5 million to PMA Capital Corporation in May 2006. The unusual value related to the liabilities to liquid assets ratio was primarily due to $132.8 million of assets, such as funds held by reinsureds and deposit assets, which were not considered liquid assets for purposes of this calculation, while their offsetting liabilities were included in the liability component of this ratio.
EMPLOYEES

As of February 1, 2007, we had 1,010 full-time employees. None of our employees is represented by a labor union and we are not a party to any collective bargaining agreements. We consider the relationship with our employees to be good.

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

The Annual Statements for PMACIC and the Pooled Companies, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices. Annual Statements for the years ended December 31, 2006, 2005 and 2004 for each of these subsidiaries are available on the Annual Report portion of our website www.pmacapital.com.

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

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Combined ratio	The sum of losses and LAE, acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned.

Commutation	Transaction in which policyholders and insurers surrender all rights and are relieved from all obligations under an insurance or reinsurance contract.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

Direct reinsurer, direct
underwriter, direct writer	A reinsurer and/or insurer that markets and sells reinsurance and/or insurance directly to its reinsureds and/or insureds without the assistance of brokers or agents.

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

Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.

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

Statutory accounting
principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.
Statutory or policyholders’
surplus; statutory capital
and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Third-party administrator
A service group who provides various claims, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement. No insurance risk is undertaken in the arrangement.

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

Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premiums	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

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

We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Our aggregate reserves as of December 31, 2006 were $1.6 billion, consisting of $1.1 billion related to The PMA Insurance Group and $532 million related to the Run-off Operations. During the year ended December 31, 2005, we increased our reserves for prior years’ losses and loss adjustment expenses by $26.8 million. Reserves are estimates and do not and cannot represent an exact measure of liability. The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future outcomes. The inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages than for property coverages. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We refer to this business as “long-tail” business. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. Long-tail products are generally subject to more unforeseen development and uncertainty than shorter tailed products. Additionally, as reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers. This also generally leads to more unforeseen development and uncertainty.

Reserve estimates are continually refined through an ongoing process as further claims are reported and settled and additional information concerning loss experience becomes known. Because setting reserves is inherently uncertain, our current reserves may prove inadequate in light of subsequent developments. If we increase our reserves or if our reserves are inadequate, our earnings for the period will generally decrease by a corresponding amount. Therefore, future reserve increases or losses in excess of reserves could have a material adverse effect on our results of operations, financial condition and financial strength and credit ratings.

We have recorded significant reserve charges in the past and if we experience additional significant reserve charges it could adversely affect our ability to continue in the ordinary course of our business.

We have recorded significant reserve charges in the past. In the first quarter of 2005, we recorded a charge of $30 million pre-tax, related to higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. Our capital position was diminished due to this charge. If, in the future, actual losses and loss adjustment expenses are greater than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves. A significant increase in reserves could have a material adverse effect on our insurance ratings and our ability to continue in the ordinary course of our business.

Because insurance ratings, particularly from A.M. Best, are important to our policyholders, downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries. Ratings are not recommendations to buy our securities.

In November 2003, The PMA Insurance Group’s financial strength rating was downgraded from “A-” to “B++.” This constrained its ability to attract and retain business. Certain clients, particularly large account clients and clients in the construction industry, will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating. The PMA Insurance Group’s “A-” rating was restored on November 15, 2004, which allowed us to increase direct premiums written and improve retention ratios for 2006 and 2005, compared to 2004. However, any future downgrade in The PMA Insurance Group’s A.M. Best rating might result in a material loss of business as policyholders might move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business. Accordingly, such a downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

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

As of December 31, 2006, we had $131.2 million of outstanding indebtedness. Our ability to service our indebtedness and to meet our other financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors, including factors beyond our control. In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets. However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are acceptable to us. In addition, we may be required to use all or a portion of the proceeds of such transactions to repay obligations under our 6.50% Convertible Debt or our 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”). Accordingly, we cannot assure you that we will have sufficient funds to satisfy our obligations under our indebtedness and to meet our other financial obligations.

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

Nationally recognized rating agencies rate the debt of PMA Capital Corporation. Ratings are not recommendations to buy our securities. A downgrade in our debt ratings will affect our ability to issue additional debt with terms and conditions similar to our current debt, and, accordingly, will increase our cost of capital. In addition, a downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

Our reserves for asbestos and environmental claims may be insufficient.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards and regulations. We believe that our reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. Coverage issues in cases where we are a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not product or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to our financial condition, results of operations and liquidity. At December 31, 2006, 2005 and 2004, gross reserves for asbestos-related losses were $23.3 million, $26.9 million, and $27.9 million, respectively ($10.6 million, $13.2 million and $14.0 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $6.6 million, $10.2 million and $10.3 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, gross reserves for environmental-related losses were $13.4 million, $15.3 million and $16.1 million, respectively ($4.1 million, $5.0 million and $6.4 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $1.4 million, $2.0 million and $3.0 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In addition to the uncertainties with respect to asbestos and environmental claims discussed above, recent examples of emerging claims and coverage issues that have affected us include:

•
increases in the number and size of claims relating to construction defects and mold, which often present complex coverage and damage valuation questions, making it difficult for us to predict our exposure to losses; and

•
changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies, effectively broadening coverage and increasing our exposure to claims.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

We rely on independent agents and brokers and therefore we are exposed to certain risks.

Approximately 91% of The PMA Insurance Group’s business in 2006 was produced through independent agents and brokers. We do business with a large number of independent brokers on a non-exclusive basis and we cannot rely on their ongoing commitment to our insurance products.

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

Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist. As of December 31, 2006, our net deferred tax asset was $100.0 million. Failure to achieve projected levels of profitability could lead to a writedown in the deferred tax asset if the recovery period becomes uncertain or longer than expected.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding). During 2006, we had $457.7 million of gross premiums written of which we ceded $82.6 million, or 18% of gross premiums written, to reinsurers for reinsurance protection. This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2006, we had $1.0 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Our ability to collect reinsurance is dependent upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers. We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency or inability or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. See Note 5 in Item 8 of this Form 10-K for additional information on current disputes with reinsurers.

Because we are heavily regulated by the states in which we do business, we may be limited in the way we operate.

We are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.

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

In June 2004, the Pennsylvania Insurance Department approved our application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Department prohibited PMACIC from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital Corporation in 2004 and 2005. In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC. We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Pennsylvania Insurance Department and is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance subsidiaries or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. During 2006, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries which would have a material adverse effect on our results of operations or financial condition.

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

We are subject to claims arising out of catastrophes that may have a significant effect on our results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

Man-made events, such as terrorism, can also cause catastrophes. For example, the attack on the World Trade Center resulted in approximately $31 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection. Although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”), which expires December 31, 2007, may mitigate the impact of future terrorism losses in connection with the commercial lines insurance business offered by The PMA Insurance Group, because of the amount of losses a company must retain and the fact that certified nuclear, biological and chemical events are not covered in The PMA Insurance Group’s reinsurance treaties, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity. The PMA Insurance Group would have a deductible of approximately $76 million in 2007 if a covered terrorist act were to occur.

We face a risk of non-availability of reinsurance, which could materially affect our ability to write business and our results of operations.

Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot give assurances that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or a reduction in our insurance writings.

Purported class action lawsuits may result in financial losses and may divert management resources. In addition, we are subject to litigation in the ordinary course of our business.

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A

Common Stock, 4.25% Senior Convertible Debt due 2022 and 8.50% Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiffs. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. We intend to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted our previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on us. However, the lawsuit may have a material adverse effect on our financial condition, results of operations and liquidity.

We are continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.

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

Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent changes in our board of directors that shareholders may desire. These provisions include:

•	requiring advance notice for nominations for election to the board of directors or for proposing business that can be acted on by shareholders at meetings;
•	establishing a classified board of directors and permitting our board to increase its size and appoint directors to fill newly created board vacancies;
•	requiring shareholders to show cause to remove one or more directors; and
•	prohibiting shareholders from acting by written consent.

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

Through various wholly-owned subsidiaries, we also own and occupy additional office facilities in three other locations and rent additional office space for our insurance operations in 14 other locations. We believe that such owned and leased properties are suitable and adequate for our current business operations.

Item 3. Legal Proceedings

We are continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers. While the outcome of litigation arising out of our ordinary course of business, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity. See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 51 for additional information. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity. See “Critical Accounting Estimates — Reinsurance Receivables” beginning on page 55 for additional information.

We and certain of our directors and key executive officers are defendants in several purported class actions that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of our Class A Common Stock, the 4.25% Senior Convertible Debentures due 2022 and the 8.50% Monthly Income Senior Notes due 2018. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiffs. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of our securities between May 5, 1999 and February 11, 2004. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding our underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about our financial results, underwriting performance, loss reserves and related internal controls.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Vincent T. Donnelly	54	President and Chief Executive Officer and a Director
William E. Hitselberger	49	Executive Vice President and Chief Financial Officer
Robert L. Pratter	62	Senior Vice President, General Counsel and Secretary

Vincent T. Donnelly was elected as President and Chief Executive Officer in February 2004 and served as head of the interim-Office of the President from November 2003 to February 2004. He has also served as President and Chief Operating Officer of The PMA Insurance Group since February 1997 and as Executive Vice President of PMA Capital Insurance Company since November 2000. Mr. Donnelly served as Senior Vice President Finance and Chief Actuary of The PMA Insurance Group from 1995 to 1997.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on The Nasdaq Stock Market®. It trades under the stock symbol: PMACA.

The following is information regarding trading prices for our Class A Common Stock:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Class A Common Stock prices:
High	$10.43	$10.49	$10.75	$10.15
Low	8.68	9.24	8.60	8.60
Close	10.18	10.30	8.82	9.22

2005
Class A Common Stock prices:
High	$10.65	$9.00	$9.50	$9.73
Low	7.05	5.91	7.83	7.99
Close	8.00	8.83	8.78	9.13

There were 146 holders of record of our Class A Common Stock at February 28, 2007. On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common Stock. Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania. Furthermore, in its Order approving the transfer of the Pooled Companies from PMA Capital Insurance Company (“PMACIC”) to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or any other types of distributions in 2004 and 2005. In 2006, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $73.5 million from PMACIC. We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Pennsylvania Insurance Department and is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. For additional information on these restrictions, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Comparison of Total Return on our Class A Common Stock with Certain Indices

The following graph provides an indicator of cumulative total shareholder return on our Class A Common Stock for the last five fiscal years compared with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”), the Standard & Poor’s Supercomposite Property/Casualty Insurance Index (the “S&P Super P/C”) and the Standard & Poor’s 600 Insurance Property/Casualty Index (the “S&P 600 P/C”) for the same periods. The graph assumes that with respect to our Class A Common Stock, the S&P 500, the S&P Super P/C and the S&P 600 P/C, $100 was invested on December 31, 2001, and all dividends were reinvested.

Item 6. Selected Financial Data

(dollar amounts in thousands, except per share data)	2006	2005	2004	2003 (1)	2002 (1)

Net Premiums Written	$375,144	$385,225	$301,610	$1,192,254	$1,104,997

Consolidated Results of Operations:
Net premiums earned	$370,181	$368,030	$518,585	$1,198,165	$991,011
Net investment income	43,538	48,663	56,945	68,923	84,881
Net realized investment gains (losses)	(985)	2,117	6,493	13,780	(16,085)
Other revenues	28,121	24,286	30,701	24,282	18,374
Total consolidated revenues	$440,855	$443,096	$612,724	$1,305,150	$1,078,181
Components of net income (loss)(2):
Pre-tax operating income (loss):
The PMA Insurance Group	$28,884	$22,020	$13,166	$21,541	$25,346
Run-off Operations(3)	1,248	(26,933)	5,509	(80,376)	(74,204)
Corporate and Other	(22,565)	(24,219)	(21,223)	(22,691)	(14,214)
Pre-tax operating income (loss)	7,567	(29,132)	(2,548)	(81,526)	(63,072)
Income tax expense (benefit)	2,876	(6,736)	(157)	21,000	(25,503)
Operating income (loss)	4,691	(22,396)	(2,391)	(102,526)	(37,569)
Realized gains (losses) after tax	(640)	1,376	4,221	8,957	(10,455)
Net income (loss)	$4,051	$(21,020)	$1,830	$(93,569)	$(48,024)

GAAP Insurance Ratios:
The PMA Insurance Group:
Loss and LAE ratio	71.3%	72.6%	74.9%	77.6%	75.0%
Expense ratio(4)	29.8%	30.3%	29.4%	25.1%	26.4%
Policyholders' dividend ratio	1.0%	1.4%	1.1%	0.1%	1.8%
Combined ratio(5)	102.1%	104.3%	105.4%	102.8%	103.2%
Operating ratio(6)	92.5%	95.4%	98.4%	97.0%	94.5%

Per Share Data:
Weighted average shares:
Basic	32,238,278	31,682,648	31,344,858	31,330,183	31,284,848
Diluted	32,731,360	31,682,648	31,729,061	31,330,183	31,284,848
Net income (loss) per share
Basic	$0.13	$(0.66)	$0.06	$(2.99)	$(1.53)
Diluted	$0.12	$(0.66)	$0.06	$(2.99)	$(1.53)
Dividends declared per Class A Common share	$-	$-	$-	$0.315	$0.42
Shareholders' equity per share	$12.83	$12.70	$14.06	$14.80	$18.56

Consolidated Financial Position:
Total investments	$958,399	$1,107,251	$1,427,832	$2,012,187	$1,828,610
Total assets	2,666,407	2,888,045	3,250,302	4,187,958	4,105,794
Reserves for unpaid losses and LAE	1,634,865	1,820,043	2,111,598	2,541,318	2,449,890
Debt	131,211	196,181	210,784	187,566	151,250
Shareholders' equity	419,093	406,223	445,451	463,667	581,390

(1)
Results for 2003 were impacted by $49 million from the recording of a valuation allowance on the Company’s deferred tax asset. Results for 2002 were impacted by $43 million pre-tax ($28 million after-tax) for costs associated with the exit from and run off of Caliber One, our former excess and surplus lines business.

(2)
Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Accordingly, we report operating income (loss) by segment in Note 15 of our Consolidated Financial Statements. Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

(3)
On November 6, 2003, we announced our decision to cease writing reinsurance business and to run off our existing reinsurance business, previously known as PMA Re. The results of PMA Re and Caliber One, our former excess and surplus lines business that was placed into run-off in 2002, are now reported as Run-off Operations.

(4)
The expense ratio equals the sum of acquisition and insurance-related operating expenses divided by net premiums earned. Acquisition and insurance-related operating expenses for The PMA Insurance Group were $110.1 million, $108.7 million, $129.7 million, $142.7 million and $108.6 million for 2006, 2005, 2004, 2003 and 2002, respectively.

(5)
The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition and insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned.

(6)	The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company,” which also may be referred to as “we” or “us”) as of December 31, 2006, compared with December 31, 2005, and the results of operations of PMA Capital for 2006 and 2005, compared with the immediately preceding year. The balance sheet information is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K (“Consolidated Financial Statements”). You should also read our discussion of Critical Accounting Estimates beginning on page 51 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and statements containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See “Cautionary Statements” on page 57 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1A - Risk Factors” for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment. The PMA Insurance Group segment also generates service revenues through our Third-Party Administrator (“TPA”) operations, which operates as PMA Management Corp. We have been growing such service revenues at a faster rate than our insurance revenues during the past two years, and such revenues amounted to $27.8 million in 2006, as compared to $23.8 million in 2005 and $23.1 million in 2004.

We also have a Run-off Operations segment. This segment includes the results of operations for our reinsurance and excess and surplus lines businesses. These businesses were placed into run-off in 2003 and 2002, respectively.

In November 2003, the A.M. Best Company, Inc. (“A.M. Best”) reduced its financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies to B++ (Very Good). As a result of the reduction in the financial strength rating of PMACIC, we decided to cease writing reinsurance business and to run off our existing reinsurance business. We also decided in November 2003 to suspend the payment of dividends on our Class A Common Stock. PMACIC’s A.M. Best financial strength rating was further reduced to B+ (Very Good) in August 2004. This rating was affirmed in April 2006.

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. On November 15, 2004, A.M. Best restored the financial strength rating of The PMA Insurance Group, our primary insurance business, to A- (Excellent). This rating was affirmed in April 2006.

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to increase written premiums. Direct premiums written at The PMA Insurance Group improved by 8% in 2006 and 3% in 2005, compared to the immediately preceding years. Our workers’ compensation renewal retention rate improved to 85% in 2006, compared to 76% in 2005 and 62% in 2004. We wrote $105.2 million of new business in 2006 and $108.5 million in 2005, up from $46.4 million in 2004.

PMACIC, our reinsurance subsidiary which is in run-off, owned the primary insurance subsidiaries that comprise The PMA Insurance Group, or the Pooled Companies, until June 2004. In its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital in 2004 and 2005. In 2006, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $73.5 million from PMACIC. We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Pennsylvania Insurance Department and is permitted to request an “extraordinary” dividend, as defined under Pennsylvania law. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment.

As a result of the extraordinary dividend received from PMACIC, we were able to significantly reduce our outstanding debt during 2006. As of December 31, 2006, our total outstanding debt was $131.2 million, compared to $196.2 million at December 31, 2005. The decrease was primarily due to the mandatory redemption and open market purchases of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) that are described below. As a result of this activity, our debt-to-capital ratio decreased to 24% as of December 31, 2006, compared to 33% as of the prior year end.

On June 15, 2006, we completed the redemption of $35 million principal amount of our 6.50% Convertible Debt. This redemption reduced the principal amount of our consolidated debt outstanding by $25.4 million as it included $9.6 million of our 6.50% Convertible Debt held by our consolidated operating companies. The mandatory redemption was triggered by the extraordinary dividend we received from PMACIC. Under the terms of the indenture, we were required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock, valued at $8 per share. In conjunction with the redemption, we paid $36.0 million, including $10.6 million to our consolidated operating companies, and issued 307,990 shares of our Class A Common Stock, with a fair value of $3.1 million.

During 2006, we made open market purchases of $28.7 million principal amount of our 6.50% Convertible Debt and $2.6 million principal amount of our 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”). All of the open market purchases were made by PMA Capital Corporation, except for $3.3 million which were made by one of our consolidated operating companies. We paid $32.3 million and $2.6 million, respectively, for these bond purchases, exclusive of accrued interest.

In September 2006, we entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using our approved forms and rates. We cede 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A.M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A.M. Best financial strength rating. We have further mitigated our credit risk with Midwest by requiring them to secure amounts owed to us by holding cash in trust. We administer this business by utilizing our existing infrastructure and earn a fee based upon the actual amount of premiums earned. Total direct premiums written under this agreement were $14.8 million in 2006.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums. We also earn revenues by providing claims adjusting, managed care and risk control services to customers. As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income. The types of payments that we make are:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers and the internal expenses to operate the business segment; and

•	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

These items are further described elsewhere in the MD&A and in “Item 1-Business.”

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements. We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us. We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability. If actual losses and LAE are higher than our loss reserve estimates, if actual claims reported to us exceed our estimate of the number of claims to be reported to us, or if we increase our estimate of the severity of claims previously reported to us, then we have to increase reserve estimates with respect to prior periods. Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes. We incur a charge to earnings in the period the reserves are increased.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $4.1 million in 2006, compared to a net loss of $21.0 million in 2005 and net income of $1.8 million in 2004. Operating income, which we define as net income excluding realized gains (losses), increased to $4.7 million for 2006, compared to operating losses of $22.4 million in 2005 and $2.4 million in 2004. The results for 2005 included the after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at our Run-off Operations.

Included in 2006 results were after-tax net realized investment losses of $640,000, compared to after-tax net realized investment gains of $1.4 million in 2005. The after-tax net realized losses for 2006 were offset by $303,000 due to decreases in the fair value of the derivative component of our 6.50% Convertible Debt. The 2005 after-tax net realized investment gains primarily reflect sales reducing our per issuer exposure and general duration management trades. The after-tax net realized gains for 2005 were reduced by $2.4 million due to increases in the fair value of the derivative component of our 6.50% Convertible Debt.

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

Consolidated revenues were $440.9 million, $443.1 million and $612.7 million in 2006, 2005 and 2004. Revenues remained relatively flat in 2006, compared to 2005, as premium and service revenue growth at The PMA Insurance Group was offset by a decrease in realized investment gains and decreases in investment income and premium adjustments at the Run-off Operations. The decrease from 2004 to 2005 was primarily due to lower earned premiums at The PMA Insurance Group.

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

(dollar amounts in thousands)	2006	2005	2004

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$28,884	$22,020	$13,166
Run-off Operations	1,248	(26,933)	5,509
Corporate and Other	(22,565)	(24,219)	(21,223)
Pre-tax operating income (loss)	7,567	(29,132)	(2,548)
Income tax expense (benefit)	2,876	(6,736)	(157)
Operating income (loss)	4,691	(22,396)	(2,391)
Realized gains (losses) after tax	(640)	1,376	4,221
Net income (loss)	$4,051	$(21,020)	$1,830

We provide combined ratios and operating ratios for The PMA Insurance Group below. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition and insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

(dollar amounts in thousands)	2006	2005	2004

Net premiums written	$373,697	$375,793	$377,795

Net premiums earned	368,099	358,642	442,343
Net investment income	35,500	31,745	30,984
Other revenues	27,877	23,880	23,768
Total revenues	431,476	414,267	497,095

Losses and LAE	262,297	260,276	331,181
Acquisition and operating expenses	135,785	126,571	147,749
Dividends to policyholders	3,532	5,174	4,999
Total losses and expenses	401,614	392,021	483,929

Operating income before income
taxes and interest expense	29,862	22,246	13,166

Interest expense	978	226	-

Pre-tax operating income	$28,884	$22,020	$13,166

Combined ratio	102.1%	104.3%	105.4%
Less: net investment income ratio	9.6%	8.9%	7.0%
Operating ratio	92.5%	95.4%	98.4%

Pre-tax operating income for The PMA Insurance Group was $28.9 million in 2006, compared to $22.0 million in 2005 and $13.2 million in 2004. The increased pre-tax operating income in 2006, compared to 2005, is due to both improved underwriting results and increased investment income. The increased pre-tax operating income in 2005, compared to 2004, primarily reflects improved underwriting results.

Premiums

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2006	2005	2004

Workers' compensation and integrated disability:
Direct premiums written	$382,945	$347,681	$341,242
Premiums assumed	24,342	22,272	34,401
Premiums ceded	(62,908)	(35,245)	(34,328)
Net premiums written	$344,379	$334,708	$341,315
Commercial lines:
Direct premiums written	$48,682	$50,195	$45,801
Premiums assumed	483	1,457	1,610
Premiums ceded	(19,847)	(10,567)	(10,931)
Net premiums written	$29,318	$41,085	$36,480
Total:
Direct premiums written	$431,627	$397,876	$387,043
Premiums assumed	24,825	23,729	36,011
Premiums ceded	(82,755)	(45,812)	(45,259)
Net premiums written	$373,697	$375,793	$377,795

Direct workers’ compensation and integrated disability premiums written were $382.9 million in 2006, compared to $347.7 million in 2005 and $341.2 million in 2004. New workers’ compensation and integrated disability business was $98.3 million in 2006, compared to $92.7 million for 2005 and $42.1 million for 2004. In early 2006, we made the decision to non-renew existing in-force and discontinue writing new integrated disability business. Our renewal retention rate on existing workers’ compensation accounts was 85% for 2006, compared to 76% for 2005 and 62% for 2004. Pricing on our rate-sensitive workers’ compensation business decreased by approximately 2% in 2006, and increased by approximately 4% in 2005 and 6% in 2004.

For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments. Workers’ compensation manual rates for business in our principal marketing territories decreased by approximately 3% in 2006, compared to increases of 2% in 2005 and 4% in 2004. These changes in manual rates generally reflect the effects of average medical and indemnity cost fluctuations in recent years. Manual rate changes directly affect the prices that we can charge for our rate sensitive workers’ compensation products, which comprised 60% of workers’ compensation premiums written in 2006.

In September 2006, we entered into an agreement with MGIA under which it underwrites and services workers’ compensation policies in California using our approved forms and rates. We cede 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest, an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A.M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A.M. Best financial strength rating. We have further mitigated our credit risk with Midwest by requiring them to secure amounts owed to us by holding cash in trust. We administer this business by utilizing our existing infrastructure and earn a fee based upon the actual amount of premiums earned. Total direct premiums written under this agreement were $14.8 million in 2006.

In February 2006, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 8.6%, which was approved by the PA Department of Insurance and became effective on April 1, 2006. While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account. The filed loss costs have not resulted in a reduction in premiums in Pennsylvania at a level of the loss costs, and we have continued to determine our business pricing through the schedule charges/credits that we file and use to limit the effect of filed loss cost changes. Also, the loss cost change has not significantly affected the results or the profitability of our loss sensitive book of business, which represents approximately 27% of our Pennsylvania workers compensation book of business.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), decreased by $1.5 million in 2006, compared to 2005. Our renewal retention rate on existing accounts in 2006 was 84% and new business premium was $6.9 million. Direct writings of commercial lines premiums increased by $4.4 million in 2005, compared to 2004. Our renewal retention rate on existing accounts in 2005 was 80% and new business premium was $15.8 million, compared to 40% and $4.3 million, respectively, in 2004. Overall pricing on other commercial lines increased modestly in 2006, compared to prior year. In 2005 and 2004, we obtained overall price increases on other commercial lines averaging approximately 4% and 19%, respectively.

Premiums assumed increased $1.1 million in 2006 and decreased $12.3 million in 2005, due primarily to fluctuations in our direct premiums written, compared to the immediately preceding years. Assumed premiums primarily relate to involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded increased by $36.9 million in 2006 and by $553,000 in 2005, compared to the immediately preceding years. Premiums ceded for workers’ compensation and integrated disability increased by $27.7 million in 2006, compared to 2005, primarily due to the increase in our captive accounts business and the MGIA agreement and, to a lesser extent, the increase in direct premiums earned and the additional terrorism coverage purchased in 2006. Premiums ceded for workers’ compensation and integrated disability increased by $917,000 in 2005, compared to 2004, primarily because we lowered our aggregate deductible for losses in excess of $250,000 on our workers’ compensation reinsurance program to $12.6 million from $18.8 million. Premiums ceded for commercial lines increased by $9.3 million in 2006, compared to 2005, resulting primarily from the increase in our captive accounts business and changes in our reinsurance program. During 2006, we lowered our retentions on casualty-related business and converted our property reinsurance protection from an excess of loss to a pro rata basis. Premiums ceded for commercial lines decreased by $364,000 in 2005, compared to 2004, primarily reflecting the decrease in direct premiums earned for commercial lines.

Net premiums written decreased by 1% and net premiums earned increased by 3% in 2006, compared to 2005, and decreased by 1% and 19%, respectively, in 2005, compared to 2004. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. Accordingly, the increase in net premiums earned in 2006, compared to 2005, reflected the effects of higher net premiums written in the last half of 2005, compared to the same period in 2006. The decrease in net premiums earned in 2005, compared to 2004, was due to the decrease in net premiums written in 2004. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	2006	2005	2004

Loss and LAE ratio	71.3%	72.6%	74.9%
Expense ratio:
Acquisition expense	20.0%	19.9%	19.5%
Operating expense (1)	9.8%	10.4%	9.9%
Total expense ratio	29.8%	30.3%	29.4%
Policyholders' dividend ratio	1.0%	1.4%	1.1%
Combined ratio	102.1%	104.3%	105.4%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $36.4 million, $37.4 million and $43.7 million for 2006, 2005 and 2004, respectively. Total operating expenses also include amounts incurred related to our fee-based revenues.

The loss and LAE ratio improved 1.3 points in 2006, compared to 2005. The improved loss and LAE ratio primarily reflected a lower current accident year loss and LAE ratio in 2006, compared to 2005. Price changes and payroll inflation for workers’ compensation have kept pace with overall loss trends. Our loss and LAE ratio benefited from changes in workers’ compensation products selected by our insureds, modest changes in our geographic mix and a reduction in our estimate of medical cost inflation. We estimated our medical cost inflation to be 8.5% during 2006, compared to our estimate of 9% in 2005. We expect that medical cost inflation will remain a significant component of our overall loss experience.

The loss and LAE ratio improved 2.3 points in 2005, compared to 2004. The improved loss and LAE ratio primarily reflected a lower current accident year loss and LAE ratio in 2005, compared to 2004. Medical cost inflation was 9% in 2005 and 11% in 2004.

The total expense ratio decreased 0.5 points in 2006, compared to 2005, as the increase in net premiums earned outpaced the increase in expenses. Overall operating expenses increased in 2006, compared to 2005, largely due to the additional amounts incurred related to the increase in our TPA revenues. We earn an administration fee under our agreement with Midwest based on the amount of premiums earned. Our 2006 acquisition expenses were reduced by $188,000 due to fees earned under this agreement. The 2005 total expense ratio increased 0.9 points, compared to 2004, primarily due to lower earned premiums. Overall operating expenses decreased in 2005, compared to 2004, primarily due to a reduction in head count.

Net Investment Income

Net investment income increased by $3.8 million and $761,000 in 2006 and 2005, respectively, compared to the immediately preceding years. The higher net investment income in 2006, compared to 2005, primarily reflected an increase in invested asset yields of approximately 40 basis points on an average invested asset base that increased modestly in 2006. The higher net investment income in 2005, compared to 2004, primarily reflected an increase in invested asset yields of approximately 10 basis points, offset by an average invested asset base that decreased approximately 2% in 2005.

Other Revenues

Other revenues increased by $4.0 million in 2006, compared to 2005. The increase primarily reflected higher service revenues for claims, risk management and related services provided to self-insured and large deductible clients.

Run-off Operations

In November 2003, we withdrew from the reinsurance business previously served by our PMA Re operating segment and since that time, we have not written reinsurance business. As a result of this decision, the results of PMA Re are reported as Run-off Operations. Run-off Operations also includes the results of our former excess and surplus lines business, which we withdrew from in May 2002.

Summarized financial results of the Run-off Operations were as follows:

(dollar amounts in thousands)	2006	2005	2004

Net premiums written	$2,143	$10,250	$(75,360)

Net premiums earned	2,778	10,206	77,067
Net investment income	8,696	16,338	24,655
Total revenues	11,474	26,544	101,722

Losses and LAE	(3,076)	34,798	49,375
Acquisition and operating expenses	13,302	18,679	46,838
Total losses and expenses	10,226	53,477	96,213

Pre-tax operating income (loss)	$1,248	$(26,933)	$5,509

The Run-off Operations recorded pre-tax operating income of $1.2 million in 2006, a pre-tax operating loss of $26.9 million in 2005, and pre-tax operating income of $5.5 million for 2004. Net premiums earned, net investment income, losses and LAE, and acquisition and operating expenses decreased significantly in 2006, 2005 and 2004 due to our exit from the reinsurance business. Results of the Run-off Operations for past periods are not indicative of future results as we expect net premiums earned, net investment income, and acquisition and operating expenses to continue to decrease as we run-off this business.

Premiums

Premiums written and earned in 2006 and 2005 were primarily attributable to retrospective adjustments of policies written prior to our exit from the reinsurance business. In 2004, there were significant cancellations of policies in force resulting in both negative written and earned premiums. Net premiums written and earned for 2004 also reflected a charge of $6.0 million for a reinsurance agreement covering potential adverse loss development.

Generally, trends in net premiums earned follow patterns similar to net premiums written. In periods of decreasing premium writings, the decrease in net premiums written will typically be greater than the decrease in net premiums earned, as was the case in 2004. Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies. However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made, as was the case in 2006 and 2005.

Losses and Expenses

Losses and LAE incurred decreased significantly for 2006, 2005 and 2004, which was primarily due to the effects of lower net premiums earned. The losses and LAE incurred benefit reported in 2006 was mainly attributable to favorable loss development and the amortization of the deferred gain on retroactive reinsurance. During 2006, the Run-off Operations recorded $1.3 million in favorable development, net of discount accretion, largely due to commutations of reinsurance treaties with some of our ceding companies. Amortization of the deferred gain on retroactive reinsurance reduced losses and LAE incurred by $1.7 million in 2006 and $2.8 million in 2005. Losses and LAE incurred in 2005 also included a first quarter charge of $30 million for adverse prior year loss development. In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001.

Acquisition and operating expenses for 2006 and 2005 were significantly lower compared to the immediately preceding year due to our exit from the reinsurance business. In accordance with our exit plan, 103 employees have been terminated and 33 positions, primarily claims and financial personnel, remain at December 31, 2006. We have established an employee retention arrangement for the remaining employees. Under this arrangement, we have recorded expenses of $1.0 million, $1.4 million and $1.7 million, which included retention bonuses and severance, in 2006, 2005 and 2004, respectively. We expect to incur an additional $800,000 of these expenses in 2007.

Also, operating expenses for 2004 were reduced by $2.5 million from a gain on the sale of our interest in Cathedral Capital PLC, a Lloyd’s of London managing general agency.

Net Investment Income

Net investment income was $8.7 million, $16.3 million and $24.7 million in 2006, 2005 and 2004, respectively. The decrease in net investment income in 2006, compared to 2005, was due to a reduction in the average invested asset base of approximately $260 million, or 47%. This reduction was largely impacted by continued loss payments as well as the $73.5 million extraordinary dividend paid by PMACIC to PMA Capital Corporation in May 2006. Partially offsetting the reduced asset base were higher yields of approximately 30 basis points and lower net interest credited on funds held arrangements of $1.5 million. The lower net investment income in 2005, compared to 2004, reflected an average invested asset base that decreased by approximately 41%, offset by higher yields of approximately 30 basis points and lower net interest credited of $4.0 million on funds held. In a funds held arrangement, the ceding company normally retains premiums in an experience account. Losses are offset against these amounts and interest is normally credited to the experience account based upon the account balance and a predetermined credited interest rate.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other had pre-tax operating losses of $22.6 million, $24.2 million and $21.2 million in 2006, 2005 and 2004, respectively. The improvement in 2006, compared to 2005, was primarily due to lower interest expense, which was partially offset by higher stock-based compensation expense. The lower interest expense resulted from reduced principal balances on outstanding debt in 2006, compared to 2005. The reason for the increased loss in 2005, compared to 2004, was primarily due to a higher interest expense. This increase was due to a higher average amount of debt outstanding and a higher average interest rate on our convertible debt.

For segment reporting purposes, we allocate interest income for the portion of our debt held by our operating companies back to their respective segments and reduce investment income in the Corporate and Other segment. Although the Corporate and Other segment did not benefit from the reduced level of consolidated interest expense on the $19.4 million principal amount of our 6.50% Convertible Debt held by our operating segments at December 31, 2006, it did benefit from the reduced level of 6.50% Convertible Debt due to the $35 million mandatory redemption which occurred in June 2006, as well as the $25.4 million of open market purchases made by PMA Capital Corporation in 2006.

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

LOSS RESERVES AND REINSURANCE

Loss Reserves

The following table represents the reserve levels as of December 31, 2006 for each of the Company’s business segments and significant lines of business within those segments:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group:
Workers' compensation and integrated disability	$484,827	$474,433	$959,260
Commercial multi-peril/ General liability	38,898	65,022	103,920
Commercial automobile	17,782	21,999	39,781
	541,507	561,454	1,102,961
Run-off Operations:
Excess of loss reinsurance	$222,561	$86,488	$309,049
Pro rata reinsurance	124,263	45,794	170,057
Other	19,925	32,873	52,798
	366,749	165,155	531,904
Unpaid losses and loss adjustment expenses (1)	$908,256	$726,609	$1,634,865

(1)	Unpaid losses and loss adjustment expenses for certain intercompany arrangements, which are eliminated in consolidation, are excluded from unpaid losses and loss adjustment expenses in this table.

Our consolidated unpaid losses and LAE, net of reinsurance, at December 31, 2006 and 2005 were $650.2 million and $793.1 million respectively, net of discount of $56.0 million and $59.8 million, respectively. Included in the consolidated unpaid losses and LAE are amounts related to our workers’ compensation claims of $410.7 million and $428.9 million, net of discount of $39.9 million and $40.4 million at December 31, 2006 and 2005, respectively. The discount rate used was approximately 5% at December 31, 2006 and 2005.

Unpaid losses and LAE reflect our best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us. Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. Our major long-tail lines include our workers’ compensation and casualty reinsurance business. This business is subject to more unforeseen development than shorter tailed lines of business would be.

Additionally, reinsurers are dependent on their ceding companies for reporting information regarding incurred losses. The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company. Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves. For casualty lines of reinsurance, significant periods of time may elapse between when a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer. As all of our reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to the reinsurer. Because of these time lags, and because of the variability in reserving and reporting by ceding companies, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are subject to more unforeseen development and uncertainty.

We rely on various data in making our estimate of loss reserves for reinsurance. As described above, the reinsurer receives certain information from ceding companies through the reinsurance brokers. We assess the quality and timeliness of claims reporting by our ceding companies. The reinsurer also may supplement the reported information by requesting additional information and conducting reviews of certain of its ceding companies’ reserving and reporting practices. It also reviews its internal operations to assess its capabilities to timely receive and process reported claims information from ceding companies. It assesses its claims data and loss projections in light of historical trends of claims developments, claims payments, and also as compared to industry data as a means of noticing unusual trends in claims development or payment. Based on the data reported by ceding companies, the results of the reviews and assessments noted above, as well as actuarial analysis and judgment, we will develop our estimate of reinsurance reserves.

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will deny payment for such claims. Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At December 31, 2006, the Run-off Operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying consolidated financial statements.

We believe that the potential for adverse reserve development is increased because our former reinsurance business is in run-off and we no longer have ongoing business relationships with most of our ceding companies. As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes. Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop adversely in this segment.

At December 31, 2006, 2005 and 2004, our gross reserves for asbestos-related losses were $23.3 million, $26.9 million and $27.9 million, respectively ($10.6 million, $13.2 million and $14.0 million, net of reinsurance, respectively). At December 31, 2006, 2005 and 2004, our gross reserves for environmental-related losses were $13.4 million, $15.3 million and $16.1 million, respectively ($4.1 million, $5.0 million and $6.4 million, net of reinsurance, respectively).

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. We believe that our reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. Coverage issues in cases in which we are a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to our financial condition, results of operations and liquidity.

We believe that our unpaid losses and LAE are fairly stated at December 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2006, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity. See the discussion under “Run-off Operations - Losses and Expenses” beginning on page 37 for additional information regarding increases in loss reserves for prior years.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 51 for additional information. In addition, see “Cautionary Statements” on page 57 and “Item 1A - Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2006, 2005 and 2004, we ceded premiums totaling $58.7 million, $48.9 million and $78.9 million, and we ceded losses and LAE of $45.2 million, $70.6 million and $99.8 million to reinsurers and retrocessionaires.

At December 31, 2006 and 2005, we had amounts receivable from our reinsurers and retrocessionaires totaling $1,040.0 million and $1,094.7 million, respectively. As of December 31, 2006 and 2005, $42.8 million, or 4% for 2006, and $54.8 million, or 5% for 2005, of these amounts were due to us on losses we have already paid. The remainder of the reinsurance receivables related to unpaid claims.

At December 31, 2006, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and affiliates (1)	$194,614	$189,711
Swiss Reinsurance America Corporation and affiliates (2)	163,101	15,507
PXRE Reinsurance Company	105,035	60,804
Imagine International Reinsurance Ltd	83,091	83,057
St. Paul Travelers and affiliates (3)	64,016	48,402
Houston Casualty Company	58,674	-
Hannover Rueckversicherungs AG	46,117	-
Munich Reinsurance America, Inc. and affiliates (4)	29,404	-
QBE Reinsurance Corporation	27,613	-
Essex Insurance Company	24,227	-
Partner Reinsurance Company of the U.S.	24,194	-

(1)	Includes Trabaja Reinsurance Company ($185.0 million) and London Life & General Reinsurance Company ($9.6 million).
(2)	Includes Swiss Reinsurance America Corporation ($140.9 million), GE Reinsurance Corporation ($16.8 million), and other affiliated entities ($5.4 million).
(3)	Includes St. Paul Fire and Marine Insurance Company ($53.5 million), Mountain Ridge Insurance Company ($9.7 million) and other affiliated entities ($800,000).
(4)	Includes Munich Reinsurance America, Inc ($29.3 million) and American Alternative Insurance Company ($100,000).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet our standards are excluded from our reinsurance programs. In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2006 and 2005, our reinsurance receivables were supported by $425.6 million and $444.2 million of collateral, respectively. Of the uncollateralized reinsurance receivables at December 31, 2006, approximately 89% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” - 3%; “A+” - 44%; “A” - 37% and “A-” - 5%. We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible. The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

In February 2006, A.M. Best downgraded the rating of PXRE Reinsurance Company (“PXRE”) to “B+” from “A-,” and in April 2006, PXRE’s rating was further downgraded to “B” and subsequently withdrawn shortly thereafter. Our collateral from PXRE is in the form of an investment portfolio that is held in trust for our benefit, and we believe that the investment securities, together with the interest earned thereon, will be sufficient to pay all billings that we submit.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on our financial condition and results of operations.

At December 31, 2006, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits (1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$104.8 million	(3)
Other casualty lines	$500,000		$49.5 million
Per Risk: (4)
Property lines	$750,000		$29.3 million
Auto physical damage	$750,000		$2.3 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)
The PMA Insurance Group retains an aggregate $14.1 million deductible on the first layer of its workers’ compensation reinsurance, which is $750,000 excess of $250,000. Effective January 1, 2007, the aggregate deductible decreased to $13.8 million.

(3)	Our maximum limit for any one claimant is $5.8 million.
(4)
The PMA Insurance Group retains 25% of the first $3 million in property losses (including auto physical damage) on a quota share basis. Excess of loss reinsurance extends our per risk limits as shown above.

The PMA Insurance Group, exclusive of the business written by MGIA, does not write a significant amount of natural catastrophe exposed business. We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions. Our geographic exposure to loss is principally confined to the Northeast, the Mid-Atlantic States and the Southeast corresponding to the locations of our branch operations. The PMA Insurance Group, exclusive of the business written by MGIA, maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence.

MGIA underwrites and services workers’ compensation policies in California, which is exposed to the earthquake peril.  This business is 100% ceded to non-affiliated reinsurers.  Included as part of the reinsurance program is property catastrophe protection of up to a limit of $50.0 million.

Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity. In 2006, 2005 and 2004, our loss and LAE ratios were not significantly impacted by catastrophes.

Certain portions of The PMA Insurance Group’s workers’ compensation reinsurance include coverage for terrorist acts. In 2006, our per occurrence reinsurance coverage for $5 million excess of $1 million included coverage for certified terrorist acts, except for certified nuclear, biological, chemical and radiological (“NBCR”) events, for one limit. Our 2006 coverage for terrorist acts on additional layers included, for one limit, one half of losses between $6 million and $10 million, all losses between $10 million and $50 million, and one half of losses above $50 million to $70 million, subject to our TRIEA retention, except for NBCR events. For NBCR events, our 2006 coverage included, for one limit, one half of losses for $24 million excess of our $2 million retention. Effective January 1, 2007, our reinsurance coverage for terrorist acts, except for NBCR events, was modified to cover $104 million excess of $1 million for one limit, subject to our TRIEA retention.

Except as noted in the preceding paragraph, our treaties with respect to the reinsurance and retrocessional protection shown in the table above do not cover us for losses sustained from terrorist activities. Therefore, if future terrorist attacks occur, they may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

In 2004, we purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, we ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, we incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, we ceded $30 million in losses and LAE under this agreement. See Note 4 to our Consolidated Financial Statements for additional information about prior year loss reserve development at the Run-off Operations recorded in 2005. Because the coverage is retroactive, we deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method. Accordingly, we have a deferred gain on retroactive reinsurance of $25.4 million at December 31, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain reduced loss and loss adjustment expenses by $1.7 million in 2006 and $2.8 million in 2005. As of December 31, 2006, we also had $25.8 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts. Our net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $7.5 million at December 31, 2006.

At December 31, 2006, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require us to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

Terrorism

In January 2006, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) became effective. TRIEA expires on December 31, 2007 and extends most of the original provisions of the Terrorism Risk Insurance Act of 2002 (“TRIA”). For terrorist acts to be covered under TRIEA, they must be certified as such by the United States Government and must be committed by individuals acting on behalf of a foreign person or interest. TRIEA contains a “make available” provision, which requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism. The “make available” provision permits exclusions for certain types of losses if a state permits exclusions for such losses. For 2007, TRIEA requires insurers to pay a deductible equal to 20% of commercial lines (as defined by TRIEA) direct earned premiums. The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses. TRIEA contains an annual limit of $100 billion of covered industry-wide losses. TRIEA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance. The PMA Insurance Group would have a deductible of approximately $76 million in 2007 if a covered terrorist act were to occur.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition. When underwriting existing and new commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity. This has led us to decline to write or non-renew certain business. Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted premium charges for workers’ compensation insurance in all states. The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.

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

Operating cash flows were negative in 2006, 2005 and 2004, primarily due to the run-off of our reinsurance business, including the commutation and novation of certain reinsurance and retrocessional contracts of the Run-off Operations and the 2004 purchase of a reinsurance agreement covering potential adverse development at the Run-off Operations. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding commutations and novations by the Run-off Operations and the reinsurance agreement covering potential adverse loss development, respectively. To a lesser extent, the impact of The PMA Insurance Group’s B++ financial strength rating between November 2003 and November 2004 also negatively impacted operating cash flows for 2004.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of our Run-off Operations into the foreseeable future. We believe that the cash used to support the run-off of our business will reduce the liabilities that currently exist in the business, and will allow us to reduce our capital commitment to the Run-off Operations. We expect to be able to use such capital to enhance the financial flexibility of PMA Capital. We monitor the expected payout of the liabilities associated with the Run-off Operations and generally adjust the duration of our invested assets to match the timing of expected payouts.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments. We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and net tax payments received from subsidiaries and capital raising activities. We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders. At December 31, 2006, we had $18.2 million of cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

We have $19.3 million of 6.50% Convertible Debt outstanding as of December 31, 2006. Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

In its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation in 2004 and 2005. Under the terms of the Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners. In 2006, the Pennsylvania Insurance Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC. We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Pennsylvania Insurance Department and is permitted to request an “extraordinary” dividend. Such “extraordinary” dividend must be approved by the Pennsylvania Insurance Department prior to payment. As of December 31, 2006, the statutory surplus of PMACIC was $121.6 million, which included $1.5 million of unassigned surplus, and its risk based capital ratio was 506% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Pennsylvania Insurance Department’s Order, did not pay dividends to PMA Capital in 2006. The Pooled Companies paid dividends of $7.0 million and $12.1 million to PMA Capital in 2005 and 2004, respectively. In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings. The Pooled Companies had statutory surplus of $321.2 million as of December 31, 2006, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $9.4 million, $5.6 million and $4.9 million in 2006, 2005 and 2004, respectively.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2007	2008-2009	2010-2012	Thereafter	Total

Long-term debt (principal and interest):
6.50% Convertible Debt (1)	$1,256	$23,916	$-	$-	$25,172
4.25% Convertible Debt (2)	19	470	-	-	489
Junior subordinated debt (3)	4,080	8,160	12,308	135,432	159,980
Surplus Notes (3)	956	1,912	2,868	32,505	38,241
8.50% Senior Notes	4,667	9,333	14,000	80,566	108,566
Total long-term debt	10,978	43,791	29,176	248,503	332,448
Operating leases (4)	5,770	7,434	4,282	1,043	18,529
Pension and other postretirement benefits (5)	1,281	2,762	4,649	7,079	15,771
Unpaid losses and loss adjustment expenses (6)	393,674	472,486	315,047	639,869	1,821,076
Total	$411,703	$526,473	$353,154	$896,494	$2,187,824

(1)
Assumes holders of this debt require us to repurchase all of this debt on the June 30, 2009 put date at 114% of the principal amount. This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share for $18.4 million principal amount and $15.891 per share for $941,000 principal amount.

(2)
Assumes holders of this debt require us to repurchase all of this debt on the next put date. Holders, at their option, may require us to repurchase all or a portion of their debt on September 30, 2008, 2010, 2012 and 2017. This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(3)
See discussion below for the variable interest rates on the junior subordinated debt and Surplus Notes. The obligations related to the junior subordinated debt and the Surplus Notes have been calculated using the interest rates in effect at December 31, 2006. This calculation includes the impact of interest rate swap agreements.

(4)
The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease rentals of $1.6 million in 2007, 2008, 2009 and 2010, $1.7 million in 2011 and 2012 and $2.8 million thereafter.

(5)	Includes expected benefit payments on the Company’s non-qualified pension and other postretirement benefit plans, which will be paid from the general assets of the Company.
(6)
Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based on historical payment patterns, we have included an estimate, gross of discount of $186.2 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid. We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

As of December 31, 2006, our total outstanding debt was $131.2 million, compared to $196.2 million at December 31, 2005. The decrease was primarily due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt. This redemption and purchase activity has lowered our level of debt, which we believe provides us with a stronger, more flexible capital base.

In June 2006, we completed the redemption of $35 million principal amount, including $9.6 million held by our consolidated operating companies, of our 6.50% Convertible Debt. The mandatory redemption was triggered by the extraordinary dividend we received from PMA Capital Insurance Company. Under the terms of the indenture, we were required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of our Class A Common Stock, valued at $8 per share. In conjunction with the redemption, we paid $36.0 million, including $10.6 million to our consolidated operating companies, and issued 307,990 shares of our Class A Common Stock, with a fair value of $3.1 million, from our treasury.

In 2006, we repurchased $28.7 million principal amount of our 6.50% Convertible Debt. All of the open market purchases were made by PMA Capital Corporation, except for $3.3 million, which was made by one of our consolidated operating companies. We paid $32.3 million for these bond purchases, exclusive of accrued interest.

In 2006, we retired $2.6 million principal amount of our 8.50% Senior Notes through open market purchases. We paid $2.6 million for these bond purchases, exclusive of accrued interest. We have the right to call our 8.50% Senior Notes beginning in June 2008.

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

In December 2005, we entered into interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt and our Floating Rate Surplus Notes due 2035 (“Surplus Notes”). There was no consideration paid or received for these swaps. The swaps will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

In September 2005, we issued, through one of our insurance subsidiaries, $10.0 million principal amount of Surplus Notes. The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear interest at an annual rate equal to the three-month London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2006, the interest rate on the Surplus Notes was 9.87%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. We used the net proceeds of $9.7 million to purchase, in the open market, $9.2 million principal amount of our 6.50% Convertible Debt.

In 2005, we made open market purchases of $25.7 million principal amount of our 6.50% Convertible Debt. The debt purchases were financed through proceeds from the Surplus Notes and the direct purchase of a portion of these bonds at the Run-off Operations. We paid $27.9 million for these bond purchases, exclusive of accrued interest.

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

The 6.50% Convertible Debt is secured equally and ratably with our $54.9 million 8.50% Senior Notes by a first lien on 20% of the capital stock of our principal operating subsidiaries. This lien is released if the 6.50% Convertible Debt is no longer outstanding. However, execution of any lien by the holders of the 6.50% Convertible Debt is subject to approval by the Pennsylvania Insurance Department. The 6.50% Convertible Debt is convertible at the rate of 61.0948 shares per $1,000 principal amount, equivalent to a conversion price of $16.368 per share of Class A Common Stock for $18.4 million principal amount and 62.9287 shares per $1,000 principal amount, equivalent to a conversion price of $15.891 per share for $941,000 principal amount. The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on our ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of our assets.

Our junior subordinated debt matures in 2033 and is redeemable, in whole or in part, in 2008 at its stated liquidation amount plus accrued and unpaid interest. The interest rates on the junior subordinated debt equal the three-month LIBOR plus 4.10%, 4.20% and 4.05%, and interest on this debt is payable on a quarterly basis. At December 31, 2006, the weighted average interest rate on the junior subordinated securities was 9.49%.

We have the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A Common Stock. The obligations of the statutory trusts are guaranteed by PMA Capital with respect to distributions and payments on the trust preferred securities issued by these trusts.

During 2006, 2005 and 2004, we incurred $13.5 million, $16.1 million and $12.4 million of interest expense, and paid interest of $13.7 million, $13.9 million and $11.6 million in each respective year. The reduction in interest expense and interest paid in 2006, compared to 2005, was due to a lower average amount of debt outstanding, which was partially offset by higher interest rates on our debt. The decline in interest paid was not as significant as the decline in interest expense due to timing of interest payments and debt retirements. The increase in interest expense and interest paid in 2005, compared to 2004, was due to a higher average amount of debt outstanding and higher interest rates on our debt.

In 2004, the Run-off Operations paid a $1 million fee to shorten the term of our Philadelphia office lease from fifteen years to seven years and reduce the leased space by approximately 75% effective October 1, 2004. This reduced our contractual obligations under the lease by $661,000 annually from 2005 through 2008, $870,000 in 2009 and $14.6 million thereafter. In addition to the reduced contractual obligations, we estimate that this change will also result in reduced related expenses of approximately $830,000 annually.

We did not make a contribution to our qualified pension plan in 2006 or 2005. Our accumulated benefit obligation was greater than the fair value of plan assets by approximately $11 million and $17 million at December 31, 2006 and December 31, 2005, respectively. The funded status of our qualified pension plan improved in 2006, due primarily to the increase in interest rates and higher than expected return on our plan assets. In 2006 and 2005, we were not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974. In August 2006, the Pension Protection Act of 2006 (“PPA”) became law. Although we are not required to make any minimum funding contributions to our pension plan in 2007, we believe that the PPA will accelerate the timing of our future contributions. Our plan assets are composed of 25% fixed maturities and 75% equities at December 31, 2006. We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.25%, which we believe is a reasonable long-term rate of return, in part because of the historical performance of the broad financial markets. We also maintain non-qualified pension plans with respect to which we pay benefits from the general assets of the Company. We expect benefit payments related to these non-qualified plans to be less than $500,000 in 2007. Pension expense in 2006, 2005 and 2004 was $600,000, $5.4 million and $4.9 million, respectively.

In 2005, we decided to “freeze” our Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. We incurred a one-time non-cash charge of $229,000 in 2005 due to these changes. Effective January 1, 2006, our 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions.

Off-Balance Sheet Arrangements

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development. Trabaja Reinsurance Company is our largest reinsurer. As of December 31, 2006, we are not aware of any significant changes from our original estimate. See Note 5 to the Consolidated Financial Statements for additional information.

INVESTMENTS

Our investment objectives are to (i) seek competitive after-tax income and total returns, (ii) maintain high investment grade asset quality and high marketability, (iii) maintain maturity distribution commensurate with our business objectives, (iv) provide portfolio flexibility for changing business and investment climates and (v) provide liquidity to meet operating objectives. Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, which includes both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts using actuarial models. Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. Liquidity requirements are met primarily through operating cash flows and maintaining a portfolio with maturities that reflect expected cash flow requirements.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets. The market values of these investments are subject to fluctuations in interest rates.

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments. If we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales. As of December 31, 2006, the duration of both our insurance reserves and our investments that support such reserves were 3.3 years.

Our investments at December 31 were as follows:

	2006		2005
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$111.8	12%	$198.4	18%
States, political subdivisions and foreign government securities	5.8	1%	21.1	2%
Corporate debt securities	230.2	24%	334.6	30%
Mortgage-backed and other asset-backed securities	524.2	54%	495.2	45%
Total fixed maturities available for sale	$872.0	91%	$1,049.3	95%
Short-term investments	86.4	9%	58.0	5%
Total	$958.4	100%	$1,107.3	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash. The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. Our largest exposure to a single corporate issuer is $15.9 million, or 1.7% of total invested assets. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise 14% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies. Substantially all of our investments as of December 31, 2006 are dollar denominated.

Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations (“CMOs”) of $311.9 million and $200.7 million carried at fair value as of December 31, 2006 and 2005. CMO holdings are mostly AAA rated and concentrated in tranches with limited prepayment, extension and default risk, such as planned amortization class bonds.

The net unrealized loss on our investments at December 31, 2006 was $9.4 million, or 1.0% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $4.3 million and gross unrealized losses of $13.7 million. For all but two securities, which were carried at a fair value of $17.2 million at December 31, 2006, we determine the market value of fixed income securities using prices obtained in the public markets. For these two securities, whose fair values are not reliably determined from these public market sources, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

At December 31, our fixed maturities had an overall average credit quality of AAA-, broken down as follows:

	2006		2005
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$697.4	80%	$698.9	66%
AA	39.7	4%	17.7	2%
A	103.2	12%	217.0	21%
BBB	31.7	4%	109.5	10%
Below investment grade	-	-	6.2	1%
Total	$872.0	100%	$1,049.3	100%

Ratings as assigned by Standard and Poor’s. Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2006	2005	2004
Average invested assets (1)	$1,031.9	$1,289.5	$1,677.4
Investment income (2)	$48.3	$55.2	$67.8
Net effective yield (3)	4.68%	4.28%	4.04%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)
Gross investment income less investment expenses and before interest credited on funds held treaties. Excludes net realized investment gains and losses and amounts related to securities lending activities.

(3)	Investment income for the period divided by average invested assets for the same period.

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost. Our analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions. For structured securities, we analyze the quality of the underlying collateral of the security. We do not believe that there are credit related risks associated with our U.S. Treasury and agency securities.

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

In 2005, we recorded impairment losses for securities issued by two auto manufacturers and one retail department store, resulting in a pre-tax impairment charge of $1.0 million. Pre-tax impairment charges for the year ended December 31, 2004 were $334,000 and related to one asset-backed security and a security issued by an airline. The write-downs were measured based on public market prices at the time we determined the decline in value was other than temporary.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2006
Less than 6 months	57	$181.9	$182.6	$(0.7)	100%
6 to 9 months	3	0.7	0.7	-	100%
9 to 12 months	13	24.2	24.5	(0.3)	99%
More than 12 months	215	190.2	198.9	(8.7)	96%
Subtotal	288	397.0	406.7	(9.7)	98%
U.S. Treasury and Agency securities	124	180.0	184.0	(4.0)	98%
Total	412	$577.0	$590.7	$(13.7)	98%

December 31, 2005
Less than 6 months	211	$175.3	$178.3	$(3.0)	98%
6 to 9 months	11	8.0	8.2	(0.2)	98%
9 to 12 months	49	38.2	39.0	(0.8)	98%
More than 12 months	139	158.8	167.7	(8.9)	95%
Subtotal	410	380.3	393.2	(12.9)	97%
U.S. Treasury and Agency securities	169	288.4	295.0	(6.6)	98%
Total	579	$668.7	$688.2	$(19.5)	97%

At December 31, 2006, of the 215 securities that have been in an unrealized loss position for more than 12 months, 214 securities have an unrealized loss of less than $1 million each and less than 15% of each security’s amortized cost. These 214 securities have a total fair value of 97% of the amortized cost basis at December 31, 2006, and the average unrealized loss per security is approximately $24,000. There is only one security out of the 215 with an unrealized loss in excess of $1 million at December 31, 2006, and it has a fair value of $16.5 million and a par value and cost of $20.0 million. This security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at December 31, 2006 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2007	$20.3	$20.5	$(0.2)	99%
2008-2011	91.8	92.9	(1.1)	99%
2012-2016	35.4	36.5	(1.1)	97%
2017 and thereafter	1.2	1.3	(0.1)	92%
Non-agency mortgage and other asset-backed securities	248.3	255.5	(7.2)	97%
Subtotal	397.0	406.7	(9.7)	98%
U.S. Treasury and Agency securities	180.0	184.0	(4.0)	98%
Total	$577.0	$590.7	$(13.7)	98%

Net Realized Investment Gains and Losses

We had pre-tax net realized investment losses of $985,000 in 2006, compared to investment gains of $2.1 million in 2005 and $6.5 million in 2004. During 2006, we had gross realized investment gains and losses of $6.0 million and $7.4 million, respectively, on sales from our invested asset portfolio. The gross realized gains and losses resulted primarily from the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, and reducing our overall risk in the portfolio by improving credit quality and shortening duration. Also included in 2006 net realized investment losses were realized gains of $466,000 related to the decrease in the fair value of the derivative component of our 6.50% Convertible Debt and realized losses of $104,000 related to the mandatory redemption and open market purchases of our 6.50% Convertible Debt.

Results for 2005 included gross realized gains and losses of $9.6 million and $4.6 million, respectively, from investment sales. Also included in 2005 net realized investment gains were realized losses of $3.7 million related to the increase in the fair value of the derivative component of our 6.50% Convertible Debt and gains of $650,000 on foreign exchange and $205,000 related to open market purchases of our 6.50% Convertible Debt. Gross realized investment losses in 2005 reflected sales reducing our per issuer exposure and general duration management trades and impairment losses of $1.0 million on fixed income securities.

Results for 2004 included gross realized gains and losses of $20.1 million and $4.9 million, respectively, from investment sales. Also included in 2004 net realized investment gains were realized losses of $3.8 million related to the increase in the fair value of the derivative component of our 6.50% Convertible Debt and $4.9 million of foreign exchange losses. Gross realized investment losses in 2004 reflected sales reducing our per issuer exposure and general duration management trades, impairment losses of $334,000 on fixed income securities and realized losses of $380,000 on sales of securities where we reduced and/or eliminated our positions in certain issuers due to credit concerns.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, we recognized expense over the remaining required service period for stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service had not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service had been rendered by that date. As a result of adopting SFAS 123R, we expensed $602,000 related to stock options for the year ended December 31, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event in fiscal years that begin after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that an employer recognize the overfunded or underfunded status of each defined benefit postretirement plan as an asset or liability in the statement of financial position. Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income. The statement has no impact on the recognition of benefit costs. Our 2006 adoption of this statement resulted in a $13.5 million decrease in Other assets, a $15.2 million decrease in Accounts payable, accrued expenses and other liabilities, and a $1.1 million increase in Shareholders’ equity.

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

Unpaid losses and loss adjustment expenses

At December 31, 2006, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for all events that occurred as of December 31, 2006 is $1,634.9 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes estimated amounts for losses occurring on or prior to December 31, 2006 whether or not these claims have been reported to us.

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

In estimating our reserves for unpaid losses and LAE, our actuaries also consider the fact that each of our business segments has a different potential for reserve development. We believe that the potential for adverse reserve development is increased at our former reinsurance business because of the nature of the reinsurance business itself and because of the fact that it is in run-off. Reinsurers rely on their ceding companies to provide them with information regarding incurred losses. Therefore, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are more subject to unforeseen development and uncertainty. Additionally, the potential for adverse reserve development in our former reinsurance operation has increased because we have ceased ongoing business relationships with most of our ceding companies. As a result, to the extent that there are disputes with its ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.

Our Run-off Operation’s loss reserves are comprised primarily of excess of loss and pro rata reinsurance reserves (90% of the segment loss reserves). The excess of loss and pro rata reinsurance reserves are primarily casualty reserves, as only 8% of such reserves are for property business at December 31, 2006. The Run-off Operation’s pro rata business is mainly quota share reinsurance of ceding companies’ excess or umbrella insurance. Therefore, our actuarial analysis of our excess of loss and pro rata reinsurance business is generally based upon similar assumptions and loss development patterns.

With respect to The PMA Insurance Group, our actuaries separately review the reserves for our workers’ compensation and integrated disability, commercial automobile and commercial multi-peril/general liability lines of business. The PMA Insurance Group’s loss reserves are comprised primarily of reserves for our workers’ compensation and integrated disability business (87% of the segment loss reserves). Commercial multi-peril/general liability reserves comprise 9% of this segment’s carried reserves, with 28% of such commercial multi-peril/general liability reserves being asbestos and environmental reserves (see page 39 of this Report on Form 10-K for more detail regarding asbestos and environmental loss reserves).

Within the workers’ compensation line of business, we review medical and indemnity costs separately. We undertake this review because we believe that the medical cost component of workers’ compensation claims has a different development pattern than the indemnity payments, and also because we believe that certain assumptions within the medical cost component, such as the rate of medical cost inflation, can lead to more volatility as compared to the indemnity component. At December 31, 2006, our medical loss reserves were approximately 46% of the workers’ compensation loss reserves, with the balance being indemnity costs. We also review the workers’ compensation line of business by state for some of our larger states. We undertake this review because workers’ compensation benefits vary by state and this can cause loss development patterns to vary by state.

After our actuaries complete the analyses described above, management reviews the data along with various industry benchmarks, and using its informed judgment, selects its best estimate of the amounts needed to pay all pending and future claims and related expenses, including those not yet reported to us. This best estimate is recorded as a loss and LAE reserve on our balance sheet. Our practice is to establish reserves for unpaid losses and LAE at a level where we believe it is likely that such unpaid losses and LAE could ultimately settle at similar amounts either above or below management’s best estimate. At December 31, 2006, management’s best estimate reflects an estimate of loss and LAE reserves that is approximately the mid-point of our actuaries’ range of loss reserves.

It is important to understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. The assumptions we utilize in developing a range of loss reserves are based on the premise that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for establishing our reserve ranges. As more current and additional experience and data become available regarding the existence and the dollar amounts of claims, claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our actuarially determined range of estimates accordingly. Because of the aforementioned factors, actual results can differ from our current estimates in both The PMA Insurance Group and in our Run-off Operations. While all of these factors affect the reserving process and results, we believe that the major factors that can cause actual results to vary from our estimates for The PMA Insurance Group are a change in frequency of reported claims, a change in the severity of claims reported to us, and in particular for workers’ compensation, a change in the rate of medical cost inflation.

We believe that the major factors that can cause actual results to vary from our estimates on our reinsurance business are changes in the experience and case reserving methodologies of our various ceding companies. This would affect the claims being reported to us, which, in turn, would affect our estimate of the frequency and severity of claims for the Run-off Operations. The long-tail nature of a significant portion of this business (in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss) is also a major factor that could impact reserve development.

Any changes to our range of loss reserve estimates, as discussed above, would also affect our assumptions regarding ceded reserves. To the extent that changes in our range of estimates resulted in a change to our carried reserves and the amount of reinsurance receivable against such carried reserves, the net result of these changes would directly affect our pre-tax income.

For additional factors that could impact our reserve estimates please see the risk factor entitled “Reserves are estimates and do not and cannot represent an exact measure of liability. If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected” on page 19 of this Report on Form 10-K.

We have established a carried loss and LAE reserve for unpaid claims at December 31, 2006 that we believe is a reasonable and adequate provision based on the information then available to us and we believe such amounts are fairly stated at December 31, 2006. However, based upon our actuarial analysis at December 31, 2006, and as discussed in the previous paragraphs, there is a reasonable probability that the range of reserve estimates (which represents various estimations of the amount required to ultimately settle all losses and LAE for unpaid claims) at both The PMA Insurance Group and the Run-off Operations segments of our business could be approximately five percent (5%) greater or less than the loss and LAE reserve recorded for such segments on our consolidated financial statements at December 31, 2006, if significant assumptions, such as frequency, severity and medical cost inflation, which are components of our actuarial analysis develop differently than we currently anticipate. Because our carried reserves reflect management’s best estimate and are not determined by a formula that is automatically the direct product of the actuarial methods used to develop our range or reserves, we are unable to quantify in any meaningful way the effect of a change to any one of these significant assumptions underlying our actuarial process on our carried reserves. It is also possible that the amount required to settle all losses and LAE for unpaid claims or our estimates in future periods could exceed or be less than the reasonable range of possible outcomes that we can currently estimate.

If our future estimate of ultimate unpaid losses is greater than the recorded amounts, we would have to increase our reserves in subsequent periods. Any increase in our net reserves would result in a charge to earnings in the period recorded. For example, in the first quarter of 2005, we increased net reserves for our Run-off Operations by $30 million and took earnings charges as a result. Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

The following table represents the reserve levels as of December 31, 2006 for each of our business segments:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group	$541,507	$561,454	$1,102,961
Run-off Operations	366,749	165,155	531,904
Total (1)	$908,256	$726,609	$1,634,865

(1)	Unpaid losses and loss adjustment expenses for certain intercompany arrangements, which are eliminated in consolidation, are excluded from unpaid losses and loss adjustment expenses in this table.

The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by business segment, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2006	2005	2004

The PMA Insurance Group	$(2.4)	$(2.0)	$(2.1)
Run-off Operations	(5.3)	28.8	(38.3)
Total	$(7.7)	$26.8	$(40.4)

The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2006	2005	2004
Accident Year
1996 and prior	$4.0	$2.6	$3.8
1997	(1.4)	(2.0)	1.0
1998	(1.0)	1.0	(1.3)
1999	(1.3)	9.1	5.7
2000	(0.3)	9.6	(11.6)
2001	3.7	12.7	2.7
2002	(1.1)	0.3	(7.7)
2003	(0.4)	(5.0)	(33.0)
2004	(4.9)	(1.5)	n/a
2005	(5.0)	n/a	n/a
Total net (favorable) unfavorable development	$(7.7)	$26.8	$(40.4)

During 2006, the Run-off Operations recorded $5.3 million in favorable development, largely due to commutations of structured reinsurance treaties with some of our ceding companies. The Run-off Operations does not typically record favorable prior year loss development on commutations unless the treaties are structured reinsurance, where IBNR reserves are directly attributable to a treaty.

During 2005, the Run-off Operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in first quarter. In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 5 to the Consolidated Financial Statements for information regarding applicable reinsurance coverage.

During 2004, the favorable prior year loss development at the Run-off Operations related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by a reduction in net premiums earned or increased acquisition expenses.

The PMA Insurance Group recorded favorable prior year loss development of $2.4 million, $2.0 million and $2.1 million in 2006, 2005 and 2004, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business. Dividends to policyholders offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4 to the Consolidated Financial Statements as well as “Item 1 - Business - Loss Reserves.”

Investments

All investments in our portfolio are carried at fair value. For 98% of our investments, we determine the fair value using prices obtained in the public markets, both primary and secondary. These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security. Therefore, we believe that the reported fair values for our investments at December 31, 2006 reflect the value that we could realize if we sold these investments in the open market at that time.

As part of determining the market value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future. Because we have invested in fixed income obligations with an overall average credit quality of AAA-, and all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments. However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due. If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment. Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2006, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the consolidated financial statements, are necessary at the balance sheet date. However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2006 should have been written-down to their fair value, then we would have recorded an additional other-than-temporary impairment loss of $13.7 million pre-tax.

For additional information about our investments, see Notes 2-B, 3 and 11 to the Consolidated Financial Statements as well as “Investments” beginning on page 46.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries. Our reinsurance receivables total $1,040.0 million at December 31, 2006. We have estimated that $12.9 million of our total reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is determinable from specific contract provisions, the collectibility of such amounts requires significant estimation by management. Many years may pass between the occurrence of a claim, when it is reported to us and when we ultimately settle and pay the claim. As a result, it can be several years before a reinsurer has to actually remit amounts to us. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may still acknowledge their contractual obligation to do so, they may not have the financial resources to fully meet their obligation to us. If this occurs, we may have to write-down a reinsurance receivable to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made. We attempt to limit any such exposure to uncollectible reinsurance receivables by performing credit reviews of our reinsurers. In addition, we require collateral, such as assets held in trust or letters of credit, for certain reinsurance receivables. However, if our future estimate of uncollectible receivables exceeds our current expectations, we may need to increase our allowance for uncollectible reinsurance receivables. The increase in this allowance would result in a charge to earnings in the period recorded. Accordingly, any related charge could have a material adverse effect on our financial condition, results of operations and liquidity.

Based on our evaluation of reinsurance receivables at December 31, 2006, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date. In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date. To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts. At December 31, 2006, approximately $65.7 million of uncollateralized reinsurance receivables, including $38.1 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, or who were under regulatory supervision or in liquidation.

For additional information about reinsurance receivables, see Note 5 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 40.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts. We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset. At December 31, 2006, PMA Capital has a net deferred tax asset of $100.0 million, resulting from $188.7 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $60.5 million and by $28.2 million of deferred tax liabilities. In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2026.

Prior to 2004, we established a valuation allowance in the amount of $49 million. This was based upon our assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized. We periodically reassess the valuation allowance previously established against the net deferred tax assets. Factors considered in our reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon our consideration of these factors in conjunction with the current level of valuation allowance recorded, we increased the valuation allowance with respect to our net deferred tax asset by $8 million and $3.5 million in 2004 and 2005, respectively. The increases were primarily due to the future earnings projections for our Run-off Operations which were revised downward from previous projections.

The valuation allowance of $60.5 million reserves against $52 million of gross deferred tax assets related to the NOL carryforward and the $8.5 million projected deferred tax asset related to the AMT credit carryforward because we believe it is more likely than not that this portion of the benefit will not be realized. We will continue to periodically assess the realizability of our net deferred tax asset. If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations and financial condition. For additional information, see Note 12 to our Consolidated Financial Statements.

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, are earned principally on a pro rata basis over the terms of the policies. Under The PMA Insurance Group’s loss-sensitive rating plans, we adjust the amount of the insured’s premiums after the policy period expires based, to a large extent, upon the insured’s actual loss experience during the policy period. Retrospectively rated premium adjustments and audit premium adjustments are recorded as earned in the period in which the adjustment is made.

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

•	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices or service revenues of our TPA operations;
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Caution should be used when evaluating our overall market risk based on the information below. Actual results could differ materially due to the fact that this information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 82% of our total liabilities and reinsurance receivables represent 39% of our total assets).

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

All of our financial instruments are held for purposes other than trading. Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations. In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 14% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies. See Notes 2-B, 2-G, 3, 6 and 11 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2006, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had decreased by 100 basis points, there would have been an increase of approximately $6 million in the fair value of our debt. The change in fair value was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $36 million in the fair value of our investment portfolio. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8. Financial Statements and Supplementary Data

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $881,348; 2005 - $1,053,627)	$871,951	$1,049,254
Short-term investments	86,448	57,997
Total investments	958,399	1,107,251

Cash	14,105	30,239
Accrued investment income	9,351	11,528
Premiums receivable (net of valuation allowance: 2006 - $9,563; 2005 - $8,342)	207,771	197,582
Reinsurance receivables (net of valuation allowance: 2006 - $12,891; 2005 - $12,552)	1,039,979	1,094,674
Deferred income taxes, net	100,019	103,656
Deferred acquisition costs	36,239	34,236
Funds held by reinsureds	130,214	146,374
Other assets	170,330	162,505
Total assets	$2,666,407	$2,888,045

Liabilities:
Unpaid losses and loss adjustment expenses	$1,634,865	$1,820,043
Unearned premiums	202,973	173,432
Long-term debt	131,211	196,181
Accounts payable, accrued expenses and other liabilities	210,740	209,656
Funds held under reinsurance treaties	63,075	78,058
Dividends to policyholders	4,450	4,452
Total liabilities	2,247,314	2,481,822

Commitments and contingencies (Note 7)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2006 - 34,217,945 shares issued and 32,659,194 outstanding;
2005 - 34,217,945 shares issued and 31,983,283 outstanding)	171,090	171,090
Additional paid-in capital	109,922	109,331
Retained earnings	184,216	187,538
Accumulated other comprehensive loss	(20,624)	(22,684)
Treasury stock, at cost (2006 - 1,558,751 shares; 2005 - 2,234,662 shares)	(25,511)	(38,779)
Unearned restricted stock compensation	-	(273)
Total shareholders' equity	419,093	406,223
Total liabilities and shareholders' equity	$2,666,407	$2,888,045

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2006	2005	2004

Revenues:
Net premiums written	$375,144	$385,225	$301,610
Change in net unearned premiums	(4,963)	(17,195)	216,975
Net premiums earned	370,181	368,030	518,585
Net investment income	43,538	48,663	56,945
Net realized investment gains (losses)	(985)	2,117	6,493
Other revenues	28,121	24,286	30,701
Total revenues	440,855	443,096	612,724

Losses and Expenses:
Losses and loss adjustment expenses	259,221	295,074	380,556
Acquisition expenses	74,513	75,881	115,225
Operating expenses	83,486	77,871	89,672
Dividends to policyholders	3,532	5,174	4,999
Interest expense	13,521	16,111	12,354
Loss on debt exchange	-	-	5,973
Total losses and expenses	434,273	470,111	608,779
Income (loss) before income taxes	6,582	(27,015)	3,945
Income tax expense (benefit)	2,531	(5,995)	2,115
Net income (loss)	$4,051	$(21,020)	$1,830

Income (loss) per share:
Basic	$0.13	$(0.66)	$0.06
Diluted	$0.12	$(0.66)	$0.06

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,051	$(21,020)	$1,830
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	2,531	(5,995)	2,115
Net realized investment (gains) losses	985	(2,117)	(6,493)
Stock-based compensation	2,371	865	1,262
Depreciation and amortization	8,846	14,790	19,667
Loss on debt exchange	-	-	5,973
Change in:
Premiums receivable and unearned premiums, net	19,352	15,192	(78,925)
Reinsurance receivables	54,695	47,878	77,768
Unpaid losses and loss adjustment expenses	(185,178)	(291,555)	(429,720)
Funds held by reinsureds	16,160	(4,310)	(17,369)
Funds held under reinsurance treaties	(14,983)	(43,176)	(140,871)
Deferred acquisition costs	(2,003)	(2,810)	52,549
Accounts payable, accrued expenses and other liabilities	7,816	22,805	(117,944)
Dividends to policyholders	(2)	(1,525)	(2,502)
Accrued investment income	2,177	3,989	5,353
Other, net	(12,982)	(5,332)	24,040
Net cash flows used in operating activities	(96,164)	(272,321)	(603,267)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(352,164)	(397,705)	(484,142)
Maturities and calls	134,827	165,178	231,622
Sales	386,617	449,674	779,494
Net sales (purchases) of short-term investments	(27,722)	65,465	28,664
Proceeds from other assets sold	-	4,250	41,147
Other, net	(2,220)	(2,752)	(1,043)
Net cash flows provided by investing activities	139,338	284,110	595,742

Cash flows from financing activities:
Repurchases of debt	(60,622)	(28,202)	(1,185)
Proceeds from issuance of long-term debt	-	10,000	15,825
Debt issuance costs	-	(256)	(600)
Proceeds from exercise of stock options	1,314	1,371	-
Net repayments of notes receivable from officers	-	-	59
Net cash flows provided by (used in) financing activities	(59,308)	(17,087)	14,099

Net increase (decrease) in cash	(16,134)	(5,298)	6,574
Cash - beginning of year	30,239	35,537	28,963
Cash - end of year	$14,105	$30,239	$35,537

Supplementary cash flow information:
Income tax refunded	$-	$(651)	$(2,592)
Interest paid	$13,687	$13,898	$11,607
Non-cash financing activities:
Common Stock issued to redeem convertible debt	$3,074	$-	$-

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2006	2005	2004

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common Stock:
Balance at beginning of year	109,331	109,331	109,331
Stock-based compensation	2,371	-	-
Reissuance of treasury shares under stock-based compensation plans	(1,507)	-	-
Reclassification of unearned restricted stock under SFAS 123(R)	(273)	-	-
Balance at end of year	109,922	109,331	109,331

Retained earnings:
Balance at beginning of year	187,538	213,313	216,115
Net income (loss)	4,051	(21,020)	1,830
Reissuance of treasury shares under stock-based compensation plans	(4,559)	(4,755)	(4,632)
Reissuance of treasury shares to redeem convertible debt	(2,814)	-	-
Balance at end of year	184,216	187,538	213,313

Accumulated other comprehensive income (loss):
Balance at beginning of year	(22,684)	(1,959)	19,622
Other comprehensive income (loss), net of tax expense (benefit):
2006 - $513; 2005 - ($11,160); 2004 - ($11,620)	952	(20,725)	(21,581)
Adjustment to initially apply SFAS 158, net of tax expense:
2006 - $597	1,108	-	-
Balance at end of year	(20,624)	(22,684)	(1,959)

Notes receivable from officers:
Balance at beginning of year	-	-	(65)
Repayment of notes receivable from officers	-	-	65
Balance at end of year	-	-	-

Treasury stock - Class A Common:
Balance at beginning of year	(38,779)	(45,573)	(52,426)
Reissuance of treasury shares under stock-based compensation plans	7,380	6,794	6,853
Reissuance of treasury shares to redeem convertible debt	5,888	-	-
Balance at end of year	(25,511)	(38,779)	(45,573)

Unearned restricted stock compensation:
Balance at beginning of year	(273)	(751)	-
Issuance of restricted stock, net of cancellations	-	(363)	(2,185)
Amortization of unearned restricted stock compensation	-	841	1,434
Reclassification of unearned restricted stock under SFAS 123(R)	273	-	-
Balance at end of year	-	(273)	(751)

Total shareholders' equity:
Balance at beginning of year	406,223	445,451	463,667
Net income (loss)	4,051	(21,020)	1,830
Stock-based compensation	2,371	841	1,434
Reissuance of treasury shares under stock-based compensation plans	1,314	1,676	36
Reissuance of treasury shares to redeem convertible debt	3,074	-	-
Other comprehensive income (loss)	952	(20,725)	(21,581)
Adjustment to initially apply SFAS 158	1,108	-	-
Repayment of notes receivable from officers	-	-	65
Balance at end of year	$419,093	$406,223	$445,451

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2006	2005	2004

Net income (loss)	$4,051	$(21,020)	$1,830

Other comprehensive income (loss), net of tax:
Unrealized losses on securities:
Holding losses arising during the period	(3,883)	(15,042)	(13,540)
Less: reclassification adjustment for (gains) losses
included in net income (loss), net of tax (expense)
benefit: 2006 - $345; 2005 - ($741); 2004 - ($2,273)	640	(1,376)	(4,220)
Total unrealized losses on securites	(3,243)	(16,418)	(17,760)

Pension plan liability adjustment, net of tax expense (benefit):
2006 - $2,219; 2005 - ($1,790); 2004 - ($434)	4,121	(3,325)	(806)

Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax expense (benefit):
2006 - $33; 2005 - ($82)	62	(152)	-

Foreign currency translation gains (losses), net of tax expense
(benefit): 2006 - $6; 2005 - ($447); 2004 - ($1,623)	12	(830)	(3,015)

Other comprehensive income (loss), net of tax	952	(20,725)	(21,581)

Comprehensive income (loss)	$5,003	$(41,745)	$(19,751)

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

The PMA Insurance Group— The PMA Insurance Group writes workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. Approximately 91% of The PMA Insurance Group’s business for 2006 was produced through independent agents and brokers.

Run-off Operations— Run-off Operations consists of the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.

Note 2. Summary of Significant Accounting Policies

A. Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year classification. The balance sheet information presented in these consolidated financial statements and notes thereto is as of December 31 for each respective year. The statements of operations, cash flows, changes in shareholders’ equity and changes in comprehensive income (loss) information are for the year ended December 31 for each respective year.

B. Investments — All fixed maturities are classified as available-for-sale and, accordingly, are carried at fair value. Changes in fair value of fixed maturities classified as available-for-sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss). All short-term, highly liquid investments, which have original maturities of one year or less from acquisition date, are treated as short-term investments and are carried at amortized cost, which approximates fair value.

Realized gains and losses, determined by the first-in, first-out method, are reflected in income in the period in which the sale transaction occurs. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s fair value has been below amortized cost as well as the general market conditions, industry characteristics, the fundamental operating results of the issuer and, for structured securities, the quality of the underlying collateral to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its fair value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices at the time the Company determines the decline in value was other than temporary.

The Company participates in a securities lending program through which securities are lent from the Company’s portfolio for short periods of time to qualifying third parties via a lending agent. Borrowers of these securities must provide collateral equal to a minimum of 102% of the market value including accrued interest of the lent securities. Acceptable collateral may be in the form of either cash or securities. Cash received as collateral is invested in short-term investments, and is recorded as such on the Balance Sheet, along with a corresponding liability included in accounts payable, accrued expenses and other liabilities. All securities received as collateral are of similar quality to those securities lent by the Company. The Company is not permitted by contract to sell or pledge the securities received as collateral. Additionally, the Company limits securities lending to 40% of statutory admitted assets of its insurance subsidiaries, with a 2% limit on statutory admitted assets to any individual borrower. The Company either receives a fee from the borrower or retains a portion of the income earned on the collateral. Under the terms of the securities lending program, the Company is indemnified against borrower default, with the lending agent responsible to the Company for any deficiency between the cost of replacing a security that was not returned and the amount of collateral held by the Company.

C. Premiums — Premiums, including estimates of premiums resulting from audits of insureds’ records are earned principally on a pro rata basis over the terms of the policies. Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made. With respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made. Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums. The estimated premiums receivable on experience-rated or exposure-based policies are reported as a component of premiums receivable. For reinsurance premiums assumed, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period. Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available.

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

H. Dividends to Policyholders — The Company sells certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the underwriting results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

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

J. Other Revenues — Other revenues primarily include service revenues related to unbundled claims, risk management and related services primarily to self-insured clients provided by The PMA Insurance Group, which are earned over the term of the related contracts in proportion to the actual services rendered, and other miscellaneous revenues. During 2004, other revenues also included a $6.6 million gain on the sale of a partnership interest.

K. Recent Accounting Pronouncements — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method. See Note 9 for the impact of this adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 is intended to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that previously would have required bifurcation. The statement is effective for all financial instruments acquired, issued or subject to a remeasurement event in fiscal years that begin after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which the Company was required to adopt in 2006. See Note 13 for the impact of this adoption.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 14% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies. The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

The amortized cost and fair value of the Company’s investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2006
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$112,575	$930	$1,759	$111,746
States, political subdivisions and foreign government securities	5,585	315	71	5,829
Corporate debt securities	230,962	1,680	2,451	230,191
Mortgage-backed and other asset-backed securities	532,226	1,360	9,401	524,185
Total fixed maturities available for sale	881,348	4,285	13,682	871,951
Short-term investments	86,448	-	-	86,448
Total investments	$967,796	$4,285	$13,682	$958,399

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$197,647	$3,936	$3,137	$198,446
States, political subdivisions and foreign government securities	20,518	767	183	21,102
Corporate debt securities	331,062	8,388	4,898	334,552
Mortgage-backed and other asset-backed securities	504,400	2,033	11,279	495,154
Total fixed maturities available for sale	1,053,627	15,124	19,497	1,049,254
Short-term investments	57,997	-	-	57,997
Total investments	$1,111,624	$15,124	$19,497	$1,107,251

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2006
Less than 6 months	57	$181.9	$182.6	$(0.7)	100%
6 to 9 months	3	0.7	0.7	-	100%
9 to 12 months	13	24.2	24.5	(0.3)	99%
More than 12 months	215	190.2	198.9	(8.7)	96%
Subtotal	288	397.0	406.7	(9.7)	98%
U.S. Treasury and Agency securities	124	180.0	184.0	(4.0)	98%
Total	412	$577.0	$590.7	$(13.7)	98%

December 31, 2005
Less than 6 months	211	$175.3	$178.3	$(3.0)	98%
6 to 9 months	11	8.0	8.2	(0.2)	98%
9 to 12 months	49	38.2	39.0	(0.8)	98%
More than 12 months	139	158.8	167.7	(8.9)	95%
Subtotal	410	380.3	393.2	(12.9)	97%
U.S. Treasury and Agency securities	169	288.4	295.0	(6.6)	98%
Total	579	$668.7	$688.2	$(19.5)	97%

At December 31, 2006, of the 215 securities that have been in an unrealized loss position for more than 12 months, 214 securities have an unrealized loss of less than $1 million each and less than 15% of each security’s amortized cost. These 214 securities have a total fair value of 97% of the amortized cost basis at December 31, 2006, and the average unrealized loss per security is approximately $24,000. There is only one security out of the 215 with an unrealized loss in excess of $1 million at December 31, 2006, and it has a fair value of $16.5 million and a par value and cost of $20.0 million. This security, which matures in 2011, is a structured security backed by a U.S. Treasury Strip, and is rated AAA. The Company has both the ability and intent to hold this security until it matures.

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2007	$43,545	$43,008
2008-2011	218,994	218,423
2012-2016	58,662	57,182
2017 and thereafter	27,921	29,153
Mortgage-backed and other asset-backed securities	532,226	524,185
	$881,348	$871,951

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Fixed maturities	$45,419	$55,107	$69,540
Short-term investments	3,562	2,171	1,707
Other	2,470	1,391	749
Total investment income	51,451	58,669	71,996
Investment expenses	(3,112)	(3,503)	(4,157)
Interest on funds held, net	(4,801)	(6,503)	(10,894)
Net investment income	$43,538	$48,663	$56,945

Net realized investment gains (losses) consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Sales of investments:
Realized gains	$6,031	$9,576	$20,083
Realized losses	(7,378)	(4,622)	(4,847)
Change in fair value of debt derivative	466	(3,692)	(3,846)
Realized gain (loss) on debt redemptions	(104)	205	-
Foreign exchange gain (loss)	-	650	(4,897)
Total net realized investment gains (losses)	$(985)	$2,117	$6,493

Included in realized losses for 2005 and 2004 were impairment losses of $1.0 million and $334,000, respectively. The impairment losses for 2005 were related to securities issued by two auto manufacturers and one retail department store. The impairment losses for 2004 were related to an asset-backed security and a security issued by an airline company. The write-downs were measured based on public market prices at the time when the Company determined the decline in value was other than temporary.

The realized gains (losses) on the change in fair value of debt derivative related to the decrease (increase) in the fair value of the derivative component of the 6.50% Convertible Debt. See Note 6 for additional information, as well as for information regarding the realized loss on the mandatory debt redemption.

On December 31, 2006, the Company had securities with a total amortized cost and fair value of $51.7 million on deposit with various governmental authorities, as required by law. In addition, the Company had securities with a total amortized cost of $19.1 million and fair value of $18.9 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Run-off Operations. The securities held on deposit or in trust are included in total investments on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2006	2005	2004

Balance at January 1	$1,820,043	$2,111,598	$2,541,318
Less: reinsurance recoverable on unpaid losses and LAE	1,026,940	1,112,783	1,195,048
Net balance at January 1	793,103	998,815	1,346,270
Losses and LAE incurred, net:
Current year, net of discount	255,525	259,105	406,828
Prior years	(7,680)	26,793	(40,363)
Accretion of prior years' discount	13,116	12,005	14,091
Net losses ceded - retroactive reinsurance	(1,740)	(2,829)	-
Total losses and LAE incurred, net	259,221	295,074	380,556
Losses and LAE paid, net:
Current year	(60,563)	(55,365)	(122,256)
Prior years	(341,569)	(445,421)	(605,755)
Total losses and LAE paid, net	(402,132)	(500,786)	(728,011)
Net balance at December 31	650,192	793,103	998,815
Reinsurance recoverable on unpaid losses and LAE	984,673	1,026,940	1,112,783
Balance at December 31	$1,634,865	$1,820,043	$2,111,598

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s major long-tail lines include its workers’ compensation and casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation of certain reinsurance and retrocessional contracts by the Run-off Operations segment occurring in 2006 and 2005. The effect on the Company’s results of operations of the commutations in 2006 is discussed below. Commutations did not have a material effect on the Company’s results of operations for 2005 or 2004.

(dollar amounts in thousands)	2006	2005
Assets:
Funds held by reinsureds	$(24,931)	$(4,163)

Liabilities:
Unpaid losses and loss adjustment expenses	$(28,455)	$(85,384)
Other liabilities	(3,185)	(3,347)
Funds held under reinsurance treaties	-	(219)

The components of the Company’s net (favorable) unfavorable development of reserves for losses and LAE for prior accident years, excluding accretion of discount, were as follows:

(dollar amounts in thousands)	2006	2005	2004

The PMA Insurance Group	$(2,348)	$(2,025)	$(2,070)
Run-off Operations	(5,332)	28,818	(38,293)
Total net (favorable) unfavorable development	$(7,680)	$26,793	$(40,363)

During 2006, the Run-off Operations recorded $5.3 million in favorable prior year loss development, primarily due to commutations of structured reinsurance treaties with some of its ceding companies. The Run-off Operations does not typically record favorable prior year loss development on commutations unless the treaties are structured reinsurance, where IBNR reserves are directly attributable to a treaty.

During 2005, the Run-off Operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in the first quarter. In the first quarter of 2005, company actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001. See Note 5 for information regarding applicable reinsurance coverage.

During 2004, the favorable prior year loss development at the Run-off Operations related primarily to reinsurance contracts that were novated or commuted. This favorable prior year loss development was substantially offset by a reduction in net premiums earned or increased acquisition expenses.

The PMA Insurance Group recorded favorable prior year loss development of $2.3 million, $2.0 million and $2.1 million in 2006, 2005 and 2004, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business. Dividends to policyholders offset this favorable development. Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2006 and 2005 were $410.7 million and $428.9 million, net of discount of $39.9 million and $40.4 million, respectively. The discount rate used was approximately 5% at December 31, 2006 and 2005.

The Company’s loss reserves were stated net of salvage and subrogation of $21.4 million and $25.7 million at December 31, 2006 and 2005, respectively.

On December 6, 2004, a jury in the New York trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. An appeals court affirmed this decision on October 18, 2006. During 2005, the Company incurred and paid $1.3 million of losses as a result of this verdict. The Company has not received any further notices from the ceding companies that utilized the Run-off Operations as a retrocessionaire as a result of this decision. The Company does not believe that this decision will have a material impact on its financial condition or results of operations.

At December 31, 2006, 2005 and 2004, gross reserves for asbestos-related losses were $23.3 million, $26.9 million and $27.9 million, respectively ($10.6 million, $13.2 million and $14.0 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $6.6 million, $10.2 million and $10.3 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, 2005 and 2004, gross reserves for environmental-related losses were $13.4 million, $15.3 million and $16.1 million, respectively ($4.1 million, $5.0 million and $6.4 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $1.4 million, $2.0 million and $3.0 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. Coverage issues in cases in which the Company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2006, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2006	2005	2004

Written premiums:
Direct	$430,883	$397,255	$386,260
Assumed	26,859	36,473	(33,998)
Ceded	(82,598)	(48,503)	(50,652)
Net	$375,144	$385,225	$301,610
Earned premiums:
Direct	$405,752	$379,722	$461,365
Assumed	23,085	37,201	136,131
Ceded	(58,656)	(48,893)	(78,911)
Net	$370,181	$368,030	$518,585
Losses and LAE:
Direct	$284,178	$320,589	$372,059
Assumed	20,231	45,122	108,308
Ceded	(45,188)	(70,637)	(99,811)
Net	$259,221	$295,074	$380,556

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates. The Company cedes 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A.M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A.M. Best financial strength rating. The Company has further mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust. The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement. Total direct premiums written under this agreement were $14.8 million for 2006.

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. See Note 4 for additional information about prior year loss reserve development at the Run-off Operations recorded in 2005. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $25.4 million at December 31, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain reduced loss and loss adjustment expenses by $1.7 million in 2006 and $2.8 million in 2005. As of December 31, 2006, the Company also had $25.8 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts. The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $7.5 million at December 31, 2006.

At December 31, 2006, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

At December 31, 2006, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

The London Reinsurance Group and affiliates (1)	$194,614	$189,711
Swiss Reinsurance America Corporation and affiliates (2)	163,101	15,507
PXRE Reinsurance Company	105,035	60,804
Imagine International Reinsurance Ltd	83,091	83,057
St. Paul Travelers and affiliates (3)	64,016	48,402
Houston Casualty Company	58,674	-
Hannover Rueckversicherungs AG	46,117	-
Munich Reinsurance America, Inc. and affiliates (4)	29,404	-
QBE Reinsurance Corporation	27,613	-
Essex Insurance Company	24,227	-
Partner Reinsurance Company of the U.S.	24,194	-

(1)	Includes Trabaja Reinsurance Company ($185.0 million) and London Life & General Reinsurance Company ($9.6 million).
(2)	Includes Swiss Reinsurance America Corporation ($140.9 million), GE Reinsurance Corporation ($16.8 million) and other affiliated entities ($5.4 million).
(3)	Includes St. Paul Fire and Marine Insurance Company ($53.5 million), Mountain Ridge Insurance Company ($9.7 million) and other affiliated entities ($800,000).
(4)	Includes Munich Reinsurance America, Inc ($29.3 million) and American Alternative Insurance Company ($100,000).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2006 and 2005, the Company’s reinsurance receivables of $1,040.0 million and $1,094.7 million were supported by $425.6 million and $444.2 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2006, approximately 89% was recoverable from reinsurers rated “A-” or better by A.M. Best.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at December 31, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). Reinsurance receivables from Trabaja were $185.0 million at December 31, 2006, of which 97% were collateralized.

Trabaja, formerly PMA Insurance Cayman, Ltd. (“PMA Cayman”), is a wholly-owned subsidiary of London Life and Casualty Reinsurance Corporation (“London Reinsurance Group”). The Company sold PMA Cayman to London Reinsurance Group for $1.8 million, and transferred approximately $230 million of cash and invested assets as well as loss reserves to the buyer in 1998. Under the terms of the sale of PMA Cayman to London Reinsurance Group in 1998, the Company has agreed to indemnify London Reinsurance Group, up to a maximum of $15 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of PMA Cayman were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then the Company will participate in such favorable loss reserve development.

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

Note 6. Debt

The Company’s outstanding debt was as follows:

(dollar amounts in thousands)	2006	2005
6.50% Convertible Debt	$19,326	$73,435
Derivative component of 6.50% Convertible Debt	3,115	12,881
4.25% Convertible Debt	455	655
8.50% Senior Notes	54,900	57,500
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(401)	(2,106)
Total long-term debt	$131,211	$196,181

During 2006, the Company repurchased $28.7 million principal amount of its 6.50% Convertible Debt through open market purchases. The Company paid $32.3 million for these bond purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

In June 2006, the Company completed the redemption of $35 million principal amount of its 6.50% Convertible Debt. This redemption reduced the outstanding principal amount of the Company’s consolidated debt by $25.4 million as it included $9.6 million of 6.50% Convertible Debt held by the Company’s consolidated operating companies. The mandatory redemption was triggered by the extraordinary dividend the Company received from PMA Capital Insurance Company (“PMACIC”). Under the terms of the indenture, the Company was required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount. The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock, valued at $8 per share. In conjunction with the redemption, the Company paid $36.0 million, including $10.6 million to its consolidated operating companies, and issued 307,990 shares of its Class A Common Stock, with a fair value of $3.1 million, from its treasury. As a result of the redemption, the Company recognized a pre-tax loss of $231,000, which is included in net realized investment losses for the year ended December 31, 2006.

In 2006, the Company retired $2.6 million principal amount of its 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”) through open market purchases. The Company paid $2.6 million for these bond purchases, exclusive of accrued interest. The Company has the right to call its 8.50% Senior Notes beginning in June 2008.

In October 2006, the Company entered into an interest rate swap that it has designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt. There was no consideration paid or received for this swap. The swap will effectively convert $7.5 million of the junior subordinated debt to fixed rate debt with an interest rate of 9.23%.

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

In December 2005, the Company entered into interest rate swaps that it has designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt and its Floating Rate Surplus Notes due 2035 (“Surplus Notes”). There was no consideration paid or received for these swaps. The swaps will effectively convert $20.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.17% and 9.56%, respectively.

In September 2005, the Company issued, through one of its insurance subsidiaries, $10.0 million of Surplus Notes. The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear interest at an annual rate equal to the three-month London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2006, the interest rate on the Surplus Notes was 9.87%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. The Company used the $9.7 million net proceeds to purchase, in the open market, $9.2 million principal amount of its 6.50% Convertible Debt.

In 2005, the Company made open market purchases of $25.7 million principal amount of its 6.50% Convertible Debt. The debt purchases were financed through proceeds from the Surplus Notes and the direct purchase of a portion of these bonds at the Run-off Operations. The Company paid $27.9 million for these bond purchases, exclusive of accrued interest.

In November 2004, the Company exchanged $84.1 million aggregate principal amount of 6.50% Convertible Debt for $84.1 million aggregate principal amount of its outstanding 4.25% Senior Convertible Debt due 2022 (“4.25% Convertible Debt” and together with the 6.50% Convertible Debt, the “Convertible Debt”). The Company did not receive any proceeds as a result of the exchange offer. The exchange allowed the Company to extend the first put date associated with its Convertible Debt from September 2006 to June 2009. The Company recorded a loss on the debt exchange of $6.0 million, which resulted from the initial recording of the 6.50% Convertible Debt at fair value and the write-off of unamortized issuance costs associated with the 4.25% Convertible Debt. Also, in November 2004, the Company received net proceeds of $15.2 million from the issuance of $15 million aggregate principal amount of 6.50% Convertible Debt in a private placement to a limited number of qualified institutional buyers.

The 6.50% Convertible Debt is secured equally and ratably with the Company’s $54.9 million 8.50% Senior Notes by a first lien on 20% of the capital stock of the Company’s principal operating subsidiaries. The 6.50% Convertible Debt may be converted at any time, at the holder’s option, at $16.368 per share for $18.4 million principal amount and at $15.891 per share for $941,000 principal amount. The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on the Company’s ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company’s assets.

On June 30, 2009, holders of the 6.50% Convertible Debt will have the right to require the Company to repurchase for cash any amounts outstanding for 114% of the principal amount of the debt plus accrued and unpaid interest, if any, to the settlement date.

The put premium and conversion features of the 6.50% Convertible Debt constitute a derivative which requires bifurcation. Any change in the fair value of the derivative component of the 6.50% Convertible Debt is recognized in net realized investment gains (losses). The Company recorded realized investment gains of $466,000 in 2006 resulting from decreases in the fair value of the derivative component of the 6.50% Convertible Debt, and recorded realized investment losses of $3.7 million and $3.8 million in 2005 and 2004, respectively, for increases in the fair value of the derivative component of the 6.50% Convertible Debt.

The junior subordinated debt matures in 2033 and is redeemable, in whole or in part, in 2008 at the stated liquidation amount plus accrued and unpaid interest. The interest rates on the junior subordinated debt equal the three-month LIBOR plus 4.10%, 4.20% and 4.05%, and interest on this debt is payable on a quarterly basis. At December 31, 2006, the weighted average interest rate on the junior subordinated securities was 9.49%.

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

Note 7. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancelable operating leases. Future minimum net operating lease obligations as of December 31, 2006 are as follows:

(dollar amounts in thousands)	Facilities (1)	Office equipment and autos	Total operating leases

2007	$3,755	$2,015	$5,770
2008	3,279	1,088	4,367
2009	2,603	464	3,067
2010	1,978	64	2,042
2011	1,463	-	1,463
2012 and thereafter	1,820	-	1,820
	$14,898	$3,631	$18,529

(1) Net of sublease rentals of $1.6 million in 2007, 2008, 2009 and 2010, $1.7 million in 2011 and $4.5 million thereafter.

Total expenses incurred under operating leases were $7.1 million, $7.9 million and $8.4 million for 2006, 2005 and 2004, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2006 and 2005, the Company had recorded liabilities of $5.5 million and $4.3 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

See Note 4 for information regarding losses related to the September 11, 2001 attack on the World Trade Center and Note 5 for information regarding disputed reinsurance receivables and the impact of the terms of the sale of PMA Cayman in 1998.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity. For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity. See Note 5 for information regarding disputed reinsurance receivables.

The Company and certain of its directors and key executive officers are defendants in several purported class action lawsuits that were filed in 2003 in the United States District Court for the Eastern District of Pennsylvania by alleged purchasers of the Company’s Class A Common Stock, 4.25% Convertible Debt and 8.50% Senior Notes. On June 28, 2004, the District Court issued an order consolidating the cases under the caption In Re PMA Capital Corporation Securities Litigation (civil action no. 03-6121) and appointing Sheet Metal Workers Local 9 Pension Trust, Alaska Laborers Employers Retirement Fund and Communications Workers of America for Employees’ Pension and Death Benefits as lead plaintiffs. On September 20, 2004, the plaintiffs filed an amended and consolidated complaint on behalf of an alleged class of purchasers of the Company’s securities between May 5, 1999 and February 11, 2004. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by making materially false and misleading public statements and material omissions during the class period regarding the Company’s underwriting performance, loss reserves and related internal controls. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act by making materially false and misleading statements in registration statements and prospectuses about the Company’s financial results, underwriting performance, loss reserves and related internal controls. The complaint seeks unspecified compensatory damages, the right to rescind the purchases of securities in the public offerings, interest, and plaintiffs’ reasonable costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims asserted in this consolidated action. By Order dated July 27, 2005, the District Court partially granted the Company’s previously filed

Motion to Dismiss the Amended Complaint, dismissing all allegations with respect to The PMA Insurance Group, and otherwise denied the Motion to Dismiss. By virtue of the Order, the alleged class period was reduced to November 6, 2003. The lawsuit is in its earliest stages; therefore, it is not possible at this time to reasonably estimate the impact on the Company. However, the lawsuit may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 8. Shareholders’ Equity

Changes in Class A Common Stock shares were as follows:

	2006	2005	2004

Treasury stock - Class A Common Stock:
Balance at beginning of year	2,234,662	2,541,094	2,883,542
Reissuance of treasury shares under stock-based compensation plans	(367,921)	(306,432)	(342,448)
Reissuance of treasury shares to redeem convertible debt	(307,990)	-	-
Balance at end of year	1,558,751	2,234,662	2,541,094

In 2006, the Company completed the redemption of $35 million principal amount of its 6.50% Convertible Debt. Under the original terms of this debt, the Company was required to pay a premium to the holders of the debt. The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock. As a result of this redemption, the Company issued 307,990 shares of Class A Common Stock. This issuance of shares in lieu of cash resulted in an increase in Shareholders’ equity of $3.1 million. See Note 6 for additional information regarding this redemption.

See Note 9 for information regarding shares reissued under stock-based compensation plans.

Prior to 2004, the Company’s Board of Directors suspended dividends on the Company’s Class A Common Stock.

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

In June 2004, the Pennsylvania Insurance Department (the “Department”) approved the application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital Corporation. However, in its Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Department prohibited PMACIC, the Company’s reinsurance subsidiary which is currently in run-off, from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital Corporation in 2004 and 2005. Under the terms of the Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”). In 2006, the Department approved the Company’s request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC. The Company used the proceeds to reduce its debt obligations and to maintain liquidity at the holding company. In 2007, PMACIC may declare and pay ordinary dividends without the prior approval of the Department and is permitted to request an “extraordinary” dividend. Such “extraordinary” dividend must be approved by the Department prior to payment. As of December 31, 2006, the statutory surplus of PMACIC was $121.6 million, which included $1.5 million of unassigned surplus, and its risk-based capital ratio was 506% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Pennsylvania Insurance Department’s Order, paid dividends of $7.0 million and $12.1 million to PMA Capital Corporation in 2005 and 2004, respectively. The Pooled Companies did not pay any dividends to PMA Capital Corporation in 2006. As of December 31, 2006, the Pooled Companies had statutory surplus of $321.2 million and can pay a maximum of $26.5 million in dividends to PMA Capital Corporation during 2007 without the prior approval of the Pennsylvania Insurance Department.

Note 9. Stock-based Compensation

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company. Pursuant to the terms of these plans, under which 4,466,688 shares of Class A Common Stock are reserved for issuance at December 31, 2006, the Company grants restricted shares of its Class A Common Stock and options to purchase the Company’s Class A Common Stock. Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant. Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) between one and three years.

On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Under the modified-prospective transition method, the Company recognized expense over the remaining required service period for stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service had not yet been rendered. No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service had been rendered by that date. The Company recognized stock-based compensation expense of $2.4 million, including $602,000 related to stock options, for the year ended December 31, 2006.

The Company previously accounted for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s Class A Common Stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common Stock. In 2005 and 2004, the Company expensed $24,000 and ($172,000), respectively, for stock option compensation costs. Stock option compensation in 2004 was impacted by the cancellation of unvested stock options. The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

(in thousands, except per share data)	2005	2004

Net income (loss)	$(21,020)	$1,830
Stock-based compensation expense already included
in reported net income (loss), net of tax	562	820
Total stock-based compensation expense determined
under fair value based method, net of tax	(1,844)	(2,112)
Pro forma net income (loss)	$(22,302)	$538

Net income (loss) per share:
Basic - as reported	$(0.66)	$0.06
Basic - pro forma	$(0.70)	$0.02

Diluted - as reported	$(0.66)	$0.06
Diluted - pro forma	$(0.70)	$0.02

Information regarding the Company’s stock option plans for the year ended December 31, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, beginning of year	2,088,936	$10.55
Options exercised	(228,512)	6.15
Options forfeited or expired	(219,840)	16.06
Options outstanding, end of year	1,640,584	$10.42	6.29	$2,352,208
Options exercisable, end of year	1,436,613	$10.75	6.08	$2,125,813
Option price range at end of year	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14
Options available for grant at end of year	2,826,104

Information regarding these option plans for prior years were as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,757,205	$12.09	2,871,619	$16.07
Options granted	407,270	7.83	1,350,200	6.34
Options exercised	(311,272)	5.78	-	-
Options forfeited or expired	(764,267)	16.61	(1,464,614)	14.61
Options outstanding, end of year	2,088,936	$10.55	2,757,205	$12.09
Options exercisable, end of year	1,268,926	$12.04	1,523,047	$15.74
Option price range at end of year	$5.78 to $21.50		$5.78 to $21.50
Option price range for exercised shares	$5.78		-
Options available for grant at end of year	2,754,504		2,447,361

The total intrinsic value of stock options exercised was $843,000 in 2006 and $757,000 in 2005. There were no stock options exercised in 2004. The Company reissued shares from its treasury for options exercised during 2006 and 2005.

All options granted in 2005 and 2004 were granted with an exercise price that equaled or exceeded the market value of the Class A Common Stock on the grant date (“out-of-the-money”). The weighted average fair values of options granted in 2005 and 2004 were $3.62 per share and $3.43 per share, respectively. The Company did not grant any options in 2006.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

	2005	2004

Expected life (years)	5	5
Risk-free interest rate	4.1%	3.1%
Expected volatility	47.0%	60.5%
Expected dividend yield	0.0%	0.0%

Stock options outstanding and options exercisable at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	Life	Exercise Price	of Shares	Exercise Price

$5.78 to $8.00	1,083,346	7.57	$7.06	924,629	$6.93
$8.01 to $14.00	131,450	6.41	$9.14	86,196	$9.14
$14.01 to $20.00	331,288	3.00	$18.81	331,288	$18.81
$20.01 to $21.50	94,500	3.03	$21.39	94,500	$21.39

Information regarding the Company’s restricted stock activity was as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock at January 1	136,852	$7.04	342,448	$6.38	-	$-
Granted	157,113	9.93	52,754	7.21	358,348	6.35
Vested	(110,752)	6.94	(255,450)	6.21	-	-
Forfeited	(8,873)	10.06	(2,900)	5.78	(15,900)	5.78
Restricted stock at December 31	174,340	$9.55	136,852	$7.04	342,448	$6.38

In 2006, the Company issued 101,013 shares of restricted Class A Common Stock to employees under the Company’s 2002 Equity Incentive Plan and 56,100 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan. In 2005, the Company issued 52,754 shares of restricted Class A Common Stock to its Directors. In 2004, the Company issued 262,600 shares of restricted Class A Common Stock to employees and 95,748 shares of restricted Class A Common Stock to its Directors. Restricted stock issued to the Company’s Directors under the 2004 Directors Plan includes shares granted to new Directors and shares awarded to all Directors in lieu of a portion of their retainer. The restricted stock vests (restrictions lapse) between one and three years.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares. Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award. During 2006 and 2005, employees remitted 8,831 and 54,694 shares, respectively, to the Company to satisfy their payment of withholding taxes for vested awards.

The Company recognizes compensation expense for restricted stock awards over the vested period of the award. Compensation expense recognized for restricted stock was $1.3 million in 2006, $841,000 in 2005 and $1.3 million in 2004. At December 31, 2006, unrecognized compensation expense for non-vested restricted stock was $465,000, which is expected to be recognized over a weighted average period of 6 months.

In March 2006, the Compensation Committee approved the 2006 Officer Long Term Incentive Plan, a long-term incentive plan pursuant to which stock may be awarded to all officers in 2009 if the after tax return on equity (“ROE”) in 2008 is within a specified range. Award amounts are calculated as a percentage of the participants’ base salaries. The 2006 Officer Long Term Incentive Plan links compensation to performance under the Company’s three-year strategic plan and recognizes the long-term nature of improvement in ROE and the value ROE growth creates for shareholders. The Company recognized expense of $500,000 related to this plan during the year ended December 31, 2006.

Note 10. Earnings Per Share

Shares used as the denominator in the computation of basic and diluted earnings per share were as follows:

	2006	2005	2004

Denominator:
Basic shares	32,238,278	31,682,648	31,344,858
Dilutive effect of:
Restricted stock	176,664	-	243,977
Stock options	316,418	-	136,994
Convertible Debt	-	-	3,232
Total diluted shares	32,731,360	31,682,648	31,729,061

The effects of 426,000, 2.1 million and 1.5 million stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, because they were anti-dilutive. The effects of 177,000 shares of restricted stock were also excluded from the computation of diluted earnings per share for 2005, because they were anti-dilutive.

Diluted shares for 2006, 2005 and 2004 do not assume the effect of conversion of the Company’s Convertible Debt into 2.8 million, 5.8 million and 6.1 million shares of Class A Common Stock, respectively, because it was anti-dilutive. The dilutive effect of the Convertible Debt for 2004 represents the impact of the put premium feature on the 6.50% Convertible Debt. See Note 6 for additional information.

Note 11.  Fair Value of Financial Instruments

As of December 31, 2006 and December 31, 2005, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities, the Convertible Debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 12.  Income Taxes

The components of the federal income tax expense (benefit) were:

(dollar amounts in thousands)	2006	2005	2004

Current	$-	$-	$-
Deferred	2,531	(5,995)	2,115
Income tax expense (benefit)	$2,531	$(5,995)	$2,115

Reconciliations between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2006	2005	2004

Federal income tax expense (benefit) at the statutory rate	$2,304	$(9,456)	$1,381
Change in valuation allowance	-	3,500	8,000
Reversal of income tax accruals	-	-	(8,120)
Other	227	(39)	854
Income tax expense (benefit)	$2,531	$(5,995)	$2,115

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2006	2005
Net operating loss and tax credit carryforwards	$109,696	$104,937
Foreign reinsurance affiliates	15,115	5,731
Discounting of unpaid losses and LAE	13,453	29,287
Unearned premiums	12,415	12,023
Postretirement benefit obligation	10,853	13,469
Allowance for uncollectible accounts	6,635	6,300
Unrealized depreciation of investments	3,253	1,507
Depreciation	3,177	3,075
Other	14,115	15,791
Gross deferred tax assets	188,712	192,120
Valuation allowance	(60,500)	(60,500)
Deferred tax assets, net of valuation allowance	128,212	131,620
Deferred acquisition costs	(12,684)	(11,982)
Capitalized software	(4,678)	(4,204)
Other	(10,831)	(11,778)
Gross deferred tax liabilities	(28,193)	(27,964)
Net deferred tax assets	$100,019	$103,656

At December 31, 2006, the Company had a net operating loss (“NOL”) carryforward of $287.0 million, which will expire in years 2018 through 2026, and a $9.2 million tax credit carryforward primarily related to alternative minimum tax (“AMT”) credits, which do not expire. The NOL carryforward, which produces a gross deferred tax asset of $100.5 million, will be applied to reduce taxable income of the Company.

Prior to 2004, the Company established a valuation allowance in the amount of $49 million. This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized. During 2004 and 2005, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Factors considered by management in this reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company increased the valuation allowance with respect to its net deferred tax asset by $8 million and $3.5 million in 2004 and 2005, respectively. The increases were primarily due to the future earnings projections for the Company’s Run-off Operations which were revised downward from previous projections.

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

The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS. In 2004, the Company reversed $8.1 million of certain tax contingency reserves recorded in prior years, due, in part, to closed examination years.

Note 13. Employee Retirement, Postretirement and Postemployment Benefits

A. Pension and Other Postretirement Benefits:
Pension Benefits — The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) which, prior to January 1, 2006, covered substantially all employees. After meeting certain requirements under the Qualified Pension Plan, an employee acquired a vested right to future benefits. The benefits payable under the plan are generally determined on the basis of an employee’s length of employment and salary during employment. The Company’s policy is to fund pension costs in accordance with the Employee Retirement Income Security Act of 1974.

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) which, prior to January 1, 2006, covered certain key employees. The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $7.4 million and $7.4 million, respectively, as of December 31, 2006.

In 2005, the Company decided to “freeze” its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. The Company incurred a one-time non-cash charge of $229,000 in 2005 due to these changes. Effective January 1, 2006, the Company’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions.

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

The Company was required to adopt SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in 2006. SFAS 158 requires that an employer recognize the overfunded or underfunded status of each defined benefit postretirement plan as an asset or liability in the statement of financial position. Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income. The statement has no impact on the recognition of benefit costs. The Company’s 2006 adoption of this statement resulted in a $13.5 million decrease in Other assets, a $15.2 million decrease in Accounts payable, accrued expenses and other liabilities, and a $1.1 million increase in Accumulated other comprehensive income.

The following tables set forth the amounts recognized in the Company’s consolidated financial statements with respect to pension benefits and other postretirement benefits:

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2006	2005		2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$92,210		$85,752	$11,964		$9,997
Service cost	119		3,727	508		443
Interest cost	5,241		5,203	695		634
Actuarial (gain) loss	(3,804)		5,934	(301)		1,597
Curtailments	-		(5,675)	-		-
Benefits paid	(2,894)		(2,731)	(776)		(707)
Benefit obligation at end of year	$90,872		$92,210	$12,090		$11,964

Change in plan assets:
Fair value of plan assets at beginning of year	$67,709		$65,040	$-		$-
Actual return on plan assets	7,869		5,400	-		-
Benefits paid	(2,894)		(2,731)	-		-
Fair value of plan assets at end of year	$72,684		$67,709	$-		$-

Benefit obligation greater than the fair value of plan assets	$(18,188)		$(24,501)	$(12,090)		$(11,964)

Unrecognized actuarial (gain) loss	n/a		30,369	n/a		(1,371)
Unrecognized prior service (cost) benefit	n/a		207	n/a		(366)
Unrecognized net transition obligation	n/a		98	n/a		-
Net amount recognized at end of year	$(18,188)		$6,173	$(12,090)		$(13,701)

Amounts recognized in the balance sheet consist of:
Other liabilities	$(18,188)	$	n/a	$(12,090)	$	n/a
Prepaid benefit cost	n/a		13,241	n/a		-
Accrued benefit cost	n/a		(7,068)	n/a		(13,701)
Additional minimum liability	n/a		(30,674)	n/a		-
Intangible asset	n/a		305	n/a		-
Accumulated other comprehensive income, pre-tax	n/a		30,369	n/a		-
Net amount recognized at end of year	$(18,188)		$6,173	$(12,090)		$(13,701)

Amounts recognized in accumulated other comprehensive
income, pre-tax, consist of:
Net actuarial (gain) loss	$23,981	$	n/a	$(1,661)	$	n/a
Prior service cost (benefit)	179		n/a	(247)		n/a
Transition obligation	74		n/a	-		n/a
Amount recognized, end of year	$24,234	$	n/a	$(1,908)	$	n/a

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$119	$3,727	$3,520	$508	$443	$419
Interest cost	5,241	5,203	4,937	696	634	597
Expected return on plan assets	(5,475)	(5,420)	(5,198)	-	-	-
Amortization of transition (asset) obligation	25	(4)	(4)	-	-	-
Amortization of prior service cost (benefit)	27	5	5	(119)	(119)	(119)
Recognized actuarial (gain) loss	656	1,656	1,642	(11)	(94)	(140)
Curtailment charge	-	229	-	-	-	-
Net periodic pension cost	$593	$5,396	$4,902	$1,074	$864	$757

Weighted average assumptions:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.25%	8.25%	8.50%	-	-	-
Rate of compensation increase	N/A	3.75%	3.75%	-	-	-

The Company uses a January 1 measurement date for its Plans. Under SFAS 158, the Company will be required to change its measurement date to December 31, effective in 2008. The impact of this change will be recorded through Shareholders’ equity.

For the measurement of other postretirement benefits, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% by 2014 and remain at that level thereafter. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Benefits paid in the table above include only those amounts paid directly from plan assets.

The decline in Qualified Pension Plan asset performance prior to 2004, combined with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $24.0 million increase in its accrued Qualified Pension Plan liability and record a $15.6 million non-cash charge to equity. The Company further increased its pension liability by $1.2 million in 2004 and $5.1 million in 2005 and recorded non-cash charges to equity of $806,000 and $3.3 million, respectively. These charges did not impact earnings or cash flow, and could reverse in future periods if either interest rates increase or market performance and plan asset returns improve. In 2006, the Company reversed $5.7 million of its pension liability and increased equity by $3.7 million due primarily to the increase in interest rates and higher than expected return on plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $83.5 million, $83.5 million and $72.7 million, respectively, at December 31, 2006, and $84.2 million, $84.2 million and $67.7 million, respectively, at December 31, 2005.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2007	2006	2005
Equity Securities	55%	75%	74%
Debt Securities	35%	25%	26%
Other	10%	0%	0%
Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically. The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company’s pension and other postretirement benefit plans:

	Qualified Pension	Non-Qualified	Other Postretirement
(dollar amounts in thousands)	Benefits	Pension Benefits	Benefits
Expected Employer Contributions:
2007	$-	N/A	N/A
Expected Benefit Payments:
2007	$2,856	$473	$808
2008	2,940	535	832
2009	3,141	541	854
2010	3,414	576	888
2011	3,756	613	941
2012-2016	25,338	2,654	6,056
	$41,445	$5,392	$10,379

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $72.7 million at December 31, 2006. Non-qualified Pension Plan and other postretirement benefits will be paid from the general assets of the Company.

B. Defined Contribution Savings Plan — The Company also maintains defined contribution savings plans covering substantially all employees. These plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 5% of compensation and, effective January 1, 2006, an aged-based company contribution. Contributions expensed under these plans in 2006, 2005 and 2004 were $5.2 million, $2.4 million and $2.6 million, respectively.

C. Postemployment Benefits — The Company may provide certain benefits to employees subsequent to their employment but prior to retirement including severance, long-term and short-term disability payments, and other related benefits. Postemployment benefits attributable to prior service and/or that relate to benefits that vest or accumulate are accrued presently if the payments are probable and reasonably estimable. Postemployment benefits that do not meet such criteria are accrued when payments are probable and reasonably estimable. See Note 14 for additional information regarding severance.

Note 14.  Run-off Operations

As a result of the Company’s exit from the reinsurance business, 103 employees at PMA Re have been terminated in accordance with the Company’s exit plan and 33 positions, primarily claims and financial, remain at December 31, 2006. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations have recorded expenses of approximately $6.5 million, which included retention bonuses and severance, as of December 31, 2006, including $1.0 million, $1.4 million and $1.7 million for 2006, 2005 and 2004, respectively, and expect to record expenses of approximately $800,000 for 2007. Employee termination benefits and retention bonuses of approximately $5.6 million have been paid in accordance with this plan as of December 31, 2006, including $1.0 million in 2006, $1.3 million in 2005 and $2.8 million in 2004. Additionally, in 2004 the Run-off Operations paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

Note 15. Business Segments

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

(dollar amounts in thousands)	2006	2005	2004

Revenues:
The PMA Insurance Group	$431,476	$414,267	$497,095
Run-off Operations	11,474	26,544	101,722
Corporate and Other	(1,110)	168	7,414
Net realized investment gains (losses)	(985)	2,117	6,493
Total revenues	$440,855	$443,096	$612,724

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$28,884	$22,020	$13,166
Run-off Operations	1,248	(26,933)	5,509
Corporate and Other	(22,565)	(24,219)	(21,223)
Pre-tax operating income (loss)	7,567	(29,132)	(2,548)
Income tax expense (benefit)	2,876	(6,736)	(157)
Operating income (loss)	4,691	(22,396)	(2,391)
Realized gains (losses) after tax	(640)	1,376	4,221
Net income (loss)	$4,051	$(21,020)	$1,830

Net premiums earned by principal business segment were as follows:

(dollar amounts in thousands)	2006	2005	2004
The PMA Insurance Group:
Workers' compensation and integrated disability	$333,943	$320,443	$389,844
Commercial automobile	21,670	22,061	30,602
Commercial multi-peril	7,476	11,106	16,973
Other	5,010	5,032	4,924
Total net premiums earned	368,099	358,642	442,343
Run-off Operations:
Reinsurance	2,516	10,091	77,087
Excess and surplus lines	262	115	(20)
Total net premiums earned	2,778	10,206	77,067
Corporate and Other	(696)	(818)	(825)
Consolidated net premiums earned	$370,181	$368,030	$518,585

The Company’s amortization and depreciation expense by principal business segment were as follows:

(dollar amounts in thousands)	2006	2005	2004

The PMA Insurance Group	$4,596	$7,519	$7,648
Run-off Operations	3,520	6,439	12,015
Corporate and Other	730	832	4
Total depreciation and amortization expense	$8,846	$14,790	$19,667

The Company’s total assets by principal business segment were as follows:

(dollar amounts in thousands)	2006	2005

The PMA Insurance Group	$1,914,044	$1,847,263
Run-off Operations	748,142	1,014,740
Corporate and Other (1)	4,221	26,042
Total assets	$2,666,407	$2,888,045

(1)  Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

The PMA Insurance Group’s operations are concentrated in eleven contiguous states in the eastern part of the U.S. The economic trends in these individual states may not be independent of one another. Also, The PMA Insurance Group’s products are highly regulated by each of these states. For most of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states. While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations. Since November 2003, The PMA Insurance Group has been the Company’s sole remaining ongoing insurance segment. In 2006, 2005 and 2004, workers’ compensation net premiums written represented 90%, 86% and 85%, respectively, of The PMA Insurance Group’s net premiums written.

Note 16.  Transactions with Related Parties

The Company incurred legal and consulting expenses aggregating approximately $3.0 million, $3.3 million and $4.4 million in 2006, 2005 and 2004, respectively, from firms in which directors of the Company are partners or principals.

Prior to 2004, the PMA Foundation (the “Foundation”), a not-for-profit corporation qualified under Section 501(c)(6) of the Internal Revenue Code, whose purposes include the promotion of the common business interests of its members and the economic prosperity of the Commonwealth of Pennsylvania, leased its Harrisburg, Pennsylvania headquarters facility from a subsidiary of the Company under an operating lease which required rent payments of $25,000 per month, and reimbursed a subsidiary of the Company for its use of office space. In 2004, the Company sold this building to the Foundation for gross proceeds of $1.6 million, resulting in a gain of $458,000, which is included in other revenues in the Statement of Operations.

Note 17.  Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices (“SAP”) that are prescribed or permitted by the Pennsylvania Insurance Department. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of NAIC publications. Permitted SAP encompasses all accounting practices that are not prescribed. The Codification of Statutory Accounting Principles (“Codification”) guidance is the NAIC’s primary guidance on statutory accounting. The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries were as follows:

(dollar amounts in thousands)	2006	2005	2004

SAP net income (loss):
The Pooled Companies (1)	$4,458	$12,046	$19,000
PMA Capital Insurance Company	(10,637)	(8,009)	40,803
Total	$(6,179)	$4,037	$59,803

SAP capital and surplus:
The Pooled Companies (1)	$321,245	$315,056	$300,034
PMA Capital Insurance Company (2)	121,566	204,920	224,510
Total	$442,811	$519,976	$524,544

(1)	The Pooled Companies are comprised of Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.
(2)	In May 2006, PMA Capital Insurance Company paid an extraordinary dividend in the amount of $73.5 million to its parent, PMA Capital Corporation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Although the Pennsylvania Insurance Department has adopted Codification as the basis of its statutory accounting practices, it has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus of The Pooled Companies by $101,000 at December 31, 2004 over what it would have been had the prescribed practice not been allowed. As of December 31, 2005, the Company no longer utilizes non-tabular discounting for its net unpaid losses and LAE for workers’ compensation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2004 consolidated financial statements were audited by other auditors whose report, dated March 16, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and other retirement plans and its method of accounting for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that PMA Capital Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the years ended December 31, 2006 and 2005, and our reports dated March 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the accompanying consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income of PMA Capital Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of PMA Capital Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
March 16, 2005

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth
(dollar amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2006
Income Statement Data:
Total revenues	$111,981	$111,288	$111,856	$105,730
Income (loss) before income taxes	3,981	(1,007)	2,710	898
Net income (loss)	2,481	(762)	1,501	831

Per Share Data:
Net income (loss) (Basic)	$0.08	$(0.02)	$0.05	$0.03
Net income (loss) (Diluted)	0.08	(0.02)	0.05	0.03

2005
Income Statement Data:
Total revenues	$108,610	$105,936	$111,563	$116,987
Income (loss) before income taxes	(26,218)	88	1,216	(2,101)
Net income (loss)	(20,551)	17	740	(1,226)

Per Share Data:
Net income (loss) (Basic)	$(0.65)	$-	$0.02	$(0.04)
Net income (loss) (Diluted)	(0.65)	-	0.02	(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Executive Officers of the Registrant” in Part I. The information under the captions “The Board of Directors and Corporate Governance,” “Nominees For Election,” “Directors Continuing in Office,” “Committees of the Board - Audit Committee,” “Committees of the Board - Nominating and Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Beneficial Ownership of Class A Common Stock” and under the caption “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Relationships and Related Transactions” and under the caption “The Board of Directors and Corporate Governance” in the Proxy Statement is incorporated herein by reference.

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

PMA CAPITAL CORPORATION

Date: March 13, 2007	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2007.

Signature	Title

/s/ William E. Hitselberger
William E. Hitselberger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
J. Gregory Driscoll*	Director
Joseph H. Foster*	Director
Charles T. Freeman*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
James F. Malone III*	Director
Edward H. Owlett*	Director
John D. Rollins*	Director
Roderic H. Ross*	Director
L. J. Rowell, Jr. *	Director

*By: /s/ William E. Hitselberger
William E. Hitselberger
Attorney-in-Fact

PMA Capital Corporation
Index to Financial Statement Schedules

Description	Page

Schedule II - Condensed Financial Information of Registrant as of December 31, 2006
and 2005 and for the years ended December 31, 2006, 2005 and 2004	FS-2

Schedule III - Supplementary Insurance Information for the years ended December 31, 2006, 2005 and 2004	FS-5

Schedule IV - Reinsurance for the years ended December 31, 2006, 2005 and 2004	FS-6

Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	FS-7

Schedule VI - Supplemental Information Concerning Property and Casualty Insurance Operations
for the years ended December 31, 2006, 2005 and 2004	FS-8

Reports of Independent Registered Public Accounting Firms on Financial Statement Schedules	FS-9

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2006 Consolidated Financial Statements and notes thereto.

Financial Statements of Pennsylvania Manufacturers’ Association Insurance Company

Balance Sheets as of December 31, 2006 and 2005	FS-11
Statements of Operations for the years ended December 31, 2006, 2005 and 2004	FS-12
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	FS-13
Statements of Shareholder’s Equity for the years ended December 31, 2006, 2005 and 2004	FS-14
Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	FS-15
Notes to Financial Statements	FS-16
Reports of Independent Registered Public Accounting Firms	FS-26

Consolidated Financial Statements of PMA Capital Insurance Company

Consolidated Balance Sheets as of December 31, 2006 and 2005	FS-28
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	FS-29
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	FS-30
Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2006, 2005 and 2004	FS-31
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	FS-32
Notes to Consolidated Financial Statements	FS-33
Reports of Independent Registered Public Accounting Firms	FS-44

PMA CAPITAL CORPORATION
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

(dollar amounts in thousands)	2006	2005
Assets
Cash	$46	$-
Short-term investments	26	50
Investment in subsidiaries	553,657	609,753
Related party receivables	-	29,470
Deferred income taxes, net	49,004	44,500
Other assets	6,138	1,515
Total assets	$608,871	$685,288

Liabilities
Long-term debt	$143,351	$215,651
Related party payables	6,811	-
Other liabilities	39,616	63,414
Total liabilities	189,778	279,065

Shareholders' Equity
Class A Common stock, $5 par value, 60,000,000 shares authorized
(2006 - 34,217,945 shares issued and 32,659,194 outstanding;
2005 - 34,217,945 shares issued and 31,983,283 outstanding)	171,090	171,090
Additional paid-in capital	109,922	109,331
Retained earnings	184,216	187,538
Accumulated other comprehensive loss	(20,624)	(22,684)
Treasury stock, at cost (2006 - 1,558,751 shares; 2005 - 2,234,662 shares)	(25,511)	(38,779)
Unearned restricted stock compensation	-	(273)
Total shareholders' equity	419,093	406,223
Total liabilities and shareholders' equity	$608,871	$685,288

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

(dollar amounts in thousands)	2006	2005	2004
Revenues:
Net investment income	$407	$89	$118
Net realized investment gains (losses)	917	(4,149)	(3,846)
Other revenues	137	119	6,680
Total revenues	1,461	(3,941)	2,952

Expenses:
General expenses	9,602	9,142	9,893
Interest expense	14,665	16,706	12,579
Loss on debt exchange	-	-	5,973
Total expenses	24,267	25,848	28,445
Loss before income taxes and equity in earnings
(loss) of subsidiaries	(22,806)	(29,789)	(25,493)
Income tax benefit	(21,653)	(20,135)	(11,094)
Loss before equity in earnings (loss)
of subsidiaries	(1,153)	(9,654)	(14,399)
Equity in earnings (loss) of subsidiaries	5,204	(11,366)	16,229
Net income (loss)	$4,051	$(21,020)	$1,830

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA CAPITAL CORPORATION
Schedule II - Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

(dollar amounts in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$4,051	$(21,020)	$1,830
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(5,204)	11,366	(16,229)
Dividends received from subsidiaries	73,500	7,000	10,998
Net tax sharing payments received from subsidiaries	9,834	5,595	4,851
Stock-based compensation	2,371	865	1,262
Net realized investment (gains) losses	(917)	4,149	3,846
Loss on debt exchange	-	-	5,973
Deferred income tax benefit	(5,359)	(13,025)	(7,143)
Other, net	(15,809)	(4,717)	(10,151)
Net cash flows provided by (used in) operating activities	62,467	(9,787)	(4,763)

Cash Flows from Investing Activities:
Net sales of short-term investments	24	236	14,195
Proceeds from other assets sold	-	-	7,729
Other, net	(20)	(152)	-
Net cash flows provided by investing activities	4	84	21,924

Cash Flows from Financing Activities:
Repurchases of debt	(67,433)	(270)	(1,185)
Proceeds from issuance of long-term debt	-	-	15,825
Debt issuance costs	-	-	(600)
Proceeds from exercise of stock options	1,314	1,371	-
Net repayments of notes receivable from officers	-	-	59
Receipts (payments) from (to) related parties	3,694	8,168	(31,326)
Net cash flows provided by (used in) financing activities	(62,425)	9,269	(17,227)

Net increase (decrease) in cash	46	(434)	(66)
Cash - beginning of year	-	434	500
Cash - end of year	$46	$-	$434

Supplementary cash flow information:
Income taxes refunded	$-	$(651)	$(2,592)
Interest paid	$14,286	$14,320	$11,832
Non-cash financing activities:
Common Stock issued to redeem convertible debt	$3,074	$-	$-

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA CAPITAL CORPORATION
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income (1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

December 31, 2006:
The PMA Insurance Group	$36,239	$1,152,704	$202,973	$368,099	$35,500	$262,297	$73,726	$62,059	$373,697
Run-off Operations	-	517,112	-	2,778	8,696	(3,076)	787	12,515	2,143
Corporate and Other (2)	-	(34,951)	-	(696)	(658)	-	-	8,912	(696)
Total	$36,239	$1,634,865	$202,973	$370,181	$43,538	$259,221	$74,513	$83,486	$375,144

December 31, 2005:
The PMA Insurance Group	$34,236	$1,169,338	$173,432	$358,642	$31,745	$260,276	$71,298	$55,273	$375,793
Run-off Operations	-	686,519	-	10,206	16,338	34,798	4,583	14,096	10,250
Corporate and Other (2)	-	(35,814)	-	(818)	580	-	-	8,502	(818)
Total	$34,236	$1,820,043	$173,432	$368,030	$48,663	$295,074	$75,881	$77,871	$385,225

December 31, 2004:
The PMA Insurance Group	$30,984	$1,226,781	$156,484	$442,343	$30,984	$331,181	$86,078	$61,671	$377,795
Run-off Operations	442	919,222	2,005	77,067	24,655	49,375	29,147	17,691	(75,360)
Corporate and Other (2)	-	(34,405)	-	(825)	1,306	-	-	10,310	(825)
Total	$31,426	$2,111,598	$158,489	$518,585	$56,945	$380,556	$115,225	$89,672	$301,610

(1)	Net investment income is based on each segment’s invested assets.
(2)	Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also includes the effect of eliminating intercompany transactions.

PMA CAPITAL CORPORATION
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2006:

Property and liability insurance premiums	$405,752	$58,656	$23,085	$370,181	6%

Year Ended December 31, 2005:

Property and liability insurance premiums	$379,722	$48,893	$37,201	$368,030	10%

Year Ended December 31, 2004:

Property and liability insurance premiums	$461,365	$78,911	$136,131	$518,585	26%

PMA CAPITAL CORPORATION
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period

Year ended December 31, 2006:
Valuation allowance:
Premiums receivable	$8,342	$1,221	$-	$9,563
Reinsurance receivable	12,552	339	-	12,891
Deferred income taxes, net	60,500	-	-	60,500

Year ended December 31, 2005:
Valuation allowance:
Premiums receivable	$9,349	$(1,007)	$-	$8,342
Reinsurance receivable	12,002	550	-	12,552
Deferred income taxes, net	57,000	3,500	-	60,500

Year ended December 31, 2004:
Valuation allowance:
Premiums receivable	$7,972	$1,377	$-	$9,349
Reinsurance receivable	9,769	2,233	-	12,002
Deferred income taxes, net	49,000	8,000	-	57,000

PMA CAPITAL CORPORATION
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

							Losses and loss adjustment expenses incurred related to
(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Current year	Prior years(2)	Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
Consolidated property-casualty
subsidiaries:

December 31, 2006	$36,239	$1,634,865	$55,965	$202,973	$370,181	$43,538	$255,525	$(7,680)	$74,513	$402,132	$375,144

December 31, 2005	34,236	1,820,043	59,847	173,432	368,030	48,663	259,105	26,793	75,881	500,786	385,225

December 31, 2004	31,426	2,111,598	60,767	158,489	518,585	56,945	406,828	(40,363)	115,225	728,011	301,610

(1)   Reserves discounted at approximately 5%.
(2)
Excludes accretion of loss reserve discount of $13,116, $12,005, and $14,091 in 2006, 2005 and 2004, respectively, and net losses ceded under retroactive reinsurance agreement of $1,740 and $2,829 in 2006 and 2005, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 12, 2007; such reports are included elsewhere in the Form 10-K. Our audits included the 2006 and 2005 consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. The financial statement schedules for the year ended December 31, 2004 were audited by other auditors. Those auditors expressed an opinion, in their report dated March 16, 2005, that such 2004 consolidated financial statement schedules, when considered in relation to the 2004 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PMA Capital Corporation

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004, and have issued our report thereon dated March 16, 2005; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of the Company listed in Item 15 as of and for the year ended December 31, 2004. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP
Philadelphia, PA
March 16, 2005

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
BALANCE SHEETS

(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $341,986; 2005 - $335,805)	$340,158	$337,810
Fixed maturities available for sale- affiliated, at fair value (amortized cost:
2006 - $10,176; 2005 - $10,330)	10,305	10,084
Preferred Stock - affiliated	2	2
Short-term investments	39,255	12,620
Total investments	389,720	360,516

Cash	9,271	13,539
Accrued investment income	2,844	3,001
Premiums receivable (net of valuation allowance: 2006 - $5,198; 2005 - $4,465)	117,709	112,213
Prepaid reinsurance premiums	94,491	70,374
Reinsurance receivables (net of valuation allowance: 2006 - $8,630; 2005 - $8,291)	919,875	954,057
Deferred income taxes, net	26,469	18,899
Deferred acquisition costs	20,871	20,541
Other assets	73,417	68,188
Total assets	$1,654,667	$1,621,328

Liabilities:
Unpaid losses and loss adjustment expenses	$1,126,708	$1,142,864
Unearned premiums	197,811	173,432
Payable to affiliates	2,806	11,892
Long-term debt	10,000	10,000
Accounts payable, accrued expenses and other liabilities	84,413	57,968
Funds held under reinsurance treaties	10,220	9,059
Dividends to policyholders	2,670	2,671
Total liabilities	1,434,628	1,407,886

Commitments and contingencies (Note 7)

Shareholder's Equity:
Common Stock, $10 par value
(2,000,000 shares authorized; 611,630 shares issued and outstanding)	6,116	6,116
Additional paid-in capital	48,803	48,803
Retained earnings	166,224	157,380
Accumulated other comprehensive income (loss)	(1,104)	1,143
Total shareholder's equity	220,039	213,442
Total liabilities and shareholder's equity	$1,654,667	$1,621,328

See accompanying notes to the financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF OPERATIONS

(in thousands)	2006	2005	2004

Revenues:
Net premiums written	$214,983	$220,317	$205,305
Change in net unearned premiums	(262)	(10,290)	38,729
Net premiums earned	214,721	210,027	244,034
Net investment income	16,408	14,747	14,786
Net realized investment gains	865	3,446	2,660
Other revenues	1,046	1,011	1,691
Total revenues	233,040	229,231	263,171

Losses and Expenses:
Losses and loss adjustment expenses	153,845	153,192	183,657
Acquisition expenses	42,612	41,518	50,728
Operating expenses	20,681	19,756	21,297
Dividends to policyholders	1,142	1,935	1,712
Interest expense	978	226	-
Total losses and expenses	219,258	216,627	257,394
Income before income taxes	13,782	12,604	5,777
Income tax expense	4,938	5,328	2,920
Net income	$8,844	$7,276	$2,857

See accompanying notes to the financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$8,844	$7,276	$2,857
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Deferred income tax expense (benefit)	(6,360)	1,807	2,525
Net realized investment gains	(865)	(3,446)	(2,660)
Depreciation and amortization	3,879	5,744	5,985
Change in:
Premiums receivable and unearned premiums, net	18,883	11,954	(29,672)
Prepaid reinsurance premiums	(24,117)	(6,658)	32,050
Reinsurance receivables	34,182	43,010	13,671
Unpaid losses and loss adjustment expenses	(16,156)	(57,681)	(32,978)
Funds held under reinsurance treaties	1,161	534	5,474
Deferred acquisition costs	(330)	(1,951)	4,591
Accounts payable, accrued expenses and other liabilities	26,445	(6,617)	(19,696)
Dividends to policyholders	(1)	(915)	(1,501)
Accrued investment income	157	656	397
Other, net	(7,176)	(691)	(14,450)
Net cash flows provided by (used in) operating activities	38,546	(6,978)	(33,407)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(184,894)	(189,520)	(96,614)
Maturities and calls	47,275	36,698	47,770
Sales	131,843	130,638	93,103
Net sales (purchases) of short-term investments	(26,552)	12,252	8,448
Net redemption of affiliated preferred stock	-	-	6,000
Proceeds from other assets sold	-	-	1,600
Other, net	(1,400)	(2,576)	(3,080)
Net cash flows provided by (used in) investing activities	(33,728)	(12,508)	57,227

Cash flows from financing activities:
Advances from (to) affiliates	(9,086)	5,320	(1,169)
Dividends paid to shareholder	-	(7,000)	(8,997)
Issuance of long term debt	-	10,000	-
Debt issuance costs	-	(256)	-
Net cash flows provided by (used in) financing activities	(9,086)	8,064	(10,166)

Net increase (decrease) in cash	(4,268)	(11,422)	13,654
Cash - beginning of year	13,539	24,961	11,307
Cash - end of year	$9,271	$13,539	$24,961

Supplementary cash flow information:
Income tax paid	$5,318	$2,330	$2,915
Interest paid	$952	$80	$-

See accompanying notes to the financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2006	2005	2004

Common Stock	$6,116	$6,116	$6,116

Additional paid-in capital - Common Stock	48,803	48,803	48,803

Retained earnings:
Balance at beginning of year	157,380	157,104	164,383
Net income	8,844	7,276	2,857
Dividends declared	-	(7,000)	(10,136)
Balance at end of year	166,224	157,380	157,104

Accumulated other comprehensive income (loss):
Balance at beginning of year	1,143	6,721	9,193
Other comprehensive loss, net of tax benefit:
2006 - $1,210; 2005 - $3,003; 2004 - $1,331	(2,247)	(5,578)	(2,472)
Balance at end of year	(1,104)	1,143	6,721

Total shareholder's equity:
Balance at beginning of year	213,442	218,744	228,495
Net income	8,844	7,276	2,857
Dividends declared	-	(7,000)	(10,136)
Other comprehensive loss	(2,247)	(5,578)	(2,472)
Balance at end of year	$220,039	$213,442	$218,744

See accompanying notes to the financial statements.

PENNSYLVANIA MANUFACTURERS’ ASSOCIATION INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2006	2005	2004

Net income	$8,844	$7,276	$2,857

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Holding losses arising during the period	(1,685)	(3,338)	(743)
Less: reclassification adjustment for gains included in net income,
net of tax expense: 2006 - $303; 2005 - $1,206; 2004 - $931	(562)	(2,240)	(1,729)

Other comprehensive loss, net of tax	(2,247)	(5,578)	(2,472)

Comprehensive income	$6,597	$1,698	$385

See accompanying notes to the financial statements.

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

Under the Pooling Agreement, the Company assumes 100% of the direct premiums written by both MAICO and PMIC. Additionally, all involuntary premiums assigned to the Pooled Companies are directly assumed by the Company. The Company then makes cessions to unaffiliated reinsurers in accordance with its reinsurance treaties and practices. The remaining net premiums are then allocated to each of the Pooled Companies using the following share percentages: PMAIC 60%, MAICO 20% and PMIC 20%. Losses and loss adjustment expenses (“LAE”) incurred and other expenses incurred, except for federal income taxes and investment expenses, are allocated to the members of the Pooled Companies in the same manner.

In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. Prior to June 2004, the Pooled Companies were wholly-owned subsidiaries of PMA Capital Insurance Company (“PMACIC”), a wholly-owned insurance subsidiary of PMA Capital.

The Company writes workers’ compensation and, to a lesser extent, other standard lines of commercial insurance. Workers’ compensation net premiums written represented 90% in 2006 and 85% in 2005 and 2004 of the Company’s total net premiums written.

Approximately 91% of the Company’s business for 2006 was produced through independent agents and brokers. The Company’s operations are concentrated in its principal marketing territory in the eastern part of the United States. Economic trends in these states may not be independent of one another. The Company’s products are highly regulated by each state. For many of the Company’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms. In addition, workers’ compensation benefits are determined by statutes and regulations in each state. While the Company considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have a material adverse impact on the Company’s financial condition and results of operations.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 12% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies. The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

At December 31, 2006 and 2005, the Company held $9.1 million and $9.2 million par value of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) issued by its parent company, PMA Capital, with fair values of $10.3 million and $10.1 million, respectively. The 6.50% Convertible Debt may be converted at any time, at the Company’s option, into PMA Capital Class A Common Stock. As this conversion feature is considered an embedded derivative, the Company is required to record changes in the fair value of this component in net realized investment gains (losses). The derivative and debt components are collectively reported on the Balance Sheet and are classified as fixed maturities available for sale - affiliated.

The amortized cost and fair value of the Company’s investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2006
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$32,990	$124	$523	$32,591
States, political subdivisions and foreign government securities	2,772	189	22	2,939
Corporate debt securities	87,048	836	470	87,414
Affiliated corporate debt securities	10,176	129	-	10,305
Mortgage-backed and other asset-backed securities	219,176	511	2,473	217,214
Total fixed maturities available for sale	352,162	1,789	3,488	350,463
Short-term investments	39,255	-	-	39,255
Preferred Stock - affiliated	2	-	-	2
Total investments	$391,419	$1,789	$3,488	$389,720

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$35,320	$252	$531	$35,041
States, political subdivisions and foreign government securities	9,199	432	42	9,589
Corporate debt securities	106,608	4,886	1,114	110,380
Affiliated corporate debt securities	10,330	-	246	10,084
Mortgage-backed and other asset-backed securities	184,678	721	2,599	182,800
Total fixed maturities available for sale	346,135	6,291	4,532	347,894
Short-term investments	12,620	-	-	12,620
Preferred Stock - affiliated	2	-	-	2
Total investments	$358,757	$6,291	$4,532	$360,516

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2006
Less than 1 year	38	$108.8	$109.4	$(0.6)	99%
Greater than 1 year	37	32.3	33.8	(1.5)	96%
U.S. Treasury and Agency securities	49	72.4	73.8	(1.4)	98%
Total	124	$213.5	$217.0	$(3.5)	98%

December 31, 2005
Less than 1 year	76	$75.0	$76.7	$(1.7)	98%
Greater than 1 year	23	14.1	14.8	(0.7)	95%
U.S. Treasury and Agency securities	65	97.2	99.3	(2.1)	98%
Total	164	$186.3	$190.8	$(4.5)	98%

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2007	$12,431	$12,269
2008-2011	80,668	81,042
2012-2016	17,438	16,889
2017 and thereafter	22,449	23,049
Mortgage-backed and other asset-backed securities	219,176	217,214
	$352,162	$350,463

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Fixed maturities	$16,757	$16,539	$17,342
Fixed maturities - affiliated	710	182	-
Short-term investments	1,007	573	396
Preferred dividends from affiliates	-	-	360
Other	1,064	875	450
Total investment income	19,538	18,169	18,548
Investment expenses	(1,544)	(1,595)	(1,571)
Interest on funds held	(1,586)	(1,827)	(2,191)
Net investment income	$16,408	$14,747	$14,786

Net realized investment gains consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Realized gains	$3,378	$5,284	$2,893
Realized losses	(2,513)	(1,838)	(233)
Total net realized investment gains	$865	$3,446	$2,660

Included in realized losses for 2006 were losses of $247,000 related to the decrease in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in realized gains for 2005 were realized gains of $313,000 related to the increase in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in the realized losses for 2005 were impairment losses of $532,000, which relate to two auto manufacturers. Realized losses in 2004 reflected sales reducing the Company’s per issuer exposure and general duration management trades and realized losses of $112,000 on sales of securities where the Company reduced and/or eliminated its positions in certain issuers due to credit concerns. The write-downs were measured based on public market prices at the time when the Company determined the decline in value was other than temporary.

On December 31, 2006, the Company had securities with a total amortized cost of $25.1 million and fair value of $24.8 million on deposit with various governmental authorities, as required by law. The securities on deposit are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2006	2005	2004

Balance at January 1	$1,142,864	$1,200,545	$1,233,523
Less: reinsurance recoverable on unpaid losses and LAE	919,728	955,848	987,579
Net balance at January 1	223,136	244,697	245,944
Losses and LAE incurred, net:
Current year, net of discount	148,672	148,874	178,990
Accretion of prior years' discount	5,173	4,318	4,667
Total losses and LAE incurred, net	153,845	153,192	183,657
Losses and LAE paid, net:
Current year	(35,275)	(32,377)	(51,064)
Prior years	(103,245)	(142,376)	(133,840)
Total losses and LAE paid, net	(138,520)	(174,753)	(184,904)
Net balance at December 31	238,461	223,136	244,697
Reinsurance recoverable on unpaid losses and LAE	888,247	919,728	955,848
Balance at December 31	$1,126,708	$1,142,864	$1,200,545

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

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2006 and 2005 were $184.4 million and $163.2 million, net of discount of $8.5 million and $7.0 million, respectively. The discount rate used was approximately 5% at December 31, 2006 and 2005.

The Company’s loss reserves were stated net of salvage and subrogation of $12.6 million and $14.5 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, 2005 and 2004, gross reserves for asbestos-related losses were $17.3 million, $22.3 million and $23.4 million, respectively ($5.9 million, $7.6 million and $7.8 million, net of reinsurance, respectively). Of the net asbestos reserves, approximately $4.0 million, $6.1 million and $6.2 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, 2005 and 2004, gross reserves for environmental-related losses were $11.9 million, $14.0 million and $14.9 million, respectively ($1.8 million, $2.5 million and $3.3 million, net of reinsurance, respectively). Of the net environmental reserves, approximately $616,000, $948,000 and $1.6 million related to IBNR losses at December 31, 2006, 2005 and 2004, respectively. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. Coverage issues in cases in which the Company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2006, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2006	2005	2004

Written premiums:
Direct	$279,583	$255,873	$249,553
Assumed	177,719	167,858	173,820
Ceded	(242,319)	(203,414)	(218,068)
Net	$214,983	$220,317	$205,305
Earned premiums:
Direct	$261,435	$241,895	$303,493
Assumed	171,088	163,689	190,658
Ceded	(217,802)	(195,557)	(250,117)
Net	$214,721	$210,027	$244,034
Losses and LAE:
Direct	$197,002	$182,622	$233,554
Assumed	124,283	144,030	172,398
Ceded	(167,440)	(173,460)	(222,295)
Net	$153,845	$153,192	$183,657

In September 2006, the Company and MAICO entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates. The Company cedes 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A.M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A.M. Best financial strength rating. The Company has further mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust. The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement. Total direct premiums written under this agreement were $14.8 million for 2006.

At December 31, 2006, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder’s equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Trabaja Reinsurance Company (1)	$134,955	$130,064
PXRE Reinsurance Company	105,035	60,804
Imagine International Reinsurance, Ltd.	70,091	67,384
Houston Casualty Company	58,674	-
Hannover Ruckversicherungs AG	43,459	-
Munich Reinsurance America, Inc. and affiliate (2)	29,404	-
QBE Reinsurance Corporation	27,605	-
Swiss Reinsurance America Corporation and affiliates (3)	24,934	4,430
Partner Reinsurance Company of the U.S.	24,163	-
Toa-Re Insurance Company of America	17,262	-
Employers Mutual Casualty Company	16,740	-
Franchise Insurance Group	14,950	14,950
Odyssey Re and affiliates (4)	13,978	-
Berkley Insurance Company	13,038	105
(1)   A member of the London Reinsurance Group.
(2)   Includes Munich Reinsurance America, Inc. ($29.3 million) and American Alternative Insurance Company ($100,000).
(3)	Includes Swiss Reinsurance America Corporation ($4.4 million), GE Reinsurance Corporation ($15.2 million) and other affiliated entities ($5.3 million).
(4)	Includes Odyssey America Reinsurance Corporation ($1.1 million), ClearWater Insurance Company ($8.4 million) and TIG Insurance Corporation of America ($4.6 million).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs. In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the Commonwealth of Pennsylvania, the Company’s state of domicile. At December 31, 2006 and 2005, the Company’s reinsurance receivables of $919.9 million and $954.1 million were supported by $383.0 million and $411.5 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2006, approximately 89% was recoverable from reinsurers rated “A-” or better by A.M. Best.

The Company has recorded reinsurance receivables of $13.9 million at December 31, 2006, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”). See Note 5 to the PMA Capital Consolidated Financial Statements for additional information regarding Trabaja.

Pursuant to the Pooling Agreement, the Company assumes 100% of the direct premiums written by both MAICO and PMIC and all involuntary premiums assigned to the Pooled Companies are directly assumed by the Company. The Company then makes cessions to unaffiliated reinsurers in accordance with its reinsurance treaties and practices. The remaining net premiums are then allocated to each of the Pooled Companies using the following share percentages: PMAIC 60%, MAICO 20%, and PMIC 20%. At December 31, 2006, reinsurance receivables under the Pooling Agreement were $159.0 million.

Note 6. Debt

In September 2005, the Company issued $10.0 million of Floating Rate Surplus Notes due 2035 (“Surplus Notes”). The Surplus Notes may be redeemed in whole or in part on or after November 2, 2010. The Surplus Notes bear interest at an annual rate equal to the three-month London InterBank Offered Rate (“LIBOR”) plus 4.5%. At December 31, 2006, the interest rate on the Surplus Notes was 9.87%. All payments of interest and principal on these notes are subject to the prior approval of the Pennsylvania Insurance Department. During 2005, the Company used the $9.7 million net proceeds to purchase, in the open market, $9.2 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt.

Note 7. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancelable operating leases. Future minimum net operating lease obligations as of December 31, 2006 are as follows:

(dollar amounts in thousands)	Facilities	Office equipment and autos	Total operating leases
2007	$3,152	$1,911	$5,063
2008	2,691	1,015	3,706
2009	2,047	463	2,510
2010	1,454	64	1,518
2011	971	-	971
2012 and thereafter	1,440	-	1,440
	$11,755	$3,453	$15,208

Total expenses incurred under operating leases were $3.7 million in 2006 and $4.1 million for both 2005 and 2004.

In the event a property and casualty insurer operating in a jurisdiction where the Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of December 31, 2006 and 2005, the Company had recorded liabilities of $3.8 million and $2.8 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity. For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity. See Note 5 for information regarding disputed reinsurance receivables.

Note 8. Shareholder’s Equity

The Company has 2,000,000 shares of Common Stock, $10 par value per share authorized, of which 611,630 shares were issued and outstanding as of December 31, 2006 and 2005. The Company also has 5,000 shares of undesignated Preferred Stock, $1,000 par value per share authorized. There were no shares of Preferred Stock issued or outstanding.

The Company’s ability to pay dividends to PMA Capital is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. Prior to June 2004, the Company was wholly-owned by PMACIC. In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies, previously subsidiaries of PMACIC, to become direct, wholly-owned subsidiaries of PMA Capital.

The Company paid $7.0 million and $10.1 million in dividends to PMA Capital in 2005 and 2004. The $10.1 million dividend in 2004 consisted of a cash payment of $9.0 million and $1.1 million in the form of a partnership interest. The Company did not pay any dividends to PMA Capital in 2006. As of December 31, 2006, the Company can pay a maximum of $19.6 million in dividends to PMA Capital during 2007 without the prior approval of the Pennsylvania Insurance Department.

Note 9. Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance contracts, are excluded from this disclosure.

Note 10.  Income Taxes

The components of the federal income tax expense were:

(dollar amounts in thousands)	2006	2005	2004

Current	$11,298	$3,521	$395
Deferred	(6,360)	1,807	2,525
Income tax expense	$4,938	$5,328	$2,920

Reconciliations between the total income tax expense and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2006	2005	2004

Federal income tax expense at the statutory rate	$4,824	$4,412	$2,022
Reversal of income tax accruals	-	-	(56)
Affiliate intercompany dividends	103	69	(126)
Affiliate reinsurance	-	845	993
Other	11	2	87
Income tax expense	$4,938	$5,328	$2,920

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2006	2005

Affiliate reinsurance	$9,069	$3,438
Unearned premiums	7,232	7,214
Postretirement benefit obligation	6,433	6,185
Discounting of unpaid losses and LAE	6,055	5,353
Allowance for uncollectible accounts	4,160	4,041
Guaranty funds and other assessments	1,405	1,835
Unrealized depreciation of investments	595	-
Other	2,095	1,437
Gross deferred tax assets	37,044	29,503
Deferred acquisition costs	(7,305)	(7,189)
Capitalized software	(1,555)	(1,144)
Unrealized appreciation of investments	-	(616)
Other	(1,715)	(1,655)
Gross deferred tax liabilities	(10,575)	(10,604)
Net deferred tax assets	$26,469	$18,899

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

The Company had net expenses for the qualified and non-qualified defined benefit pension plans of $252,000 for 2006 and $2.3 million for both 2005 and 2004. In 2005, PMA Capital decided to “freeze” its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Expenses for other postretirement benefit plans totaled $457,000, $368,000 and $359,000 for 2006, 2005 and 2004, respectively.

The Company also participates in voluntary defined contribution savings plans, covering substantially all employees, sponsored by PMA Capital. Effective January 1, 2006, PMA Capital’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions. Specifically, these plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 5% of compensation and, effective January 1, 2006, an aged-based company contribution. Contributions expensed under these plans were $2.8 million in 2006 and $1.3 million in both 2005 and 2004.

Note 12.  Transactions with Related Parties

In 2006, the Company received a $3.4 million principal payment from PMA Capital as part of the $35 million debt redemption on its 6.50% Convertible Debt. See Note 6 to the PMA Capital Consolidated Financial Statements for additional information regarding the $35 million debt redemption completed by PMA Capital.

In 2006 and 2005, the Company purchased, in the open market, $3.3 million and $9.2 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt. The Company paid $3.7 million in 2006 and $10.0 million in 2005 for these bond purchases, exclusive of accrued interest. As the derivative component of the bonds was already reflected in the invested asset balance, the purchase activity did not result in any significant realized gain or loss.

In 2005 and 2004, the Company declared and paid cash dividends to PMA Capital of $7.0 million and $9.0 million, respectively. In 2004, the Company also paid dividends in the form of a partnership interest of $1.1 million. The Company did not declare nor pay any dividends to PMA Capital in 2006.

During 2004, the Company purchased $500,000 in notes from Mid-Atlantic States Investment Company, an affiliate. This amount is included in other assets on the Balance Sheet as of December 31, 2004. The $500,000 in notes outstanding at December 31, 2004 was paid in full in September 2005.

During 2004, the Company purchased $872,000 in notes from PMA Re Management Company, an affiliate. This amount is included in other assets on the Balance Sheet as of December 31, 2004. The $872,000 in notes outstanding at December 31, 2004 was paid in full in March 2005.

In 2004, the Pooled Companies ceded workers’ compensation business to Pennsylvania Manufacturers’ International Insurance Limited (“PMII”), a Bermuda affiliate engaged in reinsuring alternative market products offered by the Pooled Companies. Premiums ceded to PMII were $5.8 million in 2004.

The Pooled Companies also ceded workers’ compensation and other business to PMA Insurance SPC, Cayman (“SPC Cayman”), an affiliated holding company domiciled in the Cayman Islands. Premiums ceded to SPC Cayman were $2.7 million, $2.9 million and $29.9 million in 2006, 2005 and 2004, respectively. Losses ceded to SPC Cayman were $1.3 million, $1.7 million and $21.6 million in 2006, 2005 and 2004, respectively.

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

SAP net income for the Company was $1.9 million, $6.8 million and $11.0 million for 2006, 2005 and 2004, respectively. SAP capital and surplus for the Company was $196.7 million, $193.2 million and $183.8 million as of December 31, 2006, 2005 and 2004, respectively.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department, which has adopted Codification as the basis of its statutory accounting practices. However, Pennsylvania has retained the prescribed practice of non-tabular discounting of unpaid losses and LAE for workers’ compensation, which was not permitted under Codification. This prescribed accounting practice increased statutory capital and surplus by $156,000 at December 31, 2004 over what it would have been had the prescribed practice not been allowed. As of December 31, 2005, the Company no longer utilizes non-tabular discounting for its net unpaid losses and LAE for workers’ compensation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pennsylvania Manufacturers’ Association Insurance Company
Blue Bell, Pennsylvania

We have audited the accompanying balance sheets of Pennsylvania Manufacturers’ Association Insurance Company (the Company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, shareholder’s equity, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2004 financial statements were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pennsylvania Manufacturers’ Association Insurance Company:

We have audited the accompanying statements of operations, cash flows, shareholder’s equity, and comprehensive income of Pennsylvania Manufacturers’ Association Insurance Company (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
June 10, 2005

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2006	2005

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2006 - $174,678; 2005 - $348,436)	$167,995	$338,635
Fixed maturities available for sale - affiliated, at fair value (amortized cost:
2006 - $11,492; 2005 - $18,305)	11,723	18,030
Short-term investments	23,144	22,845
Total investments	202,862	379,510

Cash	4,504	11,970
Accrued investment income	4,161	5,542
Premiums receivable (net of valuation allowance of $200)	11,817	15,450
Reinsurance receivables (net of valuation allowance of $4,261)	423,943	469,712
Deferred income taxes, net	24,404	25,377
Funds held by reinsureds	82,307	106,781
Receivables from affiliates	7,713	10,219
Other assets	64,431	64,783
Total assets	$826,142	$1,089,344

Liabilities:
Unpaid losses and loss adjustment expenses	$533,518	$703,613
Accounts payable, accrued expenses and other liabilities	47,392	47,584
Funds held under reinsurance treaties	115,947	136,737
Total liabilities	696,857	887,934

Commitments and contingencies (Note 6)

Shareholder's Equity:
Common Stock, $10 par value
(2,000,000 shares authorized; 500,000 shares issued and outstanding)	5,000	5,000
Additional paid-in capital	120,125	193,625
Retained earnings	8,202	9,197
Accumulated other comprehensive loss	(4,042)	(6,412)
Total shareholder's equity	129,285	201,410
Total liabilities and shareholder's equity	$826,142	$1,089,344

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	2006	2005	2004

Revenues:
Net premiums written	$13,916	$16,249	$(67,737)
Change in net unearned premiums	(3,884)	(44)	152,427
Net premiums earned	10,032	16,205	84,690
Net investment income	5,294	12,457	16,570
Net realized investment gains (losses)	(2,635)	1,649	4,381
Total revenues	12,691	30,311	105,641

Losses and Expenses:
Losses and loss adjustment expenses	(2,221)	34,689	70,383
Acquisition expenses	2,853	6,197	27,858
Operating expenses	12,334	13,723	17,665
Dividends to policyholders	996	1,676	994
Total losses and expenses	13,962	56,285	116,900
Loss before income taxes and income of discontinued operations	(1,271)	(25,974)	(11,259)
Income tax expense (benefit)	(276)	(5,273)	30,126
Loss before income of discontinued operations	(995)	(20,701)	(41,385)
Income from discontinued operations, net of tax expense:
2004 - $4,800	-	-	5,654
Net loss	$(995)	$(20,701)	$(35,731)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net loss	$(995)	$(20,701)	$(35,731)
Less: Income from discontinued operations	-	-	5,654
Loss before income from discontinued operations	(995)	(20,701)	(41,385)
Adjustments to reconcile loss before income from discontinued
operations to net cash flows used in operating activities:
Deferred income tax expense (benefit)	(276)	(5,273)	30,126
Net realized investment (gains) losses	2,635	(1,649)	(4,381)
Depreciation and amortization	1,778	5,265	11,994
Change in:
Premiums receivable and unearned premiums, net	3,633	2,764	(83,560)
Reinsurance receivables	45,769	35,858	122,119
Unpaid losses and loss adjustment expenses	(170,095)	(237,763)	(428,005)
Funds held by reinsureds	24,474	6,820	1,880
Funds held under reinsurance treaties	(20,790)	(56,084)	(182,530)
Accrued investment income	1,381	2,508	4,340
Accounts payable, accrued expenses and other liabilities	(192)	29,356	(84,193)
Other, net	1,879	(16,124)	76,383
Net cash flows used in operating activities	(110,799)	(255,023)	(577,212)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(10,589)	(98,748)	(296,867)
Maturities and calls	57,656	94,189	153,161
Sales	127,041	235,642	616,649
Net sales of short-term investments	219	22,623	42,600
Proceeds from other assets sold	-	4,250	31,818
Redemption of affiliated preferred stock	-	-	8,000
Other, net	-	-	(478)
Net cash flows provided by investing activities	174,327	257,956	554,883

Cash flows from financing activities:
Extraordinary dividend paid to shareholder	(73,500)	-	-
Advances from affiliates	2,506	3,057	16,008
Discontinued operations	-	-	(12,751)
Net cash flows provided by (used in) financing activities	(70,994)	3,057	3,257

Net increase (decrease) in cash	(7,466)	5,990	(19,072)
Cash - beginning of year	11,970	5,980	25,052
Cash - end of year	$4,504	$11,970	$5,980

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)	2006	2005	2004

Common Stock	$5,000	$5,000	$5,000

Additional paid-in capital:
Balance at beginning of year	193,625	193,625	540,240
Extraordinary dividend declared to shareholder	(73,500)	-	-
Dividend of discontinued operations	-	-	(346,615)
Balance at end of year	120,125	193,625	193,625

Retained earnings:
Balance at beginning of year	9,197	29,898	75,355
Net loss	(995)	(20,701)	(35,731)
Dividend of discontinued operations	-	-	(9,726)
Balance at end of year	8,202	9,197	29,898

Accumulated other comprehensive income (loss):
Balance at beginning of year	(6,412)	757	31,808
Other comprehensive income (loss), net of tax expense (benefit):
2006 - $1,276; 2005 - ($3,860); 2004 - ($14,996)	2,370	(7,169)	(27,849)
Dividend of discontinued operations	-	-	(3,202)
Balance at end of year	(4,042)	(6,412)	757

Total shareholder's equity:
Balance at beginning of year	201,410	229,280	652,403
Net loss	(995)	(20,701)	(35,731)
Extraordinary dividend declared to shareholder	(73,500)	-	-
Dividend of discontinued operations	-	-	(359,543)
Other comprehensive income (loss)	2,370	(7,169)	(27,849)
Balance at end of year	$129,285	$201,410	$229,280

See accompanying notes to the consolidated financial statements.

PMA CAPITAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2006	2005	2004

Net loss	$(995)	$(20,701)	$(35,731)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	645	(5,267)	(21,986)
Less: reclassification adjustment for (gains) losses included in net loss, net of tax (expense) benefit: 2006 - $922;
2005 - ($577); 2004 - ($1,533)	1,713	(1,072)	(2,848)
Total unrealized gains (losses) on securities	2,358	(6,339)	(24,834)

Foreign currency translation gains (losses), net of tax expense (benefit):
2006 - $6; 2005 - ($447); 2004 - ($1,623)	12	(830)	(3,015)

Other comprehensive income (loss), net of tax	2,370	(7,169)	(27,849)

Comprehensive income (loss)	$1,375	$(27,870)	$(63,580)

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Business Description and Basis of Presentation

The accompanying consolidated financial statements include the accounts of PMA Capital Insurance Company and its subsidiaries (collectively referred to as “PMA Capital Insurance Company” or the “Company”). The subsidiaries include the accounts of PMA Holdings Ltd. (“PMAH Bermuda”) and Pennsylvania Manufacturers’ International Insurance Ltd. (“PMII”), a wholly-owned subsidiary of PMAH Bermuda. The Company is a wholly-owned subsidiary of PMA Capital Corporation (“PMA Capital”).

Prior to June 2004, the Company also owned Pennsylvania Manufacturers’ Association Insurance Company (“PMAIC”), Manufacturers Alliance Insurance Company (“MAICO”) and Pennsylvania Manufacturers Indemnity Company (“PMIC”), which comprise The PMA Insurance Group, or the “Pooled Companies.” In June 2004, the Pennsylvania Insurance Department approved the application for the Pooled Companies to become direct, wholly-owned subsidiaries of PMA Capital. In its Order approving the transfer of all of the common stock of the Pooled Companies from the Company to PMA Capital, the Pennsylvania Insurance Department prohibited the Company from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital in 2004 and 2005. As a result of this change in ownership, the financial information for the Pooled Companies is presented in the consolidated financial statements as Discontinued Operations. See Note 7 for additional information.

The Company formerly offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers. The Company withdrew from the reinsurance business in November 2003 and from its former excess and surplus lines business, served by Caliber One Indemnity Company, in May 2002.

PMAH Bermuda, a holding company which conducts business through its subsidiary PMII, offers alternative risk funding programs to various insureds.

Note 2. Summary of Significant Accounting Policies

See Note 2 to the PMA Capital Consolidated Financial Statements.

Note 3. Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations. In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 13% of invested assets at December 31, 2006. Included in this industry segment are diverse financial institutions, including banks and insurance companies. The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

At December 31, 2006 and 2005, the Company held $10.3 million and $16.5 million par value of 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) issued by its parent company, PMA Capital, with fair values of $11.7 million and $18.0 million, respectively. The 6.50% Convertible Debt may be converted at any time, at the Company’s option, into PMA Capital Class A Common Stock. As this conversion feature is considered an embedded derivative, the Company is required to record changes in the fair value of this component in net realized investment gains (losses). The derivative and debt components are collectively reported on the Balance Sheet and are classified as fixed maturities available for sale - affiliated.

The amortized cost and fair value of the Company’s investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2006
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$43,435	$296	$1,054	$42,677
States, political subdivisions and foreign government securities	355	-	15	340
Corporate debt securities - non-affiliated	47,621	19	1,091	46,549
Affiliated corporate debt securities	11,492	231	-	11,723
Mortgage-backed and other asset-backed securities	83,267	63	4,901	78,429
Total fixed maturities available for sale	186,170	609	7,061	179,718
Short-term investments	23,144	-	-	23,144
Total investments	$209,314	$609	$7,061	$202,862

December 31, 2005
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$97,739	$525	$2,259	$96,005
States, political subdivisions and foreign government securities	3,891	5	69	3,827
Corporate debt securities - non-affiliated	96,719	230	2,168	94,781
Affiliated corporate debt securities	18,305	-	275	18,030
Mortgage-backed and other asset-backed securities	150,087	390	6,455	144,022
Total fixed maturities available for sale	366,741	1,150	11,226	356,665
Short-term investments	22,845	-	-	22,845
Total investments	$389,586	$1,150	$11,226	$379,510

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2006
Less than 1 year	23	$4.9	$5.0	$(0.1)	98%
Greater than 1 year	141	101.6	107.3	(5.7)	95%
U.S. Treasury and Agency securities	52	46.0	47.3	(1.3)	97%
Total	216	$152.5	$159.6	$(7.1)	96%

December 31, 2005
Less than 1 year	146	$88.1	$89.6	$(1.5)	98%
Greater than 1 year	118	126.6	133.8	(7.2)	95%
U.S. Treasury and Agency securities	107	107.8	110.3	(2.5)	98%
Total	371	$322.5	$333.7	$(11.2)	97%

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2007	$22,730	$22,459
2008-2011	44,313	43,209
2012-2016	21,111	20,474
2017 and thereafter	14,749	15,147
Mortgage-backed and other asset-backed securities	83,267	78,429
	$186,170	$179,718

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Fixed maturities	$9,686	$20,357	$31,555
Fixed maturities - affiliated	1,110	244	-
Short-term investments	1,312	1,032	1,637
Other	991	747	925
Total investment income	13,099	22,380	34,117
Investment expenses	(362)	(652)	(1,443)
Interest on funds held for retrocessional agreements	(12,091)	(13,774)	(15,836)
Interest on deposit accounting	-	-	(2,294)
Other interest on funds held, net	4,648	4,503	2,026
Net investment income	$5,294	$12,457	$16,570

Net realized investment gains (losses) consisted of the following:

(dollar amounts in thousands)	2006	2005	2004

Realized gains	$418	$3,086	$13,712
Realized losses	(3,053)	(2,087)	(4,434)
Foreign exchange gain (loss)	-	650	(4,897)
Total net realized investment gains (losses)	$(2,635)	$1,649	$4,381

Included in realized losses for 2006 were losses of $286,000 related to the decrease in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in realized gains for 2005 were realized gains of $299,000 related to the increase in the fair value of the embedded derivative in the affiliated 6.50% Convertible Debt. Included in realized losses for 2005 and 2004 were impairment losses of $258,000 and $333,000, respectively. The impairment losses for 2005 related to securities issued by an auto manufacturer and a retail department store. The impairment loss for 2004 related to one asset-backed security. The write-downs were measured based on public market prices at the time when the Company determined the decline in value was other than temporary.

On December 31, 2006, the Company had securities with a total amortized cost of $13.2 million and fair value of $13.3 million on deposit with various governmental authorities, as required by law. In addition, the Company had securities with a total amortized cost of $19.1 million and fair value of $18.9 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Company. The securities held on deposit or in trust are included in fixed maturities on the Balance Sheet.

Note 4. Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2006	2005	2004

Balance at January 1	$703,613	$941,376	$1,369,381
Less: reinsurance recoverable on unpaid losses and LAE	434,766	515,667	624,204
Net balance at January 1	268,847	425,709	745,177
Losses and LAE incurred, net:
Current year, net of discount	5,394	8,580	82,877
Prior years	(6,285)	28,552	(12,809)
Accretion of prior years' discount	410	386	315
Net losses ceded - retroactive reinsurance	(1,740)	(2,829)	-
Total losses and LAE incurred, net	(2,221)	34,689	70,383
Losses and LAE paid, net:
Current year	(1,456)	(832)	(36,827)
Prior years	(124,863)	(190,719)	(353,024)
Total losses and LAE paid, net	(126,319)	(191,551)	(389,851)
Net balance at December 31	140,307	268,847	425,709
Reinsurance recoverable on unpaid losses and LAE	393,211	434,766	515,667
Balance at December 31	$533,518	$703,613	$941,376

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company. Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy. The Company’s major long-tail lines include its casualty reinsurance business. In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are subject to more unforeseen development and uncertainty. As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends. Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation of certain reinsurance and retrocessional contracts occurring in 2006 and 2005. The effect on the Company’s results of operations of the commutations in 2006 is discussed below. Commutations did not have a material effect on the Company’s results of operations for 2005 or 2004.

(dollar amounts in thousands)	2006	2005
Assets:
Funds held by reinsureds	$(24,931)	$(4,163)

Liabilities:
Unpaid losses and loss adjustment expenses	$(28,455)	$(85,384)
Other liabilities	(3,185)	(3,347)
Funds held under reinsurance treaties	-	(219)

During 2006, the Company recorded $6.3 million in favorable prior year loss development, primarily due to commutations of structured reinsurance treaties with some of its ceding companies. The Company does not typically record favorable prior year loss development on commutations unless the treaties are structured reinsurance, where IBNR reserves are directly attributable to a treaty.

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

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2006 and 2005 were $47.8 million and $68.6 million, net of discount of $22.2 million and $25.1 million, respectively. The discount rate used was approximately 5% at December 31, 2006 and 2005.

The Company’s loss reserves were stated net of salvage and subrogation of $419,000 and $1.6 million at December 31, 2006 and 2005, respectively.

On December 6, 2004, a jury in the New York trial regarding the insurance coverage for the World Trade Center rendered a verdict that the September 11, 2001 attack on the World Trade Center constituted two occurrences under the policies issued by certain insurers. An appeals court affirmed this decision on October 18, 2006. During 2005, the Company incurred and paid $1.3 million of losses as a result of this verdict. The Company has not received any further notices from the ceding companies that utilized it as a retrocessionaire as a result of this decision. The Company does not believe that this decision will have a material impact on its financial condition or results of operations.

At December 31, 2006, 2005 and 2004, gross reserves for asbestos-related losses were $5.9 million, $4.6 million and $4.5 million, respectively ($825,000, $560,000 and $900,000 net of reinsurance, respectively). Of the net asbestos reserves, approximately $38,000 at December 31, 2006, 2005 and 2004 related to IBNR losses.

At December 31, 2006, 2005 and 2004, gross reserves for environmental-related losses were $1.5 million, $1.3 million and $1.3 million, respectively ($1.1 million, $900,000 and $900,000, net of reinsurance, respectively). Of the net environmental reserves, approximately $373,000 at December 31, 2006, 2005 and 2004 related to IBNR losses. All incurred asbestos and environmental losses were for accident years 1986 and prior.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards. Management believes that its reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues. Coverage issues in cases in which the Company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage. Therefore, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2006. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2006, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Note 5. Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2006	2005	2004

Written premiums:
Direct	$(48)	$197	$43
Assumed	14,050	18,471	(64,244)
Ceded	(86)	(2,419)	(3,536)
Net	$13,916	$16,249	$(67,737)
Earned premiums:
Direct	$(48)	$208	$113
Assumed	10,166	18,603	110,144
Ceded	(86)	(2,606)	(25,567)
Net	$10,032	$16,205	$84,690
Losses and LAE:
Direct	$6,552	$37,200	$1,034
Assumed	406	26,023	57,851
Ceded	(9,179)	(28,534)	11,498
Net	$(2,221)	$34,689	$70,383

The Company maintains reinsurance agreements with High Mountain Reinsurance, Ltd. (“High Mountain”), a wholly-owned subsidiary of Mid-Atlantic States Investment Company (“MASIC”), which is a wholly-owned subsidiary of PMA Capital. See Note 12 for income statement impacts of these agreements.

In 2004, the Company purchased reinsurance covering potential adverse loss development of its loss and LAE reserves. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. During 2004, the Company incurred $6.0 million in ceded premiums for this agreement. During the first quarter of 2005, the Company ceded $30 million in losses and LAE under this agreement. See Note 4 for additional information about prior year loss reserve development recorded in 2005. Because the coverage is retroactive, the Company deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $25.4 million at December 31, 2006, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain reduced loss and loss adjustment expenses by $1.7 million in 2006 and $2.8 million in 2005. As of December 31, 2006, the Company also had $25.8 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts. The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $7.5 million at December 31, 2006.

At December 31, 2006, the Company had $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

At December 31, 2006, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholder’s equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Swiss Reinsurance America Corporation and affiliates (1)	$138,167	$5,328
St. Paul Travelers and affiliates (2)	61,066	48,402
Essex Insurance Company	24,227	-
Federal Insurance Company	13,136	8
Imagine International Reinsurance, Ltd.	13,000	13,000
The London Reinsurance Group and affiliate (3)	9,659	9,647

(1)  Includes Swiss Reinsurance America Corporation ($136.5 million) and GE Reinsurance Corporation ($1.6 million).
(2)  Includes St. Paul Fire and Marine Insurance Company ($51.4 million) and Mountain Ridge Insurance Company ($9.7 million).
(3)  Includes London Life & General Reinsurance Company ($9.6 million).

The Company performed credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. Reinsurers that failed to meet the Company’s standards were excluded from the Company’s reinsurance programs. In addition, the Company required collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions. At December 31, 2006 and 2005, the Company’s reinsurance receivables of $423.9 million and $469.7 million were supported by $177.7 million and $238.0 million of collateral. Of the uncollateralized reinsurance receivables as of December 31, 2006, approximately 97% was recoverable from reinsurers rated “A-” or better by A.M. Best.

Note 6. Commitments and Contingencies

The Company leases certain facilities and office equipment under non-cancelable operating leases. Future minimum net operating lease obligations as of December 31, 2006 are as follows:

(dollar amounts in thousands)	Facilities	Office equipment	Total operating leases

2007	$473	$104	$577
2008	473	73	546
2009	473	1	474
2010	473	-	473
2011	471	-	471
2012 and thereafter	-	-	-
	$2,363	$178	$2,541

Total expenses incurred under operating leases were $879,000, $882,000 and $1.3 million for 2006, 2005 and 2004, respectively.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity. For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 4. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

See Note 4 for information regarding losses related to the September 11, 2001 attack on the World Trade Center.

Note 7. Shareholder’s Equity

The Company has 2,000,000 shares of Common Stock, $10 par value per share authorized, of which 500,000 shares were issued and outstanding as of December 31, 2006 and 2005.

In June 2004, the Pennsylvania Insurance Department (the “Department”) approved the application for the Pooled Companies, previously subsidiaries of the Company, to become direct, wholly-owned subsidiaries of PMA Capital. However, in its Order approving the transfer of the Pooled Companies from the Company to PMA Capital, the Department prohibited the Company from declaring or paying any dividends, return of capital or any other types of distributions to PMA Capital in 2004 and 2005. Under the terms of the Order, the Company was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return capital, the Company’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”). In 2006, the Department approved PMA Capital’s request for an “extraordinary” dividend in the amount of $73.5 million from the Company. In 2007, the Company may declare and pay ordinary dividends without the prior approval of the Department and is permitted to request an “extraordinary” dividend. Such “extraordinary” dividend must be approved by the Department prior to payment. At December 31, 2006, the Company’s risk-based capital ratio was 506% of Authorized Control Level Capital.

Note 8. Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the carrying amounts for the Company’s financial instruments approximated their estimated fair value. The Company measures the fair value of fixed maturities based upon quoted market prices or by obtaining quotes from dealers. Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

Note 9. Income Taxes

The components of the federal income tax expense (benefit) were:

(dollar amounts in thousands)	2006	2005	2004

Current	$-	$-	$-
Deferred	(276)	(5,273)	30,126
Income tax expense (benefit)	$(276)	$(5,273)	$30,126

Reconciliations between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2006	2005	2004

Federal income tax benefit at the statutory rate	$(445)	$(9,092)	$(3,941)
Affiliate reinsurance	249	474	6,538
Affiliate dividends	-	-	(183)
Change in valuation allowance	-	3,500	29,000
Change in income tax accruals	-	-	(1,815)
Other	(80)	(155)	527
Income tax expense (benefit)	$(276)	$(5,273)	$30,126

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2006	2005
Net operating loss carryforward	$77,669	$58,703
Discounting of unpaid losses and LAE	3,386	20,365
Unrealized depreciation of investments	2,288	3,527
Postretirement benefit obligation	1,935	1,762
Reinsurance recoverables	1,421	1,489
Allowance for uncollectible accounts	597	597
Depreciation	504	466
Other	4,239	6,254
Gross deferred tax assets	92,039	93,163
Valuation allowance	(57,500)	(57,500)
Deferred tax assets, net of valuation allowance	34,539	35,663
Affiliate reinsurance	(6,831)	(7,288)
Other	(3,304)	(2,998)
Gross deferred tax liabilities	(10,135)	(10,286)
Net deferred tax assets	$24,404	$25,377

At December 31, 2006, the Company had a net operating loss (“NOL”) carryforward of $221.9 million, which will expire in years 2022 through 2026. The NOL carryforward, which produces a gross deferred tax asset of $77.7 million, will be applied to reduce future taxable income of the Company.

Prior to 2004, the Company established a valuation allowance in the amount of $25 million. This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax asset related to the NOL carryforward and a portion of deductible temporary differences would not be realized. During 2004 and 2005, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Factors considered by management in this reassessment included recent losses, scheduled reversal of deferred tax liabilities and revised projections of future earnings. Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company determined it was necessary to increase the valuation allowance with respect to its net deferred tax asset by $29 million and $3.5 million in 2004 and 2005, respectively. The increases were primarily due to the future earnings projections for the Company, which were revised downward from previous projections.

The valuation allowance of $57.5 million reserves against a portion of the gross deferred tax asset related to the NOL carryforward and a portion of the deductible temporary differences for which it is more likely than not that the corresponding tax benefit will not be realized. The Company will continue to periodically assess the realizability of its net deferred tax asset.

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

The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS. In 2004, the Company reversed $1.8 million of certain tax contingency reserves recorded in prior years, due, in part, to closed examination years.

Note 10. Employee Retirement, Postretirement and Postemployment Benefits

The Company participates in each of the employee retirement, postretirement and postemployment benefit plans sponsored by PMA Capital. See Note 13 to the PMA Capital Consolidated Financial Statements for a description of these plans. The Company has no legal obligation for benefits under these plans.

The Company had expenses for the qualified and non-qualified defined benefit pension plans of $144,000, $1.3 million and $728,000 for 2006, 2005 and 2004, respectively. In 2005, PMA Capital decided to “freeze” its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005. Expenses for other postretirement benefit plans totaled $260,000, $209,000 and $112,000 for 2006, 2005 and 2004, respectively.

The Company also participates in voluntary defined contribution savings plans, covering substantially all employees, sponsored by PMA Capital. Effective January 1, 2006, PMA Capital’s 401(k) and 401(k) Excess Plans were renamed The PMA Capital Corporation Retirement Savings Plan and The PMA Capital Retirement Savings Excess Plan and were enhanced to include quarterly age-based employer contributions. Specifically, these plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 5% of compensation and, effective January 1, 2006, an aged-based company contribution. Contributions expensed under these plans were $309,000, $160,000 and $296,000 in 2006, 2005 and 2004, respectively.

Note 11. Exit Costs

As a result of the Company’s decision to exit from and run-off its reinsurance business, 103 employees have been terminated in accordance with the Company’s exit plan and 33 positions, primarily claims and financial, remain at December 31, 2006. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Company has recorded expenses of approximately $6.5 million, which included retention bonuses and severance, as of December 31, 2006, including $1.0 million, $1.4 million and $1.7 million for 2006, 2005 and 2004, respectively, and expects to record expenses of approximately $800,000 for 2007. Employee termination benefits and retention bonuses of approximately $5.6 million have been paid in accordance with this plan as of December 31, 2006, including $1.0 million in 2006, $1.3 million in 2005 and $2.8 million in 2004. Additionally, in 2004 the Company paid a $1 million fee to shorten the term of its Philadelphia office lease from fifteen years to seven and reduce the leased space by approximately 75% effective October 1, 2004.

Note 12. Transactions with Related Parties

The Company participates in service agreements with PMA Re Management Company (“PMA Re Management”) and Caliber One Management Company Inc. (“Caliber One Management”), wholly-owned subsidiaries of PMA Capital. Under the terms of these arrangements, PMA Re Management and Caliber One Management provide the Company with accounting, actuarial, administrative, claims-handling, legal, human resources and underwriting services. In return for these services, the Company reimburses PMA Re Management and Caliber One Management for all expenses attributable to the provision of such services. Under the terms of these agreements, the Company reimbursed PMA Re Management $13.5 million, $15.5 million and $23.4 million during 2006, 2005 and 2004, respectively, and Caliber One Management $949,000, $1.3 million and $2.4 million during 2006, 2005 and 2004, respectively. The Company was owed $309,000 from PMA Re Management as of December 31, 2006 and owed PMA Re Management $1.6 million as of December 31, 2005. In December 2006, Caliber One Management was liquidated. All services previously provided by Caliber One Management will be provided by PMA Re Management beginning in 2007.

During 2002, the Company entered into reinsurance agreements with Yardley Settlement Insurance Company (Cayman), Ltd. (“Yardley”) and Newtown Settlement Insurance Company (Cayman), Ltd. (“Newtown”), Cayman Islands based unconsolidated affiliates of the Company. The Company accounted for these reinsurance agreements using deposit accounting. As a result of these agreements, the Company recorded interest expense of $2.3 million and other expenses of $1.5 million in 2004. In November 2004, the Company commuted the reinsurance agreements with Yardley and Newtown.

The Company had notes receivable from affiliates in the amount of $10.5 million, $13.6 million and $15.8 million as of December 31, 2006, 2005 and 2004, respectively. These notes bear interest at a rate of 5.36% per annum as of December 31, 2006, and at a rate that ranged between 4.50% and 4.81% per annum as of December 31, 2005 and 2.50% and 2.96% per annum as of December 31, 2004. The current notes mature at various dates throughout 2007, with the final maturity date in December 2007.

In 2005, the Company purchased, in the open market, $16.5 million principal amount of PMA Capital’s outstanding 6.50% Convertible Debt. The Company paid $18.0 million for these bond purchases, exclusive of accrued interest. In 2006, the Company received a $6.2 million principal payment from PMA Capital as part of the $35 million debt redemption on its 6.50% Convertible Debt. See Note 6 to the PMA Capital Consolidated Financial Statements for additional information regarding the $35 million debt redemption completed by PMA Capital.

The Company maintains various reinsurance agreements with High Mountain, a wholly-owned subsidiary of MASIC, which is a wholly-owned subsidiary of PMA Capital. Under these agreements, the Company had reinsurance receivables of $69.1 million and $74.4 million, and funds held liabilities due to High Mountain of $77.6 million and $81.1 million as of December 31, 2006 and 2005, respectively.

The following represents the income statement impacts during 2006, 2005 and 2004 as a result of the reinsurance agreements in place with High Mountain:

(dollar amounts in thousands)	2006	2005	2004

Ceded premium	$243	$(272)	$(1,978)
Ceded losses	2,683	(1,307)	(14,978)
Commission expense	73	(82)	2,821
Interest on funds held	4,227	4,568	5,223

The Company owned $4.0 million of preferred stock from High Mountain which was fully redeemed in 2004. The stock earned interest at the rate of 6.25%. The Company recorded interest income of $250,000 for 2004.

The Company owned $4.0 million of preferred stock from MASIC which was fully redeemed in 2004. The stock earned interest at the rate of 6.8%. The Company recorded interest income of $272,000 for 2004.

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

SAP net income (loss) for the Company’s domestic insurance subsidiary was ($10.6) million, ($8.0) million and $40.8 million for 2006, 2005 and 2004, respectively. SAP capital and surplus for the Company’s domestic insurance subsidiary was $121.6 million, $204.9 million and $224.5 million as of December 31, 2006, 2005 and 2004, respectively. The reduction in capital and surplus in 2006 was largely due to its extraordinary dividend payment of $73.5 million to PMA Capital Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PMA Capital Insurance Company
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of PMA Capital Insurance Company (the Company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, shareholder’s equity and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2004 financial statements were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder's of
PMA Capital Insurance Company:

We have audited the accompanying consolidated statements of operations, cash flows, shareholder’s equity, and comprehensive income of PMA Capital Insurance Company and subsidiaries (the “Company”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and subsidiaries, for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
Philadelphia, PA
June 10, 2005

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(3)		Articles of Incorporation and Bylaws:

	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-K dated February 27, 2007 and incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures*:

	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 (File No. 000-22716) and incorporated herein by reference.

	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 16, 2002 and incorporated herein by reference.

	4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.6	Third Supplemental Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed herewith.

4.7	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated May 29, 2003 and incorporated herein by reference.

	4.8	Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.9	First Supplemental Indenture, dated November 15, 2004 between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.10	Second Supplemental Indenture, dated November 14, 2004 between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.11	Forms of 6.50% Convertible Secured Senior Debenture due September 30, 2022.	Filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.12	Registration Rights Agreement, dated as of November 15, 2004 between the Company and Banc of America Securities, LLC.	Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

	4.13	Indenture dated as of September 29, 2005 between Pennsylvania Manufacturers’ Association Insurance Company and JPMorgan Chase Bank, National Association as Trustee.	Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(10)		Material Contracts:

Exhibits 10.1 through 10.35 are management contracts or compensatory plans:

	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-22761)and incorporated herein by reference.

	10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.3	First Amendment to PMA Capital Corporation 401(k) Excess Plan dated May 13, 2003).	Filed herewith.
10.4	Second Amendment to PMA Capital Corporation 401(k) Excess Plan dated July 1, 2004.	Filed herewith.

10.5	Third Amendment to PMA Capital Corporation 401(k) Excess Plan dated October 24, 2005.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.6	Fourth Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated December 20, 2006.	Filed herewith.

10.7	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.8	First Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated May 12, 2003.	Filed herewith.

10.9	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated October 24, 2005.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.10	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 2000).	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.11	First Amendment to Executive Deferred Compensation Plan dated May 12, 2003.	Filed herewith.

10.12	Second Amendment to Executive Deferred Compensation Plan dated July 1, 2004.	Filed herewith.

10.13	Third Amendment to Executive Deferred Compensation Plan dated September 30, 2005.	Filed herewith.

10.14	Deferred Compensation Plan for Non-Employee Directors of PMA Capital Corporation (Amended and Restated November 1, 2000).	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-22761) and incorporated herein by reference.

10.15	First Amendment to the PMA Capital Corporation Deferred Compensation Plan for Non-Employee Directors dated November 21, 2005.	Filed herewith.

10.16	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.17	First Amendment to PMA Capital Corporation Executive Management Pension Plan dated May, 2003.	Filed herewith.

10.18	Second Amendment to PMA Capital Corporation Executive Management Pension Plan dated October 24, 2005	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.19	Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.

10.20	Employment Agreement by and between the Company and William E. Hitselberger.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.

10.21	Employment Agreement by and between the Company and Robert L. Pratter.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.

10.22	Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.23	Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.24	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.25	1995 Equity Incentive Plan.	Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.26	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.27	1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.28	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.29	1999 Equity Incentive Plan.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.30	2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

10.31	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.32	PMA Capital Corporation Directors Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.

10.33	Agreement and Release dated August 25, 2006 between the Company and Henry O. Schramm.	Filed herewith.

10.34	Agreement and Release dated January 31, 2007 between the Company and Richard DeCoux.	Filed herewith.

10.35	June 24, 2005 Retention Letter Agreement between PMA Capital Insurance Company and Richard DeCoux.	Filed herewith.

10.36	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.

10.37
Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, Pennsylvania, dated May 26, 1994.
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

10.39
Second Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of December 11, 1998.
Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.40
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

10.41
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

10.42
Fifth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, made and entered into effective as of April 30, 2004.
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.43
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

10.44
Seventh Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, made and entered into effective as of January 25, 2007.
Filed herewith.

(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

(21)		Subsidiaries of the Company.	Filed herewith.

(23)		Consents of Independent Registered Public Accounting Firms:

	23.1	Consent of Beard Miller Company LLP.	Filed herewith.

	23.2	Consent of Deloitte & Touche LLP.	Filed herewith.

(24)		Power of Attorney:

	24.1	Powers of Attorney.	Filed herewith.

	24.2	Certified Resolutions.	Filed herewith.

(31)		Rule 13a-14(a) Certifications:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

(32)		Section 1350 Certifications:

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)		Additional Exhibits:

	99.1	Letter Agreement, dated 12/22/03, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA. 19422, Attention: Secretary.