Form 10-Q
period 2007-03-31
PMA CAPITAL CORP
filed 2007-05-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(610) 397-5298
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
YES / / NO /X/

There were 32,630,669 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on May 7, 2007.

Part I. Financial Information
Item 1. Financial Statements

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2007	2006

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2007 - $736,728; 2006 - $881,348)	$735,048	$871,951
Fixed maturities trading, at fair value (amortized cost and
accrued investment income: 2007 - $127,304)	122,669	-
Short-term investments	93,385	86,448
Total investments	951,102	958,399

Cash	9,924	14,105
Accrued investment income	5,407	9,351
Premiums receivable (net of valuation allowance: 2007 - $10,830; 2006 - $9,563)	257,445	207,771
Reinsurance receivables (net of valuation allowance: 2007 - $11,891; 2006 - $12,891)	1,042,478	1,039,979
Deferred income taxes, net	97,565	100,019
Deferred acquisition costs	41,726	36,239
Funds held by reinsureds	132,926	130,214
Other assets	189,432	170,330
Total assets	$2,728,005	$2,666,407

Liabilities:
Unpaid losses and loss adjustment expenses	$1,620,952	$1,634,865
Unearned premiums	249,689	202,973
Long-term debt	130,822	131,211
Accounts payable, accrued expenses and other liabilities	234,901	210,740
Funds held under reinsurance treaties	63,348	63,075
Dividends to policyholders	4,483	4,450
Total liabilities	2,304,195	2,247,314

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2007 - 34,217,945 shares issued and 32,630,669 outstanding;
2006 - 34,217,945 shares issued and 32,659,194 outstanding)	171,090	171,090
Additional paid-in capital	110,527	109,922
Retained earnings	183,611	184,216
Accumulated other comprehensive loss	(15,675)	(20,624)
Treasury stock, at cost (2007 - 1,587,276 shares; 2006 - 1,558,751 shares)	(25,743)	(25,511)
Total shareholders' equity	423,810	419,093
Total liabilities and shareholders' equity	$2,728,005	$2,666,407

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006

Revenues:
Net premiums written	$127,232	$113,828
Change in net unearned premiums	(32,200)	(22,169)
Net premiums earned	95,032	91,659
Net investment income	10,525	11,400
Net realized investment gains (losses)	(430)	1,818
Other revenues	7,787	7,104
Total revenues	112,914	111,981

Losses and expenses:
Losses and loss adjustment expenses	67,026	65,393
Acquisition expenses	19,138	17,325
Operating expenses	17,066	19,987
Dividends to policyholders	1,622	1,422
Interest expense	2,816	3,873
Total losses and expenses	107,668	108,000

Income before income taxes	5,246	3,981

Income tax expense:
Current	-	-
Deferred	1,900	1,500
Total income tax expense	1,900	1,500
Net income	$3,346	$2,481

Net income per share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$3,346	$2,481
Adjustments to reconcile net income to net cash flows
used in operating activities:
Deferred income tax expense	1,900	1,500
Net realized investment (gains) losses	430	(1,818)
Stock-based compensation	622	711
Depreciation and amortization	1,028	2,707
Change in:
Premiums receivable and unearned premiums, net	(2,958)	13,925
Reinsurance receivables	(2,499)	7,844
Unpaid losses and loss adjustment expenses	(13,913)	(43,221)
Funds held by reinsureds	(2,712)	(2,138)
Funds held under reinsurance treaties	273	1,757
Deferred acquisition costs	(5,487)	(5,072)
Accounts payable, accrued expenses and other liabilities	22,240	(5,230)
Dividends to policyholders	33	546
Accrued investment income	3,944	133
Other, net	(22,474)	(13,467)
Net cash flows used in operating activities	(16,227)	(39,342)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(65,256)	(112,502)
Maturities or calls	20,005	35,235
Sales	33,361	111,146
Fixed maturities trading:
Maturities or calls	4,538	-
Sales	27,564	-
Net purchases of short-term investments	(6,748)	(5,463)
Other, net	(1,145)	(526)
Net cash flows provided by investing activities	12,319	27,890

Cash flows from financing activities:
Shares purchased under stock-based compensation plans	(273)	(88)
Proceeds from exercise of stock options	-	923
Repurchases of debt	-	(5,955)
Net cash flows used in financing activities	(273)	(5,120)

Net decrease in cash	(4,181)	(16,572)
Cash - beginning of period	14,105	30,239
Cash - end of period	$9,924	$13,667

Supplemental cash flow information:
Interest paid	$3,082	$4,791

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net income	$3,346	$2,481

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	1,384	(10,576)
Less: reclassification adjustment for gains
included in net income, net of tax expense:
2007 - $192; 2006 - $306	(357)	(568)

Total unrealized gains (losses) on securities	1,027	(11,144)

Net periodic benefit cost, net of tax expense:
2007 - $39	72	-
Unrealized gain (loss) from derivative instruments designated as
cash flow hedges, net of tax expense (benefit): 2007 - ($40);	(75)	475
2006 - $256
Foreign currency translation losses, net of tax benefit:
2007 - $2; 2006 - $3	(3)	(5)

Other comprehensive income (loss), net of tax	1,021	(10,674)

Comprehensive income (loss)	$4,367	$(8,193)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2006 Annual Report on Form 10-K.

B. Investments - All fixed maturities in the Company’s investment portfolio are carried at fair value. Changes in fair value of fixed maturities classified as available for sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss). Changes in fair value of fixed maturities classified as trading are reported in realized investment gains (losses). All short-term, highly liquid investments that have original maturities of one year or less from acquisition date are treated as short-term investments and are carried at amortized cost, which approximates fair value.

C. Recent Accounting Pronouncements - Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). See Note 9 for the impact of the Company’s adoption of these Statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“SFAS 109”)” (“FIN 48”). See Note 10 for the impact of this adoption.

3.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2007, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,621.0 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. This estimate includes amounts for losses occurring on or prior to March 31, 2007 whether or not these claims have been reported to the Company.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2007. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2007, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Premiums written:
Direct	$160,775	$127,405
Assumed	5,296	6,562
Ceded	(38,839)	(20,139)
Net	$127,232	$113,828
Premiums earned:
Direct	$113,570	$101,443
Assumed	5,483	6,828
Ceded	(24,021)	(16,612)
Net	$95,032	$91,659
Losses and LAE:
Direct	$86,785	$58,927
Assumed	1,826	10,590
Ceded	(21,585)	(4,124)
Net	$67,026	$65,393

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates. The Company cedes 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA. All of the participating reinsurers, except for Midwest, have current A.M. Best financial strength ratings of “A-” (Excellent) or higher. Midwest does not have an A.M. Best financial strength rating. The Company has further mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust. The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement. Total direct premiums written under this agreement were $18.4 million in the first quarter of 2007.

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations. Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash. In 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement. Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method. Accordingly, the Company has a deferred gain on retroactive reinsurance of $25.0 million as of March 31, 2007, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet. Amortization of the deferred gain for the three months ended March 31, 2007 and 2006 reduced loss and loss adjustment expenses by $450,000 and $426,000, respectively. As of March 31, 2007, the Company also had $26.4 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts. The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $5.3 million at March 31, 2007.

At March 31, 2007, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development. Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at March 31, 2007, related to certain umbrella policies covering years prior to 1977. The reinsurer has disputed the extent of coverage under these policies. The parties have commenced arbitration to resolve this dispute. The ultimate resolution of this dispute cannot be determined at this time. An unfavorable resolution of the dispute could have a material adverse effect on the Company’s results of operations.

5.  DEBT

The components of long-term debt were as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2007	2006
6.50% Convertible Debt	$19,326	$19,326
Derivative component of 6.50% Convertible Debt	2,686	3,115
4.25% Convertible Debt	455	455
8.50% Senior Notes	54,900	54,900
Junior subordinated debt	43,816	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(361)	(401)
Total long-term debt	$130,822	$131,211

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer. Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction. As of March 31, 2007, the Company had recorded a liability of $5.5 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

Under the terms of the sale of one of the Company’s insurance subsidiaries in 1998, the Company has agreed to indemnify the buyer, up to a maximum of $15 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established. If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then the Company will participate in such favorable loss reserve development.

The Company is continuously involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers. While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity. For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 3. In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity. See Note 4 for information regarding disputed reinsurance receivables.

PMA Capital Corporation has reached agreement to settle the securities class action, In re PMA Capital Corporation Securities Litigation (Civil Action No. 03-6121), pending in the U.S. District Court for the Eastern District of Pennsylvania. The settlement is subject to documentation and Court approval. The settlement agreement makes no admission of liability or wrongdoing by the Company or its officers and directors. The amounts necessary to fund this settlement will be paid by insurance carriers for the Company.

7.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company. Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and options to purchase the Company’s Class A Common Stock. Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant. Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) between one and three years. The Company recognized stock-based compensation expense of $622,000 and $711,000, including $41,000 and $323,000 related to stock options, for the three months ended March 31, 2007 and 2006, respectively.

Information regarding the Company’s stock option plans as of March 31, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of year	1,640,584	$10.42
Options forfeited or expired	(5,993)	8.23
Options outstanding, end of quarter	1,634,591	$10.43	6.04	$2,551,773
Options exercisable, end of quarter	1,584,543	$10.48	6.03	$2,522,506
Option price range at end of quarter	$5.78 to $21.50

Information regarding the Company’s restricted stock activity as of March 31, 2007 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2007	174,340	$9.55
Granted	3,000	8.66
Vested	(98,106)	10.04
Restricted stock at March 31, 2007	79,234	$8.91

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award. Compensation expense recognized for restricted stock was $331,000 and $188,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, unrecognized compensation expense for non-vested restricted stock was $172,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award. During the first quarter of 2007, employees remitted 31,525 shares to the Company to satisfy their payment of withholding taxes for vested awards.

In March 2006 and 2007, the Compensation Committee approved the 2006 and 2007 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009 and 2010 if the after-tax return on equity in 2008 and 2009 is within a specified range. The Company recognized expense related to these plans of $250,000 and $200,000 for the three months ended March 31, 2007 and 2006, respectively.

8.  EARNINGS PER SHARE

The table below reconciles the denominators used in the computation of the basic and diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2007	2006

Denominator:
Basic shares	32,498,433	31,894,366
Dilutive effect of:
Stock options	246,591	360,391
Restricted stock	155,373	151,177
Total diluted shares	32,900,397	32,405,934

The effects of 426,000 and 503,000 stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 also do not assume the effects of the potential conversion of the Company’s convertible debt into 1.2 million and 4.4 million shares of Class A Common Stock, respectively, because they were anti-dilutive.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. Further, SFAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, early adoption is permitted as of the beginning of a fiscal year. The Company early adopted SFAS 157, effective January 1, 2007. The Company’s adoption of SFAS 157 did not have an impact on its financial condition or results of operations.

The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2007. These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$735,048	$735,048	$-	$-
Fixed maturities trading	122,669	122,669	-	-
Total Assets	857,717	857,717	-	-

Liabilities
Derivative component of 6.50% Convertible Debt	2,686	-	2,686	-

The Company recognized after-tax net realized gains of $279,000 and $614,000 during the first quarters of 2007 and 2006, respectively, resulting from decreases in the fair value of the derivative component of its 6.50% Senior Secured Convertible Debt due 2022.

In February 2007, the FASB issued SFAS 159. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company early adopted SFAS 157 and SFAS 159, effective January 1, 2007. Upon adoption of SFAS 159, the Company elected to reclassify all of the fixed income securities in its Run-off Operations’ investment portfolio from available for sale to trading. Although the Company’s adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income. The Company recognized after-tax net realized losses of $514,000 during the first quarter of 2007 for subsequent decreases in fair value on these trading securities.

The Company decided to adopt SFAS 159 because the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity is expected to increase in 2007. The Run-off Operations’ investment portfolio will also be reduced significantly in 2007 in order to pay an extraordinary dividend to the holding company. Such extraordinary dividend was approved by the Pennsylvania Insurance Department on April 20, 2007.

The balance sheet impact of this adoption was as follows:

	Balance Sheet		Balance Sheet
(dollar amounts in thousands)	1/1/07 prior to	Net Change	1/1/07 after
Description	Adoption	upon Adoption	Adoption of FVO

Fixed maturities available for sale	$871,951	$(153,086)	$718,865
(amortized cost: pre-adoption - $881,348;
post-adoption - $722,219)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

10.  INCOME TAXES

The Company adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The Company’s adoption of FIN 48 did not have a material impact on its financial condition or results of operations.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As the Company is currently not under examination by any tax authority, it does not anticipate any additional payment will be made by the end of 2007. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. The Company will recognize, as applicable, interest and penalties related to unrecognized tax positions as part of income taxes.

11.      RUN-OFF OPERATIONS

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses. The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.

As a result of the Company’s exit from the reinsurance business, 103 employees at PMA Re have been terminated in accordance with the Company’s exit plan. Employee termination benefits and retention bonuses of approximately $6.1 million have been paid in accordance with this plan as of March 31, 2007, including $497,000 and $576,000 during the first quarters of 2007 and 2006, respectively. As of March 31, 2007, 32 positions, primarily claims and financial, remain. The Company has established an employee retention arrangement for the remaining employees. Under this arrangement, the Run-off Operations have recorded expenses of approximately $6.7 million, which included retention bonuses and severance, as of March 31, 2007, including $204,000 and $233,000 during the first quarters of 2007 and 2006, respectively. The Run-off Operations expects to record expenses of approximately $600,000 for the remainder of 2007.

12.  BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income, which is GAAP net income excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income does not replace net income as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Revenues:
The PMA Insurance Group	$111,379	$106,854
Run-off Operations	2,193	3,807
Corporate and Other	(228)	(498)
Net realized investment gains (losses)	(430)	1,818
Total revenues	$112,914	$111,981

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$11,723	$8,141
Run-off Operations	(738)	161
Corporate and Other	(5,309)	(6,139)
Pre-tax operating income	5,676	2,163
Income tax expense	2,050	864
Operating income	3,626	1,299
Realized gains (losses) after tax	(280)	1,182
Net income	$3,346	$2,481

Net premiums earned by principal business segment were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006
The PMA Insurance Group:
Workers' compensation	$85,466	$83,521
Commercial automobile	5,084	5,707
Commercial multi-peril	1,259	1,276
Other	2,186	717
Total net premiums earned	93,995	91,221
Run-off Operations:
Reinsurance	1,193	398
Excess and surplus lines	-	208
Total net premiums earned	1,193	606
Corporate and Other	(156)	(168)
Consolidated net premiums earned	$95,032	$91,659

The Company’s total assets by principal business segment were as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2007	2006

The PMA Insurance Group	$2,006,421	$1,914,044
Run-off Operations	715,755	748,142
Corporate and Other (1)	5,829	4,221
Total assets	$2,728,005	$2,666,407

(1) Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

Selected balance sheet information for the Company’s Run-off Operations was as follows:

	As of	As of	As of
	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2007	2006	2006

Assets:
Investments and cash	$179,942	$199,638	$367,458
Reinsurance receivables	347,075	354,821	392,528
Other assets	188,738	193,683	229,905
Total assets	$715,755	$748,142	$989,891

Liabilities:
Unpaid losses and loss adjustment expenses	$487,945	$517,112	$658,703
Other liabilities	88,818	90,071	117,151
Total liabilities	576,763	607,183	775,854

Shareholder's Equity:
Shareholder's equity	138,992	140,959	214,037
Total liabilities and shareholder's equity	$715,755	$748,142	$989,891

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2007, compared with December 31, 2006, and our results of operations for the three months ended March 31, 2007, compared with the same period last year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current estimates, assumptions and projections. Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them. See the Cautionary Statements on page 28 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Also, see “Item 1A - Risk Factors” in our 2006 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States. These products are written through The PMA Insurance Group business segment. The PMA Insurance Group segment also generates service revenues through our Third-Party Administrator (“TPA”) operations, which operates as PMA Management Corp. We have been growing such service revenues at a faster rate than our insurance revenues during the past three years, and such revenues amounted to $7.7 million during the first quarter of 2007, compared to $7.1 million for the same period in 2006.

We also have a Run-off Operations segment which includes the results of operations for our reinsurance and excess and surplus lines businesses.  The reinsurance business was placed in run-off in 2003, as more fully described below, and the excess and surplus lines company was placed in run-off in 2002.

In November 2003, the A.M. Best Company, Inc. (“A.M. Best”) reduced its financial strength ratings of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary, and The PMA Insurance Group companies to B++ (Very Good). As a result of the reduction in the financial strength rating of PMACIC, we decided to cease writing reinsurance business and to run-off our existing reinsurance business. PMACIC’s A.M. Best financial strength rating was further reduced to B+ (Very Good) in August 2004. This rating was affirmed in April 2006.

During 2004, we changed our corporate structure and extended the maturity on our convertible debt, which improved our corporate capital structure. On November 15, 2004, A.M. Best restored the financial strength rating of The PMA Insurance Group, our primary insurance business, to A- (Excellent). This rating was affirmed in April 2006.

Since the restoration of The PMA Insurance Group’s A- rating, we have been able to increase written premiums. Direct premiums written at The PMA Insurance Group were $160.9 million for the three months ended March 31, 2007, compared to $127.6 million for the same period last year. We wrote $57.5 million of new business during the three months ended March 31, 2007, compared to $30.0 million for the same period a year ago. Included in direct premiums written and new business in 2007 was $18.4 million of California workers’ compensation premiums written under our partnership with Midwest Insurance Companies (“Midwest”). Our workers’ compensation renewal retention rate increased to 86% during the first quarter of 2007, compared to 83% for the same period in 2006.

On April 20, 2007, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $37.5 million from PMACIC. Under the terms of the dividend approval, we may use the proceeds from the extraordinary dividend to acquire service franchises or insurance operations that complement the business of The PMA Insurance Group or PMA Management Corp. We may also use up to $15 million of the dividend to repurchase our common stock; however, we may not use any portion of the dividend to pay shareholder dividends.

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

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $3.3 million for the first quarter of 2007, compared to $2.5 million for the first quarter of 2006. Operating income, which we define as net income excluding realized gains and losses, was $3.6 million for the first three months of 2007, compared to $1.3 million for the same period last year.

Net income for the three months ended March 31, 2007 included after-tax net realized investment losses of $280,000, compared to after-tax gains of $1.2 million for the same period a year ago. Included in after-tax net realized investment losses for the first quarter of 2007 were gains of $279,000, compared to gains of $614,000 for the same period last year, resulting from decreases in the fair value of the derivative component of our 6.50% Senior Secured Convertible Debt due 2022 ("6.50% Convertible Debt").

Consolidated revenues for the first quarter of 2007 were $112.9 million, compared to $112.0 million for the same period last year. Direct premiums written during the first three months of 2007 were $160.8 million, compared to $127.4 million in the first quarter last year. Included in the increase in direct premiums written for 2007 was $18.4 million related to our partnership with Midwest. Net premiums earned for the first quarter of 2007 increased 4% to $95.0 million, compared to the same period a year ago.

In this MD&A, in addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments. Operating income, which is GAAP net income excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments. Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$11,723	$8,141
Run-off Operations	(738)	161
Corporate and Other	(5,309)	(6,139)
Pre-tax operating income	5,676	2,163
Income tax expense	2,050	864
Operating income	3,626	1,299
Net realized investment gains (losses) after tax	(280)	1,182
Net income	$3,346	$2,481

We provide combined ratios and operating ratios for The PMA Insurance Group below. The “combined ratio” is a measure of property and casualty underwriting performance. The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned. A combined ratio of less than 100% reflects an underwriting profit. Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums. Underwriting results do not include investment income from these funds. Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business. The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Net premiums written	$125,893	$113,390

Net premiums earned	$93,995	$91,221
Net investment income	9,704	8,559
Other revenues	7,680	7,074
Total revenues	111,379	106,854

Losses and LAE	65,919	64,519
Acquisition and operating expenses	31,866	32,544
Dividends to policyholders	1,622	1,422
Interest expense	249	228
Total losses and expenses	99,656	98,713
Pre-tax operating income	$11,723	$8,141

Combined ratio (1)	98.2%	100.9%
Less: net investment income ratio	10.3%	9.4%
Operating ratio	87.9%	91.5%

(1)
The combined ratio equals the sum of losses and LAE, acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned. Insurance-related operating expenses were $6.0 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively. Total operating expenses also include amounts incurred related to our fee-based revenues. Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation. These reclassifications had no impact on the previously reported full year 2006 combined ratio.

The PMA Insurance Group recorded pre-tax operating income of $11.7 million for the first quarter of 2007, compared to $8.1 million for the same period last year. The increase for the first quarter was due primarily to improved underwriting results, as reflected in our lower combined ratio, and increased investment income. Given the seasonality of our business, our first quarter combined ratios have historically been lower than the subsequent quarters’ and full year ratios.

Premiums

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Workers' compensation:
Direct premiums written	$144,211	$111,323
Premiums assumed	3,740	5,979
Premiums ceded	(32,642)	(15,040)
Net premiums written	$115,309	$102,262

Commercial Lines:
Direct premiums written	$16,720	$16,250
Premiums assumed	49	185
Premiums ceded	(6,185)	(5,307)
Net premiums written	$10,584	$11,128

Total:
Direct premiums written	$160,931	$127,573
Premiums assumed	3,789	6,164
Premiums ceded	(38,827)	(20,347)
Net premiums written	$125,893	$113,390

Direct workers’ compensation premiums written were $144.2 million in the first quarter of 2007, compared to $111.3 million during the same period last year. Our renewal retention rate on existing workers’ compensation accounts increased to 86% during the first three months of 2007, compared to 83% during the first quarter of 2006. New workers’ compensation premiums were $55.6 million for the three months ended March 31, 2007, compared to $26.9 million during the same period a year ago. Included in direct premiums written and new business for the first quarter of 2007 was $18.4 million of California workers’ compensation business written under our partnership with Midwest. Pricing on rate sensitive workers’ compensation business written during the first three months of 2007 declined by 5%, compared to a 1% increase during the first three months of 2006.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) were $16.7 million in the first quarter of 2007, compared to $16.3 million for the same period last year. Our renewal retention rate on existing Commercial Lines accounts was 91% for the first three months of 2007, compared to 86% for the first quarter of 2006.

Total premiums assumed decreased by $2.4 million during the first quarter of 2007, compared to the same period last year. The decline was primarily due to a reduction in the involuntary residual market business assigned to us. Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market. Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market. These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation increased by $17.6 million during the first three months of 2007, compared to the same period in 2006. This increase was primarily due to our partnership with Midwest. Premiums ceded for other commercial lines increased by $878,000 during the first quarter of 2007, compared to the same period last year, mainly resulting from the conversion of our property reinsurance protection from an excess of loss to a pro rata basis in July 2006.

In total, net premiums written increased by 11% during the first quarter of 2007, compared to the same period a year ago, and net premiums earned increased by 3% during the same period. Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year. In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case for the first quarter of 2007. Direct premiums are earned principally on a pro rata basis over the terms of the policies. However, with respect to policies that provide for premium adjustments, such as experience-

rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended
	March 31,
	2007	2006

Loss and LAE ratio	70.1%	70.7%
Expense ratio:
Acquisition expense ratio	20.0%	20.0%
Operating expense ratio (1)	6.4%	8.6%
Total expense ratio	26.4%	28.6%
Policyholders' dividend ratio	1.7%	1.6%

Combined ratio	98.2%	100.9%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned. Insurance-related operating expenses were $6.0 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively. Total operating expenses also include amounts incurred related to our fee-based revenues. Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation. These reclassifications had no impact on the previously reported full year 2006 ratios.

The loss and LAE ratio improved by 0.6 points during the first three months of 2007, compared to the same period last year. The improved loss and LAE ratio was primarily due to a lower current accident year loss and LAE ratio and improved loss experience on certain of our captive accounts business in the first quarter of 2007, compared to the same period in 2006. While our underwriting criteria remained consistent in 2007, our current accident year loss and LAE ratio benefited from changes in workers’ compensation products selected by our insureds. Pricing changes coupled with payroll inflation for rate sensitive workers’ compensation were slightly below overall estimated loss trends. We estimated our medical cost inflation to be 8% in the first quarter of 2007, compared to our first quarter 2006 estimate of 9%. We expect that medical cost inflation will remain a significant component of our overall loss experience.

The total expense ratio improved by 2.2 points in the first quarter of 2007, compared to the first quarter of 2006. The improvement related to a lower operating expense ratio, which primarily reflected lower loss based state assessments in the first quarter of 2007. Fees earned under our partnership with Midwest reduced our current quarter acquisition expense ratio by one half of a percentage point. This reduction was offset by experience-rated premium adjustments recorded in 2007 that reduced earned premium but did not impact acquisition expenses.

Net Investment Income

Net investment income was $9.7 million for the three months ended March 31, 2007, compared to $8.6 million for the same period a year ago. The improvement was due to higher yields of approximately 30 basis points on an average invested asset base that increased 6%.

Other Revenues

Other revenues increased to $7.7 million in the first quarter of 2007 from $7.1 million in the first quarter last year. The increase primarily reflected higher managed care fees and increases in fees for services provided to self-insured and large deductible clients.

Run-off Operations

The Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses. We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002. See Note 11 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations were as follows:
	Three Months Ended
	March 31,
(dollar amounts in thousands)	2007	2006

Net premiums written	$1,495	$606

Net premiums earned	$1,193	$606
Net investment income	1,000	3,201
Total revenues	2,193	3,807

Losses and LAE	1,107	874
Acquisition and operating expenses	1,824	2,772
Total losses and expenses	2,931	3,646

Pre-tax operating income (loss)	$(738)	$161

The Run-off Operations recorded a pre-tax operating loss of $738,000 for the three months ended March 31, 2007, compared to pre-tax operating income of $161,000 for the first quarter of 2006. Operating expenses in the first quarter of 2007 were reduced by $1.0 million due to a reduction in the allowance for uncollectible reinsurance.

Net investment income was $1.0 million for the first quarter of 2007, compared to $3.2 million for the first quarter of 2006. The decrease was mainly due to a reduction in the average invested asset base of approximately $190 million, or 50%. This reduction was largely impacted by continued loss payments as well as the $73.5 million extraordinary dividend paid by PMACIC to PMA Capital Corporation in May 2006. During the first quarter of 2007, the Run-off Operations’ insurance liabilities decreased by $29.2 million, or 6%.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service. Corporate and Other had a pre-tax operating loss of $5.3 million for the three months ended March 31, 2007, compared to a loss of $6.1 million during the same period last year. The improvement was due primarily to lower interest expense. The lower interest expense resulted from a lower level of debt outstanding during the first three months of 2007, compared to the same period a year ago.

Loss Reserves

At March 31, 2007, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for unpaid losses and LAE for all events that occurred as of March 31, 2007 is $1,621.0 million. This amount includes estimated losses from claims plus estimated expenses to settle claims. Our estimate also includes amounts for losses occurring on or prior to March 31, 2007 whether or not these claims have been reported to us.

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

Additionally, reinsurers are dependent on their ceding companies to provide them with reporting information regarding incurred losses. The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company. Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves. For casualty lines of reinsurance, significant periods of time may elapse between when a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer. As all of our reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to us on our reinsurance business. Because of these time lags, and because of the variability in reserving and reporting by ceding companies, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are subject to more unforeseen development and uncertainty.

We rely on various data in making our estimate of loss reserves for reinsurance. As described above, we receive certain information from ceding companies through the reinsurance brokers. We assess the quality and timeliness of claims reporting by our ceding companies. We also may supplement the reported information by requesting additional information and conducting reviews of certain of our ceding companies’ reserving and reporting practices. We also review our internal operations to assess our capabilities to timely receive and process reported claims information from ceding companies. We assess our claims data and loss projections in light of historical trends of claims developments, claims payments, and also as compared to industry data as a means of noticing unusual trends in claims development or payment. Based on the data reported by ceding companies, the results of the reviews and assessments noted above, as well as actuarial analysis and judgment, we will develop our estimate of reinsurance reserves.

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company. In the event that we do not believe coverage has been provided, we will deny payment for such claims. Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences. At March 31, 2007, the Run-off Operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

We believe that our unpaid losses and LAE are fairly stated at March 31, 2007. However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available. As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2007, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 8, 38 and 51 of our 2006 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. Our insurance operations generate cash by writing insurance policies and collecting premiums. The cash generated is used to pay losses and LAE and operating expenses. Any excess cash is invested and earns investment income. Net cash flows used in operating activities were $23.1 million lower in the first quarter of 2007, compared to the same period last year. The improvement in our operating cash flows was primarily due to improved cash flows at The PMA Insurance Group.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of our Run-off Operations into the foreseeable future. We believe that the cash used to support the run-off of our business will continue to reduce the liabilities that currently exist in the business, and will allow us to further reduce our capital commitment to the Run-off Operations. We expect to be able to use such capital to enhance the financial flexibility of PMA Capital. We monitor the expected payout of the liabilities associated with the Run-off Operations and generally adjust the duration of our invested assets to match the timing of expected payouts.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments. We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends, net tax payments received from subsidiaries and capital raising activities. The PMA Insurance Group's principal insurance subsidiaries (the "Pooled Companies") have the ability to pay $26.5 million in dividends to PMA Capital Corporation during 2007 without the prior approval of the Pennsylvania Insurance Department. In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings. The Pooled Companies had statutory surplus of $327.4 million as of March 31, 2007. Net tax payments received from subsidiaries were $11.3 million during the first quarter of 2007, compared to net taxes paid to subsidiaries of $93,000 during the same period last year.

On April 20, 2007, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $37.5 million from PMACIC. Under the terms of the dividend approval, we may use the proceeds from the extraordinary dividend to acquire service franchises or insurance operations that complement the business of The PMA Insurance Group or PMA Management Corp. We may also use up to $15 million of the dividend to repurchase our common stock; however, we may not use any portion of the dividend to pay shareholder dividends.

We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders. At March 31, 2007, we had $22.0 million in cash and short-term investments at the holding company and its non-regulated subsidiaries, which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.

As of March 31, 2007, our total outstanding debt was $130.8 million, including $19.3 million principal amount of our 6.50% Convertible Debt, compared to $131.2 million at December 31, 2006. Holders, at their option, may require us to repurchase all or a portion of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount. We expect to be able to receive capital distributions from our principal operating subsidiaries sufficient to repurchase this debt on the put date of June 30, 2009.

We incurred interest expense of $2.8 million and $3.9 million and paid interest of $3.1 million and $4.8 million during the first quarters of 2007 and 2006, respectively. The declines in interest expense and interest paid for the first quarter of 2007, compared to the same period last year, were largely due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt in the prior year. We expect to pay interest of $8 million for the remainder of 2007.

We do not currently pay dividends on our Class A Common Stock.

Our investment strategy includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for our portfolio. In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts that are based on actuarial models. Property and casualty claim payment demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets, which are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity. Liquidity requirements are met primarily through operating cash flows and by maintaining a portfolio with maturities that reflect expected cash flow requirements.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets. The market values of these investments are subject to fluctuations in interest rates. Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales. As of March 31, 2007, the duration of our investments that support the insurance reserves was 3.3 years, which approximated the duration of our reserves.

INVESTMENTS

At March 31, 2007, our investments were carried at a fair value of $951.1 million, which included accrued investment income of $1.2 million related to our trading securities, and had an amortized cost of $956.2 million. The average credit quality of our portfolio was AAA-. All but two of our fixed income securities were publicly traded and all were rated by at least one nationally recognized credit rating agency. At March 31, 2007, all but four securities in our fixed income portfolio were of investment grade credit quality. These four securities were classified as trading securities and accounted for less than 1% of the total portfolio.

The net unrealized loss on our available for sale investments at March 31, 2007 was $1.7 million, or 0.2% of the amortized cost basis. The net unrealized loss included gross unrealized gains of $4.1 million and gross unrealized losses of $5.8 million. Effective January, 1, 2007, we reclassified certain securities, which were previously reported as fixed maturities available for sale, to the trading category in conjunction with our adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The securities selected had gross unrealized gains of $530,000 and gross unrealized losses of $6.6 million at the time of our adoption.

For all but two securities, which were carried at fair values of $16.8 million and $749,000 at March 31, 2007, fair values were determined using prices obtained in the public markets. For these two securities, we utilize the services of our outside professional investment asset managers to determine the fair value. The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

We review the securities in our available for sale fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost. Our analysis includes all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of our periodic review process, we utilize the expertise of our outside professional asset managers who provide us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions. For structured securities, we analyze the quality of the underlying collateral of the security. We do not believe that there are credit related risks associated with our U.S. Treasury and agency securities.

In addition to company-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the fair value of the security recovers to a level at least equal to the amortized cost. Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability payout patterns of each insurance company’s claims liabilities. Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

During the three months ended March 31, 2007, we had gross pre-tax realized gains and losses of $1.2 million and $1.6 million, respectively. Included in gross realized gains was $429,000 resulting from the decrease in the fair value of the derivative component of our 6.50% Convertible Debt. Included in gross realized losses were market valuation losses of $790,000 related to the securities in our Run-off Operations’ investment portfolio that were selected for the fair value option and reclassified from available for sale to trading with our adoption of SFAS 159, effective January 1, 2007. The remaining gross realized gains and losses resulted from sales of investments primarily related to the repositioning of available for sale invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, while maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of March 31, 2007, our available for sale investment portfolio had gross unrealized losses of $5.8 million. For securities that were in an unrealized loss position at March 31, 2007, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	35	$164.3	$165.0	$(0.7)	100%
6 to 9 months	1	1.7	1.7	-	100%
9 to 12 months	1	0.1	0.1	-	100%
More than 12 months	110	126.4	129.3	(2.9)	98%
Subtotal	147	292.5	296.1	(3.6)	99%
U.S. Treasury and
Agency securities	72	142.0	144.2	(2.2)	98%
Total	219	$434.5	$440.3	$(5.8)	99%

Of the 110 securities that have been in an unrealized loss position for more than 12 months, 109 securities have an unrealized loss of less than $200,000 each. These 109 securities have a total fair value of 98% of the amortized cost basis at March 31, 2007, and the average unrealized loss per security is approximately $21,000. The one security with an unrealized loss in excess of $200,000 at March 31, 2007 has a fair value of $749,000 and an amortized cost of $1.4 million. This security, which matures in 2033, is rated AAA, and its $1.4 million principal is backed and guaranteed at maturity by discounted agency securities. We have both the ability and intent to hold this security until it matures.

The contractual maturities of securities in an unrealized loss position at March 31, 2007 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2007	$1.0	$1.0	$-	100%
2008-2011	62.4	63.0	(0.6)	99%
2012-2016	23.6	24.1	(0.5)	98%
2017 and later	0.5	0.5	-	100%
Mortgage-backed and other
asset-backed securities	205.0	207.5	(2.5)	99%
Subtotal	292.5	296.1	(3.6)	99%
U.S. Treasury and Agency
securities	142.0	144.2	(2.2)	98%
Total	$434.5	$440.3	$(5.8)	99%

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. Further, SFAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, early adoption is permitted as of the beginning of a fiscal year. We early adopted SFAS 157, effective January 1, 2007. Our adoption of SFAS 157 did not have an impact on our financial condition or results of operations.

The following table provides the fair value measurements of our applicable assets and liabilities by level within the fair value hierarchy as of March 31, 2007. These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$735,048	$735,048	$-	$-
Fixed maturities trading	122,669	122,669	-	-
Total Assets	857,717	857,717	-	-
Liabilities
Derivative component of 6.50% Convertible Debt	2,686	-	2,686	-

In February 2007, the FASB issued SFAS 159. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We early adopted SFAS 157 and SFAS 159, effective January 1, 2007. Upon adoption of SFAS 159, we elected to reclassify all of the fixed income securities in our Run-off Operations’ investment portfolio from available for sale to trading. Although our adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income. We recognized after-tax net realized losses of $514,000 during the first quarter of 2007 for subsequent decreases in fair value on these trading securities.

We decided to adopt SFAS 159 because, as disclosed on page 21, the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity is expected to increase in 2007. The Run-off Operations’ investment portfolio will also be reduced significantly in 2007 in order to pay an extraordinary dividend to the holding company. Such extraordinary dividend was approved by the Pennsylvania Insurance Department on April 20, 2007.

The balance sheet impact of this adoption was as follows:

	Balance Sheet		Balance Sheet
(dollar amounts in thousands)	1/1/07 prior to	Net Change	1/1/07 after
Description	Adoption	upon Adoption	Adoption of FVO

Fixed maturities available for sale	$871,951	$(153,086)	$718,865
(amortized cost: pre-adoption - $881,348;
post-adoption - $722,219)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 51 of our 2006 Form 10-K.

CAUTIONARY STATEMENTS

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. Words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are intended to identify forward-looking statements. These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, competitive and economic data and our current operating plans. Although management believes that our expectations are reasonable, there can be no assurance that our actual results will not differ materially from those expected.

The factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

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

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities and whether TRIEA is extended beyond its December 31, 2007 termination date; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements in this Form 10-Q. Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this Form 10-Q to reflect circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change regarding our market risk position from the information provided on page 58 of our 2006 Form 10-K.

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

Part II. Other Information

Item 1. Legal Proceedings

In re PMA Capital Corporation Securities Litigation

PMA Capital Corporation has reached agreement to settle the securities class action (Civil Action No. 03-6121) pending in the U.S. District Court for the Eastern District of Pennsylvania. The settlement is subject to documentation and Court approval. The settlement agreement makes no admission of liability or wrongdoing by the Company or its officers and directors. The amounts necessary to fund this settlement will be paid by insurance carriers for the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the risk factor entitled, “Purported class action lawsuits may result in financial losses and may divert management resources,” which is modified by our agreement to settle the securities class action, In re PMA Capital Corporation Securities Litigation, as described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
1/1/07-1/31/07	-			-	-
2/1/07-2/28/07	-			-	-
3/1/07-3/31/07	31,525	(1)	$8.655	-	-

Total	31,525		$8.655

(1)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2002 Equity Incentive Plan (the “Plan”), to satisfy such employees’ tax obligations upon vesting of restricted stock awards. The price per share equals the fair market value (as determined pursuant to the Plan) of the Company’s Class A Common Stock on the vesting date.

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index on page 31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 9, 2007	By: /s/ William E. Hitselberger
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