Form 10-Q
period 2007-06-30
PMA CAPITAL CORP
filed 2007-08-06
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
YES /  / NO /X/

There were 32,163,072 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on August 3, 2007.

Part I.                      Financial Information
Item 1.                      Financial Statements

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
	As of	As of
	June 30,	December 31,
(dollar amounts in thousands, except share data)	2007	2006

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2007 - $747,206; 2006 - $881,348)	$733,083	$871,951
Fixed maturities trading, at fair value (amortized cost and
accrued investment income: 2007 - $89,259)	84,714	-
Short-term investments	100,788	86,448
Total investments	918,585	958,399

Cash	8,494	14,105
Accrued investment income	5,469	9,351
Premiums receivable (net of valuation allowance: 2007 - $11,024; 2006 - $9,563)	253,215	207,771
Reinsurance receivables (net of valuation allowance: 2007 - $11,891; 2006 - $12,891)	1,051,269	1,039,979
Prepaid reinsurance premiums	42,435	26,730
Deferred income taxes, net	101,696	100,019
Deferred acquisition costs	37,889	36,239
Funds held by reinsureds	102,519	130,214
Other assets	157,416	143,600
Total assets	$2,678,987	$2,666,407

Liabilities:
Unpaid losses and loss adjustment expenses	$1,563,324	$1,634,865
Unearned premiums	235,356	202,973
Long-term debt	144,629	131,211
Accounts payable, accrued expenses and other liabilities	214,240	191,540
Reinsurance funds held and balances payable	106,288	82,275
Dividends to policyholders	4,179	4,450
Total liabilities	2,268,016	2,247,314

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2007 - 34,217,945 shares issued and 32,163,072 outstanding;
2006 - 34,217,945 shares issued and 32,659,194 outstanding)	171,090	171,090
Additional paid-in capital	110,318	109,922
Retained earnings	183,019	184,216
Accumulated other comprehensive loss	(23,569)	(20,624)
Treasury stock, at cost (2007 - 2,054,873 shares; 2006 - 1,558,751 shares)	(29,887)	(25,511)
Total shareholders' equity	410,971	419,093
Total liabilities and shareholders' equity	$2,678,987	$2,666,407

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share data)	2007	2006	2007	2006

Revenues:
Net premiums written	$83,650	$85,953	$210,882	$199,781
Change in net unearned premiums	13,881	8,969	(18,319)	(13,200)
Net premiums earned	97,531	94,922	192,563	186,581
Net investment income	11,125	11,058	21,650	22,458
Net realized investment losses	(1,754)	(1,978)	(2,184)	(160)
Other revenues	7,614	7,286	15,401	14,390
Total revenues	114,516	111,288	227,430	223,269

Losses and expenses:
Losses and loss adjustment expenses	68,150	66,379	135,176	131,772
Acquisition expenses	19,013	19,552	38,151	36,877
Operating expenses	21,653	21,580	38,719	41,567
Dividends to policyholders	2,047	1,011	3,669	2,433
Interest expense	2,843	3,773	5,659	7,646
Total losses and expenses	113,706	112,295	221,374	220,295

Income (loss) before income taxes	810	(1,007)	6,056	2,974

Income tax expense (benefit):
Current	200	-	200	-
Deferred	119	(245)	2,019	1,255
Total	319	(245)	2,219	1,255
Net income (loss)	$491	$(762)	$3,837	$1,719

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.12	$0.05
Diluted	$0.01	$(0.02)	$0.12	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2007	2006

Cash flows from operating activities:
Net income	$3,837	$1,719
Adjustments to reconcile net income to net cash flows
used in operating activities:
Deferred income tax expense	2,019	1,255
Net realized investment losses	2,184	160
Stock-based compensation	1,014	1,221
Depreciation and amortization	2,081	4,971
Change in:
Premiums receivable and unearned premiums, net	(13,061)	7,465
Reinsurance receivables	(11,290)	23,342
Prepaid reinsurance premiums	(15,705)	(2,034)
Unpaid losses and loss adjustment expenses	(71,541)	(92,674)
Funds held by reinsureds	27,695	(5,499)
Reinsurance funds held and balances payable	24,013	3,287
Deferred acquisition costs	(1,650)	(3,100)
Accounts payable, accrued expenses and other liabilities	9,956	(5,663)
Dividends to policyholders	(271)	273
Accrued investment income	3,882	2,216
Other, net	(14,673)	(9,654)
Net cash flows used in operating activities	(51,510)	(72,715)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(137,756)	(181,871)
Maturities or calls	35,193	63,266
Sales	86,118	242,560
Fixed maturities trading:
Maturities or calls	12,618	-
Sales	56,082	-
Net purchases of short-term investments	(13,939)	(12,473)
Other, net	(2,459)	(819)
Net cash flows provided by investing activities	35,857	110,663

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,619	-
Debt issuance cost	(604)	-
Repayments of long-term debt	(3,872)	(43,223)
Purchase of Class A Common Stock	(6,272)	-
Proceeds from exercise of stock options	444	1,129
Shares purchased under stock-based compensation plans	(273)	(89)
Net cash flows provided by (used in) financing activities	10,042	(42,183)

Net decrease in cash	(5,611)	(4,235)
Cash - beginning of period	14,105	30,239
Cash - end of period	$8,494	$26,004

Supplemental cash flow information:
Interest paid	$5,528	$7,756
Income taxes paid	$200	$-
Non-cash financing activities:
Common stock issued to redeem convertible debt	$-	$3,074

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net income (loss)	$491	$(762)	$3,837	$1,719

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Holding losses arising during the period	(8,214)	(6,077)	(6,830)	(16,653)
Less: reclassification adjustment for (gains)
losses included in net income (loss), net of
tax (expense) benefit: $64 and $692 for
the three months ended June 30, 2007 and 2006;
($128) and $386 for the six months ended
June 30, 2007 and 2006	119	1,285	(238)	717

Total unrealized loss on securities	(8,095)	(4,792)	(7,068)	(15,936)

Net periodic benefit cost, net of tax expense: $27 and
$66 for the three and six months ended June 30, 2007	50	-	122	-
Unrealized gain from derivative instruments designated
as cash flow hedges, net of tax expense: $80 and
$274 for the three months ended June 30, 2007 and 2006;
$40 and $530 for the six months ended
June 30, 2007 and 2006	149	508	74	983
Foreign currency translation gain (loss), net of tax
expense (benefit): $1 and $6 for the three months
ended June 30, 2007 and 2006; ($1) and $4 for the
six months ended June 30, 2007 and 2006	2	12	(1)	7

Other comprehensive loss, net of tax	(7,894)	(4,272)	(6,873)	(14,946)

Comprehensive loss	$(7,403)	$(5,034)	$(3,036)	$(13,227)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Presentation– The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2006 Annual Report on Form 10-K.

B.  Investments – All fixed maturities in the Company’s investment portfolio are carried at fair value.  Changes in fair value of fixed maturities classified as available for sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss).  Changes in fair value of fixed maturities classified as trading are reported in realized investment gains (losses).  All short-term, highly liquid investments that have original maturities of one year or less from acquisition date are treated as short-term investments and are carried at amortized cost, which approximates fair value.

C.  Recent Accounting Pronouncements– Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  See Note 10 for the impact of the Company’s adoption of these Statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS 109”)” (“FIN 48”).  See Note 11 for the impact of this adoption.

3.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2007, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,563.3 million.  This amount includes estimated losses from claims plus estimated expenses to settle claims.  This estimate includes amounts for losses occurring on or prior to June 30, 2007 whether or not these claims have been reported to the Company.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2007, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation of certain reinsurance contracts by the Run-off Operations segment occurring in the second quarter of 2007.

(dollar amounts in thousands)
Assets:
Funds held by reinsureds	$ (32,813)

Liabilities:
Unpaid losses and loss adjustment expenses	$ (28,243)
Other liabilities	(7,586)

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Premiums written:
Direct	$110,958	$92,268	$271,733	$219,673
Assumed	6,294	7,807	11,590	14,369
Ceded	(33,602)	(14,122)	(72,441)	(34,261)
Net	$83,650	$85,953	$210,882	$199,781
Premiums earned:
Direct	$121,013	$102,109	$234,583	$203,552
Assumed	9,095	7,760	14,578	14,588
Ceded	(32,577)	(14,947)	(56,598)	(31,559)
Net	$97,531	$94,922	$192,563	$186,581
Losses and LAE:
Direct	$85,719	$73,633	$172,504	$132,560
Assumed	4,644	2,519	6,470	13,109
Ceded	(22,213)	(9,773)	(43,798)	(13,897)
Net	$68,150	$66,379	$135,176	$131,772

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company has further mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $14.9 million and $33.3 million in the second quarter and first six months of 2007.

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations.  Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash.  In 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement.  Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method.  Accordingly, the Company has a deferred gain on retroactive reinsurance of $24.5 million as of June 30, 2007, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.  Amortization of the deferred gain in the three and six month periods ended June 30, 2007 reduced loss and loss adjustment expenses by $456,000 and $906,000, respectively, compared to $432,000 and $858,000 for the same periods last year.  As of June 30, 2007, the Company also had $28.3 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts.  The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $3.1 million at June 30, 2007.

At June 30, 2007, the Run-off Operations had $75 million of available coverage under this agreement for future adverse loss development.  Any future cession of losses may require the Company to cede additional premiums of up to $28.3 million on a pro rata basis, at the following contractually determined levels:

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

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at June 30, 2007, related to certain umbrella policies covering years prior to 1977.  The reinsurer has disputed the extent of coverage under these policies.  The parties have commenced arbitration to resolve this dispute.  The ultimate resolution of this dispute cannot be determined at this time.  An unfavorable resolution of the dispute could have a material adverse effect on the Company’s results of operations.

5.  DEBT

The components of long-term debt were as follows:

	As of June 30,	As of December 31,
(dollar amounts in thousands)	2007	2006
6.50% Convertible Debt	$12,693	$19,326
Derivative component of 6.50% Convertible Debt	2,356	3,115
4.25% Convertible Debt	455	455
8.50% Senior Notes	54,900	54,900
Junior subordinated debt	64,435	43,816
Surplus Notes	10,000	10,000
Unamortized debt discount	(210)	(401)
Total long-term debt	$144,629	$131,211

In June 2007, the Company issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at the stated liquidation amount, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate plus 3.55%, and interest on this debt is payable on a quarterly basis.  At June 30, 2007, the interest rate on this debt was 8.91%.

The Company has the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, it may not declare or pay cash dividends or distributions on its Class A Common Stock.  The Company has guaranteed the obligations of the statutory trust subsidiary with respect to distributions and payments on the trust preferred securities issued by this trust.

The Company used a portion of the $20.0 million net proceeds from the recently issued junior subordinated debt to purchase, in the open market, its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”), of which $6.6 million principal amount was retired during the second quarter.  The Company paid $7.7 million for these bond purchases, exclusive of accrued interest.  Subsequent to June 30, 2007, the Company retired an additional $8.1 million principal amount of its 6.50% Convertible Debt for which it paid $9.6 million, exclusive of accrued interest.  As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

The Company had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that it had designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on its junior subordinated debt and its Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  During the second quarter of 2007, the Company settled these interest rate swaps for net proceeds of $578,000.

In June 2007, the Company entered into new interest rate swaps that it has designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt and its Surplus Notes.  There was no consideration paid or received for these swaps.  The swaps will effectively convert $10.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.40% and 9.93%, respectively.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of June 30, 2007, the Company had recorded a liability of $6.1 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

PMA Capital Corporation has reached agreement to settle the securities class action, In re PMA Capital Corporation Securities Litigation (Civil Action No. 03-6121), pending in the U.S. District Court for the Eastern District of Pennsylvania.  The settlement is subject to documentation and Court approval.  The settlement makes no admission of liability or wrongdoing by the Company or its officers and directors.  The amounts necessary to fund this settlement will be paid by insurance carriers for the Company.

7.  SHAREHOLDERS’ EQUITY

Changes in Class A Common Stock shares were as follows:

2007
Treasury stock - Class A Common Stock:
Balance at beginning of year	1,558,751
Purchase of treasury shares	581,556
Reissuance of treasury shares under stock-based compensation plans	(85,434)
Balance at June 30, 2007	2,054,873

In May 2007, the Company’s Board of Directors authorized the Company and its subsidiaries to repurchase up to $10 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During the second quarter, the Company repurchased 581,556 shares of its Class A Common Stock at a cost of $6.3 million.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

See Note 8 for information regarding shares reissued under stock-based compensation plans.

8.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and has in the past granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) between one and three years.  The Company recognized stock-based compensation expense of $392,000 and $510,000 for the second quarters of 2007 and 2006 and $1.0 million and $1.2 million, including $44,000 and $426,000 related to stock options, for the six month periods ended June 30, 2007 and 2006, respectively.

Information regarding the Company’s stock option plans as of June 30, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of year	1,640,584	$10.42
Options exercised	(63,426)	6.99
Options forfeited or expired	(25,643)	16.71
Options outstanding, end of quarter	1,551,515	$10.46	5.77	$3,886,268
Options exercisable, end of quarter	1,551,515	$10.46	5.77	$3,886,268
Option price range at end of quarter	$5.78 to $21.50

Information regarding the Company’s restricted stock activity as of June 30, 2007 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2007	174,340	$9.55
Granted	53,533	10.40
Vested	(151,899)	9.63
Restricted stock at June 30, 2007	75,974	$9.99

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $139,000 and $470,000 for the three and six months ended June 30, 2007, compared to $356,000 and $545,000 for the same periods last year.  At June 30, 2007, unrecognized compensation expense for non-vested restricted stock was $563,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first six months of 2007, employees remitted 31,525 shares to the Company to satisfy their payment of withholding taxes for vested awards.

In March 2006 and 2007, the Compensation Committee approved the 2006 and 2007 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009 and 2010 if the after-tax return on equity in 2008 and 2009 is within a specified range.  The Company recognized expense related to these plans of $500,000 and $250,000 for the six months ended June 30, 2007 and 2006, respectively.

9.	EARNINGS PER SHARE

The table below reconciles the denominators used in the computation of the basic and diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic shares	32,418,525	32,132,618	32,458,259	32,014,150
Dilutive effect of:
Stock options	342,123	-	298,372	356,387
Restricted stock	77,398	-	116,170	170,368
Total diluted shares	32,838,046	32,132,618	32,872,801	32,540,905

The effects of 408,000 stock options were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2007 and the effects of 1.8 million and 568,000 stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three and six months ended June 30, 2007 also do not assume the effects of the potential conversion of the Company’s convertible debt into 1.1 million and 1.2 million shares of Class A Common Stock, respectively, because they were anti-dilutive.  The effects of the potential conversion of the Company’s convertible debt into 3.9 million and 4.1 million shares of Class A Common Stock were also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively, because they were anti-dilutive.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2007.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$733,083	$733,083	$-	$-
Fixed maturities trading	84,714	84,714	-	-
Total Assets	817,797	817,797	-	-

Liabilities
Derivative component of 6.50% Convertible Debt	$2,356	$-	$2,356	$-

The Company recognized after-tax net realized losses of $507,000 and $228,000 during the second quarter and first six months of 2007 and gains of $6,000 and $620,000 for the same periods in 2006, respectively, resulting from changes in the fair value of the derivative component of its 6.50% Convertible Debt.

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

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company early adopted SFAS 157 and SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, the Company elected to reclassify all of the fixed income securities in its Run-off Operations’ investment portfolio from available for sale to trading.  Although the Company’s adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  The Company recognized after-tax net realized gains of $59,000 and losses of $455,000 during the second quarter and first six months of 2007 for subsequent changes in fair value on these trading securities.

The Company decided to adopt SFAS 159 because the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity is expected to increase in 2007.  The Run-off Operations’ investment portfolio was also reduced significantly during the second quarter as a result of the $37.5 million extraordinary dividend payment to the holding company in April 2007.  Such extraordinary dividend was approved by the Pennsylvania Insurance Department on April 20, 2007.

The balance sheet impact of this adoption was as follows:

(dollar amounts in thousands) Description	Balance Sheet 1/1/07 prior to Adoption	Net Change upon Adoption	Balance Sheet 1/1/07 after Adoption of FVO

Fixed maturities available for sale	$871,951	$(153,086)	$718,865
(amortized cost: pre-adoption - $881,348;
post-adoption - $722,219)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

11.	INCOME TAXES

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

12.	RUN-OFF OPERATIONS

Run-off Operations includes the results of the Company’s former reinsurance and excess and surplus lines businesses.  The Company withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.

As a result of the Company’s exit from the reinsurance business, 104 employees at PMA Re have been terminated in accordance with the Company’s exit plan.  Employee termination benefits and retention bonuses of approximately $6.1 million have been paid in accordance with this plan as of June 30, 2007, including $507,000 and $925,000 in the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, 31 positions, primarily claims and financial, remain.  The Company has established an employee retention arrangement for the remaining employees.  Under this arrangement, the Run-off Operations have recorded expenses of approximately $7.0 million, which included retention bonuses and severance, as of June 30, 2007, including $242,000 and $446,000 during the three and six months ended June 30, 2007, respectively, compared to $232,000 and $465,000 during the same periods last year.  The Run-off Operations expects to record expenses of approximately $400,000 for the remainder of 2007.

13.	BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income, which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of the Company’s insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Revenues:
The PMA Insurance Group	$114,467	$110,721	$225,846	$217,575
Run-off Operations	1,974	2,740	4,167	6,547
Corporate and Other	(171)	(195)	(399)	(693)
Net realized investment losses	(1,754)	(1,978)	(2,184)	(160)
Total revenues	$114,516	$111,288	$227,430	$223,269

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,400	$6,671	$20,123	$14,812
Run-off Operations	(707)	428	(1,445)	589
Corporate and Other	(5,129)	(6,128)	(10,438)	(12,267)
Pre-tax operating income	2,564	971	8,240	3,134
Income tax expense	933	447	2,983	1,311
Operating income	1,631	524	5,257	1,823
Net realized losses after tax	(1,140)	(1,286)	(1,420)	(104)
Net income (loss)	$491	$(762)	$3,837	$1,719

Net premiums earned by principal business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006
The PMA Insurance Group:
Workers' compensation	$90,636	$85,308	$176,102	$168,830
Commercial automobile	4,907	5,300	9,991	11,006
Commercial multi-peril	1,573	2,347	2,832	3,720
Other	58	1,848	2,244	2,468
Total net premiums earned	97,174	94,803	191,169	186,024
Run-off Operations:
Reinsurance	517	300	1,710	698
Excess and surplus lines	-	32	-	240
Total net premiums earned	517	332	1,710	938
Corporate and Other	(160)	(213)	(316)	(381)
Consolidated net premiums earned	$97,531	$94,922	$192,563	$186,581

The Company’s total assets by principal business segment were as follows:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2007	2006

The PMA Insurance Group	$2,020,788	$1,914,044
Run-off Operations	607,873	748,142
Corporate and Other (1)	50,326	4,221
Total assets	$2,678,987	$2,666,407

(1) Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

Selected balance sheet information for the Company’s Run-off Operations was as follows:

	As of June 30,	As of December 31,	As of June 30,
(dollar amounts in thousands)	2007	2006	2006

Assets:
Investments and cash	$109,418	$199,638	$260,283
Reinsurance receivables	340,781	354,821	383,039
Other assets	157,674	193,683	226,946
Total assets	$607,873	$748,142	$870,268

Liabilities:
Unpaid losses and loss adjustment expenses	$416,962	$517,112	$616,666
Other liabilities	86,365	90,071	113,381
Total liabilities	503,327	607,183	730,047

Shareholder's Equity:
Shareholder's equity	104,546	140,959	140,221
Total liabilities and shareholder's equity	$607,873	$748,142	$870,268

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2007, compared with December 31, 2006, and our results of operations for the three and six months ended June 30, 2007, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  These statements are based upon current estimates, assumptions and projections.  Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them.  See the Cautionary Statements on page 32 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A – Risk Factors” in our 2006 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a property and casualty insurance holding company which offers through our subsidiaries workers’ compensation and, to a lesser extent, other standard lines of commercial insurance, primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  The PMA Insurance Group segment also generates service revenues through our Third-Party Administrator (“TPA”) operations, which operates as PMA Management Corp.  Service revenues for this business were $7.5 million and $15.2 million during the second quarter and first six months of 2007, compared to $7.1 million and $14.2 million for the same periods in 2006.

We also have a Run-off Operations segment which includes the results of operations for our reinsurance and excess and surplus lines businesses.  The reinsurance business was placed in run-off in 2003 and the excess and surplus lines business was placed in run-off in 2002.

At The PMA Insurance Group, direct premiums written were $111.1 million for the second quarter of 2007, up from $92.4 million for the second quarter of 2006.  For the six months ended June 30, 2007, direct premiums written increased to $272.0 million, compared to $220.0 million for the same period last year.  We wrote $40.5 million of new business in the second quarter of 2007, compared to $20.1 million during the same period last year.  Our year to date new business increased to $98.0 million, compared to $50.1 million in the first half of 2006.  Included in direct premiums written and new business in the second quarter and first six months of 2007 were $14.3 million and $32.7 million of California workers’ compensation business produced for Midwest Insurance Companies (“Midwest”) under our partnership.  Our workers’ compensation renewal retention rate was 84% in the second quarter of 2007, consistent with that retained during the second quarter of 2006, while our renewal retention rate for the first six months of 2007 improved to 85%, up from 83% for the first six months of 2006.

On April 20, 2007, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $37.5 million from PMA Capital Insurance Company ("PMACIC").  Under the terms of the dividend approval, we may use the proceeds from the extraordinary dividend to acquire service franchises or insurance operations that complement the business of The PMA Insurance Group or PMA Management Corp.  We may also use up to $15 million of the dividend to repurchase our common stock; however, we may not use any portion of the dividend to pay shareholder dividends.

In May 2007, our Board of Directors authorized us to repurchase up to $10 million of our Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During the second quarter, we repurchased 581,556 shares of our Class A Common Stock at a cost of $6.3 million.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In June 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  We used a portion of the $20.0 million net proceeds to purchase, in the open market, our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”).

During the second quarter of 2007, we retired $6.6 million principal amount of our 6.50% Convertible Debt through open market purchases by PMA Capital Corporation.  We paid $7.7 million for these bond purchases, exclusive of accrued interest.  In July 2007, we retired an additional $8.1 million principal amount of our 6.50% Convertible Debt for which we paid $9.6 million, exclusive of accrued interest.  With this purchase activity, we currently have $4.6 million aggregate principal amount of this debt outstanding.  Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount.  We expect to use holding company cash to repurchase any remaining debt on or prior to the put date of June 30, 2009.

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

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability.  If actual losses and LAE are higher than our loss reserve estimates, actual claims reported to us exceed our estimate of the number of claims to be reported to us, or we increase our estimate of the severity of claims previously reported to us, we then have to increase reserve estimates with respect to prior periods.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We incur a charge to earnings in the period the reserves are increased.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $491,000 for the second quarter of 2007, compared to a net loss of $762,000 for the second quarter of 2006.  Operating income, which we define as net income excluding realized gains and losses, was $1.6 million for the current quarter, compared to $524,000 in the second quarter of 2006.  Net income for the three months ended June 30, 2007 included after-tax net realized investment losses of $1.1 million, compared to after-tax losses of $1.3 million for the same period a year ago.

For the first six months of 2007, we had net income of $3.8 million, compared to $1.7 million for the first half of 2006.  Operating income for the first six months of 2007 was $5.3 million, compared to $1.8 million for the same period last year.  Net income for the first six months of 2007 included after-tax net realized investment losses of $1.4 million, compared to after-tax net realized investment losses of $104,000 for the same period last year.  Included in after-tax net realized investment losses for the six months ended June 30, 2007 were losses of $228,000, compared to gains of $620,000 for the same period of 2006, resulting from changes in the fair value of the derivative component of our 6.50% Convertible Debt.

Consolidated revenues for the second quarter of 2007 were $114.5 million, compared to $111.3 million for the same period last year.  Year to date 2007 consolidated revenues were $227.4 million, compared to $223.3 million for the same period in 2006.  Direct premiums written for the second quarter of 2007 improved to $111.0 million, up from $92.3 million in the second quarter last year, while year to date premiums written increased by $52.1 million to $271.7 million, compared to the same period last year.  Included in the increases in direct premiums written for the three and six months ended June 30, 2007 were $14.3 million and $32.7 million, respectively, related to business produced for Midwest under our partnership.  Net premiums earned for the second quarter and first six months of 2007 increased 3% during each period to $97.5 million and $192.6 million, respectively, compared to the same periods a year ago.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which is GAAP net income (loss) excluding net realized investment gains and losses, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our insurance businesses because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$8,400	$6,671	$20,123	$14,812
Run-off Operations	(707)	428	(1,445)	589
Corporate and Other	(5,129)	(6,128)	(10,438)	(12,267)
Pre-tax operating income	2,564	971	8,240	3,134
Income tax expense	933	447	2,983	1,311
Operating income	1,631	524	5,257	1,823
Net realized losses after tax	(1,140)	(1,286)	(1,420)	(104)
Net income (loss)	$491	$(762)	$3,837	$1,719

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net premiums written	$81,816	$85,639	$207,709	$199,029

Net premiums earned	$97,174	$94,803	$191,169	$186,024
Net investment income	9,711	8,753	19,415	17,312
Other revenues	7,582	7,165	15,262	14,239
Total revenues	114,467	110,721	225,846	217,575

Losses and LAE	67,965	67,682	133,884	132,201
Acquisition and operating expenses	35,804	35,116	67,670	67,660
Dividends to policyholders	2,047	1,011	3,669	2,433
Interest expense	251	241	500	469
Total losses and expenses	106,067	104,050	205,723	202,763

Pre-tax operating income	$8,400	$6,671	$20,123	$14,812

Combined ratio (1)	101.6%	102.5%	99.9%	101.7%
Less: net investment income ratio	-10.0%	-9.2%	-10.2%	-9.3%
Operating ratio	91.6%	93.3%	89.7%	92.4%

(1)
The combined ratio equals the sum of losses and LAE, acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned.  Insurance-related operating expenses were $9.9 million and $15.9 million for the three and six months ended June 30, 2007, and $9.5 million and $17.4 million for the three and six months ended June 30, 2006, respectively.  Total operating expenses also include amounts incurred related to our fee-based revenues.  Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation.  These reclassifications had no impact on the previously reported full year 2006 combined ratio.

The PMA Insurance Group recorded pre-tax operating income of $8.4 million for the second quarter of 2007, compared to $6.7 million for the same period last year.  Year to date pre-tax operating income was $20.1 million, compared to $14.8 million for the first half of 2006.  The increases for both the second quarter and 2007 year to date periods were due primarily to improved underwriting results, as reflected in our lower combined ratios, and increased investment income.

Premiums

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Workers' compensation:
Direct premiums written	$98,266	$81,805	$242,477	$193,128
Premiums assumed	4,248	6,740	7,988	12,719
Premiums ceded	(28,072)	(9,755)	(60,714)	(24,795)
Net premiums written	$74,442	$78,790	$189,751	$181,052

Commercial Lines:
Direct premiums written	$12,852	$10,629	$29,572	$26,879
Premiums assumed	52	154	101	339
Premiums ceded	(5,530)	(3,934)	(11,715)	(9,241)
Net premiums written	$7,374	$6,849	$17,958	$17,977

Total:
Direct premiums written	$111,118	$92,434	$272,049	$220,007
Premiums assumed	4,300	6,894	8,089	13,058
Premiums ceded	(33,602)	(13,689)	(72,429)	(34,036)
Net premiums written	$81,816	$85,639	$207,709	$199,029

Direct workers’ compensation premiums written were $98.3 million for the second quarter of 2007, compared to $81.8 million for the same period last year.  These premium writings during the first six months of 2007 were $242.5 million, compared to $193.1 million during the first half of prior year.  Our renewal retention rate on existing workers’ compensation accounts was 84% in the second quarter of 2007, consistent with that retained during the second quarter last year, while our renewal retention rate for the first half of 2007 improved to 85%, up from 83% for the same period in 2006.  New workers’ compensation premiums in the current quarter were $35.1 million, compared to $19.0 million in the second quarter of 2006, while new business written during the first six months was $90.7 million in 2007 and $45.9 million in 2006.  Included in direct premiums written and new business for the second quarter and first six months of 2007 were $14.9 million and $33.3 million, respectively, of California workers’ compensation business written under our partnership with Midwest.  Pricing on rate sensitive workers’ compensation business written during the first six months of 2007 declined 4%, compared to pricing that remained relatively flat during the first six months of 2006.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $12.9 million for the three months ended June 30, 2007, compared to $10.6 million for the same period in 2006.  For the first six months of the year, direct premiums written for Commercial Lines was $29.6 million in 2007, compared to $26.9 million in 2006.  Our renewal retention rate on existing Commercial Lines accounts was 90% and 91% for the three and six months ended June 30, 2007, compared to 85% for both the three and six months ended June 30, 2006.  New business increased to $5.4 million in the second quarter of 2007, up from $907,000 in the second quarter of 2006, and new business for the first six months increased to $7.2 million in 2007, compared to $3.8 million for the same period last year.

Total premiums assumed decreased by $2.6 million and $5.0 million during the second quarter and first six months of 2007, compared to the same periods last year.  The decline in both periods was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation increased by $18.3 million and $35.9 million during the three and six months ended June 30, 2007, compared to the same periods a year ago.  The increases in both periods were primarily due to our partnership with Midwest, under which we ceded $14.3 million in the second quarter and $32.7 million for the first six months of 2007, and increases in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for other commercial lines increased by $1.6 million and $2.5 million during the second quarter and first six months of 2007, compared to the same periods in 2006, mainly resulting from an increase in premiums ceded on our captive accounts business.

In total, net premiums written decreased by 4% during the second quarter of 2007, compared to the same period last year, while year to date net premiums written increased by 4%, compared to the same period in 2006, and net premiums earned increased by 3% for both periods.  Generally, trends in net premiums earned follow patterns similar to net premiums written adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case during the first six months of 2007.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Loss and LAE ratio	69.9%	71.4%	70.0%	71.1%
Expense ratio:
Acquisition expenses	19.3%	20.0%	19.6%	20.0%
Operating expenses (1)	10.3%	10.0%	8.4%	9.3%
Total expense ratio	29.6%	30.0%	28.0%	29.3%
Policyholders' dividend ratio	2.1%	1.1%	1.9%	1.3%
Combined ratio	101.6%	102.5%	99.9%	101.7%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned.  Insurance-related operating expenses were $9.9 million and $15.9 million for the three and six months ended June 30, 2007, and $9.5 million and $17.4 million for the three and six months ended June 30, 2006, respectively.  Total operating expenses also include amounts incurred related to our fee-based revenues.  Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation.  These reclassifications had no impact on the previously reported full year 2006 ratios.

The loss and LAE ratios improved by 1.5 points during the second quarter of 2007 and by 1.1 points during the first six months of 2007, compared to the same periods last year.  The improved loss and LAE ratios for both periods were primarily due to lower current accident year loss and LAE ratios, compared to 2006.  While our underwriting criteria remained consistent in 2007, our current accident year loss and LAE ratios benefited from changes in workers’ compensation products selected by our insureds and a reduced amount of integrated disability and assumed premiums in 2007.  Pricing changes coupled with payroll inflation for rate sensitive workers’ compensation were slightly below overall estimated loss trends.  We estimated our medical cost inflation to be 8% during the first six months of 2007, compared to our estimate of 8.5% through the first six months of 2006.  We expect that medical cost inflation will remain a significant component of our overall loss experience.

The policyholders’ dividend ratios increased in the second quarter and first six months of 2007, compared to same periods in 2006.  The prior year periods reflected slightly higher than expected losses which resulted in lower than expected dividends on participating products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

The total expense ratios improved by 0.4 points and 1.3 points in the second quarter and first six months of 2007, compared to the same periods last year.  The fees earned under our partnership with Midwest reduced our 2007 acquisition expense ratios by 0.7 points for the quarter and 0.6 points for year to date.  The improved operating expense ratio in the first six months of 2007 reflected lower loss based state assessments, compared to the same period last year.

Net Investment Income

Net investment income increased to $9.7 million in the second quarter of 2007, compared to $8.8 million in the prior year quarter.  For the first six months of 2007, net investment income increased $2.1 million to $19.4 million, compared to the first half of 2006.  The improvement in 2007 was due primarily to higher yields on an increased invested asset base.

Other Revenues

Other revenues increased to $7.6 million in the second quarter of 2007 from $7.2 million in the prior year quarter.  Other revenues on a year to date basis increased to $15.3 million, compared to $14.2 million for the same period last year.  The increases primarily reflected higher managed care fees and increases in fees for services provided to self-insured and large deductible clients.

Run-off Operations

The Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses.  We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.  See Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net premiums written	$1,994	$527	$3,489	$1,133

Net premiums earned	$517	$332	$1,710	$938
Net investment income	1,457	2,408	2,457	5,609
Total revenues	1,974	2,740	4,167	6,547

Losses and LAE	185	(1,303)	1,292	(429)
Acquisition and operating expenses	2,496	3,615	4,320	6,387
Total losses and expenses	2,681	2,312	5,612	5,958

Pre-tax operating income (loss)	$(707)	$428	$(1,445)	$589

The Run-off Operations recorded pre-tax operating losses of $707,000 and $1.4 million for the second quarter and first six months of 2007, compared to pre-tax operating income of $428,000 and $589,000 during the same periods in 2006.  Acquisition and operating expenses for the six months ended June 30, 2007 were reduced by $1.0 million due to a reduction in the allowance for uncollectible reinsurance.

Net investment income was $1.5 million in the second quarter of 2007, compared to $2.4 million for the second quarter of 2006.  Year to date net investment income was $2.5 million through June 2007, compared to $5.6 million through June 2006.  The decreases in both periods were mainly due to reductions in the average invested asset bases of approximately $177 million, or 57%, and $184 million, or 53%, for the three and six month periods ending June 30, 2007, compared to the same periods last year.  These reductions were largely impacted by continued loss payments as well as the extraordinary dividends paid by PMACIC to PMA Capital Corporation in May 2006 and April 2007.  During the first six months of 2007, the Run-off Operations’ insurance liabilities have decreased by $100.2 million, or 19%, since year end, including $71.0 million in the second quarter.  Included in the second quarter reduction was $28.2 million from commutations with ceding companies.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses, including debt service.  Corporate and Other recorded net expenses of $5.1 million during the second quarter of 2007, down from $6.1 million during the same period last year.  Net expenses were $10.4 million during the first six months of 2007, which decreased from $12.3 million during the first six months of 2006.  The improvements in both periods were due primarily to lower interest expense.  The lower interest expense resulted from a lower level of debt outstanding during the second quarter and first six months of 2007, compared to the same periods a year ago.

Loss Reserves

At June 30, 2007, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for unpaid losses and LAE for all events that occurred as of June 30, 2007 is $1,563.3 million.  This amount includes estimated losses from claims plus estimated expenses to settle claims.  Our estimate also includes amounts for losses occurring on or prior to June 30, 2007 whether or not these claims have been reported to us.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At June 30, 2007, the Run-off Operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

We believe that our unpaid losses and LAE are fairly stated at June 30, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2007, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 8, 38 and 51 of our 2006 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs.  Our insurance operations generate cash by writing insurance policies and collecting premiums.  The cash generated is used to pay losses and LAE and operating expenses.  Any excess cash is invested and earns investment income.  Net cash flows used in operating activities were $21.2 million lower in the first six months of 2007, compared to the same period last year.  The improvement in our operating cash flows was primarily due to improved cash flows at The PMA Insurance Group.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect the operating activities of our Run-off Operations will continue to use cash flows into the foreseeable future, requiring us to continue to liquidate the invested assets committed to this business.  We believe that the cash used to support the run-off of this business will continue to reduce the liabilities that currently exist in the business, and will allow us to further reduce our capital commitment to the Run-off Operations.  We monitor the expected payout of the liabilities associated with the Run-off Operations and maintain excess liquidity in our investment portfolio relative to timing of expected payouts.  The cash flows from commutations are unpredictable as each commutation is an individually negotiated agreement into which we will enter only when we believe the result is economically beneficial to us.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to be able to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends, net tax payments received from subsidiaries and capital raising activities.  The PMA Insurance Group’s principal insurance subsidiaries (the “Pooled Companies”) have the ability to pay $26.5 million in dividends to PMA Capital Corporation during 2007 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $333.1 million as of June 30, 2007.

Net tax payments received from subsidiaries were $4.9 million during the second quarter of 2007, compared to $3.6 million during the same period last year.  Net tax payments received from subsidiaries during the first six months of 2007 were $16.2 million, compared to $3.5 million for the same period in 2006.

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

On May 9, 2007, our Board of Directors authorized us to repurchase shares of our Class A Common Stock in an amount not to exceed $10 million.  During the second quarter, we repurchased a total of 581,556 shares of our Class A Common Stock at a cost of $6.3 million.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In June 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  We used a portion of the $20.0 million net proceeds to purchase, in the open market, $14.7 million principal amount of our 6.50% Convertible Debt.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at the stated liquidation amount, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month LIBOR plus 3.55%, and interest on this debt is payable on a quarterly basis.  At June 30, 2007, the interest rate on this debt was 8.91%.

We have the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A Common Stock.  We have guaranteed the obligations of the statutory trust subsidiary with respect to distributions and payments on the trust preferred securities issued by the trust.

We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At June 30, 2007, we had $66.8 million in cash and investments at the holding company and its non-regulated subsidiaries, which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

During the first six months of 2007, we retired $6.6 million principal amount of our 6.50% Convertible Debt through open market purchases by PMA Capital Corporation, all of which were made during the second quarter.  We paid $7.7 million for these bond purchases, exclusive of accrued interest.  As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

As of June 30, 2007, our total outstanding debt was $144.6 million, which included $12.7 million principal amount of our 6.50% Convertible Debt, compared to $131.2 million at December 31, 2006.  The increase was primarily due to the issuance of the $20.6 million principal amount of junior subordinated debt, offset by the open market purchases of our 6.50% Convertible Debt.

Subsequent to June 30, 2007, we retired another $8.1 million principal amount of our 6.50% Convertible Debt for which we paid $9.6 million, exclusive of accrued interest.  With this purchase activity, we currently have $4.6 million aggregate principal amount of this debt outstanding.  Holders, at their option, may require us to repurchase all or a portion of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount.  We expect to use holding company cash to repurchase this debt on or prior to the put date of June 30, 2009.

We incurred interest expense of $2.8 million during the second quarter of 2007, compared to $3.8 million during the same period last year.  Year to date 2007 interest expense totaled $5.7 million, compared to $7.6 million during the first six months of 2006.  We paid interest of $2.4 million during the second quarter of 2007, compared to $3.0 million during the same period last year.  We have paid $5.5 million in interest through the first six months of 2007, compared to $7.8 million during the first six months of 2006.  The declines in interest expense and interest paid for both periods in 2007, compared to the same periods last year, were largely due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt in the prior year.  We expect to pay interest of $6 million for the remainder of 2007.

We had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that we had designated as cash flow hedges associated with the variable interest rates on our junior subordinated debt and our Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  During the second quarter of 2007, we settled these interest rate swaps for net proceeds of $578,000.

In June 2007, we entered into new interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt and our Surplus Notes.  There was no consideration paid or received for these swaps.  The swaps will effectively convert $10.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.40% and 9.93%, respectively.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The market values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio at The PMA Insurance Group to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of June 30, 2007, the duration of our investments that support the insurance reserves was 3.7 years and the duration of our insurance reserves was 3.3 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

INVESTMENTS

At June 30, 2007, our investments were carried at a fair value of $918.6 million, which included accrued investment income of $737,000 related to our trading securities, and had an amortized cost of $936.5 million.  The average credit quality of our portfolio was AAA-.  All but two of our fixed income securities were publicly traded and all were rated by at least one nationally recognized credit rating agency.  At June 30, 2007, all but four securities in our fixed income portfolio were of investment grade credit quality.  These four securities were classified as trading securities and accounted for less than 1% of the total portfolio.

At June 30, 2007, $536 million, or 58%, of our investment portfolio was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations.  Of this $536 million, $26 million, or 3% of the total investment portfolio, were residential mortgage-backed securities whose underlying collateral was either a Sub-Prime or Alt A mortgage.  The $26 million, which includes $23 million of Alt A collateral and $3 million of Sub-Prime collateral, had an estimated weighted average life of 3.4 years, with $10 million of that balance expected to pay off within one year and an average credit quality of AAA.  Based upon our high quality collateral and short average life, we do not expect to incur material losses of principal from these holdings.

The net unrealized loss on our available for sale investments at June 30, 2007 was $14.1 million, or 1.9% of the amortized cost basis.  The net unrealized loss included gross unrealized gains of $1.6 million and gross unrealized losses of $15.7 million.  Effective January 1, 2007, we reclassified certain securities, which were previously reported as fixed maturities available for sale, to the trading category in conjunction with our adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The securities selected had gross unrealized gains of $530,000 and gross unrealized losses of $6.6 million at the time of our adoption.

For all but two securities, which were carried at fair values of $16.8 million and $817,000 at June 30, 2007, fair values were determined using prices obtained in the public markets.  For these two securities, we utilize the services of our outside professional investment asset managers to determine the fair value.  The asset managers determine the fair value of the securities by using a discounted present value of the estimated future cash flows (interest and principal repayment).

We review the securities in our available for sale fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost.  Our analysis includes all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time.  As part of our periodic review process, we utilize the expertise of our outside professional asset manager who provides us with an updated assessment of each issuer’s current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.  For structured securities, we analyze the quality of the underlying collateral of the security.  We do not believe that there are credit related risks associated with our U.S. Treasury and agency securities.

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

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Sales of investments:
Realized gains	$163	$811	$922	$3,411
Realized losses	(1,076)	(2,786)	(1,904)	(4,513)
Change in fair value of trading securities	90	-	(700)	-
Change in fair value of debt derivative	(780)	8	(351)	953
Other	(151)	(11)	(151)	(11)
Total net realized investment losses	$(1,754)	$(1,978)	$(2,184)	$(160)

The gross realized gains and losses on sales of investments primarily related to the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, while maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.  The change in fair value of trading securities related to the securities in our Run-off Operations’ investment portfolio that were selected for the fair value option and reclassified from available for sale to trading with our adoption of SFAS 159, effective January 1, 2007.

As of June 30, 2007, our available for sale investment portfolio had gross unrealized losses of $15.7 million.  For securities that were in an unrealized loss position at June 30, 2007, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss	Percentage Fair Value to Amortized Cost

Less than 6 months	64	$196.4	$200.1	$(3.7)	98%
6 to 9 months	14	64.7	66.1	(1.4)	98%
9 to 12 months	1	1.3	1.4	(0.1)	93%
More than 12 months	101	117.9	122.5	(4.6)	96%
Subtotal	180	380.3	390.1	(9.8)	97%
U.S. Treasury and
Agency securities	80	189.4	195.3	(5.9)	97%
Total	260	$569.7	$585.4	$(15.7)	97%

Of the 101 securities that have been in an unrealized loss position for more than 12 months, 100 securities have an unrealized loss of less than 20% of each security’s amortized cost.  These 100 securities have a total fair value of 97% of the amortized cost basis at June 30, 2007, and the average unrealized loss per security is approximately $41,000.  The one security with an unrealized loss greater than 20% of its amortized cost at June 30, 2007 has a fair value of $817,000 and an amortized cost of $1.4 million.  This security, which matures in 2033, is rated AAA, and its $1.4 million principal is backed and guaranteed at maturity by discounted agency securities.  We have both the ability and intent to hold this security until it matures.

The contractual maturities of securities in an unrealized loss position at June 30, 2007 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2007	$0.7	$0.7	$-	100%
2008-2011	49.7	50.7	(1.0)	98%
2012-2016	23.1	24.2	(1.1)	95%
2017 and later	2.3	2.3	-	100%
Mortgage-backed and other
asset-backed securities	304.5	312.2	(7.7)	98%
Subtotal	380.3	390.1	(9.8)	97%
U.S. Treasury and Agency
securities	189.4	195.3	(5.9)	97%
Total	$569.7	$585.4	$(15.7)	97%

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition and measurement of uncertain tax positions.  FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

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

The following table provides the fair value measurements of our applicable assets and liabilities by level within the fair value hierarchy as of June 30, 2007.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$733,083	$733,083	$-	$-
Fixed maturities trading	84,714	84,714	-	-
Total Assets	817,797	817,797	-	-

Liabilities
Derivative component of 6.50% Convertible Debt	$2,356	$-	$2,356	$-

In February 2007, the FASB issued SFAS 159.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  This Statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option).  Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments.  Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income.  The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  We early adopted SFAS 157 and SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, we elected to reclassify all of the fixed income securities in our Run-off Operations’ investment portfolio from available for sale to trading.  Although our adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  We recognized after-tax net realized gains of $59,000 and losses of $455,000 during the second quarter and first six months of 2007, respectively, for subsequent changes in fair value on these trading securities.

We decided to adopt SFAS 159 because the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity is expected to increase in 2007.  The Run-off Operations’ investment portfolio was also reduced significantly during the second quarter as a result of the $37.5 million extraordinary dividend payment to the holding company in April 2007.  Such extraordinary dividend was approved by the Pennsylvania Insurance Department on April 20, 2007.

The balance sheet impact of this adoption was as follows:

(dollar amounts in thousands) Description	Balance Sheet 1/1/07 prior to Adoption	Net Change Upon Adoption	Balance Sheet 1/1/07 after Adoption of FVO

Fixed maturities available for sale	$871,951	$(153,086)	$718,865
(amortized cost: pre-adoption - $881,348;
post-adoption - $722,219)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 51 of our 2006 Form 10-K.

CAUTIONARY STATEMENTS

Except for historical information provided in Management’s Discussion and Analysis and otherwise in this report, statements made throughout this report are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties.  Words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are intended to identify forward-looking statements.  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, competitive and economic data and our current operating plans.  Although management believes that our expectations are reasonable, there can be no assurance that our actual results will not differ materially from those expected.

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

Part II.          Other Information

Item 1.          Legal Proceedings

In re PMA Capital Corporation Securities Litigation

PMA Capital Corporation has reached agreement to settle the securities class action (Civil Action No. 03-6121) pending in the U.S. District Court for the Eastern District of Pennsylvania.  The settlement is subject to documentation and Court approval.  The settlement makes no admission of liability or wrongdoing by the Company or its officers and directors.  The amounts necessary to fund this settlement will be paid by insurance carriers for the Company.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
4/1/07-4/30/07	-	-	-	-
5/1/07-5/31/07
Share repurchases (1)	238,000	$10.57	238,000	$7,485,000
6.50% Convertible Debt repurchases (2)	206,256	18.60	-	-
6/1/07-6/30/07
Share repurchases (1)	343,556	10.94	343,556	3,728,000
6.50% Convertible Debt repurchases (2)	198,986	19.31	-	-

Total	986,798	$14.14	581,556

(1)
On May 15, 2007, the Company announced that it received authorization from its Board of Directors to purchase up to $10 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.

(2)
We repurchased $3.4 million and $3.2 million principal amount of our 6.50% Convertible Debt in May and June 2007, respectively.  The average price paid per share for the open market purchases was calculated by dividing the total cash paid, exclusive of accrued interest payments, by the number of shares of Class A Common Stock into which the debt was convertible.

(3)	As of the last day of the applicable month.

Item 4.             Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 9, 2007.  At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect four nominees as members of our Board of Directors to serve for terms expiring at the 2010 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Patricia A. Drago	29,811,572	1,007,375
J. Gregory Driscoll	29,719,969	1,098,978
Richard Lutenski	29,824,395	994,552
Neal C. Schneider	29,809,095	1,009,852

The following members of our Board of Directors continue to serve the remainder of their existing terms in office:

Peter S. Burgess Vincent T. Donnelly Charles T. Freeman James C. Hellauer James F. Malone, III John D. Rollins Roderic H. Ross L.J. Rowell, Jr.

2.	Proposal to approve the PMA Capital Corporation 2007 Omnibus Incentive Compensation Plan was approved as follows:

Total Votes
Votes in favor	22,099,737
Votes against	4,514,315
Abstentions	240,472
Broker non-votes	3,964,423

3.	Proposal to ratify the appointment of Beard Miller Company LLP as our independent registered public accounting firm was approved as follows:

Total Votes
Votes in favor	30,755,089
Votes against	50,841
Abstentions	13,016
Broker non-votes	-

Item 6.          Exhibits

The Exhibits are listed in the Exhibit Index on page 36.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date:  August 6, 2007                                                                                     By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing
(10)	Material Contracts
10.1	Non-Employee Director Compensation	Filed herewith
(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith