Form 10-Q
period 2007-09-30
PMA CAPITAL CORP
filed 2007-11-05
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
YES /  / NO /X/

There were 31,920,486 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on November 2, 2007.

Part I.                      Financial Information
Item 1.                      Financial Statements

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands, except share data)	2007	2006

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2007 - $728,952; 2006 - $881,348)	$725,637	$871,951
Fixed maturities trading, at fair value (amortized cost and
accrued investment income: 2007 - $50,785)	50,412	-
Short-term investments	104,692	86,448
Total investments	880,741	958,399

Cash	8,687	14,105
Accrued investment income	5,799	9,351
Premiums receivable (net of valuation allowance: 2007 - $10,921; 2006 - $9,563)	259,920	207,771
Reinsurance receivables (net of valuation allowance: 2007 - $11,891; 2006 - $12,891)	1,107,292	1,039,979
Prepaid reinsurance premiums	42,334	26,730
Deferred income taxes, net	103,284	100,019
Deferred acquisition costs	42,626	36,239
Funds held by reinsureds	104,715	130,214
Other assets	159,032	143,600
Total assets	$2,714,430	$2,666,407

Liabilities:
Unpaid losses and loss adjustment expenses	$1,586,471	$1,634,865
Unearned premiums	257,598	202,973
Long-term debt	135,072	131,211
Accounts payable, accrued expenses and other liabilities	225,783	191,540
Reinsurance funds held and balances payable	97,651	82,275
Dividends to policyholders	4,730	4,450
Total liabilities	2,307,305	2,247,314

Commitments and contingencies (Note 6)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized (2007 - 34,217,945 shares issued and 31,920,486 outstanding; 2006 - 34,217,945 shares issued and 32,659,194 outstanding)	171,090	171,090
Additional paid-in capital	110,687	109,922
Retained earnings	174,190	184,216
Accumulated other comprehensive loss	(16,673)	(20,624)
Treasury stock, at cost (2007 - 2,297,459 shares; 2006 - 1,558,751 shares)	(32,169)	(25,511)
Total shareholders' equity	407,125	419,093
Total liabilities and shareholders' equity	$2,714,430	$2,666,407

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share data)	2007	2006	2007	2006

Revenues:
Net premiums written	$117,332	$108,338	$328,214	$308,119
Change in net unearned premiums	(22,454)	(13,054)	(40,773)	(26,254)
Net premiums earned	94,878	95,284	287,441	281,865
Net investment income	10,670	10,747	32,320	33,205
Net realized investment gains (losses)	937	(799)	(1,247)	(959)
Other revenues	7,649	6,624	23,050	21,014
Total revenues	114,134	111,856	341,564	335,125

Losses and expenses:
Losses and loss adjustment expenses	85,610	66,754	220,786	198,526
Acquisition expenses	18,221	19,811	56,372	56,688
Operating expenses	18,589	18,953	57,308	60,520
Dividends to policyholders	2,205	589	5,874	3,022
Interest expense	3,075	3,039	8,734	10,685
Total losses and expenses	127,700	109,146	349,074	329,441

Income (loss) before income taxes	(13,566)	2,710	(7,510)	5,684

Income tax expense (benefit):
Current	537	-	737	-
Deferred	(5,300)	1,209	(3,281)	2,464
Total	(4,763)	1,209	(2,544)	2,464
Net income (loss)	$(8,803)	$1,501	$(4,966)	$3,220

Net income (loss) per share:
Basic	$(0.28)	$0.05	$(0.15)	$0.10
Diluted	$(0.28)	$0.05	$(0.15)	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2007	2006

Cash flows from operating activities:
Net income (loss)	$(4,966)	$3,220
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Deferred income tax expense (benefit)	(3,281)	2,464
Net realized investment losses	1,247	959
Stock-based compensation	1,413	1,785
Depreciation and amortization	2,829	6,959
Change in:
Premiums receivable and unearned premiums, net	2,476	23,530
Reinsurance receivables	(67,313)	25,521
Prepaid reinsurance premiums	(15,604)	(17,801)
Unpaid losses and loss adjustment expenses	(48,394)	(129,560)
Funds held by reinsureds	25,499	13,152
Reinsurance funds held and balances payable	15,376	6,994
Deferred acquisition costs	(6,387)	(6,148)
Accounts payable, accrued expenses and other liabilities	34,812	674
Dividends to policyholders	280	292
Accrued investment income	3,552	535
Other, net	(16,187)	(7,982)
Net cash flows used in operating activities	(74,648)	(75,406)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(209,316)	(229,355)
Maturities or calls	53,241	87,147
Sales	147,900	278,789
Fixed maturities trading:
Maturities or calls	20,554	-
Sales	83,641	-
Net purchases of short-term investments	(17,652)	(631)
Other, net	(3,416)	(1,001)
Net cash flows provided by investing activities	74,952	134,949

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,619	-
Debt issuance cost	(604)	-
Repayments of long-term debt	(17,297)	(60,622)
Purchase of Class A Common Stock	(8,611)	-
Proceeds from exercise of stock options	444	1,316
Shares purchased under stock-based compensation plans	(273)	(89)
Net cash flows used in financing activities	(5,722)	(59,395)

Net increase (decrease) in cash	(5,418)	148
Cash - beginning of period	14,105	30,239
Cash - end of period	$8,687	$30,387

Supplemental cash flow information:
Interest paid	$8,416	$11,226
Income taxes paid	$737	$-
Non-cash financing activities:
Common stock issued to redeem convertible debt	$-	$3,074

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net income (loss)	$(8,803)	$1,501	$(4,966)	$3,220

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	6,798	12,675	(32)	(3,977)
Less: reclassification adjustment for (gains)
losses included in net income (loss), net of
tax (expense) benefit: $131 and ($60) for the
three months ended September 30, 2007 and 2006;
$3 and $326 for the nine months ended
September 30, 2007 and 2006	243	(112)	5	605

Total unrealized gain (loss) on securities	7,041	12,563	(27)	(3,372)

Net periodic benefit cost, net of tax expense: $16 and $82
for the three and nine months ended September 30, 2007	30	-	152	-
Unrealized gain (loss) from derivative instruments designated as cash flow hedges, net of tax expense (benefit): ($87)
and ($509) for the three months ended September 30, 2007
and 2006; ($47) and $19 for the nine months ended
September 30, 2007 and 2006	(162)	(946)	(88)	36
Foreign currency translation gain (loss), net of tax
expense (benefit): ($7) and $2 for the three months
ended September 30, 2007 and 2006; ($8) and $5 for the
nine months ended September 30, 2007 and 2006	(13)	3	(14)	10

Other comprehensive income (loss), net of tax	6,896	11,620	23	(3,326)

Comprehensive income (loss)	$(1,907)	$13,121	$(4,943)	$(106)

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business and the decision to withdraw from the reinsurance business, as well as competitive and other market conditions, operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

C.  Recent Accounting Pronouncements– Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  See Note 10 for the impact of the Company’s adoption of these Statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS 109”)” (“FIN 48”).  See Note 11 for the impact of this adoption.

3.      UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2007, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance businesses is $1,586.5 million.  This amount includes estimated losses from claims plus estimated expenses to settle claims.  This estimate includes amounts for losses occurring on or prior to September 30, 2007 whether or not these claims have been reported to the Company.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company.  Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss.  The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy.  The Company’s major long-tail lines include its workers’ compensation and casualty reinsurance business.  In addition, because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims may be subject to more unforeseen development and uncertainty.  As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends.  Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

During the third quarter of 2007, the Run-off Operations increased its net loss reserves for prior accident years by $22 million.  During the third quarter, the Company’s actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, the Company’s actuaries observed increased loss development from a limited number of ceding companies on its claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22 million.  The claims-made book of business represents approximately 20% of the Run-off Operations gross reserves at September 30, 2007.

For the Company’s asbestos and environmental exposures, estimating reserves continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards.  Management believes that its reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies.  However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues.  Coverage issues in cases in which the Company is a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage.  Therefore, the Company’s ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to the Company’s financial condition, results of operations and liquidity.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2007, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

The following table summarizes the effect on the Company’s underwriting assets and liabilities of the commutation of certain reinsurance contracts by the Run-off Operations segment occurring during the first nine months of 2007.

(dollar amounts in thousands)
Assets:
Funds held by reinsureds	$(32,813)

Liabilities:
Unpaid losses and loss adjustment expenses	$(28,503)
Other liabilities	(7,695)

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Premiums written:
Direct	$146,547	$127,334	$418,280	$347,007
Assumed	4,492	6,937	16,082	21,306
Ceded	(33,707)	(25,933)	(106,148)	(60,194)
Net	$117,332	$108,338	$328,214	$308,119
Premiums earned:
Direct	$121,065	$103,879	$355,648	$307,431
Assumed	2,458	2,070	17,036	16,658
Ceded	(28,645)	(10,665)	(85,243)	(42,224)
Net	$94,878	$95,284	$287,441	$281,865
Losses and LAE:
Direct	$98,657	$77,629	$271,161	$210,189
Assumed	13,295	4,843	19,765	17,952
Ceded	(26,342)	(15,718)	(70,140)	(29,615)
Net	$85,610	$66,754	$220,786	$198,526

In the first quarter of 2006, the Company began to non-renew existing in-force and discontinue writing new integrated disability business.  Effective August 1, 2007, the Company purchased reinsurance covering substantially all unpaid losses and LAE related to its integrated disability business.  Under the agreement, the reinsurer will also handle the servicing and benefit payments related to this business.  Upon entering into this agreement, the Company ceded $25.7 million in carried loss and LAE reserves and paid $22.7 million in cash.  Because the coverage is retroactive, the Company deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method.  Accordingly, the Company has a deferred gain on retroactive reinsurance of $3.0 million at September 30, 2007, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  The Company’s retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company has further mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $13.7 million and $47.0 million in the third quarter and first nine months of 2007, compared to $2.1 million for the same periods in 2006.

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of the Run-off Operations.  Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash.  In 2005, the Run-off Operations ceded $30 million in losses and LAE under this agreement.  In the third quarter of 2007, an additional $22 million in losses and LAE were ceded under this agreement.  See Note 3 for additional information about prior year loss reserve development at the Run-off Operations.  Because the coverage is retroactive, the Run-off Operations deferred the initial benefit of these cessions, which is being amortized over the estimated settlement period of the losses using the interest method.  Accordingly, the Company has a deferred gain on retroactive reinsurance of $46.1 million as of September 30, 2007, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.  Amortization of the deferred gain in the three and nine month periods ended September 30, 2007 reduced loss and loss adjustment expenses by $462,000 and $1.4 million, respectively, compared to $438,000 and $1.3 million for the same periods last year.  As of September 30, 2007, the Company also had $43.7 million included in other assets for other receivables due under the contract, such as interest credited on prepaid amounts.  The Company’s net assets recorded on a statutory basis for this contract exceeded the consolidated GAAP net assets by $8.4 million at September 30, 2007.

At September 30, 2007, the Run-off Operations had $53 million of available coverage under this agreement for future adverse loss development.  Any future cession of losses may require the Company to cede additional premiums of up to $14 million on a pro rata basis, at the following contractually determined levels:

Additional
Losses ceded	Additional premiums
$0 - $28 million	Up to $14 million
$28 - $53 million	No additional premiums

In addition, the contract requires an additional premium of $2.5 million if it is not commuted by December 31, 2007.  This additional premium as well as the additional premiums due for any future losses ceded have been prepaid as part of the original $146.5 million payment and are included in other assets on the Balance Sheet.

The PMA Insurance Group has recorded reinsurance receivables of $13.9 million at September 30, 2007, related to certain umbrella policies covering years prior to 1977.  The reinsurer had previously disputed the extent of coverage under these policies.  Subsequent to September 30, 2007, the Company settled this dispute with the reinsurer.

5.      DEBT

The components of long-term debt were as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2007	2006	Maturity
6.50% Convertible Debt	$4,584	$19,326	2022
Derivative component of 6.50% Convertible Debt	762	3,115
4.25% Convertible Debt	455	455	2022
8.50% Senior Notes	54,900	54,900	2018
Junior subordinated debt	64,435	43,816	2033 - 2037
Surplus Notes	10,000	10,000	2035
Unamortized debt discount	(64)	(401)
Total long-term debt	$135,072	$131,211

In June 2007, the Company issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at 107.5% of par, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate plus 3.55%, and interest on this debt is payable on a quarterly basis.

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

The Company used a portion of the $20.0 million net proceeds from the recently issued junior subordinated debt to purchase, in the open market, its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”).  The Company retired $14.7 million principal amount of its 6.50% Convertible Debt, including $8.1 million in the third quarter, for which it paid $17.3 million, including $9.6 million in the third quarter, exclusive of accrued interest.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

The Company had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that it had designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on its junior subordinated debt and its Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  During 2007, the Company settled these interest rate swaps and received net proceeds of $578,000.

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

In September 2007, the Company entered into a new interest rate swap that it has designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt.  There was no consideration paid or received for this swap.  The swap will effectively convert $20.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 8.29%.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of September 30, 2007, the Company had recorded a liability of $6.4 million for these assessments, which is included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

7.      SHAREHOLDERS’ EQUITY

Changes in outstanding Class A Common Stock shares were as follows:

2007

Treasury stock - Class A Common Stock:
Balance at beginning of year	1,558,751
Purchase of treasury shares	827,142
Reissuance of treasury shares under stock-based compensation plans	(88,434)
Balance at September 30, 2007	2,297,459

In May 2007, the Company’s Board of Directors authorized the Company and its subsidiaries to repurchase up to $10 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During the year, the Company repurchased 827,142 shares of its Class A Common Stock at a cost of $8.6 million, including 245,586 shares in the third quarter at a cost of $2.3 million.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

See Note 8 for information regarding shares reissued under stock-based compensation plans.

8.      STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and has in the past granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $399,000 and $564,000 for the third quarters of 2007 and 2006 and $1.4 million and $1.8 million for the nine month periods ended September 30, 2007 and 2006, respectively.  The stock-based compensation expense included amounts related to stock options of $88,000 for the third quarter of 2006 and $44,000 and $514,000 for the first nine months of 2007 and 2006, respectively.

Information regarding the Company’s stock option plans as of September 30, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of year	1,640,584	$10.42
Options exercised	(63,426)	6.99
Options forfeited or expired	(54,931)	16.69
Options outstanding, end of quarter	1,522,227	$10.34	5.62	$2,524,693
Options exercisable, end of quarter	1,522,227	$10.34	5.62	$2,524,693
Option price range at end of quarter	$5.78 to $21.50

Information regarding the Company’s restricted stock activity as of September 30, 2007 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2007	174,340	$9.55
Granted	56,533	10.38
Vested	(151,899)	9.63
Restricted stock at September 30, 2007	78,974	$9.99

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $149,000 and $619,000 for the three and nine months ended September 30, 2007, compared to $352,000 and $896,000 for the same periods last year.  At September 30, 2007, unrecognized compensation expense for non-vested restricted stock was $444,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first nine months of 2007, employees remitted 31,525 shares to the Company to satisfy their payment of taxes for vested awards.

In March 2006 and 2007, the Compensation Committee approved the 2006 and 2007 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009 and 2010 if the return on equity in 2008 and 2009 is within a specified range.  The Company recognized expenses related to these plans of $250,000 and $750,000 for the three and nine month periods ended September 30, 2007, compared to $125,000 and $375,000 for the same periods last year.

9.      EARNINGS PER SHARE

The table below reconciles the denominators used in the computation of the basic and diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic shares	32,001,649	32,444,916	32,304,383	32,159,316
Dilutive effect of:
Stock options	-	296,020	-	335,798
Restricted stock	-	181,707	-	174,189
Total diluted shares	32,001,649	32,922,643	32,304,383	32,669,303

The effects of 1.5 million stock options were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2007, and the effects of 467,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive.  Also excluded from the diluted share computation for the three and nine months ended September 30, 2007 were the effects of 77,000 and 103,000 shares of restricted stock, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 also do not assume the effects of the potential conversion of the Company’s convertible debt into 377,000 and 908,000 shares of Class A Common Stock, respectively, because they were anti-dilutive.  The effects of the potential conversion of the Company’s convertible debt into 1.7 million and 3.3 million shares of Class A Common Stock were also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive.

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

The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2007.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$725,637	$725,637	$-	$-
Fixed maturities trading	50,412	50,412	-	-
Total Assets	776,049	776,049	-	-

Liabilities
Derivative component of 6.50% Convertible Debt	$762	$-	$762	$-

The Company recognized after-tax net realized losses of $29,000 and $257,000 during the third quarter and first nine months of 2007, compared to a loss of $570,000 and a gain of $50,000 for the same periods in 2006, respectively, resulting from changes in the fair value of the derivative component of its 6.50% Convertible Debt.

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

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company early adopted SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, the Company elected to reclassify all of the fixed income securities in its Run-off Operations’ investment portfolio from available for sale to trading.  Although the Company’s adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  The Company recognized after-tax net realized gains of $2.7 million and $2.3 million during the third quarter and first nine months of 2007 for subsequent changes in fair value on these trading securities.

The Company decided to adopt SFAS 159 because the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity was expected to increase in 2007.  The Run-off Operations’ investment portfolio was also reduced significantly during the second quarter as a result of the $37.5 million extraordinary dividend payment to the holding company in April 2007.

The balance sheet impact of the SFAS 159 adoption was as follows:

(dollar amounts in thousands) Description	Balance Sheet 1/1/07 prior to Adoption	Net Change upon Adoption	Balance Sheet 1/1/07 after Adoption of FVO

Fixed maturities available for sale (amortized cost: pre-adoption - $881,348; post-adoption - $722,219)	$871,951	$(153,086)	$718,865
Fixed maturities trading (amortized cost and accrued investment income: pre-adoption - $0; post-adoption - $162,871)	-	156,828	156,828
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

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

As a result of the Company’s exit from the reinsurance business, 105 employees at PMA Re have been terminated in accordance with the Company’s exit plan.  Employee termination benefits and retention bonuses of approximately $6.5 million have been paid in accordance with this plan through September 30, 2007, including $929,000 and $994,000 in the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, 31 positions, primarily claims and financial, remain.  The Company has established an employee retention arrangement for the remaining employees.  Under this arrangement, the Run-off Operations have recorded expenses of approximately $7.2 million, which included retention bonuses and severance, as of September 30, 2007, including $197,000 and $643,000 during the three and nine months ended September 30, 2007, respectively, compared to $278,000 and $743,000 during the same periods last year.  The Run-off Operations expects to record expenses under employee retention agreements of approximately $200,000 in the fourth quarter of 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Revenues:
The PMA Insurance Group	$111,113	$110,267	$336,959	$327,842
Run-off Operations	2,159	2,441	6,326	8,988
Corporate and Other	(75)	(53)	(474)	(746)
Net realized investment gains (losses)	937	(799)	(1,247)	(959)
Total revenues	$114,134	$111,856	$341,564	$335,125

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$12,363	$8,351	$32,486	$23,163
Run-off Operations	(22,016)	174	(23,461)	763
Corporate and Other	(4,850)	(5,016)	(15,288)	(17,283)
Pre-tax operating income (loss)	(14,503)	3,509	(6,263)	6,643
Income tax expense (benefit)	(5,091)	1,489	(2,108)	2,800
Operating income (loss)	(9,412)	2,020	(4,155)	3,843
Net realized gains (losses) after tax	609	(519)	(811)	(623)
Net income (loss)	$(8,803)	$1,501	$(4,966)	$3,220

Net premiums earned by principal business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006
The PMA Insurance Group:
Workers' compensation	$85,531	$86,070	$261,633	$254,900
Commercial automobile	5,529	5,288	15,520	16,294
Commercial multi-peril	1,811	2,054	4,643	5,774
Other	1,057	1,284	3,301	3,752
Total net premiums earned	93,928	94,696	285,097	280,720
Run-off Operations:
Reinsurance	1,395	758	3,105	1,456
Excess and surplus lines	(290)	(12)	(290)	228
Total net premiums earned	1,105	746	2,815	1,684
Corporate and Other	(155)	(158)	(471)	(539)
Consolidated net premiums earned	$94,878	$95,284	$287,441	$281,865

The Company’s total assets by principal business segment were as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2007	2006

The PMA Insurance Group	$2,078,949	$1,914,044
Run-off Operations	591,365	748,142
Corporate and Other (1)	44,116	4,221
Total assets	$2,714,430	$2,666,407

(1) Corporate and Other includes the effects of eliminating transactions between the various insurance segments.

Selected balance sheet information for the Company’s Run-off Operations was as follows:

	As of	As of	As of
	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2007	2006	2006

Assets:
Investments and cash	$93,115	$199,638	$236,381
Reinsurance receivables	346,490	354,821	375,131
Other assets	151,760	193,683	207,268
Total assets	$591,365	$748,142	$818,780

Liabilities:
Unpaid losses and loss adjustment expenses	$414,237	$517,112	$567,322
Other liabilities	105,307	90,071	108,089
Total liabilities	519,544	607,183	675,411

Shareholder's Equity:
Shareholder's equity	71,821	140,959	143,369
Total liabilities and shareholder's equity	$591,365	$748,142	$818,780

14.	SUBSEQUENT EVENT

On October 1, 2007, the Company entered into a Stock Purchase Agreement with Charles C. Caldwell, Thomas G. Hamill, Colin D. O’Connor and J. Mark Davis (collectively, the “Sellers”), pursuant to which the Company acquired all of the stock of Midlands Holding Corporation from the Sellers.  Under the Stock Purchase Agreement, the Company paid cash of $19.8 million for the stock and $3.4 million for the net worth of Midlands Holding Corporation at the closing of the transaction.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the ability of Midlands Management Corporation (“Midlands”), the operating subsidiary of Midlands Holding Corporation, to achieve earnings growth for its business over the next four years.  The payment for net worth is subject to final adjustment in April 2008.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of third party administrator services.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2007, compared with our financial condition as of December 31, 2006, and our results of operations for the three and nine months ended September 30, 2007, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  These statements are based upon current estimates, assumptions and projections.  Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them.  See the Cautionary Statements on page 33 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A – Risk Factors” in our 2006 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based third party administrator (“TPA”) services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  The PMA Insurance Group segment also generates service revenues through our TPA operations, which operates as PMA Management Corp.  Service revenues for this business were $7.6 million and $22.8 million during the third quarter and first nine months of 2007, compared to $6.6 million and $20.8 million for the same periods in 2006.

We also have a Run-off Operations segment which includes the results of operations for our reinsurance and excess and surplus lines businesses.  The reinsurance business was placed in run-off in 2003 and the excess and surplus lines business was placed in run-off in 2002.

At The PMA Insurance Group, direct premiums written were $146.7 million for the third quarter of 2007, up from $127.5 million for the third quarter of 2006.  For the nine months ended September 30, 2007, direct premiums written increased to $418.8 million, compared to $347.5 million for the same period last year.  Included in direct premiums written in the third quarter and first nine months of 2007 were $13.7 million and $47.0 million of California workers’ compensation business produced under our partnership with Midwest Insurance Companies (“Midwest”), compared to $2.1 million for the same periods last year.  We wrote $39.2 million of new business in the third quarter of 2007, compared to $23.3 million during the same period last year.  Our year-to-date new business increased to $137.2 million, compared to $73.5 million in the first nine months of 2006.  Included in new business in the third quarter and first nine months of 2007 were $12.4 million and $45.7 million of the Midwest business, compared to $2.1 million for the same periods last year.  Our partnership with Midwest became effective September 1, 2006.  Our workers’ compensation renewal retention rate was 89% in the third quarter of 2007, compared to 88% during the third quarter of 2006, while our renewal retention rate for the first nine months of 2007 was 87%, up from 85% for the first nine months of 2006.

On April 20, 2007, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $37.5 million from PMA Capital Insurance Company (“PMACIC”).  Under the terms of the dividend approval, we were permitted to use the proceeds from the extraordinary dividend to acquire service franchises or insurance operations that complement the business of The PMA Insurance Group or PMA Management Corp.  We were also permitted to use up to $15 million of the dividend to repurchase our common stock; however, we were not permitted to use any portion of the dividend to pay shareholder dividends.

In May 2007, our Board of Directors authorized us to repurchase up to $10 million of our Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  Since then, we repurchased 827,142 shares of our Class A Common Stock at a cost of $8.6 million, including 245,586 shares in the third quarter at a cost of $2.3 million.  We intend to solicit consents from holders of our convertible debt in order to provide us with more flexibility with respect to share repurchases.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

During 2007, we retired $14.7 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) through open market purchases by PMA Capital Corporation.  With this purchase activity, we currently have $4.6 million aggregate principal amount of this debt outstanding.  Holders, at their option, may require us to repurchase all or a portion of this debt on June 30, 2009 at 114% of the principal amount.  We expect to use holding company cash to repurchase any remaining debt on or prior to the put date of June 30, 2009.

On October 1, 2007, we entered into a Stock Purchase Agreement under which we acquired all of the stock of Midlands Holding Corporation.  Under the Stock Purchase Agreement, we paid cash of $19.8 million for the stock and $3.4 million for the net worth of Midlands Holding Corporation at the closing of the transaction.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the ability of Midlands Management Corporation (“Midlands”), the operating subsidiary of Midlands Holding Corporation, to achieve earnings growth for its business over the next four years.  The payment for net worth is subject to final adjustment in April 2008.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  We also earn revenues by providing claims adjusting, managed care and risk control services to customers.  As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make are:

·	losses we pay under insurance policies that we write;
·	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers and the internal expenses to operate the business segment; and

·	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability.  If actual losses and LAE are higher than our loss reserve estimates, actual claims reported to us exceed our estimate of the number of claims to be reported to us, or we increase our estimate of the severity of claims previously reported to us, we then have to increase reserve estimates with respect to prior periods.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We incur a charge to earnings in the period the reserves are increased.  In the third quarter of 2007, we recorded a $22 million pre-tax charge to increase loss reserves for prior years in our Run-off Operations segment, as discussed under “Run-off Operations” beginning on page 23 of this MD&A.

RESULTS OF OPERATIONS

Consolidated Results

We recorded a net loss of $8.8 million for the third quarter of 2007, compared to net income of $1.5 million for the third quarter of 2006.  Operating income (loss), which we define as net income (loss) excluding realized gains and losses, was an operating loss of $9.4 million for the current quarter, compared to operating income of $2.0 million in the third quarter of 2006.  The net loss for the three months ended September 30, 2007 included after-tax net realized investment gains of $609,000, compared to after-tax net realized investment losses of $519,000 for the same period a year ago.

For the first nine months of 2007, we had a net loss of $5.0 million, compared to net income of $3.2 million for the first nine months of 2006.  The operating loss for the first nine months of 2007 was $4.2 million, compared to operating income of $3.8 million for the same period last year.  The net loss for the first nine months of 2007 included after-tax net realized investment losses of $811,000, compared to losses of $623,000 for the same period last year.

The net loss and operating loss for the three and nine months ended September 30, 2007 included an after-tax reserve charge of $14.3 million for prior year loss development at the Run-off Operations.  The reserve charge was primarily related to increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims from accident years 2001 to 2003.

Consolidated revenues for the third quarter of 2007 were $114.1 million, compared to $111.9 million for the third quarter last year.  Year-to-date 2007 consolidated revenues were $341.6 million, compared to $335.1 million for the same period in 2006.  Direct premiums written for the third quarter of 2007 improved to $146.5 million, up from $127.3 million in the third quarter last year, while year-to-date premiums written increased by $71.3 million to $418.3 million, compared to the same period last year.  Included in the increases in direct premiums written for the three and nine months ended September 30, 2007 were $11.6 million and $44.9 million, respectively, related to business produced under our partnership with Midwest.  Net premiums earned for the first nine months of 2007 increased by 2% to $287.4 million, while net premiums earned for the third quarter of 2007 were $94.9 million, compared to $95.3 million for the same period a year ago.

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

The following is a reconciliation of our segment operating results and operating income (loss) to GAAP net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$12,363	$8,351	$32,486	$23,163
Run-off Operations	(22,016)	174	(23,461)	763
Corporate and Other	(4,850)	(5,016)	(15,288)	(17,283)
Pre-tax operating income (loss)	(14,503)	3,509	(6,263)	6,643
Income tax expense (benefit)	(5,091)	1,489	(2,108)	2,800
Operating income (loss)	(9,412)	2,020	(4,155)	3,843
Net realized gains (losses) after tax	609	(519)	(811)	(623)
Net income (loss)	$(8,803)	$1,501	$(4,966)	$3,220

Beginning in the fourth quarter of 2007, we expect to report the combined operating results of Midlands and PMA Management Corp. in a new reporting segment within our consolidated results of operations.

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net premiums written	$116,271	$107,795	$323,980	$306,824

Net premiums earned	$93,928	$94,696	$285,097	$280,720
Net investment income	9,569	8,998	28,984	26,310
Other revenues	7,616	6,573	22,878	20,812
Total revenues	111,113	110,267	336,959	327,842

Losses and LAE	63,163	68,255	197,047	200,456
Acquisition and operating expenses	33,128	32,818	100,798	100,478
Dividends to policyholders	2,205	589	5,874	3,022
Interest expense	254	254	754	723
Total losses and expenses	98,750	101,916	304,473	304,679

Pre-tax operating income	$12,363	$8,351	$32,486	$23,163

Combined ratio (1)	97.3%	101.0%	99.0%	101.4%
Less: net investment income ratio	-10.2%	-9.5%	-10.2%	-9.4%
Operating ratio	87.1%	91.5%	88.8%	92.0%

(1)
The combined ratio equals the sum of losses and LAE, acquisition expenses, insurance-related operating expenses and policyholders’ dividends, all divided by net premiums earned.  Insurance-related operating expenses were $7.8 million and $23.7 million for the three and nine months ended September 30, 2007, and $7.7 million and $25.1 million for the three and nine months ended September 30, 2006, respectively.  Total operating expenses also include amounts incurred related to our fee-based revenues.  Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation.  These reclassifications had no impact on the previously reported full year 2006 combined ratio.

The PMA Insurance Group recorded pre-tax operating income of $12.4 million for the third quarter of 2007, compared to $8.4 million for the same period last year.  Year-to-date pre-tax operating income was $32.5 million, compared to $23.2 million for the first nine months of 2006.  The increases for both the third quarter and 2007 year-to-date periods were due primarily to improved underwriting results, as reflected in our lower combined ratios, and increased investment income.

Premiums

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Workers' compensation:
Direct premiums written	$132,888	$112,945	$375,365	$306,073
Premiums assumed	2,816	6,341	10,804	19,060
Premiums ceded	(29,334)	(17,728)	(90,048)	(42,523)
Net premiums written	$106,370	$101,558	$296,121	$282,610

Commercial Lines:
Direct premiums written	$13,814	$14,547	$43,386	$41,426
Premiums assumed	73	70	174	409
Premiums ceded	(3,986)	(8,380)	(15,701)	(17,621)
Net premiums written	$9,901	$6,237	$27,859	$24,214

Total:
Direct premiums written	$146,702	$127,492	$418,751	$347,499
Premiums assumed	2,889	6,411	10,978	19,469
Premiums ceded	(33,320)	(26,108)	(105,749)	(60,144)
Net premiums written	$116,271	$107,795	$323,980	$306,824

Direct workers’ compensation premiums written were $132.9 million for the third quarter of 2007, compared to $112.9 million for the same period last year.  These premium writings during the first nine months of 2007 were $375.4 million, compared to $306.1 million during the first nine months of last year.  Our renewal retention rate on existing workers’ compensation accounts was 89% in the third quarter of 2007, compared to 88% for the same period last year, while our renewal retention rate for the first nine months of 2007 was 87%, up from 85% for the same period in 2006.  New workers’ compensation premiums in the current quarter were $36.9 million, compared to $21.3 million in the third quarter of 2006, while new business written during the first nine months was $127.6 million in 2007 and $67.2 million in 2006.  Included in new business for the third quarter and first nine months of 2007 were $12.4 million and $45.7 million of California workers’ compensation business written under our partnership with Midwest, compared to $2.1 million for each of the same periods last year.  Our partnership with Midwest became effective September 1, 2006.  Pricing on rate sensitive workers’ compensation business written during the first nine months of 2007 declined 4%, compared to pricing that decreased by less than 2% during the first nine months of 2006.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $13.8 million for the three months ended September 30, 2007, compared to $14.5 million for the same period in 2006.  For the first nine months of 2007, direct premiums written for Commercial Lines were $43.4 million in 2007, compared to $41.4 million in 2006.  Our renewal retention rate on existing Commercial Lines accounts was 89% in the third quarter of 2007, compared to 87% for the same period last year, while our renewal retention rate for the first nine months of 2007 was 90%, up from 86% for the same period in 2006.  New business was $2.4 million in the third quarter of 2007, up from $1.8 million in the third quarter of 2006, and new business for the first nine months increased to $9.6 million in 2007, compared to $5.6 million for the same period last year.

Total premiums assumed decreased by $3.5 million and $8.5 million during the third quarter and first nine months of 2007, compared to the same periods last year.  The decline in both periods was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation increased by $11.6 million and $47.5 million during the three and nine months ended September 30, 2007, compared to the same periods a year ago.  The increases in both periods were primarily due to our partnership with Midwest, under which we ceded $12.9 million and $45.6 million in the third quarter and first nine months of 2007, compared to $2.1 million in the same periods last year. The year-to-date increase was also attributable to an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for other commercial lines decreased by $4.4 million and $1.9 million during the third quarter and first nine months of 2007, compared to the same periods in 2006, mainly resulting from changes in the contractual terms of our property quota share treaty.

In total, net premiums written increased by 8% and 6% during the three and nine months ended September 30, 2007, compared to the same periods last year.  Net premiums earned for the first nine months of 2007 increased by 2%, compared to the same period a year ago, while net premiums earned during the third quarter of 2007 decreased by 1%, compared to the third quarter of 2006.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case during the first nine months of 2007.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss and LAE ratio	67.2%	72.1%	69.1%	71.4%
Expense ratio:
Acquisition expenses	19.4%	20.2%	19.5%	20.0%
Operating expenses (1)	8.4%	8.1%	8.3%	8.9%
Total expense ratio	27.8%	28.3%	27.8%	28.9%
Policyholders' dividend ratio	2.3%	0.6%	2.1%	1.1%
Combined ratio	97.3%	101.0%	99.0%	101.4%

(1)
The operating expense ratio equals insurance-related operating expenses divided by net premiums earned.  Insurance-related operating expenses were $7.8 million and $23.7 million for the three and nine months ended September 30, 2007, and $7.7 million and $25.1 million for the three and nine months ended September 30, 2006, respectively.  Total operating expenses also include amounts incurred related to our fee-based revenues.  Certain reclassifications between insurance-related and non-insurance related expenses of prior period amounts have been made to conform to the current year presentation.  These reclassifications had no impact on the previously reported full year 2006 ratios.

The loss and LAE ratios improved by 4.9 points during the third quarter of 2007 and by 2.3 points during the first nine months of 2007, compared to the same periods last year.  These improvements were primarily due to lower current accident year loss and LAE ratios, compared to 2006.  While our underwriting criteria remained consistent in 2007, our current accident year loss and LAE ratios benefited from changes in workers’ compensation products selected by our insureds and a reduced amount of integrated disability and assumed premiums in 2007.  Pricing changes coupled with payroll inflation for rate sensitive workers’ compensation were slightly below overall estimated loss trends.  We estimated our medical cost inflation to be 8% during the first nine months of 2007, compared to our estimate of 8.5% through the first nine months of 2006.  We expect that medical cost inflation will remain a significant component of our overall loss experience.

The policyholders’ dividend ratios increased in the third quarter and first nine months of 2007, compared to same periods in 2006.  The prior year periods reflected slightly higher than expected losses which resulted in lower than expected dividends on participating products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

The total expense ratios improved by 0.5 points and 1.1 points in the third quarter and first nine months of 2007, compared to the same periods last year.  The fees earned under our partnership with Midwest reduced our 2007 acquisition expense ratios by 0.8 points for the quarter and 0.7 points year-to-date.

Net Investment Income

Net investment income increased to $9.6 million in the third quarter of 2007, compared to $9.0 million in the prior year quarter.  For the first nine months of 2007, net investment income increased $2.7 million to $29.0 million, compared to the first nine months of 2006.  The improvements in 2007 were due primarily to higher yields on an increased invested asset base.

Other Revenues

Other revenues increased to $7.6 million in the third quarter of 2007 from $6.6 million in the prior year quarter.  Other revenues on a year-to-date basis increased to $22.9 million, compared to $20.8 million for the same period last year.  The increases primarily reflect higher managed care fees and increases in fees for services provided to self-insured and large deductible clients.

Run-off Operations

The Run-off Operations includes the results of our former reinsurance and excess and surplus lines businesses.  We withdrew from the reinsurance business in 2003 and the excess and surplus lines business in 2002.  See Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding Run-off Operations.

Summarized financial results of the Run-off Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Net premiums written	$1,216	$701	$4,705	$1,834

Net premiums earned	$1,105	$746	$2,815	$1,684
Net investment income	1,054	1,695	3,511	7,304
Total revenues	2,159	2,441	6,326	8,988

Losses and LAE	22,447	(1,501)	23,739	(1,930)
Acquisition and operating expenses	1,728	3,768	6,048	10,155
Total losses and expenses	24,175	2,267	29,787	8,225

Pre-tax operating income (loss)	$(22,016)	$174	$(23,461)	$763

The Run-off Operations recorded pre-tax operating losses of $22.0 million and $23.5 million for the third quarter and first nine months of 2007, compared to pre-tax operating income of $174,000 and $763,000 during the same periods in 2006.  During the third quarter of 2007, the Run-off Operations increased its net loss reserves for prior accident years by $22 million.  During the third quarter, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22 million.

Net investment income was $1.1 million in the third quarter of 2007, compared to $1.7 million for the third quarter of 2006.  Year-to-date net investment income was $3.5 million through September 2007, compared to $7.3 million through September 2006.  The decreases in both periods were mainly due to reductions in the average invested asset bases of approximately $158 million, or 63%, and $175 million, or 56%, for the three and nine month periods ending September 30, 2007, compared to the same periods last year.  These reductions were largely impacted by continued loss payments as well as the extraordinary dividends paid by PMACIC to PMA Capital Corporation in May 2006 and April 2007.  During the first nine months of 2007, the Run-off Operations’ insurance liabilities have decreased by approximately $103 million, or 20%, since year end, despite the $22 million increase to reserves recorded during the third quarter.  Included in the year-to-date reduction was $28.5 million from commutations with ceding companies.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $4.9 million during the third quarter of 2007, compared to $5.0 million during the same period last year.  Net expenses were $15.3 million during the first nine months of 2007, which decreased from $17.3 million during the first nine months of 2006.  The improvement for the first nine months was primarily due to lower interest expense.  The lower interest expense resulted from a lower level of debt outstanding in 2007, compared to last year.

Loss Reserves

At September 30, 2007, we estimated that under all insurance policies and reinsurance contracts issued by our insurance businesses, our liability for unpaid losses and LAE for all events that occurred as of September 30, 2007 is $1,586.5 million.  This amount includes estimated losses from claims plus estimated expenses to settle claims.  Our estimate also includes amounts for losses occurring on or prior to September 30, 2007 whether or not these claims have been reported to us.

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

Additionally, reinsurers are dependent on their ceding companies to provide them with reporting information regarding incurred losses.  The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company.  Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves.  For casualty lines of reinsurance, significant periods of time may elapse between when a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer.  As all of our reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to us on our reinsurance business.  Because of these time lags, and because of the variability in reserving and reporting by ceding companies, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims may be subject to more unforeseen development and uncertainty.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At September 30, 2007, the Run-off Operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

For our asbestos and environmental exposures, estimating reserves continues to be difficult because of several factors, including: (i) evolving methodologies for the estimation of the liabilities; (ii) lack of reliable historical claim data; (iii) uncertainties with respect to insurance and reinsurance coverage related to these obligations; (iv) changing judicial interpretations; and (v) changing government standards.  We believe that our reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies.  However, the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues.  Coverage issues in cases in which we are a party include disputes concerning proof of insurance coverage, questions of allocation of liability and damages among the insured and participating insurers, assertions that asbestos claims are not products or completed operations claims subject to an aggregate limit and contentions that more than a single occurrence exists for purposes of determining the available coverage.  Therefore, our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to our financial condition, results of operations and liquidity.

We believe that our unpaid losses and LAE are fairly stated at September 30, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2007, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.  See “Run-off Operations” beginning on page 23 for additional information regarding increases in loss reserves for prior years.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 8, 38 and 51 of our 2006 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs.  Our insurance operations generate cash by writing insurance policies and collecting premiums.  The cash generated is used to pay losses and LAE and operating expenses.  Any excess cash is invested and earns investment income.  Net cash flows used in operating activities remained consistent during the first nine months of 2007, compared to the same period last year.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect the operating activities of our Run-off Operations will continue to use cash flows into the foreseeable future, requiring us to continue to liquidate the invested assets committed to this business.  We monitor the expected payout of the liabilities associated with the Run-off Operations and maintain excess liquidity in our investment portfolio relative to timing of expected payouts.  The cash flows from commutations are unpredictable as each commutation is an individually negotiated agreement into which we will enter only when we believe the result is economically beneficial.  During the fourth quarter of 2007, we expect to commute the adverse development cover which will result in the increase of our invested asset base at the Run-off Operations by over $170 million.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group will be positive for the foreseeable future as we anticipate premium and service revenue collections to exceed losses and LAE and operating expense payments.  We intend to be able to invest these positive cash flows and earn investment income. During the third quarter of 2007, The PMA Insurance Group's cash flows were reduced by $22.7 million for retroactive reinsurance purchased to cover substantially all of the unpaid losses and LAE related to its integrated disability business.

At the holding company level, our primary sources of liquidity are dividends, net tax payments received from subsidiaries and capital raising activities.  The PMA Insurance Group’s principal insurance subsidiaries (the “Pooled Companies”) have the ability to pay $26.5 million in dividends to PMA Capital Corporation during 2007 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $339.8 million as of September 30, 2007.

Net tax payments received from subsidiaries were $3.4 million during the third quarter of 2007, compared to $2.3 million during the same period last year.  Net tax payments received from subsidiaries during the first nine months of 2007 were $19.6 million, compared to $5.8 million for the same period in 2006.

On April 20, 2007, the Pennsylvania Insurance Department approved our request for an extraordinary dividend in the amount of $37.5 million from PMACIC.  Under the terms of the dividend approval, we were permitted to use the proceeds from the extraordinary dividend to acquire service franchises or insurance operations that complement the business of The PMA Insurance Group or PMA Management Corp.  We were also permitted to use up to $15 million of the dividend to repurchase our common stock; however, we were not permitted to use any portion of the dividend to pay shareholder dividends.

On May 9, 2007, our Board of Directors authorized us to repurchase shares of our Class A Common Stock in an amount not to exceed $10 million.  Since then, we repurchased 827,142 shares of our Class A Common Stock at a cost of $8.6 million, including 245,586 shares in the third quarter at a cost of $2.3 million.  We intend to solicit consents from holders of our convertible debt in order to provide us with more flexibility with respect to share repurchases.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In June 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  We used a portion of the $20.0 million net proceeds to purchase, in the open market, $14.7 million principal amount of our 6.50% Convertible Debt.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at 107.5% of par, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate plus 3.55%, and interest on this debt is payable on a quarterly basis.

We have the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A Common Stock.  We have guaranteed the obligations of the statutory trust subsidiary with respect to distributions and payments on the trust preferred securities issued by the trust.

We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At September 30, 2007, we had $50.9 million in cash and short-term investments at the holding company and its non-regulated subsidiaries.  On October 1, 2007, the holding company paid $23.2 million in cash for the acquisition of Midlands, which included $3.4 million for net worth.  We believe that our current funds, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

On October 1, 2007, we entered into a Stock Purchase Agreement with Charles C. Caldwell, Thomas G. Hamill, Colin D. O’Connor and J. Mark Davis (collectively, the “Sellers”), pursuant to which we acquired all of the stock of Midlands Holding Corporation from the Sellers.  Under the Stock Purchase Agreement, we paid cash of $19.8 million for the stock and $3.4 million for the net worth of Midlands Holding Corporation at the closing of the transaction.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on Midlands’ ability to achieve earnings growth for its business over the next four years.  The payment for net worth is subject to final adjustment in April 2008.  We expect to be able to pay most of any future earn-out payments through cash generated from Midlands’ operations.

During the first nine months of 2007, we retired $14.7 million principal amount of our 6.50% Convertible Debt, including $8.1 million in the third quarter, through open market purchases by PMA Capital Corporation.  We paid $17.3 million for these bond purchases, including $9.6 million for the third quarter purchases, exclusive of accrued interest.  As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

As of September 30, 2007, our total outstanding debt was $135.1 million, which included $4.6 million principal amount of our 6.50% Convertible Debt, compared to $131.2 million at December 31, 2006.  The increase was primarily due to the issuance of the $20.6 million principal amount of junior subordinated debt, offset by the open market purchases of our 6.50% Convertible Debt.  Holders, at their option, may require us to repurchase all or a portion of the remaining 6.50% Convertible Debt on June 30, 2009 at 114% of the principal amount.  We expect to use holding company cash to repurchase this debt on or prior to the put date of June 30, 2009.

We incurred interest expense of $3.1 million during the third quarter of 2007, compared to $3.0 million during the same period last year.  During the first nine months of 2007, we incurred interest expense of $8.7 million, compared to $10.7 million during the first nine months of 2006.  We paid interest of $2.9 million during the third quarter of 2007, compared to $3.5 million during the same period last year.  We have paid $8.4 million in interest through the first nine months of 2007, compared to $11.2 million during the first nine months of 2006.  The year-to-date declines in interest expense and interest paid in 2007, compared to the same period last year, were largely due to the mandatory redemption and open market purchases of our 6.50% Convertible Debt in the prior year.  We expect to pay interest of $3 million in the fourth quarter of 2007.

We had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that we had designated as cash flow hedges associated with the variable interest rates on our junior subordinated debt and our Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  During 2007, we settled these interest rate swaps and received net proceeds of $578,000.

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

In September 2007, we entered into a new interest rate swap that we have designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt.  There was no consideration paid or received for this swap.  The swap will effectively convert $20.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 8.29%.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The market values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio at The PMA Insurance Group to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of September 30, 2007, the duration of our investments that support the insurance reserves was 3.7 years and the duration of our insurance reserves was 3.5 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield.

INVESTMENTS

At September 30, 2007, our investments were carried at a fair value of $880.7 million, which included accrued investment income of $634,000 related to our trading securities, and had an amortized cost of $883.8 million.  The average credit quality of our portfolio was AAA-.  All but one of our fixed income securities were publicly traded and all were rated by at least one nationally recognized credit rating agency.  At September 30, 2007, all but four securities in our fixed income portfolio were of investment grade credit quality.  These four securities were classified as trading securities and accounted for less than 1% of the total portfolio.

At September 30, 2007, $494 million, or 56% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations.  Of this $494 million, $24 million, or 3% of the total investment portfolio, were residential mortgage-backed securities whose underlying collateral was either a Sub-Prime or Alt A mortgage.  The $24 million, which includes $21 million of Alt A collateral and $3 million of Sub-Prime collateral, had an estimated weighted average life of 3.1 years, with $9.4 million of that balance expected to pay off within one year, and an average credit quality of AAA.  Based upon our high quality collateral and short average life, we do not expect to incur material losses of principal from these holdings.

The net unrealized loss on our available for sale investments at September 30, 2007 was $3.3 million, or 0.5% of the amortized cost basis.  The net unrealized loss included gross unrealized gains of $4.5 million and gross unrealized losses of $7.8 million.  Effective January 1, 2007, we reclassified certain securities, which were previously reported as fixed maturities available for sale, to the trading category in conjunction with our adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The securities selected had gross unrealized gains of $530,000 and gross unrealized losses of $6.6 million at the time of our adoption.

For all but one security, fair values were determined using prices obtained in the public markets.  For this security, which was carried at a fair value of $613,000 at September 30, 2007, we utilize the services of our outside professional investment asset manager to determine its fair value.  The asset manager determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2007	2006	2007	2006

Sales of investments:
Realized gains	$216	$966	$1,138	$4,377
Realized losses	(3,310)	(796)	(5,214)	(5,310)
Change in fair value of trading securities	4,172	-	3,472	-
Change in fair value of debt derivative	(45)	(877)	(396)	77
Other	(96)	(92)	(247)	(103)
Total net realized investment gains (losses)	$937	$(799)	$(1,247)	$(959)

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

As of September 30, 2007, our available for sale investment portfolio had gross unrealized losses of $7.8 million.  For securities that were in an unrealized loss position at September 30, 2007, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	26	$65.3	$65.7	$(0.4)	99%
6 to 9 months	11	61.8	62.7	(0.9)	99%
9 to 12 months	8	48.7	49.3	(0.6)	99%
More than 12 months	92	109.6	112.8	(3.2)	97%
Subtotal	137	285.4	290.5	(5.1)	98%
U.S. Treasury and
Agency securities	63	159.4	162.1	(2.7)	98%
Total	200	$444.8	$452.6	$(7.8)	98%

Of the 92 securities that have been in an unrealized loss position for more than 12 months, 91 securities have an unrealized loss of less than 20% of each security’s amortized cost.  These 91 securities have a total fair value of 98% of the amortized cost basis at September 30, 2007, and the average unrealized loss per security is approximately $28,000.  The one security with an unrealized loss greater than 20% of its amortized cost at September 30, 2007 has a fair value of $613,000 and an amortized cost of $1.4 million.  This security, which matures in 2033, is rated AAA, and its $1.4 million principal is backed and guaranteed at maturity by discounted agency securities.  We have both the ability and intent to hold this security until it matures.

The contractual maturities of securities in an unrealized loss position at September 30, 2007 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2007	$-	$-	$-	0%
2008-2011	37.0	37.4	(0.4)	99%
2012-2016	24.8	25.7	(0.9)	96%
2017 and later	1.4	1.4	-	100%
Mortgage-backed and other
asset-backed securities	222.2	226.0	(3.8)	98%
Subtotal	285.4	290.5	(5.1)	98%
U.S. Treasury and Agency
securities	159.4	162.1	(2.7)	98%
Total	$444.8	$452.6	$(7.8)	98%

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

The following table provides the fair value measurements of our applicable assets and liabilities by level within the fair value hierarchy as of September 30, 2007.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$725,637	$725,637	$-	$-
Fixed maturities trading	50,412	50,412	-	-
Total Assets	776,049	776,049	-	-

Liabilities
Derivative component of 6.50% Convertible Debt	$762	$-	$762	$-

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

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  We early adopted SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, we elected to reclassify all of the fixed income securities in our Run-off Operations’ investment portfolio from available for sale to trading.  Although our adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  We recognized after-tax net realized gains of $2.7 million and $2.3 million during the third quarter and first nine months of 2007, respectively, for subsequent changes in fair value on these trading securities.

We decided to adopt SFAS 159 because the investment portfolio at the Run-off Operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006, and due to the unpredictability of cash flows for commutations combined with the shrinking size of the portfolio, trading activity was expected to increase in 2007.  The Run-off Operations’ investment portfolio was also reduced significantly during the second quarter as a result of the $37.5 million extraordinary dividend payment to the holding company in April 2007.

The balance sheet impact of the SFAS 159 adoption was as follows:

(dollar amounts in thousands) Description	Balance Sheet 1/1/07 prior to Adoption	Net Change upon Adoption	Balance Sheet 1/1/07 after Adoption of FVO

Fixed maturities available for sale (amortized cost: pre-adoption - $881,348; post-adoption - $722,219)	$871,951	$(153,086)	$718,865
Fixed maturities trading (amortized cost and accrued investment income: pre-adoption - $0; post-adoption - $162,871)	-	156,828	156,828
Accrued investment income	9,351	(3,742)	5,609
Accumulated other comprehensive loss	(20,624)	3,928	(16,696)

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

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

•	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices or revenues of our service operations including Midlands Management Corporation;
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
•
regulatory changes in risk-based capital or other standards that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department or any other state insurance department;

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	our ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities and whether TRIEA is extended beyond its December 31, 2007 termination date; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission.  During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
7/1/07-7/31/07
6.50% Convertible Debt repurchases (1)	495,417	$19.42	-	$-
8/1/07-8/31/07
Share repurchases (2)	106,586	9.63	106,586	2,702,000
9/1/07-9/30/07
Share repurchases (2)	139,000	9.44	139,000	1,389,000

Total	741,003	$16.14	245,586
(1)
We repurchased $8.1 million principal amount of our 6.50% Convertible Debt in July 2007.  The average price paid per share for the open market purchases was calculated by dividing the total cash paid, exclusive of accrued interest payments, by the number of shares of Class A Common Stock into which the debt was convertible.

(2)
On May 15, 2007, the Company announced that it received authorization from its Board of Directors to purchase up to $10 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.

(3)	As of the last day of the applicable month.

Item 6.    Exhibits

The Exhibits are listed in the Exhibit Index on page 36.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 5, 2007	By: /s/ William E. Hitselberger
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

36