Form 10-K
period 2007-12-31
PMA CAPITAL CORP
filed 2008-03-11
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  YES /  /  NO /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES /  /  NO /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /X/  NO /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated Filer /  /  Accelerated filer /X/  Non-accelerated filer /  /  Smaller reporting company /  /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES /  /  NO /X/

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2007, based on the last price at which the Class A Common Stock was sold on such date, was $336,230,774.

There were 31,761,106 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on
March 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2008 Annual Meeting of Shareholders.

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements, which involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, and statements containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements.  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, competitive and economic data and our current operating plans.  Although management believes that our expectations are reasonable, there can be no assurance that our actual results will not differ materially from those expected, and therefore, you should not place undue reliance on such forward-looking statements.  Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A – Risk Factors” and in the “Cautionary Statements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1.  Business.

COMPANY OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business includes the operations of PMA Management Corp. and Midlands Management Corporation (“Midlands”).  PMA Management Corp. is a TPA, which was previously part of The PMA Insurance Group.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  Also, we have a Corporate and Other segment, which primarily includes corporate expenses and debt service.

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses which we placed into run-off in 2003 and 2002, respectively.  In February 2008, we announced that we entered into a non-binding letter of intent with a third party and expect to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.

The Pennsylvania Insurance Department approved our requests for extraordinary dividends of $73.5 million in 2006 and $37.5 million in 2007 from PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary in run-off.  As a result of the extraordinary dividends received from PMACIC, we were able to significantly reduce our outstanding debt, acquire Midlands, repurchase shares of our Class A Common Stock and improve liquidity at our holding company.

Over the past two years, we reduced our outstanding debt by $64.9 million, or 33%.  During this period, we retired $72.2 million principal amount of our 6.50% Senior Secured Convertible Debt (“6.50% Convertible Debt”) which could have been put to us on June 30, 2009 at 114% of the principal amount.  This debt also contained restrictive covenants regarding uses of holding company cash.  In January 2008, we retired the remaining $1.3 million principal amount of our 6.50% Convertible Debt.

On October 1, 2007, we entered into a Stock Purchase Agreement under which we acquired all of the stock of Midlands Holding Corporation.  Under the Stock Purchase Agreement, we paid cash of $19.8 million for the company’s stock on the closing date.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the future earnings growth of Midlands, the operating subsidiary of Midlands Holding Corporation, over the next four years.

The financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  Certain prior year amounts have been reclassified to conform to the current year classification.  In 2007, we reported the results of our Run-off Operations as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform to this change.  Revenues and pre-tax operating income (loss) for the last three years and assets at the end of the last two years attributable to each of our continuing operating segments and our Corporate and Other segment are set forth in Note 16 in Item 8 of this Form 10-K.  Assets at the end of the last two years also include our assets of discontinued operations.

Our gross and net premiums written, net premiums earned and fee-based revenues from our continuing operating segments were as follows:

(dollar amounts in thousands)	2007		2006		2005

Gross premiums written (1)	$524,799		$456,452		$421,605

Net premiums written (1)	$395,325		$373,697		$375,793

Net premiums earned (1)	$378,870	91%	$368,099	93%	$358,642	94%
Fee-based revenues (2)	37,152	9%	27,853	7%	23,591	6%
	$416,022	100%	$395,952	100%	$382,233	100%

(1) Excludes the effect of eliminating transactions in the Corporate and Other segment.
(2) Excludes net investment income and net realized investment gains (losses).

Property and casualty insurance companies provide loss protection to insureds in exchange for premiums.  If earned premiums exceed the sum of losses and loss adjustment expenses (“LAE”), acquisition and operating expenses and policyholders’ dividends, then underwriting profits are realized.  When earned premiums do not exceed the sum of these items, the result is an underwriting loss.

The “combined ratio” is a frequently used measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  Thus, a combined ratio of less than 100% reflects an underwriting profit.  Combined ratios of The PMA Insurance Group were 99.7%, 102.1% and 103.3% in 2007, 2006 and 2005, respectively.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.  The operating ratios of The PMA Insurance Group were 89.7%, 92.6% and 94.5% in 2007, 2006 and 2005, respectively.

See “Glossary of Selected Insurance Terms” for definitions of insurance and fee-based terms used in this Form 10-K.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes our traditional core business, workers’ compensation insurance.  We also provide a range of other commercial line insurance products, primarily including commercial automobile, commercial multi-peril and general liability coverages.  The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States.  Approximately 92% of this business was produced through independent agents and brokers in 2007.

The PMA Insurance Group competes on the basis of our service model, our workers’ compensation expertise, our long-term relationships with our agents and brokers, our localized service, and our reputation as a high quality claims and risk control service provider.

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

Products

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2007		2006		2005

Gross premiums written:
Workers' compensation	$471,610	90%	$407,287	89%	$369,953	88%
Commercial automobile	28,352	5%	25,209	6%	25,631	6%
Commercial multi-peril	12,993	3%	12,172	3%	13,586	3%
Other	11,844	2%	11,784	2%	12,435	3%
Total	$524,799	100%	$456,452	100%	$421,605	100%

Net premiums written:
Workers' compensation	$361,670	91%	$344,379	92%	$334,708	89%
Commercial automobile	21,909	6%	20,646	6%	22,677	6%
Commercial multi-peril	7,972	2%	5,453	1%	10,287	3%
Other	3,774	1%	3,219	1%	8,121	2%
Total	$395,325	100%	$373,697	100%	$375,793	100%

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

Statutory direct workers’ compensation premiums written by jurisdiction were as follows:

(dollar amounts in thousands)	2007		2006		2005

Pennsylvania	$142,974	31%	$131,831	35%	$140,973	42%
California	66,715	14%	18,025	5%	4,296	1%
New Jersey	49,384	11%	44,883	12%	38,848	12%
New York	37,669	8%	37,619	10%	31,490	9%
Maryland	23,901	5%	22,184	6%	15,350	5%
Florida	21,247	5%	17,893	5%	17,826	5%
Virginia	18,116	4%	17,469	5%	14,627	4%
North Carolina	15,413	3%	11,990	3%	10,487	3%
Tennessee	11,527	3%	9,482	3%	7,163	2%
Georgia	10,877	2%	6,828	2%	5,810	2%
Delaware	10,613	2%	10,020	3%	6,441	2%
Other	52,640	12%	46,572	11%	42,335	13%
Total	$461,076	100%	$374,796	100%	$335,646	100%

The increases in total direct workers’ compensation premiums written, and more specifically those written in the state of California, for 2007 and 2006, compared to the immediately preceding year, reflected business written under our agreement with Midwest Insurance Companies (“Midwest”).  In September 2006, we entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using our approved forms and rates.  Upon inception, we ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest, an affiliate of MGIA.  Effective April 1, 2007, we retained 5% of the direct premiums and related losses on this business.  Our retention of this business increased to 10% effective September 1, 2007.  Total direct premiums written under this agreement were $59.8 million in 2007 and $14.8 million in 2006.  Our agreement with Midwest terminated in March 2008.  We will continue to earn fees and service the business previously written, but no additional business will be written or renewed.

The PMA Insurance Group operates primarily in the eastern part of the United States, with service offices as far north as Syracuse, New York, as far south as Tampa, Florida and as far west as Nashville, Tennessee.  We have focused on the eastern United States because of our knowledge of workers’ compensation systems in this region’s states and our assessment of each state’s respective business, economic, legal and regulatory climates.  We closely monitor and take into consideration rate adequacy, regulatory climate and economic conditions in each state in the underwriting process.  The PMA Insurance Group employs similar analyses in determining whether and to what extent we will offer products in additional jurisdictions.  We are focused on expanding our premium base provided that any new business meets our underwriting standards.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market.  We refer to this business as residual market business.  Typically, an insurer’s share of this residual market business is assigned retrospectively based on its market share of voluntary direct premiums written.  This system exists in all of the states listed in the above table, except Pennsylvania, New York, Maryland and California.  In these four states, separate governmental entities write all of the workers’ compensation residual market business. In 2007, The PMA Insurance Group’s written premiums included $14.3 million of residual market business, which constituted 3% of our direct workers’ compensation premiums written.  Based upon data for policy year 2007 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry, in all states, was approximately 8% of direct workers’ compensation premiums written.

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

The PMA Insurance Group’s voluntary workers’ compensation premiums written by product type were as follows:

	2007(1)	2006(1)	2005

Rate-sensitive products	59%	58%	57%
Loss-sensitive products	25%	28%	30%
Alternative market products	16%	14%	13%
Total	100%	100%	100%

(1)  Excludes business written with Midwest.

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period.  These loss-sensitive products are generally subject to less rate regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer.  Under these types of policies, losses are evaluated after the policy period expires in order to determine whether additional premium adjustments are required.  These policies are typically subject to adjustment for an average of five years after policy expiration.  We generally restrict loss-sensitive products to accounts with annual premiums in excess of $100,000.

•
We also offer a variety of alternative market products for larger accounts, including large deductible policies and off-shore and domestic captive programs.  Under a large deductible policy, the customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate limit.  The deductibles under these policies generally range from $250,000 to $500,000.  Typically, we receive a lower up-front premium for these types of alternative market product plans as the insured retains a greater share of the underwriting risk than under rate-sensitive or loss-sensitive products. This reduces the potential for unfavorable claims activity on an account and encourages loss control on the part of the insured.

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

•	Access to the QualCare Inc. preferred provider organization network in New Jersey, which includes doctors, hospitals and ancillary healthcare providers.

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

•
An out of network negotiation program that targets services rendered by medical providers and facilities outside of our preferred provider organization networks.  This program enhances savings on certain high dollar medical services that meet the out of network program review criteria.  The program achieves cost savings by utilizing a medical data driven database, and by leveraging expert negotiation services, where appropriate.

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

Other Commercial Lines

The PMA Insurance Group writes other commercial property and liability coverages, including commercial automobile, commercial multi-peril, general liability and umbrella, for larger and middle market accounts that satisfy our underwriting standards.  See “The PMA Insurance Group—Underwriting” for additional discussion.

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

Under this arrangement, the client purchases an insurance policy from us and chooses a participation level.  We then cede a portion of the premium and loss exposures to either a Bermuda- or Cayman-based subsidiary.  The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism.  The client is responsible for any loss that may arise within its participation level.  This potential obligation is typically secured through assets in trust, a letter of credit or similar arrangement.  Our principal sources of income from this rent-a-captive program are the premium revenue on the risk retained by us and captive management fees earned.

Distribution

The PMA Insurance Group distributes our products through multiple channels, including national, regional and local brokers and agents and direct sales representatives.

As of December 31, 2007, The PMA Insurance Group had contracts with 492 independent agents and brokers.  During 2007, these independent brokers and agents accounted for approximately 92% of The PMA Insurance Group’s direct written premiums.  The top ten independent brokers and agents, excluding Midwest, accounted for 27% of The PMA Insurance Group’s 2007 direct written premiums, the largest of which accounted for 4% of direct written premiums.

We typically pay commissions to the agents and brokers on individual policies placed with us.  We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commissions based on specified contractual criteria, primarily related to premium growth.

As of December 31, 2007, The PMA Insurance Group employed 11 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware.  These employees produced $40.4 million in direct written premiums in 2007.

The PMA Insurance Group’s underwriters review business submissions before they are accepted.  The PMA Insurance Group monitors several statistics with respect to our independent brokers and agents, including a complete profile of the broker/agent, the number of years the broker/agent has been associated with The PMA Insurance Group, the percentage of the broker/agent’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the broker/agent’s business and the profitability of the broker/agent’s business.

As of December 31, 2007, our field organization consisted of 15 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory.  Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claims adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with our actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss.  Certain types of business are referred to underwriting specialists and actuaries for individual pricing.  The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages.  We mitigate our exposure to catastrophic loss, including terrorism, by various methods including individual account underwriting guidelines, further review of significant risks by an in-house catastrophe committee, the use of catastrophe modeling and thematic software, the purchase of per-risk and catastrophe reinsurance coverage, and potential utilization of benefits provided by federal programs.  Because terrorism exclusions are not permitted for workers’ compensation business, we refined our workers’ compensation underwriting guidelines after September 11, 2001 to manage the underwriting exposure from terrorism risks to include the review of aggregation of risks by geographic location, the evacuation and security protocols of buildings in which insured employees work, and to assess the types of entities located in the vicinity of the prospective insured.  Adherence to these procedures has not materially affected The PMA Insurance Group’s mix of business.  The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has led us to decline to write or renew certain business.  Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted such premium charges for terrorism coverage under workers’ compensation insurance in all states.  We will continue to review and refine our terrorism underwriting guidelines on a going forward basis.

Underwriters, who are based in each of our local field offices, report directly to regional underwriting officers who are primarily responsible for executing our underwriting strategy.  Regional underwriting officers report directly to senior regional executives who are accountable for territorial operating results.  The senior regional executives, along with home office underwriting, including the product management department, report directly to the Chief Underwriting Officer.  Underwriters also work with the field marketing force to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business.  In performing this assessment, the field office professionals consult with actuaries who have been assigned to the specific field office regarding loss trends and pricing and utilize actuarial loss rating models to assess the projected underwriting results of accounts.  A formal underwriting quality assurance program is employed to ensure consistent adherence to underwriting standards and controls.

The PMA Insurance Group also employs credit analysts.  These employees review the financial strength and stability of customers who select loss-sensitive and alternative market products and specify the type and amount of collateral that customers must provide under these arrangements.  Premium auditors perform audits to determine that premiums charged accurately reflect the actual exposure bases.

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

The PMA Insurance Group maintains a centralized customer service center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals.  The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution.  PMA’s Customer Service Center also houses a centralized call center providing 24 hour service for customer requests and inquiries.  Currently, approximately 60% of new losses are reported electronically through our internet based technology, including PMA Cinch®, our internet risk management information system.

Competition

The domestic property and casualty insurance industry is very competitive and consists of many companies, with no one company dominating the market for all products.  In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state.  The PMA Insurance Group has six major competitors: Liberty Mutual Group, American International Group, Inc., Zurich/Farmers Group, St. Paul Travelers, The Hartford Insurance Group and CNA, all of which are larger and have greater financial resources than us.  In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups and self-insurance programs.  Some of these competitors also are larger and have greater financial resources than us.

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

We maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services.  These standards help ensure that clients are satisfied with our products and services.  We periodically conduct client surveys to gain an understanding of the perceptions of our service as compared to our competitors.  In our most recent survey which was conducted independently in 2007, 96% of our client respondents reported that we have either met or exceeded their service expectations.  Among the areas for which we received the strongest ratings were: ease of doing business with the carrier, service provided by our call center, claims management, local service capabilities, and risk control expertise, including technical knowledge, responsiveness and understanding clients’ risk exposures and business operations.

We continuously evaluate our products to meet the needs of clients in our markets.  In 2007, The PMA Insurance Group formed a new business unit, PMA Specialty Markets, in order to expand our focus on the growing captive and groups/programs property and casualty insurance market.  As an increasing number of property and casualty insurance buyers seek alternative market solutions for their insurance needs, this new business unit will enhance The PMA Insurance Group’s ability to compete for this type of business.  In 2006, The PMA Insurance Group introduced access to two provider networks, MedRisk and QualCare Inc., which offer managed care services to control loss costs.  In 2005, The PMA Insurance Group introduced enhanced commercial multi-peril products that were specifically designed for clients in twelve different industry groups in which we already had a presence in the workers’ compensation line of business.  These products offer additional property and liability coverages and increased limits compared to prior products offered by The PMA Insurance Group.  The PMA Insurance Group continues to focus on rehabilitation and managed care services to control workers’ compensation costs for our clients and to evaluate new product opportunities that may enhance our overall competitive position.  See “The PMA Insurance Group—Workers’ Compensation Insurance” for additional discussion.

Industry Trends

The property and casualty insurance industry has historically been cyclical in nature.  This cyclical nature has included periods characterized by excess capacity, which have resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers.  These “soft markets” have typically led companies to withdraw from portions of the business that are under-priced or to cease operations.  In turn, market conditions typically begin to “harden” as the market contracts and many insurance and reinsurance companies independently seek price increases and more favorable policy terms.  Alternatively, catastrophic events, such as the World Trade Center attack or natural disasters may trigger the beginning of a harder market.

Pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation products decreased by 4% in 2007, compared to decreases of 2% in 2006 and price increases of 4% in 2005.  While we focus on the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products, there can be no assurance that price changes coupled with payroll inflation will increase at a level consistent with loss cost inflation.  This is true even if loss costs increase throughout the industry as a whole.  Furthermore, on rate-sensitive products, any benefit that we derive from potential price increases may be partially or completely offset by price increases on our ceded reinsurance, by frequency of reported losses and by loss cost inflation.

In February 2008, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 10.2%, which was approved by the Pennsylvania Insurance Department and will become effective on April 1, 2008.  While this will result in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We do not expect that the filed loss costs will result in a reduction in premiums in Pennsylvania at the same level of the loss cost reduction, based on our current views of the experience modification factors and potential future experience of our book of business.  We will continue to determine our business pricing through schedule charges/credits that we file and use to limit the effect of filed loss cost changes.  We also believe that the loss cost change should not significantly affect the results or the profitability of our loss-sensitive and alternative market books of business, which represent approximately 42% of our Pennsylvania workers’ compensation business.

FEE-BASED BUSINESS

Background

PMA Management Corp. has been in operation since 1991 and was previously reported by us as part of The PMA Insurance Group.  PMA Management Corp. provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  PMA Management Corp. shares resources with the Pooled Companies and, therefore, requires minimal capital investment.  In addition, this business competes on the basis of our reputation as a high quality claims and risk control service provider.  As part of the claims administration services, clients benefit from the same comprehensive array of managed care services to control loss costs that are provided as part of The PMA Insurance Group’s workers’ compensation product offerings.

As a result of our acquisition of Midlands in October 2007, we reported the combined operating results of our fee-based businesses, PMA Management Corp. and Midlands, in a new reporting segment, Fee-based Business.  These businesses allow us to expand and diversify our revenue base to include services that do not include assumption of insurance risk.  Midlands is a managing general agent, program administrator and provider of TPA services.  Midlands has been in operation since 1990 and is based in Oklahoma City, Oklahoma.  Midlands acts as a broker of excess and surplus lines insurance, a managing general agent, and a claims administration and consulting firm.  Its activities encompass underwriting, brokerage, insurance consulting, and claims management.

Products
Fee-based revenues were as follows:

(dollar amounts in thousands)	2007		2006		2005

Revenues (1):
Claims service revenues	$34,034	92%	$27,853	100%	$23,591	100%
Commission income	3,005	8%	-	0%	-	0%
Other revenues	113	0%	-	0%	-	0%
Total	$37,152	100%	$27,853	100%	$23,591	100%

(1) The revenues of Midlands are included only from the date of acquisition, October 1, 2007.

Claims Services

Our Fee-based Business primarily generates its revenues through claims services provided to clients.  Under claims services, our Fee-based Business operates as a TPA, and therefore, provides claims services while undertaking no insurance risk in the arrangement.  Fee-based Business provides complete multi-line claim administration services to individual, captive, and group self-insured clients, ceding carriers and reinsurers.  More specifically, our Fee-based Business offers claims services under a variety of insurance products, including workers’ compensation, property, casualty, personal accident, accident and health, and marine.

Agency and Brokerage

Agency and brokerage business accounted for 8% of our fee-based revenues in 2007.  We are licensed in all 50 states to provide agency and brokerage services.  We generate this business from acting as an intermediary for reinsurance contracts and brokering products for retail insurance agents and wholesale brokers specializing in hard-to-place property and casualty business and specialty products.  We also provide consulting services for a variety of clients, including insurance companies, associations, purchasing groups, and large corporate insurance buyers.

Distribution

As of December 31, 2007, PMA Management Corp. had 15 offices that offer risk control and claims adjustment services and Midlands had six offices, including three offices solely dedicated to claims services.

Competition

The markets in which our Fee-based Business competes contain many participants and are very competitive.  For claims services, our Fee-based Business competes with national, regional and local providers of TPA services.  Our main competitors within the claims service business at a national level include Gallagher Bassett, Corvel and CMS.  Unlike The PMA Insurance Group, which competes with both insurance companies and the alternative risk market, our claims service business at Midlands competes only with other participants providing services within the alternative risk market.  Our agency and brokerage business competes with national and regional insurance brokers and insurance companies.  To gauge our performance against competition, we conduct client surveys and audits.

DISCONTINUED OPERATIONS

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses which we placed into run-off in 2003 and 2002, respectively.  In February 2008, we announced that we entered into a non-binding letter of intent with a third party and expect to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.  As such, we recorded an after-tax impairment loss of $40.0 million in the fourth quarter of 2007, as the book value of our Run-off Operations was greater than the estimated net proceeds we expect to receive in a sale.  We will continue to run-off the liabilities related to these businesses until they have been sold.

See Note 4 in Item 8 of this Form 10-K for additional information regarding our discontinued operations.

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

See “Item 7 – MD&A – Loss Reserves and Reinsurance” and Note 7 in Item 8 of this Form 10-K for additional information.

LOSS RESERVES

Insurers establish reserves for unpaid losses and LAE based upon their best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred.  Reserves are established for both losses already reported (“case reserves”) and losses that have been incurred but not yet reported (“IBNR”).  Reserves are not, and cannot be, an exact measure of an insurer’s ultimate liability.

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

For certain types of business, primarily workers’ compensation, there is a significant period of time between the occurrence of an insured loss, the reporting of the loss and the settlement of that loss.  We refer to these types of business as “long-tail business.”  The risk of ultimate losses deviating from reserved losses is implicitly greater for long-tail business than it is for shorter tailed business.

Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  While we believe that our reserves are fairly stated as of December 31, 2007, the possibility exists that as additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, ultimate losses, net of reinsurance, could differ substantially from the amounts currently recorded.  Any future change in the estimate of reserves could have a material adverse effect on our financial condition, results of operations and liquidity.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 56 for additional information.  In addition, see “Cautionary Statements” on page 63 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

The table on the following page presents the subsequent development of the estimated year-end reserves, net of reinsurance (“net reserves”), for the ten years prior to 2007.  The table does not include the reserves of our run-off reinsurance and excess and surplus lines businesses, which are reflected in our financial statements as discontinued operations.  Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the Balance Sheet.  Unpaid losses and LAE for these operations on a GAAP basis were $339.1 million and $482.2 million at December 31, 2007 and 2006, respectively.  Unpaid losses and LAE for these operations on a statutory basis were $128.9 million and $81.6 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, our gross and net liabilities for unpaid losses and LAE from discontinued operations were both recorded net of discount of $22.1 million and $26.3 million, respectively, and as of December 31, 2007, net of $407,000 of salvage and subrogation.  Unpaid losses for our workers’ compensation claims on this business, net of reinsurance, at December 31, 2007 and 2006 were $48.8 million and $47.8 million, net of discount of $19.5 million and $22.2 million, respectively.  Net discount accretion further reduced our loss from discontinued operations by $4.2 million, $4.0 million and $4.3 million in 2007, 2006 and 2005, respectively.

For additional information regarding the loss reserves and prior year loss development at our discontinued operations, see Note 4 in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “Discontinued Operations – Premiums, Losses and Expenses” and “Loss Reserves and Reinsurance – Discontinued Operations.”

The table on the following page and subsequent information in this section relate to our continuing operations.  The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE.  The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years.  The third section shows the re-estimated net reserves made in each succeeding year.

The reserves in the first and third sections are recorded net of discount, as discussed below the table, while paid loss information is not discounted.
The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2007; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year.  For example, a deficiency first recognized in 2002 relating to losses incurred in 1997 would be included in the cumulative deficiency amount for each of the years 1997 through 2001.  However, the deficiency would be reflected in operating results in 2002 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

 Loss and Loss Adjustment Expense Development
December 31,
(dollar amounts in millions)

		1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

I.	Initial estimated liability for
	unpaid losses and LAE,
	net of reinsurance	$1,141.7	$778.9	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8

II.	Amount of reserve paid,
	net of reinsurance through:

	- one year later	$277.8	$234.3	$295.5	$179.9	$275.2	$257.5	$226.7	$241.6	$212.9	$210.4	$-
	- two years later	491.9	469.2	397.2	362.2	442.0	372.1	368.1	383.2	351.6
	- three years later	697.0	552.1	555.9	468.0	503.3	448.7	454.1	474.1
	- four years later	752.3	694.7	652.2	503.9	534.6	485.6	502.5
	- five years later	879.2	785.5	679.7	524.1	548.1	497.8
	- six years later	959.8	807.7	694.2	530.0	559.4
	- seven years later	979.4	821.8	696.1	533.0
	- eight years later	993.3	823.2	696.2
	- nine years later	994.4	821.9
	- ten years later	993.8

III.	Reestimated liability,
	net of reinsurance, as of

	- one year later	$1,126.8	$769.9	$640.5	$465.1	$460.7	$454.4	$484.7	$502.8	$465.7	$455.1	$-
	- two years later	1,112.6	764.0	640.4	465.4	490.8	453.2	484.3	505.2	465.1
	- three years later	1,107.4	763.1	639.8	471.2	489.1	454.6	490.1	505.7
	- four years later	1,106.4	761.8	642.7	469.4	495.0	460.6	493.8
	- five years later	1,104.5	765.5	640.9	480.5	499.0	463.8
	- six years later	1,108.3	765.1	647.6	482.8	501.6
	- seven years later	1,108.2	770.9	649.5	485.2
	- eight years later	1,112.8	772.9	652.8
	- nine years later	1,114.8	775.9
	- ten years later	1,118.3

IV.	Cumulative deficiency
	(redundancy):	$(23.4)	$(3.0)	$6.2	$22.9	$42.0	$59.1	$7.0	$1.0	$(2.9)	$(1.7)	$-

V.	Net liability	$1,141.7	$778.9	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8
	Reinsurance recoverables	212.2	471.8	497.5	596.2	647.5	787.4	772.9	722.1	701.3	695.9	768.2
	Gross liability	$1,353.9	$1,250.7	$1,144.1	$1,058.5	$1,107.1	$1,192.1	$1,259.7	$1,226.8	$1,169.3	$1,152.7	$1,213.0

VI.	Re-estimated net liability	$1,118.3	$775.9	$652.8	$485.2	$501.6	$463.8	$493.8	$505.7	$465.1	$455.1
	Re-estimated reinsurance recoverables	224.4	500.4	596.8	738.9	766.1	862.7	830.8	759.6	728.7	723.7
	Re-estimated gross liability	$1,342.7	$1,276.3	$1,249.6	$1,224.1	$1,267.7	$1,326.5	$1,324.6	$1,265.3	$1,193.8	$1,178.8

Unpaid losses and LAE on a GAAP basis were $1,213.0 million and $1,152.7 million at December 31, 2007 and 2006, respectively.  Unpaid losses and LAE on a statutory basis were $429.7 million and $397.4 million at December 31, 2007 and 2006, respectively.  The primary differences between our GAAP and statutory loss reserves reflect: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2007 and 2006, our gross unpaid losses and LAE were recorded net of discount of $154.5 million and $159.9 million, respectively.  Our net liability for unpaid losses and LAE was recorded net of discount of $21.5 million and $29.7 million at December 31, 2007 and 2006, respectively.  Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2007 and 2006 were $379.5 million and $362.8 million, net of discount of $21.4 million and $17.8 million, respectively.  Unpaid losses on certain workers’ compensation claims are discounted to present value using our actual payment experience and mortality and interest assumptions as mandated by the statutory accounting practices prescribed by the Pennsylvania Insurance Department.  We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  Pre-tax income (loss) is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves.  The net of these amounts is referred to as net discount accretion.  Net discount accretion improved pre-tax results by $1.7 million, $1.5 million and $515,000 in 2007, 2006 and 2005, respectively.

At December 31, 2007, our loss reserves were stated net of $18.0 million of salvage and subrogation.  Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques.  The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts already received by us.  The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

For additional information regarding our loss reserves and prior year loss development, see Note 6 in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group – Losses and Expenses” and “Loss Reserves and Reinsurance.”

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

The Strategy and Operations Committee of our Board of Directors is responsible for reviewing our investment objectives.  We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers.  Investments by the Pooled Companies and PMACIC must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania.

We do not currently have any derivative financial instruments in our investment portfolio.  We do not use derivatives for speculative purposes.  Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprised 10% of invested assets at December 31, 2007.  Included in this industry segment are diverse financial institutions, including banks and insurance companies.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Item 7 – MD&A – Investments” as well as Notes 2-B, 4 and 5 in Item 8 of this Form 10-K.

RATINGS

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation.  Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims and other factors more relevant to policyholders than investors.  We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best Company, Inc. (“A.M. Best”), are material to our operations.  We currently participate in the ratings processes of A.M. Best, Fitch Ratings and Moody’s Investor Services.  Other rating agencies also rate our securities, but we do not disclose such ratings in our reports.

The rating scales of A.M. Best, Fitch and Moody’s are characterized as follows:

A.M. Best—A++ to S (“Superior” to “Suspended”)
Fitch—AAA to C (Exceptionally strong to lowest-rated class)
Moody’s—Aaa to C (Exceptional financial security to lowest-rated class)

As of February 29, 2008, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best		Fitch		Moody's

Pooled Companies(1)	A-	(4th of 16)	BBB+	(8th of 21)	Baa3	(10th of 21)

PMA Capital Insurance Company	B	(7th of 16)	B-	(16th of 21)	B1	(14th of 21)

Senior Debt Ratings:			Fitch		Moody's
PMA Capital Corporation			BB+	(11th of 21)	Ba3	(13th of 21)

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

See “Item 1A – Risk Factors” for additional information regarding our ratings.

REGULATORY MATTERS

General

Collectively, the Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states and Puerto Rico and the District of Columbia.  Although PMACIC is currently part of our discontinued operations, it maintains licenses or is accredited to transact business in, and is subject to regulation and supervision by, 48 states and the District of Columbia.

In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations.  The Pooled Companies and PMACIC are domiciled in Pennsylvania, and the Pennsylvania Insurance Department (the “Department”) exercises principal regulatory jurisdiction over them.  The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.

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

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.  In November 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective.  TRIA provided federal reinsurance protection for property and casualty losses in the United States or to United States aircraft or vessels arising from certified terrorist acts through the end of 2005.  In January 2006, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) became effective.  TRIEA, which extended most of the original provisions of TRIA, expired on December 31, 2007.  In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) became effective.  TRIPRA, which extends the program established under TRIA, provides a seven-year extension through December 31, 2014.  For terrorist acts to be covered under TRIPRA, they must be certified as such by the United States Government and may be committed by individuals acting on behalf of a foreign or domestic person or interest.  TRIPRA contains a “make available” provision, which requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism.  The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses.  TRIPRA requires insurers to pay a deductible equal to 20% of commercial lines (as defined by TRIPRA) direct earned premiums.  The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses.  TRIPRA contains an annual limit of $100 billion of covered industry-wide losses.  TRIPRA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance.  The PMA Insurance Group would be subject to a deductible of approximately $90 million in 2008 if a covered terrorist act were to occur.  Such deductible would be covered by our existing reinsurance program.

Workers’ compensation policy forms were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition.  When underwriting new and renewal commercial lines insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has lead us to decline to write or renew certain business.  Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted such premium charges for terrorism coverage under workers’ compensation insurance in all states.  The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.  For additional information regarding The PMA Insurance Group’s underwriting criteria, see “Business – The PMA Insurance Group, Underwriting” section of this Form 10-K.

Because of the unpredictable nature of terrorism, and the deductibles that we would be subject to under TRIPRA, if future terrorist attacks occur, they may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity.

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

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition.  The Department is currently in the process of performing its examination of the Pooled Companies and PMACIC as of and for the years ended December 31, 2003 through 2007, respectively.

Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the Commonwealth of Pennsylvania.  Pennsylvania’s state insurance holding company laws generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information.  These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the Department must be received before entering into an intercompany transaction.  Further, these laws require that an insurer’s policyholders’

surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

As a result of discussions with the Department, PMACIC entered into a voluntary agreement with the Department, dated December 22, 2003.  Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $11.5 million as of December 31, 2007) of the fair value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure.  The letter agreement will remain in effect until the Commissioner, or PMACIC and the Commissioner, determine it is no longer necessary, or until and unless it is superseded by a regulatory order.

In a 2004 order (the “2004 Order”) approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”).  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  We used the proceeds to purchase Midlands, to repurchase shares of our Class A Common Stock and to maintain liquidity at the holding company.

Under Pennsylvania law, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the Commissioner for such acquisition of control.  Pursuant to the Pennsylvania law, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company.  This presumption may be rebutted by a showing that control does not exist.  The Commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities.  To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

The Pooled Companies did not pay any dividends to PMA Capital Corporation in 2007.  As of December 31, 2007, the Pooled Companies can pay up to $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings.  Given the anticipated sale of PMACIC, we do not expect to receive any dividends from this operation in 2008.

In addition to the regulatory restrictions, we may not declare or pay cash dividends or distributions on our Class A Common Stock if we elect to exercise our right to defer interest payments on our $64.4 million principal amount of junior subordinated debt outstanding.

Risk-Based Capital

The NAIC has adopted risk-based capital requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors.  Under risk-based capital (“RBC”) requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

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

At December 31, 2007, the RBC ratios of the Pooled Companies ranged from 497% to 1340% and PMACIC’s RBC ratio was 241%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers.  These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile.  In 2007, none of the Pooled Companies reported any unusual values while PMACIC reported six unusual values, relating to: (1) change in net premiums written, (2) two-year overall operating ratio, (3) investment yield, (4) gross change in policyholders surplus, (5) change in adjusted policyholders surplus, and (6) adjusted liabilities to liquid assets.  The unusual value for the change in net premiums written was due to PMACIC’s run-off status.  The unusual value for the two-year overall operating ratio resulted from negative net premiums earned and negative net premiums written due to premium cessions under the adverse development cover.  The low value for investment yield was a result of the commutation of the adverse development cover which resulted in an increase in cash and investments of $171.9 million at the end of 2007, but did not earn investment income throughout the year.  The unusual values for the changes in policyholders surplus were largely due to PMACIC’s 2007 statutory loss of $50.7 million and its extraordinary dividend payment of $37.5 million to PMA Capital in April 2007.  The unusual value related to adjusted liabilities to liquid assets was primarily due to $94.6 million of assets, such as funds held by reinsureds and deposit assets, which are not considered liquid assets for purposes of this calculation, while their offsetting liabilities were included in the liability component of this ratio.

EMPLOYEES

As of February 1, 2008, we had 1,221 full-time employees, including 21 at our discontinued operations.  None of our employees is represented by a labor union and we are not a party to any collective bargaining agreements.  We consider the relationship with our employees to be good.

AVAILABLE INFORMATION

The address for our website is www.pmacapital.com.  We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The Annual Statements for the Pooled Companies and PMACIC, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices.  Annual Statements for the years ended December 31, 2007, 2006 and 2005 for each of these subsidiaries are available on the Annual Report portion of our website www.pmacapital.com.

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

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Commutation	Transaction in which policyholders and insurers surrender all rights and are relieved from all obligations under an insurance or reinsurance contract.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

Direct reinsurer, direct
underwriter, direct writer	A reinsurer and/or insurer that markets and sells reinsurance and/or insurance directly to its reinsureds and/or insureds without the assistance of brokers or agents.

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

Managing general agent
A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.

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

Third party administrator
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

Item 1A.  Risk Factors.

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

We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for loss adjustment expenses, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Our reserves as of December 31, 2007 were $1.2 billion related to our continuing operations at The PMA Insurance Group.  We also had $339 million of reserves related to our discontinued operations, formerly our Run-off Operations.  During the years ended December 31, 2007 and 2005, we increased our reserves for prior years’ losses and loss adjustment expenses at our discontinued operations by $21.6 million and $28.8 million, respectively.  Reserves are estimates and do not and cannot represent an exact measure of liability.  The reserving process involves actuarial models, which rely on the basic assumption that past experience, adjusted for the effect of current developments and likely trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future outcomes.  The inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages than for property coverages.  In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss.  We refer to this business as “long-tail” business.  Our major long-tail lines include our workers’ compensation and casualty reinsurance business.  Long-tail products are generally subject to more unforeseen development and uncertainty than shorter tailed products.  Additionally, as reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers.  This also generally leads to more unforeseen development and uncertainty.

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

We have recorded significant reserve charges in the past.  In the third quarter of 2007, we recorded a charge of $22 million pre-tax, related to increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims for accident years 2001 to 2003 written by our former reinsurance business.  In the first quarter of 2005, we recorded a charge of $30 million pre-tax, related to higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001.  Our capital position was diminished due to these charges.  If, in the future, actual losses and loss adjustment expenses are greater than our loss reserve estimates, which may be due to a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes, we would have to increase reserves.  A significant increase in reserves could have a material adverse effect on our insurance ratings and our ability to continue in the ordinary course of our business.  A significant increase in reserves at our discontinued operations could also adversely impact our ability to sell this business.

Because insurance ratings, particularly from A.M. Best, are important to our policyholders, downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries.  Ratings are not recommendations to buy our securities.

In November 2003, The PMA Insurance Group’s financial strength rating was downgraded from “A-” to “B++.”  This constrained its ability to attract and retain business.  Certain clients, particularly large account clients and clients in the construction industry, will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating.  The PMA Insurance Group’s “A-” rating was restored on November 15, 2004.  However, any future downgrade in The PMA Insurance Group’s A.M. Best rating might result in a material loss of business as policyholders might move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business.  Accordingly, such a downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

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

As of December 31, 2007, we had $131.3 million of outstanding indebtedness.  Our ability to service our indebtedness and to meet our other financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors, including factors beyond our control.  In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets.  However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are acceptable to us.  Accordingly, we cannot assure you that we will have sufficient funds to satisfy our obligations under our indebtedness and to meet our other financial obligations.

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

At December 31, 2007, 2006 and 2005, gross reserves for asbestos-related losses for our continuing operations were $25.7 million, $17.3 million and $22.3 million, respectively ($10.8 million, $9.8 million and $12.6 million, net of reinsurance, respectively).  Of the net asbestos reserves, approximately $2.2 million, $6.6 million and $10.1 million related to IBNR losses at December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, 2006 and 2005, gross reserves for environmental-related losses for our continuing operations were $10.3 million, $11.9 million and $14.0 million, respectively ($0, $3.0 million and $4.1 million, net of reinsurance, respectively).  Of the net environmental reserves, approximately $1.0 million and $1.6 million related to IBNR losses at December 31, 2006 and 2005, respectively.  All incurred asbestos and environmental losses for our continuing operations were for accident years 1986 and prior.

At December 31, 2007, 2006 and 2005, the discontinued operations’ gross reserves for asbestos-related losses were $7.5 million, $5.9 million and $4.6 million, respectively ($1.6 million, $825,000 and $560,000, net of reinsurance, respectively).  Of the net asbestos reserves, approximately $350,000 at December 31, 2007 and $38,000 at December 31, 2006 and 2005, respectively, related to IBNR losses.  At December 31, 2007, 2006 and 2005, the discontinued operations’ gross reserves for environmental-related losses were $877,000, $1.5 million and $1.3 million, respectively ($364,000, $1.1 million and $900,000, net of reinsurance, respectively).  Of the net environmental reserves, approximately $373,000 related to IBNR losses at December 31, 2006 and 2005, respectively.  All incurred asbestos and environmental losses for our discontinued operations were also for accident years 1986 and prior.

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

Approximately 92% of The PMA Insurance Group’s business in 2007 was produced through independent agents and brokers.  We do business with a large number of independent brokers on a non-exclusive basis and many of these agents still offer insurance policies issued by other companies which compete with us.  Therefore, we cannot rely on their ongoing commitment to our insurance products.

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

Our failure to realize our deferred income tax asset could lead to a write-down, which could adversely affect our results of operations and financial position.

Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist.  As of December 31, 2007, our net deferred tax asset was $118.9 million.  Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding).  During 2007, we had $524.2 million of gross premiums written of which we ceded $129.5 million, or 25% of gross premiums written, to reinsurers for reinsurance protection.  This reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2007, we had $795.9 million of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  As of December 31, 2007, we also had $150.1 million of reinsurance receivables from reinsurers at our discontinued operations for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Our ability to collect reinsurance is dependent upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers.  We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a reinsurer’s insolvency or inability or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

Because we are heavily regulated by the states in which we do business, we may be limited in the way we operate.

Our insurance operations are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance policyholders, not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.

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

On December 22, 2003, PMACIC entered into a voluntary agreement with the Pennsylvania Insurance Department.  Pursuant to the agreement, PMACIC has agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC or making any disbursements, payments or transfers of assets in an amount exceeding five percent of the fair value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure.  Finally, the Department may impose additional operational or administrative restrictions deemed necessary by the Pennsylvania Insurance Commissioner for implementation of the agreement.  These restrictions, as well as any further restrictions on the conduct of PMACIC’s business, may adversely affect its ability to efficiently conduct the run-off of its insurance liabilities.

In its 2004 Order approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners.  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance subsidiaries or taking other actions we might wish to take to increase our profitability.  Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  During 2007, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries which would have a material adverse effect on our results of operations or financial condition.

In light of recent insolvencies of large property and casualty insurers, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.  A significant assessment could have a material adverse effect on our financial condition and results of operations.

Our results may fluctuate based on many factors, including cyclical changes in the insurance industry.

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

Many commercial property and casualty insurers and industry groups and associations currently offer alternative forms of risk protection in addition to traditional insurance products.  These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted to allow for better control of risk management and costs.  We cannot predict how continued growth in alternative forms of risk protection will affect our future results of operations, but it could reduce our premium volume, which could have a material adverse effect on our financial condition and results of operations.

Because our investment portfolio is primarily fixed income securities, the fair value of our investment portfolio and our investment income could suffer as a result of fluctuations in interest rates.

We currently maintain and intend to continue to maintain an investment portfolio primarily of fixed income securities.  The fair value of these securities can fluctuate depending on changes in interest rates.  Generally, the fair value of these investments increases or decreases in an inverse relationship to changes in interest rates, while net investment income earned by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with changes in interest rates.  Our overall investment strategy is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers, industry segments and geographic regions.  However, there can be no assurance that our investment securities will not become impaired or decline in quality or value.  All of our fixed income securities are classified as available for sale, with the exception of the fixed income securities of our discontinued operations, which are classified as trading.  Changes in the fair value of our available for sale fixed income securities are reflected in our balance sheet, whereas changes in the fair value of our trading fixed income securities are reflected in our statement of operations and are included in our loss from discontinued operations.  Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments, which could have an adverse effect on our results of operations and financial condition.

Our business is dependent upon our key executives, certain of whom do not have employment agreements with restrictive covenants and can leave our employment at any time.

Our success depends significantly on the efforts and abilities of our key executives.  We currently have employment agreements that include restrictive covenants with certain of our key executives; however, we do not have employment agreements with our other executives.  Accordingly, such other executives may leave our employment at any time.  Our future results of operations could be adversely affected if we are unable to retain our current executives, attract new executives or if our current executives leave our employ and join companies that compete with us.

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

Man-made events, such as terrorism, can also cause catastrophes.  For example, the attack on the World Trade Center resulted in approximately $31 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection.  Although the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires December 31, 2014, may mitigate the impact of future terrorism losses in connection with the commercial lines insurance business offered by The PMA Insurance Group, because of the amount of losses a company must retain and the fact that nuclear, biological and chemical events are not covered in The PMA Insurance Group’s  reinsurance treaties, future terrorist attacks may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.  The PMA Insurance Group would be subject to a deductible of approximately $90 million in 2008 if a covered terrorist act were to occur.  Such deductible would be covered by our existing reinsurance program.

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

We are frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.

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

We are a holding company with no direct operations.  Statutory requirements governing dividends from our principal insurance operating subsidiaries could adversely affect our ability to meet our obligations.

We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries.  Our primary assets are the stock of our operating subsidiaries.  Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Payments of dividends within any twelve month period and advances and repayments by our insurance operating subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds.  Generally, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus, but only to the extent of unassigned surplus.  In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters are located in a four story, 110,000 square foot building that we own in Blue Bell, Pennsylvania.  Through various wholly-owned subsidiaries, we also own and occupy additional office facilities in three other locations and rent additional office space for our insurance operations in 13 other locations.  All but one of these facilities are shared by The PMA Insurance Group with PMA Management Corp.  We also rent additional office space for Midlands at six other locations in Oklahoma, Texas, California, and New York.  One of our offices in Oklahoma is partially subleased to an unaffiliated third party.

Our discontinued operations lease approximately 22,500 square feet in Philadelphia, Pennsylvania, of which approximately 6,000 square feet are subleased to an unaffiliated third party.  We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party.

We believe that such owned and leased properties are suitable and adequate for our current business operations.

Item 3.  Legal Proceedings.

We are frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.  While the outcome of litigation arising out of our ordinary course of business, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 56 for additional information.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Reinsurance Receivables” beginning on page 60 for additional information.

On December 11, 2007, the U.S. District Court for the Eastern District of Pennsylvania approved the settlement of the securities class action, In re PMA Capital Corporation Securities Litigation (Civil Action No. 03-6121), against us and certain of officers and directors.  The settlement made no admission of liability or wrongdoing by us or our officers and directors.  The amounts necessary to fund this settlement have been paid on our behalf by insurance carriers.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Vincent T. Donnelly	55	President and Chief Executive Officer and a Director
William E. Hitselberger	50	Executive Vice President and Chief Financial Officer
Robert L. Pratter	63	Senior Vice President, General Counsel and Secretary

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

Robert L. Pratter has served as our Senior Vice President, General Counsel and Secretary since June 1999, and has served as Vice President and General Counsel of PMA Capital Insurance Company since November 2000.  From 1969 to 1999, Mr. Pratter was an attorney and partner in the law firm of Duane Morris LLP.  Mr. Pratter will retire from his position with PMA Capital Corporation, effective March 14, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock is listed on The Nasdaq Stock Market®.  It trades under the stock symbol: PMACA.

The following is information regarding trading prices for our Class A Common Stock:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Class A Common Stock prices:
High	$ 9.77	$ 11.40	$ 11.17	$ 10.69
Low	8.40	9.12	8.63	8.05
Close	9.39	10.69	9.50	8.22

2006
Class A Common Stock prices:
High	$ 10.43	$ 10.49	$ 10.75	$ 10.15
Low	8.68	9.24	8.60	8.60
Close	10.18	10.30	8.82	9.22

There were 144 holders of record of our Class A Common Stock at February 29, 2008.  On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common Stock.  Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania.  Furthermore, in its 2004 Order approving the transfer of the Pooled Companies from PMA Capital Insurance Company (“PMACIC”) to PMA Capital Corporation, the Pennsylvania Insurance Department (the “Department”) prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  Given the anticipated sale of PMACIC, we do not expect to receive any dividends from this operation in 2008.  For additional information on these restrictions, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Comparison of Total Return on our Class A Common Stock with Certain Indices

The following graph provides an indicator of cumulative total shareholder return on our Class A Common Stock for the last five fiscal years compared with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”), the Standard & Poor’s Supercomposite Property/Casualty Insurance Index (the “S&P Super P/C”) and the Standard & Poor’s 600 Insurance Property/Casualty Index (the “S&P 600 P/C”) for the same periods.  The graph assumes that with respect to our Class A Common Stock, the S&P 500, the S&P Super P/C and the S&P 600 P/C, $100 was invested on December 31, 2002, and all dividends were reinvested.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs

10/1/07-10/31/07	-	$-	-	$-
11/1/07-11/30/07
Share repurchases (1)	159,380	8.72	159,380	-
12/1/07-12/31/07
6.50% Convertible Debt repurchases (2)	203,446	19.15

Total	362,826	$14.57	159,380

(1)  On May 15, 2007, the Company announced that it received authorization from its Board of Directors to purchase up to $10 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.
(2)  We repurchased $3.3 million principal amount of our 6.50% Convertible Debt in December 2007.  The average price paid per share for the open market purchases was calculated by dividing the total cash paid, exclusive of accrued interest payments, by the number of shares of Class A Common Stock into which the debt was convertible.

Item 6.  Selected Financial Data.

(dollar amounts in thousands, except per share data)	2007	2006	2005	2004	2003 (4)

Gross Premiums Written (1)	$524,172	$455,756	$420,787	$422,229	$677,646

Net Premiums Written (1)	$394,698	$373,001	$374,975	$376,970	$602,805

Consolidated Revenues (1):
Net premiums earned	$378,243	$367,403	$357,824	$441,518	$569,243
Claims service revenues and commission income	37,039	27,853	23,591	22,886	20,868
Net investment income	39,592	35,851	32,235	32,396	34,899
Net realized investment gains	563	1,239	372	3,436	6,871
Other revenues	340	244	406	6,933	386
Total consolidated revenues	$455,777	$432,590	$414,428	$507,169	$632,267
Components of net income (loss) (2):
Pre-tax operating income (loss):
The PMA Insurance Group (3)	$38,045	$26,082	$19,511	$11,873	$20,871
Fee-based Business (3)	3,724	2,802	2,509	1,293	670
Corporate and Other	(19,564)	(21,580)	(24,598)	(21,747)	(22,657)
Pre-tax operating income (loss) (1)	22,205	7,304	(2,578)	(8,581)	(1,116)
Income tax expense (benefit) (1)	7,822	2,783	2,559	(2,270)	49,144
Operating income (loss) (1)	14,383	4,521	(5,137)	(6,311)	(50,260)
Realized gains after tax (1)	366	805	242	2,233	4,466
Income (loss) from continuing operations	14,749	5,326	(4,895)	(4,078)	(45,794)
Income (loss) from discontinued operations, net of tax	(57,277)	(1,275)	(16,125)	5,908	(47,775)
Net income (loss)	$(42,528)	$4,051	$(21,020)	$1,830	$(93,569)

Per Share Data:
Weighted average shares:
Basic	32,169,287	32,238,278	31,682,648	31,344,858	31,330,183
Diluted	32,578,025	32,731,360	31,682,648	31,344,858	31,330,183
Net income (loss) per share:
Basic:
Continuing Operations	$0.46	$0.17	$(0.15)	$(0.13)	$(1.47)
Discontinued Operations	(1.78)	(0.04)	(0.51)	0.19	(1.52)
	$(1.32)	$0.13	$(0.66)	$0.06	$(2.99)
Diluted:
Continuing Operations	$0.45	$0.16	$(0.15)	$(0.13)	$(1.47)
Discontinued Operations	(1.76)	(0.04)	(0.51)	0.19	(1.52)
	$(1.31)	$0.12	$(0.66)	$0.06	$(2.99)

Dividends declared per Class A Common share	$-	$-	$-	$-	$0.315
Shareholders' equity per share	$11.92	$12.83	$12.70	$14.06	$14.80

Consolidated Financial Position:
Total investments (1)	$807,151	$780,045	$757,813	$788,723	$799,589
Total assets from continuing operations (1)	2,205,985	1,991,709	1,955,085	2,009,407	2,116,377
Total assets	2,581,641	2,666,407	2,888,045	3,250,302	4,187,958
Reserves for unpaid losses and LAE (1)	1,212,956	1,152,704	1,169,338	1,226,781	1,259,737
Debt	131,262	131,211	196,181	210,784	187,566
Shareholders' equity	378,584	419,093	406,223	445,451	463,667

(1)	Excludes discontinued operations.
(2)
Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Accordingly, we report operating income (loss) by segment in Note 16 of our Consolidated Financial Statements.  Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

(3)
As a result of our acquisition of Midlands in 2007, the combined operating results of PMA Management Corp. and Midlands have been reported in a new reporting segment, Fee-based Business. The results of PMA Management Corp. were previously included with the results of The PMA Insurance Group.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change.

(4)	Results for 2003 were impacted by $49 million from the recording of a valuation allowance on the Company’s deferred tax asset.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company,” which also may be referred to as “we” or “us”) as of December 31, 2007, compared with December 31, 2006, and the results of operations of PMA Capital for 2007 and 2006, compared with the immediately preceding year.  The balance sheet information is as of December 31 for each respective year.  The statement of operations information is for the year ended December 31 for each respective year.

In 2007, we reported the results of our Run-off Operations as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform to these changes.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K (“Consolidated Financial Statements”).  You should also read our discussion of Critical Accounting Estimates beginning on page 56 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, and statements containing words such as “believe,” “estimate,” “anticipate,” “expect” or similar words are forward-looking statements.  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, competitive and economic data and our current operating plans.  Although management believes that our expectations are reasonable, there can be no assurance that our actual results will not differ materially from those expected, and therefore, you should not place undue reliance on such forward-looking statements.  See “Cautionary Statements” on page 63 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A – Risk Factors” for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business segment consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”), and is a new reporting segment, resulting from our acquisition of Midlands on October 1, 2007.  PMA Management Corp. is a TPA whose results were previously included in The PMA Insurance Group segment.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses which we placed into run-off in 2003 and 2002, respectively.  In February 2008, we announced that we entered into a non-binding letter of intent with a third party and expect to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.  As such, we recorded an after-tax impairment loss of $40.0 million in the fourth quarter of 2007, as the book value of our Run-off Operations was greater than the estimated net proceeds we expect to receive in a sale.

The Pennsylvania Insurance Department approved our requests for extraordinary dividends of $73.5 million in 2006 and $37.5 million in 2007 from PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary in run-off.  As a result of the extraordinary dividends received from PMACIC, we were able to significantly reduce our outstanding debt, acquire Midlands, repurchase shares of our Class A Common Stock and improve liquidity at our holding company.

Over the past two years, we reduced our outstanding debt by $64.9 million, or 33%.  During this period, we retired $72.2 million principal amount of our 6.50% Senior Secured Convertible Debt (“6.50% Convertible Debt”) which could have been put to us on June 30, 2009 at 114% of the principal amount.  This debt also contained restrictive covenants regarding uses of holding company cash.  In January 2008, we retired the remaining $1.3 million principal amount of our 6.50% Convertible Debt.

On October 1, 2007, we entered into a Stock Purchase Agreement under which we acquired all of the stock of Midlands Holding Corporation.  Under the Stock Purchase Agreement, we paid cash of $19.8 million for the company’s stock on the closing date.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the future earnings growth of Midlands, the operating subsidiary of Midlands Holding Corporation, over the next four years.

In May 2007, our Board of Directors authorized us to repurchase up to $10.0 million of our Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  In 2007, we repurchased 986,522 shares, or 3%, of our Class A Common Stock at a cost of $10.0 million under this authorization.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  We also earn revenues by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  As time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make are:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents, brokers and sub-producers and the internal expenses to operate the business segment; and

•	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

These items are further described elsewhere in the MD&A and in “Item 1–Business.”

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Reserves are estimates of amounts to be paid in the future for losses and LAE and do not and cannot represent an exact measure of liability.  If actual losses and LAE are higher than our loss reserve estimates, if actual claims reported to us exceed our estimate of the number of claims to be reported to us, or if we increase our estimate of the severity of claims previously reported to us, then we have to increase reserve estimates with respect to prior periods.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We incur a charge to earnings in the period the reserves are increased.  In 2007, we recorded a $22 million pre-tax charge to increase loss reserves for prior years in our discontinued operations, as discussed under “Discontinued Operations” beginning on page 40 of this MD&A.

RESULTS OF OPERATIONS

Consolidated Results

We recorded a net loss of $42.5 million in 2007, compared to net income of $4.1 million in 2006 and a net loss of $21.0 million in 2005.  The net loss in 2007 included an after-tax impairment charge of $40.0 million ($61.5 million pre-tax) related to the anticipated sale of our Run-off Operations.  It also included an after-tax charge of $14.3 million ($22 million pre-tax) for prior year loss development at our discontinued operations.  The net loss in 2005 included an after-tax charge of $23 million ($30 million pre-tax) for prior year loss development at our discontinued operations.  These charges recorded in 2007 and 2005 are reflected in our loss from discontinued operations.

Operating income, which we define as net income (loss) excluding realized gains (losses) and the results from discontinued operations, increased to $14.4 million for 2007, compared to $4.5 million in 2006 and an operating loss of $5.1 million in 2005.

Income (loss) from continuing operations included the following after-tax net realized gains:

(dollar amounts in thousands)	2007	2006	2005
Net realized gains (losses) after tax:
Sales of investments	$(1,220)	$570	$2,509
Change in fair value of trading securities	2,093	-	-
Change in fair value of debt derivative	(314)	303	(2,400)
Other	(193)	(68)	133
Net realized gains after tax	$366	$805	$242

Consolidated revenues were $455.8 million, $432.6 million and $414.4 million in 2007, 2006 and 2005, respectively.  The increases in consolidated revenues in 2007 and 2006, compared to the immediately preceding year, primarily reflected premium growth at The PMA Insurance Group and, to a lesser extent, increased claims service revenues at our Fee-based Business.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results to GAAP net income (loss).  See Note 16 of our Consolidated Financial Statements for additional information.

(dollar amounts in thousands)	2007	2006	2005

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group (1)	$38,045	$26,082	$19,511
Fee-based Business (2)	3,724	2,802	2,509
Corporate and Other (3)	(19,564)	(21,580)	(24,598)
Pre-tax operating income (loss)	22,205	7,304	(2,578)
Income tax expense	7,822	2,783	2,559
Operating income (loss)	14,383	4,521	(5,137)
Realized gains after tax	366	805	242
Income (loss) from continuing operations	14,749	5,326	(4,895)
Loss from discontinued operations, net of tax (3)	(57,277)	(1,275)	(16,125)
Net income (loss)	$(42,528)	$4,051	$(21,020)

(1)
Beginning in the fourth quarter of 2007, the results of The PMA Insurance Group no longer include those of PMA Management Corp.  The results of PMA Management Corp. are currently included within the segment results of our Fee-based Business.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change.

(2)	As a result of our acquisition of Midlands in 2007, the combined operating results of PMA Management Corp. and Midlands have been reported in a new reporting segment, Fee-based Business.
(3)
Effective in the fourth quarter of 2007, we reported the results of our former Run-off Operations segment as discontinued operations.  As a result of this change, the Corporate and Other segment was impacted by investment income previously eliminated in the Corporate and Other segment.  For comparative purposes, all prior periods have been reclassified to reflect this change.

We provide combined ratios and operating ratios for The PMA Insurance Group below.  The “combined ratio” is a measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  A combined ratio of less than 100% reflects an underwriting profit.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Segment Results

The PMA Insurance Group

Beginning in 2007, the results of The PMA Insurance Group no longer include those of PMA Management Corp.  The results of PMA Management Corp. are now included within the segment results of our Fee-based Business.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change.

Summarized financial results of The PMA Insurance Group were as follows:

(dollar amounts in thousands)	2007	2006	2005

Net premiums written	$395,325	$373,697	$375,793

Net premiums earned	378,870	368,099	358,642
Net investment income	37,936	34,855	31,659
Total revenues	416,806	402,954	390,301

Losses and LAE	263,199	262,297	260,276
Acquisition and operating expenses	106,771	110,065	105,114
Dividends to policyholders	7,790	3,532	5,174
Total losses and expenses	377,760	375,894	370,564

Operating income before income
taxes and interest expense	39,046	27,060	19,737

Interest expense	1,001	978	226

Pre-tax operating income	$38,045	$26,082	$19,511

Combined ratio	99.7%	102.1%	103.3%
Less: net investment income ratio	10.0%	9.5%	8.8%
Operating ratio	89.7%	92.6%	94.5%

Premiums

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2007	2006	2005

Workers' compensation:
Direct premiums written	$457,360	$382,945	$347,681
Premiums assumed	14,250	24,342	22,272
Premiums ceded	(109,940)	(62,908)	(35,245)
Net premiums written	$361,670	$344,379	$334,708
Commercial lines:
Direct premiums written	$52,963	$48,682	$50,195
Premiums assumed	226	483	1,457
Premiums ceded	(19,534)	(19,847)	(10,567)
Net premiums written	$33,655	$29,318	$41,085
Total:
Direct premiums written	$510,323	$431,627	$397,876
Premiums assumed	14,476	24,825	23,729
Premiums ceded	(129,474)	(82,755)	(45,812)
Net premiums written	$395,325	$373,697	$375,793

Direct workers’ compensation premiums written were $457.4 million in 2007, compared to $382.9 million in 2006 and $347.7 million in 2005.  New workers’ compensation business was $152.6 million in 2007, compared to $98.3 million for 2006 and $92.7 million for 2005.  Included in new business for 2007 was $51.5 million of California workers’ compensation business written under our agreement with Midwest Insurance Companies (“Midwest”), compared to $14.8 million in 2006.  Our agreement with Midwest became effective September 1, 2006 and terminated on March 2, 2008.  Our renewal retention rate on existing workers’ compensation accounts was 87% for 2007, compared to 85% for 2006 and 76% for 2005.  Pricing on our rate-sensitive workers’ compensation business decreased by 4% in 2007, 2% in 2006, and increased by 4% in 2005.  In early 2006, we stopped writing integrated disability business.

For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments.  Workers’ compensation manual rates for business in our principal marketing territories decreased by 4% in 2007 and 3% in 2006, and increased by 2% in 2005.  These changes in manual rates generally reflect the effects of average medical and indemnity cost fluctuations in recent years.  Manual rate changes directly affect the prices that we can charge for our rate-sensitive workers’ compensation products, which comprised 59% of workers’ compensation premiums written in 2007.

In September 2006, we entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using our approved forms and rates.  Upon inception, we ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by us, including Midwest, an affiliate of MGIA.  Effective April 1, 2007, we retained 5% of the direct premiums and related losses on this business.  Our retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  We mitigated our credit risk with Midwest by requiring them to secure amounts owed to us by holding cash in trust.  We earn an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $59.8 million in 2007 and $14.8 million in 2006.  Our agreement with Midwest terminated in March 2008.  We will continue to earn fees and service the business previously written, but no additional business will be written or renewed after the termination date.  We have entered into one fronting arrangement smaller than Midwest in the first quarter of 2008 and believe that we will write more of these programs in the coming year.

In February 2008, the Pennsylvania Compensation Rating Bureau recommended a reduction in loss costs of 10.2%, which was approved by the Pennsylvania Insurance Department and will become effective on April 1, 2008.  While this will result in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We do not expect that the filed loss costs will result in a reduction in premiums in Pennsylvania at the same level of the loss cost reduction, based on our current views of the experience modification factors and potential future experience of our book of business.  We will continue to determine our business pricing through schedule charges/credits that we file and use to limit the effect of filed loss cost changes.  We also believe that the loss cost change should not significantly affect the results or the profitability of our loss-sensitive and alternative market books of business, which represent approximately 42% of our Pennsylvania workers’ compensation business.

Direct writings of commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $4.3 million in 2007, compared to 2006.  Our renewal retention rate on existing commercial lines accounts in 2007 was 89% and new business premium was $13.4 million.  Direct writings of commercial lines premiums decreased by $1.5 million in 2006, compared to 2005.  Our renewal retention rate on existing accounts in 2006 was 84% and new business premium was $6.9 million, compared to 80% and $15.8 million, respectively, in 2005.  Overall pricing on other commercial lines decreased by 2% in 2007, compared to prior year.  In 2006, overall pricing increased modestly, compared to 2005, and it increased by 4% in 2005.

Premiums assumed decreased by $10.3 million in 2007, compared to 2006, primarily due to a reduction in the involuntary residual market business assigned to us.  Although our direct premiums written in 2007 increased, we believe the decline in assumed premiums assigned to us was a result of more business written in the traditional market and less business assigned to the total involuntary market pool.  In 2006, premiums assumed increased by $1.1 million, compared to 2005, due to an increase in the involuntary residual market business assigned to us, which mainly resulted from the fluctuation in our direct premiums written.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded increased by $46.7 million in 2007 and by $36.9 million in 2006, compared to the immediately preceding year.  Premiums ceded for workers’ compensation increased by $47.0 million in 2007, compared to 2006, primarily due to our agreement with Midwest, under which we ceded $57.3 million in 2007, compared to $14.8 million in 2006.  The increase in 2007 was also attributable to an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for workers’ compensation increased by $27.7 million in 2006, compared to 2005, primarily due to the increase in our captive accounts business and our agreement with Midwest and, to a lesser extent, the increase in direct premiums earned and the additional terrorism coverage purchased in 2006.  Premiums ceded for commercial lines slightly declined in 2007, compared to 2006, mainly resulting from changes in the contractual terms of our property quota share treaty.  Premiums ceded for commercial lines increased by $9.3 million in 2006, compared to 2005, resulting primarily from the increase in our captive accounts business and changes in our reinsurance program.  During 2006, we lowered our retentions on casualty-related business and converted our property reinsurance protection from an excess of loss to a pro rata basis.

Net premiums written and net premiums earned increased by 6% and 3%, respectively, in 2007, compared to 2006, and decreased by 1% and increased by 3%, respectively, in 2006, compared to 2005.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case in 2007.  The increase in net premiums earned in 2006, compared to 2005, reflected the effects of higher net premiums written in the last half of 2005, compared to the same period in 2006.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	2007	2006	2005

Loss and LAE ratio	69.5%	71.3%	72.6%
Expense ratio:
Acquisition expense	19.4%	20.0%	19.9%
Operating expense	8.7%	9.8%	9.4%
Total expense ratio	28.1%	29.8%	29.3%
Policyholders' dividend ratio	2.1%	1.0%	1.4%
Combined ratio	99.7%	102.1%	103.3%

The loss and LAE ratio improved 1.8 points in 2007, compared to 2006.  The improved loss and LAE ratio primarily reflected a lower current accident year loss and LAE ratio in 2007, compared to 2006.  While our underwriting criteria remained consistent in 2007, our current accident year loss and LAE ratio continued to benefit from changes in the type of workers’ compensation products selected by our insureds and a reduced amount of integrated disability and assumed premiums in 2007.  Pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation were slightly below overall estimated loss trends.  We estimated our medical cost inflation to be 7% during 2007, compared to our estimate of 8.5% in 2006.  We believe workers’ compensation medical inflationary trends are generally lower in 2007 relative to 2006.  In addition, the medical cost inflation rate has declined due to our enhanced network and managed care initiatives.  However, we expect that medical cost inflation will continue to be a significant component of our overall loss experience.

The loss and LAE ratio improved 1.3 points in 2006, compared to 2005.  The improved loss and LAE ratio primarily reflected a lower current accident year loss and LAE ratio in 2006, compared to 2005.  Our loss and LAE ratio benefited from changes in the type of workers’ compensation products selected by insureds, modest changes in our geographic mix and a reduction in our estimate of medical cost inflation.  Our medical cost inflation estimate was 8.5% in 2006, compared to 9% in 2005.

The policyholders’ dividend ratio increased 1.1 points in 2007, compared to 2006.  The current year reflected better loss experience, which resulted in larger dividends on participating products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

The total expense ratio improved 1.7 points in 2007, compared to 2006.  Overall operating expenses decreased in 2007, compared to 2006, reflecting lower loss based state assessments and a reduction in the allowance for uncollectible reinsurance.  We earn an administration fee under our agreement with Midwest based on the amount of premiums earned.  The fees earned under our agreement with Midwest reduced our 2007 acquisition expense ratio by 0.7 points.  Although our agreement with Midwest terminated in March 2008, we will continue to earn fee income on this business until the underlying policies expire.

Net Investment Income

Net investment income increased by $3.1 million and $3.2 million in 2007 and 2006, respectively, compared to the immediately preceding year.  The improvements in 2007 and 2006 were primarily due to higher yields on increased average invested asset bases.

Fee-based Business

On October 1, 2007, we acquired Midlands, an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  As a result of this acquisition, we reported the combined operating results of Midlands and PMA Management Corp. as our Fee-based Business segment.  The results of PMA Management Corp. were previously included in The PMA Insurance Group segment.  PMA Management Corp. provides claims administration, risk management and managed care related services to self-insured clients and large deductible and captive clients.  For comparative purposes, we have reclassified our prior period financial presentation to conform to these changes.  Our operating results for 2007 include only the operating results of Midlands from the date of acquisition.

Summarized financial results of the Fee-based Business were as follows:

(dollar amounts in thousands)	2007	2006	2005

Claims service revenues	$34,034	$27,853	$23,591
Commission income	3,005	-	-
Net investment income	972	669	375
Other revenues	113	-	-
Total revenues	38,124	28,522	23,966

Operating expenses	34,400	25,720	21,457

Pre-tax operating income	$3,724	$2,802	$2,509

Pre-tax operating income for the Fee-based Business was $3.7 million in 2007, compared to $2.8 million in 2006 and $2.5 million in 2005.  The increase in pre-tax operating income in 2007, compared to 2006, primarily related to the inclusion of Midlands’ results for the quarter ended December 31, 2007.

Fee-based Revenues

Fee-based revenues, excluding net investment income, were $37.2 million in 2007, compared to $27.9 million in 2006.  The increase was primarily due to the inclusion of Midlands’ revenues in 2007, and also reflected higher fees for managed care services of $1.4 million and increases in fees of $803,000 and $746,000, respectively, for claims service provided to self-insured clients and large deductible and captive clients.  Managed care services include medical bill review services and access to our preferred provider network partnerships.

Fee-based revenues, excluding net investment income, increased by $4.3 million in 2006, compared to 2005.  The increase primarily reflected higher fees of $1.9 million for claims, risk management and related services provided to self-insured clients.  Also, fees attributable to large deductible and captive clients and managed care services were each higher by $1.2 million.

Expenses

Operating expenses increased to $34.4 million in 2007, up from $25.7 million in 2006.  The increase in operating expenses primarily reflected the inclusion of Midlands’ operating expenses in 2007, which included $1.1 million in commission expense and $167,000 related to the amortization of intangible assets.  The increase also reflected higher direct costs of $2.2 million associated with the claims and managed care services provided to self-insured clients, as well as higher direct costs of $746,000 attributable to large deductible and captive clients.

Operating expenses were $4.3 million higher in 2006 than in 2005.  Of this increase, $2.2 million related to direct costs associated with the claims and managed care services provided to self-insured clients, and $1.2 million was attributable to large deductible and captive clients.

Net Investment Income

Net investment income increased by $303,000 and $294,000 in 2007 and 2006, respectively, compared to the immediately preceding year.  The improvements in 2007 and 2006 were primarily attributable to increased average invested asset bases, which mainly resulted from increased claims service revenues.  The increase in 2007 also reflected the inclusion of Midlands’ net investment income.

Corporate and Other

Effective in 2007, we reported the results of our former Run-off Operations segment as discontinued operations.  As a result of this change, the Corporate and Other segment was impacted by investment income previously eliminated in the Corporate and Other segment.  For comparative purposes, all prior periods have been reclassified to reflect this change.

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $19.6 million, $21.6 million and $24.6 million in 2007, 2006 and 2005, respectively.  The reductions in 2007 and 2006, compared to the immediately preceding year, were primarily due to lower interest expense.  The reduced interest expense in 2006, compared to 2005, was partially offset by higher stock-based compensation expense.  The lower interest expense for both periods resulted from a lower average level of debt outstanding.

For segment reporting purposes, we allocate interest income for the portion of our debt held at The PMA Insurance Group back to this segment and reduce investment income in the Corporate and Other segment.  Although the Corporate and Other segment did not benefit from the reduced level of consolidated interest expense on the $9.1 million principal amount of our 6.50% Convertible Debt held at The PMA Insurance Group at December 31, 2007 and 2006, it did benefit from the reduced level of 6.50% Convertible Debt due to the $35 million mandatory redemption which occurred in June 2006, as well as the $18.1 million and $25.4 million of open market purchases made by PMA Capital Corporation in 2007 and 2006, respectively.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our former reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.  In February 2008, we announced that we entered into a non-binding letter of intent with a third party and expect to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Because of the expected divestiture of these businesses, we have determined that these operations should be reflected as discontinued operations.  As such, we recorded an after-tax impairment loss of $40.0 million in the fourth quarter of 2007, as the book value of our Run-off Operations was greater than the estimated net proceeds we expect to receive in a sale.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our consolidated statements of operations, were as follows:

(dollar amounts in thousands)	2007	2006	2005

Net premiums earned	$3,471	$2,778	$10,206
Net investment income	2,844	7,710	16,717
Net realized investment gains (losses)	(541)	(2,224)	1,744
	5,774	8,264	28,667

Losses and loss adjustment expenses	24,013	(3,076)	34,798
Acquisition and operating expenses	8,398	13,302	18,679
Impairment charge	61,482	-	-
	93,893	10,226	53,477

Income tax benefit	(30,842)	(687)	(8,685)
Loss from discontinued operations, net of tax	$(57,277)	$(1,275)	$(16,125)

Discontinued operations recorded after-tax losses of $57.3 million in 2007, $1.3 million in 2006 and $16.1 million in 2005.  The results for 2007 included an after-tax impairment loss of $40.0 million related to the expected sale of these operations and an after-tax charge of $14.3 million for prior year loss development.  The results for 2005 included an after-tax charge of $23 million for prior year loss development.  Net investment income and acquisition and operating expenses decreased significantly in 2007, 2006 and 2005 due to our exit from the reinsurance business.

Premiums, Losses and Expenses

Premiums earned in 2007, 2006 and 2005 were primarily attributable to retrospective adjustments of policies written prior to our exit from the reinsurance business.  Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies.  However, with respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made, as was the case in 2007, 2006 and 2005.

In 2007, we increased the net loss reserves at our discontinued operations for prior accident years by $22 million.  During the third quarter, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22 million.

The losses and LAE incurred benefit reported in 2006 was mainly attributable to favorable loss development and the amortization of the deferred gain on retroactive reinsurance.  During 2006, we recorded $1.3 million in favorable development, net of discount accretion, largely due to commutations of reinsurance treaties with some of our ceding companies.  Amortization of the deferred gain on retroactive reinsurance reduced losses and LAE incurred by $1.8 million in 2007, $1.7 million in 2006 and $2.8 million in 2005.

The timing of commutations and novations is unpredictable as each agreement is an individually negotiated transaction with one of our ceding companies.  We will only execute commutation or novation agreements when we believe the result is economically beneficial.  Due to these uncertainties, we do not have an expected level of commutation or novation activity in any year, and as such, the future timing of these agreements and their financial impact cannot be reasonably estimated.

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

Acquisition and operating expenses for 2007, 2006 and 2005 were significantly lower compared to the immediately preceding year due to our exit from the reinsurance business.  In accordance with our exit plan, 109 employees have been terminated and 21 positions, primarily claims and financial personnel, remain at December 31, 2007.  We have established an employee retention arrangement for the remaining employees.  Under this arrangement, we have recorded expenses of $838,000, $1.0 million and $1.4 million, which included retention bonuses and severance, in 2007, 2006 and 2005, respectively.

Impairment Charge

In 2007, we recognized an after-tax impairment loss of $40.0 million related to the expected sale of the Run-off Operations.  The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds [1]		$10.0

Less:	Book value of Run-off Operations [2]	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit [3]	21.5

Impairment loss, net of tax		$(40.0)

(1)
Estimated sales proceeds are based on a non-binding letter of intent received from an interested third party.  This estimate reflects amounts anticipated at closing, subject to adjustments following the third party’s review of the final purchase price calculation, but excludes future contingent payments that may be received from the third party.

(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, we recorded an income tax benefit on the impairment loss as we believe we will be able to use the loss to offset future operating earnings.

Net Investment Income

Net investment income was $2.8 million, $7.7 million and $16.7 million in 2007, 2006 and 2005, respectively.  The decreases in net investment income were mainly due to reductions in the average invested asset base of approximately $155 million, or 52%, in 2007, compared to 2006, and approximately $260 million, or 47%, in 2006, compared to 2005.  These reductions were largely impacted by continued loss payments as well as the extraordinary dividends of $37.5 million and $73.5 million paid by PMACIC to PMA Capital Corporation in April 2007 and May 2006, respectively.  During 2007, the discontinued operations’ insurance liabilities decreased by $143 million, or 30%, since prior year end, despite the $22 million increase to reserves during the third quarter.  Included in the 2007 reduction was $30.6 million from commutations with ceding companies.

Partially offsetting the reduced asset base in 2006, compared to 2005, were higher yields of approximately 30 basis points and lower net interest credited on funds held arrangements of $1.5 million.  In a funds held arrangement, the ceding company normally retains premiums in an experience account.  Losses are offset against these amounts and interest is normally credited to the experience account based upon the account balance and a predetermined credited interest rate.

LOSS RESERVES AND REINSURANCE

Loss Reserves

The following table represents the reserve levels as of December 31, 2007 for The PMA Insurance Group and the significant lines of business within this segment:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group:
Workers' compensation and integrated disability	$493,679	$533,628	$1,027,307
Commercial multi-peril/ General liability	88,515	58,359	146,874
Commercial automobile	16,384	22,391	38,775
Unpaid losses and loss adjustment expenses	$598,578	$614,378	$1,212,956

Our unpaid losses and LAE, net of reinsurance, at December 31, 2007 and 2006 were $444.8 million and $456.8 million, respectively, net of discount of $21.5 million and $29.7 million, respectively.  Included in unpaid losses and LAE were amounts related to our workers’ compensation claims of $379.5 million and $362.8 million, net of discount of $21.4 million and $17.8 million at December 31, 2007 and 2006, respectively.  The discount rate used was approximately 5% at December 31, 2007 and 2006.

Unpaid losses and LAE reflect our best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us.  Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss.  We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy.  Our major long-tail lines primarily include our workers’ compensation business.  This business is subject to more unforeseen development than shorter tailed lines of business.

At December 31, 2007, 2006 and 2005, our gross reserves for asbestos-related losses were $25.7 million, $17.3 million and $22.3 million, respectively ($10.8 million, $9.8 million and $12.6 million, net of reinsurance, respectively).  At December 31, 2007, 2006 and 2005, our gross reserves for environmental-related losses were $10.3 million, $11.9 million and $14.0 million, respectively ($0, $3.0 million and $4.1 million, net of reinsurance, respectively).

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

We believe that our unpaid losses and LAE are fairly stated at December 31, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2007, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.  See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 56 for additional information.  In addition, see “Cautionary Statements”

on page 63 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place for our continuing operations during 2007, 2006 and 2005, we ceded earned premiums totaling $117.6 million, $58.8 million and $46.0 million, and we ceded losses and LAE of $102.8 million, $36.0 million and $42.3 million to reinsurers and retrocessionaires.

At December 31, 2007 and 2006, we had amounts receivable from our reinsurers and retrocessionaires for our continuing operations totaling $795.9 million and $720.1 million, respectively.  As of December 31, 2007, $29.9 million, or 4%, of these amounts were due to us on losses we have already paid, compared to $32.9 million, or 5%, at December 31, 2006.  The remainder of the reinsurance receivables related to unpaid claims.

In the first quarter of 2006, we stopped writing integrated disability business.  Effective August 1, 2007, we purchased reinsurance covering substantially all unpaid losses and LAE related to our integrated disability business.  Under the agreement, the reinsurer also handles the servicing and benefit payments related to this business.  Upon entering into this agreement, we ceded $25.7 million in carried loss and LAE reserves and paid $22.7 million in cash.  Because the coverage is retroactive, we deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method.

At December 31, 2007, we had reinsurance receivables for our continuing operations due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Trabaja Reinsurance Company(1)	$167,616	$163,872
PXRE Reinsurance Company	99,032	59,114
Imagine International Reinsurance, Ltd.	94,673	92,791
Houston Casualty Company	53,850	-
Hannover Rueckversicherungs AG	50,091	-
Swiss Reinsurance America Corporation	40,584	-
QBE Reinsurance Corporation	34,669	-
Life Insurance Company of America	24,381	-
Partner Reinsurance Company of the U.S.	23,129	-
Employers Mutual Casualty Company	22,270	-
Munich Reinsurance America, Inc. and affiliates(2)	22,172	110
Toa-Re Insurance Company of America	21,405	-

(1)	A member of the London Reinsurance Group.
(2)	Includes Munich Reinsurance America, Inc. ($22.0 million) and American Alternative Insurance Company ($178,000).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet our standards are excluded from our reinsurance programs.  In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2007 and 2006, our reinsurance receivables were supported by $351.4 million and $342.0 million of collateral, respectively.  Of the uncollateralized reinsurance receivables at December 31, 2007, approximately 89% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 2%; “A+” – 36%; “A” – 41% and “A-” – 10%.  We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible.  The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

In February 2006, A.M. Best downgraded the rating of PXRE Reinsurance Company (“PXRE”) to “B+” from “A-,” and in April 2006, PXRE’s rating was further downgraded to “B” and subsequently withdrawn shortly thereafter.  In 2007, PXRE was acquired by the Argonaut Insurance Group, which is rated “A” by A.M. Best, and PXRE now has an A.M. Best rating of “B+.”  Our collateral from PXRE is in the form of an investment portfolio that is held in trust for our benefit, and we believe that the investment securities, together with the interest earned thereon, will be sufficient to pay all billings that we submit.

The PMA Insurance Group had recorded reinsurance receivables of $13.9 million at December 31, 2006, related to certain umbrella policies covering years prior to 1977.  The reinsurer had previously disputed the extent of coverage under these policies.  We settled this dispute with the reinsurer in 2007.

At December 31, 2007, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits (1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$129.8 million	(3)
Other casualty lines	$500,000		$49.5 million
Per Risk: (4)
Property lines	$750,000		$49.3 million
Auto physical damage	$750,000		$2.3 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)
The PMA Insurance Group retains an aggregate $13.8 million deductible on the first layer of its workers’ compensation reinsurance, which is $750,000 excess of $250,000.  Effective January 1, 2008, the aggregate deductible decreased to $12.9 million.

(3)	Our maximum limit for any one claimant is $5.8 million. Effective January 1, 2008, our maximum limit increased to $7.5 million in layers excess of $10 million.
(4)
The PMA Insurance Group retains 25% of the first $3 million in property losses (including auto physical damage) on a quota share basis.  Excess of loss reinsurance extends our per risk limits as shown above.

The PMA Insurance Group, exclusive of the business written by Midwest, does not write a significant amount of natural catastrophe exposed business.  We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions.  Our geographic exposure to loss is principally confined to the Northeast, the Mid-Atlantic States and the Southeast corresponding to the locations of our branch operations.  The PMA Insurance Group, exclusive of the business written by Midwest, maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence.

Midwest underwrites and services workers’ compensation policies in California, which is exposed to earthquake peril.  Upon inception, this business was 100% ceded to non-affiliated reinsurers.  Effective April 1, 2007 and September 1, 2007, we retained 5% and 10%, respectively, of this business.  Included as part of our reinsurance program for this business, but not included in our table above, is workers’ compensation catastrophe protection up to a limit of $100.0 million.

Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.  In 2007, 2006 and 2005, our loss and LAE ratios were not significantly impacted by catastrophes.

Certain portions of The PMA Insurance Group’s workers’ compensation reinsurance include coverage for terrorist acts.  Effective January 1, 2008, our reinsurance of $129 million excess of $1 million includes coverage for certified and non-certified terrorist acts, except for nuclear, biological, chemical and radiological (“NBCR”) events.  In all cases, at least two full limits of coverage are available in the aggregate.  For NBCR events, our coverage includes domestic and non-certified events for $5 million excess of $1 million.

Except as noted in the preceding paragraph, our treaties with respect to the workers’ compensation reinsurance and retrocessional protection shown in the table above do not cover us for losses sustained from terrorist activities.  Therefore, if future terrorist attacks occur, they may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.

Terrorism

In January 2006, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) became effective.  TRIEA, which extended most of the original provisions of TRIA, expired on December 31, 2007.  In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) became effective.  TRIPRA, which extends the program established under TRIA, provides a seven-year extension through December 31, 2014.  For terrorist acts to be covered under TRIPRA, they must be certified as such by the United States Government and may be committed by individuals acting on behalf of a foreign or domestic person or interest.  TRIPRA contains a “make available” provision, which requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism.  The “make available” provision permits exclusions for certain types of losses, if a state permits exclusions for such losses.  TRIPRA requires insurers to pay a deductible equal to 20% of commercial lines (as defined by TRIPRA) direct earned premiums.  The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses.  TRIPRA contains an annual limit of $100 billion of covered industry-wide losses.  TRIPRA applies to certain commercial lines of property and casualty insurance, including workers’ compensation insurance, offered by The PMA Insurance Group, but does not apply to reinsurance.  The PMA Insurance Group would be subject to a deductible of approximately $90 million in 2008 if a covered terrorist act were to occur.  Such deductible would be covered by our existing reinsurance program.

Workers’ compensation insurers were not permitted to exclude terrorism from coverage prior to the enactment of TRIA, and continue to be subject to this prohibition.  When underwriting new and renewal commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has lead us to decline to write or renew certain business.  Additional rates may be charged for terrorism coverage, and as of January 1, 2004, The PMA Insurance Group had adopted such premium charges for terrorism coverage under workers’ compensation insurance in all states.  The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.

Because of the unpredictable nature of terrorism, and the deductibles that The PMA Insurance Group would be subject to under TRIPRA, if future terrorist attacks occur, they may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity.  For additional information regarding the underwriting criteria of our insurance operating segment, see “Item 1 – Business – The PMA Insurance Group, Underwriting.”

Discontinued Operations

Loss Reserves

The following table represents the reserve levels as of December 31, 2007 for our discontinued operations and the significant types of business within these operations:

(dollar amounts in thousands)	Case	IBNR	Total

Discontinued Operations:
Excess of loss reinsurance	$155,199	$21,786	$176,985
Pro rata reinsurance	92,239	23,840	116,079
Other	23,938	22,075	46,013
	$271,376	$67,701	$339,077

Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the Balance Sheet.  The unpaid losses and LAE for these operations, net of reinsurance, at December 31, 2007 and 2006 were $195.8 million and $193.4 million, respectively, net of discount of $22.1 million and $26.3 million, respectively.  Included in the unpaid losses and LAE of these operations were amounts related to our workers’ compensation claims of $48.8 million and $47.8 million, net of discount of $19.5 million and $22.2 million at December 31, 2007 and 2006, respectively.  The discount rate used was approximately 5% at December 31, 2007 and 2006.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At December 31, 2007, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying consolidated financial statements.

We believe that the potential for adverse reserve development is increased because our former reinsurance business is in run-off and we no longer have ongoing business relationships with most of our ceding companies.  As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.  Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop adversely in this segment.  See the discussion under “Discontinued Operations – Premiums, Losses and Expenses” beginning on page 40 for additional information regarding increases in loss reserves for prior years.

At December 31, 2007, 2006 and 2005, our discontinued operations’ gross reserves for asbestos-related losses were $7.5 million, $5.9 million and $4.6 million, respectively ($1.6 million, $825,000 and $560,000, net of reinsurance, respectively).  At December 31, 2007, 2006 and 2005, our discontinued operations’ gross reserves for environmental-related losses were $877,000, $1.5 million and $1.3 million, respectively ($364,000, $1.1 million and $900,000, net of reinsurance, respectively).

Reinsurance

For our discontinued operations during 2007, 2006 and 2005, we ceded earned premiums totaling ($582,000), ($157,000) and $2.9 million, and we ceded losses and LAE of ($3.6) million, $9.2 million and $28.3 million to reinsurers and retrocessionaires.

Amounts receivable from our reinsurers and retrocessionaires for our discontinued operations are presented with the gross assets of discontinued operations in a separate line on the Balance Sheet.  At December 31, 2007 and 2006, we had amounts receivable from our reinsurers and retrocessionaires totaling $150.1 million and $319.9 million, respectively.  As of December 31, 2007, $10.0 million, or 7%, of these amounts were due to us on losses we have already paid, compared to $10.0 million, or 3%, at December 31, 2006.  The remainder of the reinsurance receivables related to unpaid claims.

At December 31, 2007, our assets of discontinued operations included reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

St. Paul Travelers and affiliates (1)	$48,863	$40,698
Essex Insurance Company	24,386	-

(1)	Includes St. Paul Fire and Marine Insurance Company ($40.8 million), Mountain Ridge Insurance Company ($7.9 million) and other affiliated entities ($124,000).

At December 31, 2007 and 2006, our assets of discontinued operations with respect to reinsurance receivables were supported by $56.7 million and $83.6 million of collateral, respectively.  Of the uncollateralized reinsurance receivables at December 31, 2007, approximately 95% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 11%; “A+” – 29%; “A” – 54% and “A-” – 1%.  We believe that our assets of discontinued operations with respect to reinsurance receivables, net of the valuation allowance, are fully collectible.  The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

In 2004, we purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of our reinsurance and excess and surplus lines businesses.  Upon entering into the agreement, we ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash.  In 2005, we ceded $30 million in losses and LAE under this agreement.  In 2007, an additional $22 million in losses and LAE were ceded under this agreement.  See Note 4 to our Consolidated Financial Statements for additional information about the prior year loss development at the discontinued operations recorded in 2005 and 2007.  Because the coverage was retroactive, we deferred the initial benefit of these cessions, which was being amortized over the estimated settlement period of the losses using the interest method.  Accordingly, we had a deferred gain on retroactive reinsurance of $25.4 million at December 31, 2006, which was included in liabilities of discontinued operations on the Balance Sheet.  Amortization of the deferred gain reduced our loss from discontinued operations by $1.8 million in 2007, $1.7 million in 2006 and $2.8 million in 2005.  As of December 31, 2006, we also had $56.6 million included in assets of discontinued operations for other receivables due under the contract.

The retroactive reinsurance purchased for adverse development protection was executed to protect the statutory capital of our reinsurance and excess and surplus lines businesses.  As this contract was considered retroactive under Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” it did not protect GAAP capital or earnings volatility associated with adverse development.

In 2007, we commuted the reinsurance agreement covering potential adverse loss development.  As a result, we received $171.9 million in cash and our assets of discontinued operations declined by $152.0 million for amounts collected against reinsurance receivables.  Assets of discontinued operations also decreased by $65.6 million related to the reduction of prepaid and other assets, and liabilities of discontinued operations declined by $45.6 million related to the reduction of the deferred gain on retroactive reinsurance.  The commutation did not have a material impact on our loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs.  Our insurance operations generate cash by writing insurance policies and collecting premiums.  The cash generated is used to pay losses and LAE and operating expenses.  Any excess cash is invested and earns investment income.  Our fee-based businesses generate cash by providing services to clients.  The cash generated is used to pay operating expenses, including commissions to sub-producers.

Operating cash flows were $86.8 million in 2007 due primarily to positive cash flows generated from the operating activities at The PMA Insurance Group and discontinued operations.  The positive operating cash flows at The PMA Insurance Group were reduced by $22.7 million for retroactive reinsurance purchased to cover substantially all of the unpaid losses and LAE related to its integrated disability business.  The positive operating cash flows at our discontinued operations were due to cash received of $171.9 million related to the commutation of the reinsurance agreement covering potential adverse loss development, which was partially offset by loss and expense payments.  Operating cash flows were negative in 2006 and 2005, primarily due to the run-off of our reinsurance business, including the commutation and novation of certain reinsurance and retrocessional contracts.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to invest these positive cash flows and earn investment income.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of these operations into the foreseeable future.  In 2008, we entered into a non-binding letter of intent to sell our Run-off Operations to a third party.  We expect to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Based on the letter of intent, we expect to receive cash at closing of $10 million and a $10 million, 5-year note, whose ultimate value is based on the future development of the loss reserves.  We also expect to pay closing costs of approximately $500,000 related to the sale.

At the holding company level, our primary sources of liquidity are dividends, tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At December 31, 2007, we had $38.2 million of cash and short-term investments at the holding company, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

In a 2004 order (the “2004 Order”) approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department (the “Department”) prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners.  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  We used the proceeds to purchase Midlands, to repurchase shares of our Class A Common Stock and to maintain liquidity at the holding company.  Given the anticipated sale of PMACIC, we do not expect to receive any dividends from this operation in 2008.  As of December 31, 2007, the statutory surplus of PMACIC was $47.6 million.

The Pooled Companies, which are not subject to the Department’s 2004 Order, did not pay dividends to PMA Capital Corporation in 2007 or 2006.  The Pooled Companies paid dividends of $7.0 million to PMA Capital Corporation in 2005.  As of December 31, 2007, the Pooled Companies can pay up to $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $335.4 million as of December 31, 2007, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $37.7 million, $9.4 million and $5.6 million in 2007, 2006 and 2005, respectively.  Net tax payments received in 2007 included tax payments related to off-shore reinsurance.

On October 1, 2007, we entered into a Stock Purchase Agreement with the shareholders of Midlands Holding Corporation, pursuant to which we acquired all of the stock of Midlands Holding Corporation.  Under the Stock Purchase Agreement, we paid cash of $19.8 million for the company’s stock on the closing date.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the future earnings growth of Midlands over the next four years.  At December 31, 2007, we accrued $837,000 for estimated earnings growth payments.  We expect to be able to pay most of any future earn-out payments through cash generated from Midlands’ operations.  We also used holding company cash of $3.4 million for the return of estimated net worth on the closing date, which is subject to final adjustment in April 2008.

On May 9, 2007, our Board of Directors authorized us to repurchase shares of our Class A Common Stock in an amount not to exceed $10.0 million.  In 2007, we repurchased 986,522 shares of our Class A Common Stock at a cost of $10.0 million under this authorization.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2008	2009-2010	2011-2013	Thereafter	Total

Long-term debt (principal and interest):
6.50% Convertible Debt (1)	$1,510	$-	$-	$-	$1,510
4.25% Convertible Debt (2)	470	-	-	-	470
Junior subordinated debt (3)	5,725	11,373	17,134	184,335	218,567
Surplus Notes (3)	993	1,977	2,818	30,431	36,219
8.50% Senior Notes	4,667	9,333	13,999	75,899	103,898
Total long-term debt	13,365	22,683	33,951	290,665	360,664
Operating leases (4)	6,313	9,382	6,796	2,364	24,855
Pension and other postretirement benefits (5)	1,217	2,917	4,850	6,382	15,366
Unpaid losses and loss adjustment expenses (6)	262,284	314,000	228,012	563,195	1,367,491
Discontinued operations' unpaid losses and LAE (7)	112,213	105,673	64,999	78,287	361,172
Total	$395,392	$454,655	$338,608	$940,893	$2,129,548

(1)	This debt was repurchased in January 2008.
(2)
Assumes holders of this debt require us to repurchase all of this debt on the next put date.  Holders, at their option, may require us to repurchase all or a portion of their debt on September 30, 2008, 2010, 2012 and 2017.  This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(3)
See discussion below for the variable interest rates on the junior subordinated debt and Surplus Notes.  The obligations related to the junior subordinated debt and the Surplus Notes have been calculated using the interest rates in effect at December 31, 2007.  This calculation includes the impact of interest rate swap agreements.

(4)
The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease rentals of $1.8 million in 2008, $1.6 million in 2009 and 2010, $1.7 million in 2011, 2012 and 2013, and $1.1 million thereafter.  The operating lease obligations also include amounts for our discontinued operations of $388,000 in 2008, $474,000 in 2009 and $473,000 in 2010 and 2011, respectively.

(5)	Includes expected benefit payments on our non-qualified pension and other postretirement benefit plans, which will be paid from the general assets of the Company.
(6)
Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based on historical payment patterns, we have included an estimate, gross of discount of $154.5 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid.  We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

(7)
Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the Balance Sheet.  Based on historical payment patterns, we have included an estimate, gross of discount of $22.1 million, of when we expect these unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid.

As of December 31, 2007, our total outstanding debt was $131.3 million, compared to $131.2 million at December 31, 2006.  During 2007, we purchased $18.1 million of our 6.50% Convertible Debt in the open market and issued $20.6 million of junior subordinated debt.  These transactions extended the average maturity of our debt from 15 years to 20 years.

During 2007, we retired $18.1 million principal amount of our 6.50% Convertible Debt through open market purchases by PMA Capital Corporation.  We paid $21.2 million for these bond purchases, exclusive of accrued interest.  As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

The 6.50% Convertible Debt is secured equally and ratably with our $54.9 million 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”) by a first lien on 20% of the capital stock of our principal operating subsidiaries.  This lien is released if the 6.50% Convertible Debt is no longer outstanding.  The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on our ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of our assets.  Subsequent to December 31, 2007, we retired the remaining $1.3 million principal amount of our 6.50% Convertible Debt for which we paid $1.5 million, exclusive of accrued interest.  We are currently in the process of releasing the lien and restrictive covenants.

In June 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  We used the $20.0 million net proceeds to purchase, in the open market, our 6.50% Convertible Debt.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at 107.5% of par, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.

Our remaining junior subordinated debt of $43.8 million matures in 2033 and is redeemable, in whole or in part, in 2008 at the stated liquidation amount plus accrued and unpaid interest.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2007, the weighted average interest rate on all of our junior subordinated securities was 8.90%.

We have the right to defer interest payments on the junior subordinated securities for up to twenty consecutive quarters but, if so deferred, we may not declare or pay cash dividends or distributions on our Class A Common Stock.  We have guaranteed the obligations of these statutory trust subsidiaries with respect to distributions and payments on the trust preferred securities issued by these trusts.

We had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that we had designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on our junior subordinated debt and our Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  During 2007, we settled these interest rate swaps and received net proceeds of $578,000.

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

During 2006, we retired $28.7 million principal amount of our 6.50% Convertible Debt.  All of the open market purchases were made by the holding company, except for $3.3 million, which was made by one of our consolidated operating companies.  We paid $32.3 million for these bond purchases, exclusive of accrued interest.  In 2006, we also retired $2.6 million principal amount of our 8.50% Senior Notes through open market purchases.  We paid $2.6 million for these bond purchases, exclusive of accrued interest.  We have the right to call our 8.50% Senior Notes beginning in June 2008.

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

During 2007, 2006 and 2005, we incurred $11.7 million, $13.5 million and $16.1 million of interest expense, and paid interest of $11.8 million, $13.7 million and $13.9 million in each respective year.  The reduction in interest expense and interest paid in 2007, compared to 2006, was due to a lower average amount of debt outstanding.  The reduction in interest expense and interest paid in 2006, compared to 2005, was due to a lower average amount of debt outstanding, which was partially offset by higher interest rates on our debt.  The 2006 decline in interest paid was not as significant as the decline in interest expense due to timing of interest payments and debt retirements.

We did not make a contribution to our qualified pension plan in 2007, 2006 or 2005.  Our accumulated benefit obligation was greater than the fair value of plan assets by $4.9 million and $10.8 million at December 31, 2007 and December 31, 2006, respectively.  The funded status of our qualified pension plan improved in 2007, due primarily to the increase in interest rates.  In 2007 and 2006, we were not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974.  In August 2006, the Pension Protection Act of 2006 (“PPA”) became law.  Although we are not required to make any minimum funding contributions to our pension plan in 2007, we believe that the PPA will accelerate the timing of our future contributions.  Our plan assets are composed of 35% fixed maturities, 55% equities and 10% other investments at December 31, 2007.  We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.25%, which we believe is a reasonable long-term rate of return, in part because of the historical performance of the broad financial markets.  We also maintain non-qualified pension plans with respect to which we pay benefits from the general assets of the Company.  We expect benefit payments related to these non-qualified plans to be less than $500,000 in 2008.  Pension expense in 2007, 2006 and 2005 was $59,000, $593,000 and $5.4 million, respectively.

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

Off-Balance Sheet Arrangements

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established.  If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development.  Trabaja Reinsurance Company is our largest reinsurer.  As of December 31, 2007, we are not aware of any significant changes from our original estimate.  See Note 7 to the Consolidated Financial Statements for additional information.

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

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  If we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.  As of December 31, 2007, the duration of our investments that support the insurance reserves was 3.7 years, which approximates the duration of our insurance reserves of 3.9 years.

Our investments at December 31 were as follows:

	2007		2006
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$79.2	10%	$71.6	9%
States, political subdivisions and foreign government securities	9.3	1%	5.5	1%
Corporate debt securities	157.1	19%	187.9	24%
Mortgage-backed and other asset-backed securities	483.2	60%	453.8	58%
Total fixed maturities available for sale	$728.8	90%	$718.8	92%
Short-term investments	78.4	10%	61.2	8%
Total	$807.2	100%	$780.0	100%

Our investment portfolio includes only fixed maturities, short-term investments and cash.  The portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  Our largest exposure to a single corporate issuer is $14.8 million, or 2% of total invested assets.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprised 10% of invested assets at December 31, 2007.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 2% of the total investment portfolio.  All of our investments as of December 31, 2007 are dollar denominated.

Mortgage-backed and other asset-backed securities in the table above include collateralized mortgage obligations (“CMOs”) of $318.2 million and $275.6 million carried at fair value as of December 31, 2007 and 2006, respectively.  CMO holdings are all AAA rated and concentrated in tranches with limited prepayment, extension and default risk, such as planned amortization class bonds.

Of the $807.2 million in our investment portfolio, $21.8 million, or 3%, were residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $21.8 million, which includes $19.7 million of alternative A collateral and $2.1 million of sub-prime collateral, had an estimated weighted average life of 3.1 years, with $6.6 million of that balance expected to pay off within one year, and an average credit quality of AAA.  The portfolio also held securities with a fair value of $23.0 million, or 3%, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $17.9 million were asset-backed securities with a weighted average life of 3.7 years and whose underlying collateral had an imputed internal rating of “A”.  None of these securities were wrapped asset backed security collateralized debt obligation exposures.

The net unrealized gain on our investments at December 31, 2007 was $6.1 million, or 1% of the amortized cost basis.  The net unrealized gain included gross unrealized gains of $9.7 million and gross unrealized losses of $3.6 million.

For all but two securities, which were carried at a fair value of $1.5 million at December 31, 2007, we obtained the fair value of fixed income securities from independent pricing services which use prices obtained in the public markets.  For one security, a privately placed $1.0 million 18-month construction bridge loan with no secondary market, we considered its current fair value to approximate original cost.  The second security, which was carried at a fair value of $545,000 at December 31, 2007, is priced utilizing the services of the investment banking firm that originally underwrote the security.  The investment banker determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

At December 31, our fixed maturities had an overall average credit quality of AAA-, broken down as follows:

	2007		2006
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$603.5	83%	$583.7	81%
AA	44.3	6%	35.1	5%
A	57.3	8%	71.5	10%
BBB	23.7	3%	28.5	4%
Total	$728.8	100%	$718.8	100%

Ratings as assigned by Standard and Poor’s.  Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2007	2006	2005
Average invested assets(1)	$812.7	$763.5	$754.7
Investment income(2)	$41.8	$37.4	$34.0
Net effective yield(3)	5.14%	4.90%	4.50%

(1)	Average invested assets throughout the year, at amortized cost, excluding amounts related to securities lending activities.
(2)
Gross investment income less investment expenses and before interest credited on funds held treaties.  Excludes net realized investment gains and losses and amounts related to securities lending activities.

(3)	Investment income for the period divided by average invested assets for the same period.

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost.  Our analysis includes all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time.  As part of our periodic review process, we utilize information received from our outside professional asset manager to assess each issuer’s current credit situation.  This review contemplates recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the company, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.  For structured securities, we analyze the quality of the underlying collateral of the security.  We do not believe that there are credit related risks associated with our U.S. Treasury and agency securities.

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

In 2007, we recorded a pre-tax impairment loss of $209,000 on a security issued by a national provider of higher education loans.  In 2005, we recorded impairment losses for securities issued by two auto manufacturers, resulting in a pre-tax impairment charge of $773,000.  The write-downs were measured based on public market prices at the time we determined the decline in value was other than temporary.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month end fair values, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2007
Less than 6 months	26	$49.4	$49.8	$(0.4)	99%
6 to 9 months	3	1.4	1.5	(0.1)	93%
9 to 12 months	6	29.3	29.4	(0.1)	100%
More than 12 months	71	101.8	104.1	(2.3)	98%
Subtotal	106	181.9	184.8	(2.9)	98%
U.S. Treasury and Agency securities	40	52.8	53.5	(0.7)	99%
Total	146	$234.7	$238.3	$(3.6)	98%

December 31, 2006
Less than 6 months	50	$181.8	$182.5	$(0.7)	100%
6 to 9 months	2	0.6	0.6	-	100%
9 to 12 months	10	23.7	23.9	(0.2)	99%
More than 12 months	107	104.9	108.2	(3.3)	97%
Subtotal	169	311.0	315.2	(4.2)	99%
U.S. Treasury and Agency securities	94	139.5	142.4	(2.9)	98%
Total	263	$450.5	$457.6	$(7.1)	98%

At December 31, 2007, of the 71 securities that have been in an unrealized loss position for more than 12 months, 70 securities have a total fair value of 99% of the amortized cost basis at December 31, 2007, and the average unrealized loss per security is approximately $22,000.  The one security with an unrealized loss greater than 20% of its amortized cost at December 31, 2007 has a fair value of $545,000 and an amortized cost of $1.4 million.  This security, which matures in 2033, is rated AAA, and its $1.4 million principal is backed and guaranteed at maturity by discounted agency securities.  We have both the ability and intent to hold this security until it matures.

The contractual maturity of securities in an unrealized loss position at December 31, 2007 was as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2008	$4.6	$4.6	$-	100%
2009-2012	21.8	21.9	(0.1)	100%
2013-2017	12.6	12.9	(0.3)	98%
2018 and thereafter	5.1	5.2	(0.1)	98%
Non-agency mortgage and other asset-backed securities	137.8	140.2	(2.4)	98%
Subtotal	181.9	184.8	(2.9)	98%
U.S. Treasury and Agency securities	52.8	53.5	(0.7)	99%
Total	$234.7	$238.3	$(3.6)	98%

Net Realized Investment Gains and Losses

Net realized investment gains were comprised of the following:

(dollar amounts in thousands)	2007	2006	2005

Sales of investments:
Realized gains	$2,016	$5,597	$6,700
Realized losses	(3,893)	(4,720)	(2,841)
Change in fair value of trading securities	3,220	-	-
Change in fair value of debt derivative	(483)	466	(3,692)
Other	(297)	(104)	205
Total net realized investment gains	$563	$1,239	$372

We had pre-tax net realized investment gains of $563,000 in 2007, compared to investment gains of $1.2 million in 2006 and $372,000 in 2005.  During 2007, we recorded gross realized investment gains and losses of $2.0 million and $3.9 million, respectively, on sales from our invested asset portfolio.  The gross realized gains and losses primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.  Gross realized losses also included an impairment loss of $209,000 on a fixed income security.  The change in fair value of trading securities related to a security that was previously held at our discontinued operations and transferred to our holding company as part of the $37.5 million dividend in April 2007.

During 2006, we had gross realized investment gains and losses of $5.6 million and $4.7 million, respectively, on sales from our invested asset portfolio.  The gross realized gains and losses resulted primarily from the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities, and reducing our overall risk in the portfolio by improving credit quality and shortening duration.

Results for 2005 included gross realized gains and losses of $6.7 million and $2.8 million, respectively, from investment sales.  Gross realized losses reflected sales reducing our per issuer exposure, general duration management trades and impairment losses of $773,000 on fixed income securities.

See “Item 1 – Business – Investments” and Notes 2B, 4 and 5 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

Discontinued Operations

The fair value of the investment portfolio at our discontinued operations at December 31, 2007 and 2006 was $219.7 million and $178.4 million, respectively, and had an amortized cost of $219.2 million and $184.4 million, respectively.  The investment portfolio consisted of 85% and 14% in short-term investments at December 31, 2007 and 2006, respectively.

Effective January 1, 2007, we reclassified securities, which are currently reported as part of our assets of discontinued operations on the Balance Sheet, from fixed maturities available for sale to the trading category in conjunction with our adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The securities selected had gross unrealized gains of $530,000 and gross unrealized losses of $6.6 million at the time of our adoption.

See Note 4 to our Consolidated Financial Statements for additional discussion about investments at our discontinued operations.

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

Recent Accounting Pronouncements

Effective January 1, 2007, we early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), and SFAS 159.  See Notes 4 and 13 to our Consolidated Financial Statements for the impact of our adoption of these Statements.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  See Note 14 to our Consolidated Financial Statements for the impact of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), although it retains the fundamental requirement in SFAS 141 that the purchase method of accounting be used for all business combinations.  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year, and therefore, has no impact on the accounting for our 2007 acquisition of Midlands.

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

Unpaid losses and loss adjustment expenses

At December 31, 2007, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for all events that occurred as of December 31, 2007 was $1,213.0 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to December 31, 2007 whether or not these claims had been reported to us.  At December 31, 2007, our estimate for such amounts recorded as liabilities of discontinued operations was $339.1 million.

Our actuaries utilize a variety of actuarial techniques based on various assumptions to derive reserve estimates on subsets of the business within our operations.  The techniques and assumptions vary depending upon the characteristics particular to the business.  Our actuaries periodically perform detailed studies of historical data on incurred claims, reported claims and paid claims for each major line of business and by accident year and also analyze data for the current accident year.  The actuarial techniques typically used by our actuaries are as follows:

Incurred Loss Development – This method projects ultimate losses based on historical development trends of incurred losses.

Paid Loss Development – This method projects ultimate losses based on historical development trends of paid losses.

Bornhuetter-Ferguson – This method projects future incurred or paid losses based upon expected losses.  The expected future paid or incurred losses are added to actual paid or incurred losses to determine ultimate losses.

Claim Count Times Average – This method projects the ultimate number of claims based on the historical development trends of incurred or closed claims and projects the average size of a claim based on the historical development of the average incurred or the average paid claim.  The projected ultimate loss equals the ultimate number of claims multiplied by the average size of a claim.

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

In estimating our reserves for unpaid losses and LAE, our actuaries also consider the fact that each of our businesses has a different potential for reserve development.  We believe that the potential for adverse reserve development is increased at our former reinsurance business because of the nature of the reinsurance business itself and because of the fact that it is in run-off.  Reinsurers rely on their ceding companies to provide them with information regarding incurred losses.  Therefore, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are more subject to unforeseen development and uncertainty.  Additionally, the potential for adverse reserve development in our former reinsurance operation has increased because we have ceased ongoing business relationships with most of our ceding companies.  As a result, to the extent that there are disputes with its ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.

With respect to The PMA Insurance Group, our actuaries separately review the reserves for our workers’ compensation and integrated disability, commercial automobile and commercial multi-peril/general liability lines of business.  The PMA Insurance Group’s loss reserves are comprised primarily of reserves for our workers’ compensation and integrated disability business (85% of the segment loss reserves).  Commercial multi-peril/general liability reserves comprise 12% of this segment’s carried reserves, with 24% of such commercial multi-peril/general liability reserves being asbestos and environmental reserves (see page 42 of this Report on Form 10-K for more detail regarding asbestos and environmental loss reserves).

Within the workers’ compensation line of business, we review medical and indemnity costs separately.  We undertake this review because we believe that the medical cost component of workers’ compensation claims has a different development pattern than the indemnity payments, and also because we believe that certain assumptions within the medical cost component, such as the rate of medical cost inflation, can lead to more volatility as compared to the indemnity component.  For example, a one percentage-point change in current year medical inflation would result in about three tenths of a point change in our overall loss and LAE ratio.  At December 31, 2007, our medical loss reserves were approximately 48% of the workers’ compensation loss reserves, with the balance being indemnity costs.  We also review the workers’ compensation line of business by state for some of our larger states.  We undertake this review because workers’ compensation benefits vary by state and this can cause loss development patterns to vary by state.

Our discontinued operations’ loss reserves are comprised primarily of excess of loss and pro rata reinsurance reserves (86% of the loss reserves).  The excess of loss and pro rata reinsurance reserves are primarily casualty reserves, as only 8% of such reserves are for property business at December 31, 2007.  The discontinued operations’ pro rata business is mainly quota share reinsurance of ceding companies’ excess or umbrella insurance.  Therefore, our actuarial analysis of our excess of loss and pro rata reinsurance business is generally based upon similar assumptions and loss development patterns.

After our actuaries complete the analyses described above, management reviews the data along with various industry benchmarks, and using its informed judgment, selects its best estimate of the amounts needed to pay all pending and future claims and related expenses, including those not yet reported to us.  This best estimate is recorded as a loss and LAE reserve on our balance sheet.  Our practice is to establish reserves for unpaid losses and LAE at a level where we believe it is likely that such unpaid losses and LAE could ultimately settle at similar amounts either above or below management’s best estimate.  At December 31, 2007, management’s best estimate reflects an estimate of loss and LAE reserves that is approximately the mid-point of our actuaries’ range of loss reserves.

It is important to understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  The assumptions we utilize in developing a range of loss reserves are based on the premise that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for establishing our reserve ranges.  As more current and additional experience and data become available regarding the existence and the dollar amounts of claims, claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our actuarially determined range of estimates accordingly.  Because of the aforementioned factors, actual results can differ from our current estimates in both The PMA Insurance Group and in our discontinued operations.  While all of these factors affect the reserving process and results, we believe that the major factors that can cause actual results to vary from our estimates for The PMA Insurance Group are a change in frequency of reported claims, a change in the severity of claims reported to us, and in particular for workers’ compensation, a change in the rate of medical cost inflation.

We believe that the major factors that can cause actual results to vary from our estimates on our reinsurance business are changes in the experience and case reserving methodologies of our various ceding companies.  This would affect the claims being reported to us, which, in turn, would affect our estimate of the frequency and severity of claims for the discontinued operations.  The long-tail nature of a significant portion of this business (in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss) is also a major factor that could impact reserve development.

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

We have established a carried loss and LAE reserve for unpaid claims at December 31, 2007 that we believe is a reasonable and adequate provision based on the information then available to us and we believe such amounts are fairly stated at December 31, 2007.  However, based upon our actuarial analysis at December 31, 2007, and as discussed in the previous paragraphs, there is a reasonable probability that the range of reserve estimates (which represents various estimations of the amount required to ultimately settle all losses and LAE for unpaid claims) at The PMA Insurance Group and the discontinued operations could be approximately five percent (5%) and seven percent (7%), respectively, greater or less than the loss and LAE reserve recorded for each such business on our consolidated financial statements at December 31, 2007, if significant assumptions, such as frequency, severity and medical cost inflation, which are components of our actuarial analysis develop differently than we currently anticipate.  Because our carried reserves reflect management’s best estimate and are not determined by a formula that is automatically the direct product of the actuarial methods used to develop our range of reserves, we are unable to quantify in any meaningful way the effect of a change to any one of these significant assumptions underlying our actuarial process on our carried reserves.  It is also possible that the amount required to settle all losses and LAE for unpaid claims or our estimates in future periods could exceed or be less than the reasonable range of possible outcomes that we can currently estimate.

If our future estimate of ultimate unpaid losses is greater than the recorded amounts, we would have to increase our reserves in subsequent periods.  Any increase in our net reserves would result in a charge to earnings in the period recorded.  For example, during the third quarter of 2007 and first quarter of 2005, we increased net reserves for our discontinued operations by $22 million and $30 million, respectively, and took earnings charges as a result.  Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

At December 31, 2007, unpaid losses and loss adjustment expenses at the continuing operations were $1,213.0 million, which included case reserves of $598.6 million and IBNR reserves of $614.4 million.  At December 31, 2007, unpaid losses and loss adjustment expenses at the discontinued operations were $339.1 million, which included case reserves of $271.4 million and IBNR reserves of $67.7 million.

At our continuing operations, the components of our favorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2007	2006	2005
Accident Year
1997 and prior	$3.5	$2.1	$4.5
1998	(0.5)	-	1.2
1999	0.3	(0.1)	0.9
2000	(0.9)	0.4	4.4
2001	0.2	1.7	(5.2)
2002	0.6	2.0	(4.5)
2003	0.5	(0.3)	(1.7)
2004	(3.2)	(3.3)	(1.6)
2005	(1.0)	(4.8)	n/a
2006	(1.2)	n/a	n/a
Total net favorable development	$(1.7)	$(2.3)	$(2.0)

The PMA Insurance Group recorded favorable prior year loss development of $1.7 million, $2.3 million and $2.0 million in 2007, 2006 and 2005, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

At our discontinued operations, the components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2007	2006	2005
Accident Year
1997 and prior	$1.0	$0.6	$(3.9)
1998	(0.1)	(1.0)	(0.2)
1999	1.2	(1.2)	8.2
2000	(0.5)	(0.7)	5.2
2001	5.4	2.0	17.9
2002	9.2	(3.1)	4.8
2003	5.6	(0.1)	(3.3)
2004	1.0	(1.6)	0.1
2005	(1.2)	(0.2)	n/a
2006	-	n/a	n/a
Total net (favorable) unfavorable development	$21.6	$(5.3)	$28.8

During 2007, the discontinued operations recorded unfavorable prior year loss development of $21.6 million, which included a $22 million charge taken in the third quarter.  In the third quarter of 2007, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  Specifically, we experienced higher than expected severity on general liability claims-made losses at our discontinued operations during the third quarter causing our actuaries to increase the average expected size of future loss payments on these types of claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22 million.

During 2006, the discontinued operations recorded $5.3 million in favorable development, largely due to commutations of structured reinsurance treaties with some of our ceding companies.  The discontinued operations do not typically record favorable prior year loss development on commutations unless the treaties are structured reinsurance, where IBNR reserves are directly attributable to a treaty.

During 2005, the discontinued operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in first quarter.  In the first quarter of 2005, our actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by our former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001.  Specifically on policies covering contractors’ liability for construction defects, our discontinued operations experienced higher than expected reported claim frequency and slightly higher severity during the first quarter causing our actuaries to increase the number of expected claims to be reported in the future and slightly increase the average size of the future expected claims.

A significant portion of the business at our discontinued operations is “long-tailed” in nature and is dependent on its ceding companies for reporting information regarding incurred losses, most of which it no longer has ongoing relationships with due to its businesses being in run-off.  The loss reserves recorded represent management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events that have occurred, including events that have not been reported to us; as such, these estimates have contemplated the effect of prior adverse development when developing new loss reserve estimates.  As the amounts recorded represent our best estimate, we believe that the past loss development which we recorded is not indicative of expected future loss development in our discontinued operations.

For additional information about our liability for unpaid losses and loss adjustment expenses, see Notes 4 and 6 to the Consolidated Financial Statements as well as “Item 1 – Business - Loss Reserves.”

Investments

All investments in our portfolio are carried at fair value.  For all but two of our investment securities, we obtain the values from independent pricing services which use prices obtained in the public markets.  These market prices reflect publicly reported values of recent purchase and sale transactions for each specific, individual security.

As part of determining the fair value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future.  Because we have invested in fixed income obligations with an overall average credit quality of AAA-, and all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments.  However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due.  If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment.  Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2007, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the consolidated financial statements, are necessary at the balance sheet date.  However, if we were to have determined that all securities that were in an unrealized loss position at December 31, 2007 should have been written-down to their fair value, then we would have recorded an additional other-than-temporary impairment loss of $3.6 million pre-tax at our continuing operations.

For additional information about our investments, see Notes 2-B, 4, 5 and 13 to the Consolidated Financial Statements as well as “Investments” beginning on page 51.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries.  Our reinsurance receivables total $795.9 million at December 31, 2007.  We have estimated that $4.6 million of our reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.  Our assets of discontinued operations include $150.1 million for reinsurance receivables at December 31, 2007, and these receivables are recorded net of a valuation allowance of $3.3 million.

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

Based on our evaluation of reinsurance receivables at December 31, 2007, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date.  In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date.  To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts.  At December 31, 2007, approximately $48.9 million of uncollateralized reinsurance receivables at our continuing operations, including $29.0 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, or who were under regulatory supervision or in liquidation.

For additional information about reinsurance receivables, see Notes 4 and 7 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 43.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts.  We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset.  At December 31, 2007, PMA Capital has a net deferred tax asset of $118.9 million, resulting from $211.2 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $60.5 million and by $31.9 million of deferred tax liabilities.  In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2027.

Prior to 2005, we established a valuation allowance in the amount of $57 million.  This was based upon our assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  We periodically reassess the valuation allowance previously established against the net deferred tax assets.  Factors considered in our reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings.  Based upon our consideration of these factors in conjunction with the current level of valuation allowance recorded, we increased the valuation allowance with respect to our net deferred tax asset by $3.5 million in 2005.  The increase was primarily due to the future earnings projections for our discontinued operations which were revised downward from previous projections.

The valuation allowance of $60.5 million reserves against $50.9 million of gross deferred tax assets related to the NOL carryforward and the $9.6 million projected deferred tax asset related to the AMT credit carryforward because we believe it is more likely than not that this portion of the benefit will not be realized.  We will continue to periodically assess the realizability of our net deferred tax asset.  If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations and financial condition.  For additional information, see Note 14 to our Consolidated Financial Statements.

Intangible Assets

On October 1, 2007, we entered into a Stock Purchase Agreement, pursuant to which we acquired all of the stock of Midlands Holding Corporation.  As a result of this acquisition, we recorded $11.0 million and $11.1 million of identifiable intangible assets and goodwill, respectively.  Intangible assets consist of non-contractual customer relationships, licenses and a trade name.  Goodwill represents the excess of the fair value of the net identifiable assets over the purchase price.  At December 31, 2007, we accrued $837,000 for estimated earnings growth payments, which increased goodwill.

Goodwill and indefinite-lived intangible assets will remain on the balance sheet and will be tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other intangible assets that are not deemed to have an indefinite useful life will be amortized over their estimated useful lives.

Net assets of discontinued operations

As a result of the expected sale of our Run-off Operations in 2007, we reported the results of this business as discontinued operations.  In conjunction with this change and in accordance with SFAS 144, we recorded a pre-tax impairment loss of $61.5 million to reduce the net assets of this business to estimated fair value less costs to sell.  The estimated fair value of the business was based on a non-binding letter of intent that we received from an interested third party.  Our estimate reflected amounts anticipated at closing, which are subject to adjustments following the third party’s review of the final purchase price calculation, but excluded future contingent payments that may be received from the third party.

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

•	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices or revenues of our fee-based businesses;
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

•
our ability to effect an efficient withdrawal from and divestiture of the reinsurance business, including the sale of the entity and commutation of reinsurance business with certain large ceding companies, without incurring any significant additional liabilities;

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

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	our ability to implement and maintain rate increases;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	uncertainties related to possible terrorist activities or international hostilities and whether TRIPRA is extended beyond its December 31, 2014 termination date; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any such forward-looking statements in this Form 10-K.  Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this Form 10-K to reflect circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Caution should be used when evaluating our overall market risk based on the information below.  Actual results could differ materially due to the fact that this information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 65% of our total liabilities and reinsurance receivables represent 31% of our total assets).

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

Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 10% of invested assets at December 31, 2007.  Included in this industry segment are diverse financial institutions, including banks and insurance companies.  See Notes 2-B, 2-G, 5, 8 and 13 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2007, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had decreased by 100 basis points, there would have been an increase of approximately $4 million in the fair value of our debt.  The change in fair value was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rates.

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $32 million in the fair value of our investment portfolio.  The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8.  Financial Statements and Supplementary Data.

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2007	2006

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2007 - $722,587; 2006 - $722,219)	$728,725	$718,865
Short-term investments	78,426	61,180
Total investments	807,151	780,045

Cash	15,828	9,498
Accrued investment income	5,768	5,495
Premiums receivable (net of valuation allowance: 2007 - $9,341; 2006 - $9,363)	222,140	200,164
Reinsurance receivables (net of valuation allowance: 2007 - $4,608; 2006 - $8,630)	795,938	720,110
Prepaid reinsurance premiums	32,361	25,611
Deferred income taxes, net	118,857	100,019
Deferred acquisition costs	37,404	36,239
Funds held by reinsureds	42,418	33,432
Intangible assets	22,779	-
Other assets	105,341	81,096
Assets of discontinued operations	375,656	674,698
Total assets	$2,581,641	$2,666,407

Liabilities:
Unpaid losses and loss adjustment expenses	$1,212,956	$1,152,704
Unearned premiums	226,178	202,973
Long-term debt	131,262	131,211
Accounts payable, accrued expenses and other liabilities	195,895	156,745
Reinsurance funds held and balances payable	39,324	27,000
Dividends to policyholders	5,839	4,450
Liabilities of discontinued operations	391,603	572,231
Total liabilities	2,203,057	2,247,314

Commitments and contingencies (Note 9)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2007 - 34,217,945 shares issued and 31,761,106 outstanding;
2006 - 34,217,945 shares issued and 32,659,194 outstanding)	171,090	171,090
Additional paid-in capital	111,088	109,922
Retained earnings	136,627	184,216
Accumulated other comprehensive loss	(6,663)	(20,624)
Treasury stock, at cost (2007 - 2,456,839 shares; 2006 - 1,558,751 shares)	(33,558)	(25,511)
Total shareholders' equity	378,584	419,093
Total liabilities and shareholders' equity	$2,581,641	$2,666,407

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2007	2006	2005

Revenues:
Net premiums written	$394,698	$373,001	$374,975
Change in net unearned premiums	(16,455)	(5,598)	(17,151)
Net premiums earned	378,243	367,403	357,824
Claims service revenues	34,034	27,853	23,591
Commission income	3,005	-	-
Net investment income	39,592	35,851	32,235
Net realized investment gains	563	1,239	372
Other revenues	340	244	406
Total revenues	455,777	432,590	414,428

Losses and Expenses:
Losses and loss adjustment expenses	263,199	262,297	260,276
Acquisition expenses	73,747	73,726	71,298
Operating expenses	76,541	70,971	63,775
Dividends to policyholders	7,790	3,532	5,174
Interest expense	11,732	13,521	16,111
Total losses and expenses	433,009	424,047	416,634
Income (loss) from continuing operations before income taxes	22,768	8,543	(2,206)
Income tax expense	8,019	3,217	2,689
Income (loss) from continuing operations	14,749	5,326	(4,895)
Loss from discontinued operations, net of tax	(57,277)	(1,275)	(16,125)
Net income (loss)	$(42,528)	$4,051	$(21,020)

Income (loss) per share:
Basic:
Continuing Operations	$0.46	$0.17	$(0.15)
Discontinued Operations	(1.78)	(0.04)	(0.51)
	$(1.32)	$0.13	$(0.66)
Diluted:
Continuing Operations	$0.45	$0.16	$(0.15)
Discontinued Operations	(1.76)	(0.04)	(0.51)
	$(1.31)	$0.12	$(0.66)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(42,528)	$4,051	$(21,020)
Less: Loss from discontinued operations	(57,277)	(1,275)	(16,125)
Income (loss) from continuing operations, net of tax	14,749	5,326	(4,895)
Adjustments to reconcile income (loss) before loss from discontinued
operations to net cash flows provided by (used in) operating activities:
Deferred income tax expense	7,603	3,217	2,688
Net realized investment gains	(563)	(1,239)	(372)
Stock-based compensation	1,814	2,371	865
Depreciation and amortization	3,633	5,326	8,351
Change in:
Premiums receivable and unearned premiums, net	1,229	11,796	12,270
Dividends to policyholders	1,389	(2)	(1,525)
Reinsurance receivables	(75,828)	15,072	27,682
Prepaid reinsurance premiums	(6,750)	(23,943)	203
Unpaid losses and loss adjustment expenses	60,252	(16,634)	(57,443)
Funds held by reinsureds	(8,986)	(7,243)	(10,136)
Reinsurance funds held and balances payable	12,324	17,941	(3,252)
Accrued investment income	(273)	875	1,215
Deferred acquisition costs	(1,165)	(2,003)	(3,252)
Accounts payable, accrued expenses and other liabilities	18,669	(2,641)	(1,835)
Other, net	(8,449)	8,658	11,309
Discontinued operations	67,180	(113,041)	(254,194)
Net cash flows provided by (used in) operating activities	86,828	(96,164)	(272,321)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(265,838)	(350,718)	(323,231)
Maturities and calls	86,114	82,296	72,729
Sales	179,576	264,038	216,338
Sales of fixed maturities trading	17,458	-	-
Net sales (purchases) of short-term investments	(17,205)	(25,871)	44,994
Purchase of subsidiary, net of cash received	(10,643)	-	-
Other, net	(10,527)	(2,220)	(2,726)
Discontinued operations	(51,237)	171,813	276,006
Net cash flows provided by (used in) investing activities	(72,302)	139,338	284,110

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,619	-	10,000
Debt issuance costs	(604)	-	(256)
Repayments of long-term debt	(17,324)	(60,622)	(28,202)
Proceeds from exercise of stock options	444	1,403	1,800
Shares purchased under stock-based compensation plans	(273)	(89)	(429)
Purchase of treasury stock	(10,000)	-	-
Dividend from discontinued operations	17,500	73,500	-
Other payments from (to) discontinued operations	(2,615)	(7,015)	15,681
Discontinued operations	(14,885)	(66,485)	(15,681)
Net cash flows used in financing activities	(7,138)	(59,308)	(17,087)

Net increase (decrease) in cash	7,388	(16,134)	(5,298)
Cash - beginning of year	14,105	30,239	35,537
Cash - end of year (a)	$21,493	$14,105	$30,239

Supplementary cash flow information (all continuing operations):
Income tax paid (refunded)	$717	$-	$(651)
Interest paid	$11,812	$13,687	$13,898
Non-cash financing activities:
Common Stock issued to redeem convertible debt	$-	$3,074	$-
Investment security transferred in dividend from discontinued operations	$16,780	$-	$-

(a)	Includes cash from discontinued operations of $5.7 million, $4.6 million and $12.3 million as of December 31, 2007, 2006 and 2005, respectively.

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2007	2006	2005

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common Stock:
Balance at beginning of year	109,922	109,331	109,331
Stock-based compensation	1,814	2,371	-
Reissuance of treasury shares under stock-based compensation plans	(648)	(1,507)	-
Reclassification of unearned restricted stock under SFAS 123(R)	-	(273)	-
Balance at end of year	111,088	109,922	109,331

Retained earnings:
Balance at beginning of year	184,216	187,538	213,313
Cumulative effect of adjustment to initially apply SFAS 159, net of tax	(3,928)	-	-
Adjusted balance at beginning of year	180,288	187,538	213,313
Net income (loss)	(42,528)	4,051	(21,020)
Reissuance of treasury shares under stock-based compensation plans	(1,133)	(4,559)	(4,755)
Reissuance of treasury shares to redeem convertible debt	-	(2,814)	-
Balance at end of year	136,627	184,216	187,538

Accumulated other comprehensive loss:
Balance at beginning of year	(20,624)	(22,684)	(1,959)
Cumulative effect of adjustment to initially apply SFAS 159, net of tax	3,928	-	-
Adjusted balance at beginning of year	(16,696)	(22,684)	(1,959)
Other comprehensive income (loss), net of tax expense (benefit):
2007 - $5,402; 2006 - $513; 2005 -($11,160)	10,033	952	(20,725)
Adjustment to initially apply SFAS 158, net of tax expense:
2006 - $597	-	1,108	-
Balance at end of year	(6,663)	(20,624)	(22,684)

Treasury stock - Class A Common:
Balance at beginning of year	(25,511)	(38,779)	(45,573)
Purchase of treasury shares	(10,000)	-	-
Reissuance of treasury shares under stock-based compensation plans	1,953	7,380	6,794
Reissuance of treasury shares to redeem convertible debt	-	5,888	-
Balance at end of year	(33,558)	(25,511)	(38,779)

Unearned restricted stock compensation:
Balance at beginning of year	-	(273)	(751)
Issuance of restricted stock, net of cancellations	-	-	(363)
Amortization of unearned restricted stock compensation	-	-	841
Reclassification of unearned restricted stock under SFAS 123(R)	-	273	-
Balance at end of year	-	-	(273)

Total shareholders' equity:
Balance at beginning of year	419,093	406,223	445,451
Net income (loss)	(42,528)	4,051	(21,020)
Purchase of treasury shares	(10,000)	-	-
Stock-based compensation	1,814	2,371	841
Reissuance of treasury shares under stock-based compensation plans	172	1,314	1,676
Reissuance of treasury shares to redeem convertible debt	-	3,074	-
Other comprehensive income (loss)	10,033	952	(20,725)
Adjustment to initially apply SFAS 158	-	1,108	-
Balance at end of year	$378,584	$419,093	$406,223

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2007	2006	2005

Net income (loss)	$(42,528)	$4,051	$(21,020)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	6,510	(4,117)	(13,196)
Less: reclassification adjustment for (gains) losses
included in net income (loss), net of tax (expense)
benefit: 2007 - ($226); 2006 - $471; 2005 - ($1,735)	(420)	874	(3,222)
Total unrealized gains (losses) on securities	6,090	(3,243)	(16,418)

Pension plan liability adjustment, net of tax expense (benefit):
2007 - $2,465; 2006 - $2,219; 2005 - ($1,790)	4,577	4,121	(3,325)

Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax expense (benefit):
2007 - ($337); 2006 - $33; 2005 - ($82)	(625)	62	(152)

Foreign currency translation gains (losses), net of tax expense
(benefit): 2007 - ($5); 2006 - $6; 2005 - ($447)	(9)	12	(830)

Other comprehensive income (loss), net of tax	10,033	952	(20,725)

Comprehensive income (loss)	$(32,495)	$5,003	$(41,745)

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Business Description

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”).  PMA Capital Corporation is a holding company whose operating subsidiaries provide insurance and fee-based services.  Insurance products are underwritten and marketed under the trade name The PMA Insurance Group.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  The Company also manages the run-off of its former reinsurance and excess and surplus lines operations, for which the related activity of these businesses has been recorded as discontinued operations.

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  Approximately 92% of The PMA Insurance Group’s business for 2007 was produced through independent agents and brokers.

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”), and is a new reporting segment, resulting from the Company’s acquisition of Midlands on October 1, 2007.  PMA Management Corp. is a TPA whose results were previously included in The PMA Insurance Group segment.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consist of the results of the Company’s former reinsurance and excess and surplus lines businesses.  The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.

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

Certain prior year amounts have been reclassified to conform to the current year classification.  In 2007, the Company determined that the results of its Run-off Operations should be reported as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, the Company has reclassified its prior period financial presentation to conform to these changes.  See Note 4 for additional information regarding the Company’s discontinued operations.

The balance sheet information presented in these consolidated financial statements and notes thereto is as of December 31 for each respective year.  The statements of operations, cash flows, changes in shareholders’ equity and changes in comprehensive income (loss) information are for the year ended December 31 for each respective year.

B. Investments — All fixed maturities in the Company’s investment portfolio are carried at fair value.  Changes in fair value of fixed maturities classified as available for sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss).  Changes in fair value of fixed maturities classified as trading are reported in the loss from discontinued operations as realized investment gains (losses).  All short-term, highly liquid investments, which have original maturities of one year or less from acquisition date, are treated as short-term investments and are carried at amortized cost, which approximates fair value.  Effective January 1, 2007, the Company reclassified securities, which are currently reported as part of discontinued operations, from fixed maturities available for sale to the trading category in conjunction with its adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

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

C. Premiums — Premiums, including estimates of premiums resulting from audits of insureds’ records are earned principally on a pro rata basis over the terms of the policies.  Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made.  With respect to policies that provide for premium adjustments, such as experience-rated or exposure-based adjustments, such premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made.  Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums.  The estimated premiums receivable on experience-rated or exposure-based policies are reported as a component of premiums receivable.  For reinsurance premiums assumed at the Company’s discontinued operations, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period.  Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available.

D. Unpaid Losses and Loss Adjustment Expenses — Unpaid losses and loss adjustment expenses (“LAE”), which are stated net of estimated salvage and subrogation, are estimates of losses and LAE on known claims and estimates of losses and LAE incurred but not reported (“IBNR”).  IBNR reserves are calculated utilizing various actuarial methods.  Unpaid losses on certain workers’ compensation claims are discounted to present value using the Company’s payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department.  The Company also discounts unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  The methods of making such estimates and establishing the resulting reserves are continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified.  See Note 6 for additional information.

E. Reinsurance — In the ordinary course of business, PMA Capital’s insurance subsidiaries assume and cede premiums with other insurance companies and are members of various insurance pools and associations.  The Company’s insurance subsidiaries cede business in order to limit the maximum net loss and limit the accumulation of many smaller losses from a catastrophic event.  The insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.  Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and LAE that are subject to reimbursement under reinsurance and retrocessional contracts.  The method for determining the reinsurance receivable for unpaid losses and LAE involves reviewing actuarial estimates of unpaid losses and LAE to determine the Company’s ability to cede unpaid losses and LAE under its existing reinsurance contracts.  This method is continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified.  Under certain of the Company’s reinsurance and retrocessional contracts, additional premium and interest may be required if predetermined loss and LAE thresholds are exceeded.

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

G. Derivatives — The derivative component of the Company’s 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) is bifurcated and recorded at fair value in long-term debt on the Balance Sheet.  Changes in fair value are recorded in net realized investment gains (losses) on the Statement of Operations.  See Note 8 for additional information.

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

I. Income Taxes — The Company records deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.  See Note 14 for additional information.

J. Claims Service Revenues — Claims service revenues primarily include revenues related to claims administration, risk management and related services primarily to self-insured clients provided by the Company’s Fee-based Business, which are earned over the term of the related contracts in proportion to the actual services rendered.

K. Commission Income — Commission income primarily includes income related to managing general agency and program administrator services provided by the Company’s Fee-based Business.  Commission income, which is generally reported gross of sub-producer fees, is recognized at the later of the date billed or the effective date of the related insurance policy.  Adjustments due to payroll, audits, cancellations, and endorsements are recorded in the period in which they occur.

L. Intangible Assets — Identifiable intangible assets consist of non-contractual customer relationships, licenses and a trade name.  Goodwill represents the excess of the fair value of the net identifiable assets over the purchase price.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other identifiable intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The identifiable intangible assets and goodwill are reported as Intangible assets on the Balance Sheet.

M. Recent Accounting Pronouncements — Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  See Notes 4 and 13 for the impact of the Company’s adoption of these Statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS 109”)” (“FIN 48”).  See Note 14 for the impact of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), although it retains the fundamental requirement in SFAS 141 that the purchase method of accounting be used for all business combinations.  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year, and therefore, has no impact on the accounting for the Company’s 2007 acquisition of Midlands.

Note 3.  Acquisition

On October 1, 2007, the Company entered into a Stock Purchase Agreement with the shareholders of Midlands Holding Corporation, pursuant to which the Company acquired all of the stock of Midlands Holding Corporation.  Under the Stock Purchase Agreement, the Company paid cash of $19.8 million for the stock of Midlands Holding Corporation on the closing date.  The ultimate purchase price for the stock, which could range from $22.8 million to $44.5 million, will be based on the future earnings growth of Midlands, the operating subsidiary of Midlands Holding Corporation, over the next four years.  At December 31, 2007, the Company accrued $837,000 for estimated earnings growth payments.

The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$25,869
Identifiable intangible assets	11,002
Total assets	36,871

Total liabilities	24,846

Estimated fair value of net assets acquired	12,025
Purchase price	23,132
Goodwill	$11,107

Acquired intangible assets, other than goodwill, consist of the following:

		Estimated
(dollar amounts in thousands)	Amount	Useful Life

Non-contractual customer relationships	$6,690	10 years
Trade name	3,812	indefinite
Licenses	500	indefinite
	$11,002

The value of the non-contractual customer relationships was calculated using a 15% annual attrition rate.  The non-contractual customer relationships will be amortized on a straight-line basis over 10 years.  In 2007, the Company recognized $167,000 of expenses related to the amortization of non-contractual customer relationships.  The Company expects to recognize $669,000 of amortization expense per year over the next five years and $3.2 million thereafter.

Note 4.  Discontinued Operations

In 2007, the Company announced that it was actively pursuing the sale of its Run-off Operations.  The Company’s Run-off Operations include its reinsurance and excess and surplus lines businesses which were placed into run-off in 2003 and 2002, respectively.  In February 2008, the Company announced that it entered into a non-binding letter of intent with a third party and expects to execute a definitive stock purchase agreement in the first quarter of 2008.  The transfer of ownership will be subject to regulatory approval.  Because of the expected divestiture, the Company has determined that its Run-off Operations should be reflected as discontinued operations in accordance with SFAS 144.  As such, the Company recognized an after-tax impairment loss of $40.0 million in 2007, as the book value of its Run-off Operations was greater than the estimated net proceeds it expects to receive in a sale.

The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds [1]		$10.0

Less:	Book value of Run-off Operations [2]	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit [3]	21.5

Impairment loss, net of tax		$(40.0)

(1)
Estimated sales proceeds are based on a non-binding letter of intent received from an interested third party.  This estimate reflects amounts anticipated at closing, subject to adjustments following the third party’s review of the final purchase price calculation, but excludes future contingent payments that may be received from the third party.

(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, the Company recorded an income tax benefit on the impairment loss as it believes it will be able to use the loss to offset future operating earnings.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS 144.  The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

(dollar amounts in thousands)	2007	2006	2005

Net premiums earned	$3,471	$2,778	$10,206
Net investment income	2,844	7,710	16,717
Net realized investment gains (losses)	(541)	(2,224)	1,744
	5,774	8,264	28,667

Losses and loss adjustment expenses	24,013	(3,076)	34,798
Acquisition expenses	891	787	4,583
Operating expenses	7,507	12,515	14,096
Impairment charge	61,482	-	-
	93,893	10,226	53,477

Income tax benefit	(30,842)	(687)	(8,685)
Loss from discontinued operations, net of tax	$(57,277)	$(1,275)	$(16,125)

	As of		As of
	December 31,		December 31,
(dollar amounts in thousands)	2007		2006

Assets:
Investments	$219,678		$178,354
Cash	5,665		4,607
Reinsurance receivables	150,097		319,869
Other assets	216	[1]	171,868
Assets of discontinued operations	$375,656		$674,698

Liabilities:
Unpaid losses and loss adjustment expenses	$339,077		$482,161
Other liabilities	52,526		90,070
Liabilities of discontinued operations	$391,603		$572,231

(1)	Includes write-down of net assets of Run-off Operations to fair value less cost to sell.

The amortized cost and fair value of the discontinued operations’ investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2007
Fixed maturities trading:
U.S. Treasury securities and obligations of U.S. Government agencies	$16,401	$690	$2	$17,089
States, political subdivisions and foreign government securities	321	-	9	312
Corporate debt securities	2,222	2	14	2,210
Mortgage-backed and other asset-backed securities	12,728	39	233	12,534
Total fixed maturities trading	31,672	731	258	32,145
Short-term investments	187,533	-	-	187,533
Total investments	$219,205	$731	$258	$219,678

December 31, 2006
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$40,681	$343	$886	$40,138
States, political subdivisions and foreign government securities	355	-	15	340
Corporate debt securities	43,365	1	1,075	42,291
Mortgage-backed and other asset-backed securities	74,728	186	4,597	70,317
Total fixed maturities available for sale	159,129	530	6,573	153,086
Short-term investments	25,268	-	-	25,268
Total investments	$184,397	$530	$6,573	$178,354

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

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company early adopted SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, the Company elected to reclassify all of the fixed income securities in its discontinued operations’ investment portfolio from available for sale to trading.  Although the Company’s adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  The Company’s discontinued operations recognized pre-tax net realized gains of $1.1 million in 2007 for subsequent changes in fair value on these trading securities.

The Company adopted SFAS 159 because the investment portfolio at the discontinued operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006.  The Company also considered that, given the unpredictability of cash flows for commutations, combined with the shrinking size of the portfolio, trading activity was expected to increase in 2007.  The discontinued operations’ investment portfolio was also reduced significantly during the second quarter as a result of the $37.5 million extraordinary dividend payment to the holding company in April 2007.

The balance sheet impact of the SFAS 159 adoption on our discontinued operations was as follows:

	Balance Sheet		Balance Sheet
(dollar amounts in thousands)	1/1/07 prior to	Net Change	1/1/07 after
Description	Adoption	upon Adoption	Adoption

Fixed maturities available for sale	$153,086	$(153,086)	$-
(amortized cost: pre-adoption - $159,129;
post-adoption - $0)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	3,742	(3,742)	-
Accumulated other comprehensive loss	(3,928)	3,928	-

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

Activity in the discontinued operations’ liability for unpaid losses and LAE is summarized below.

(dollar amounts in thousands)	2007	2006	2005

Balance at January 1	$482,161	$650,705	$884,817
Less: reinsurance recoverable on unpaid losses and LAE	288,810	325,609	390,728
Net balance at January 1	193,351	325,096	494,089
Losses and LAE incurred, net:
Current year, net of discount	-	-	4,540
Prior years	21,629	(5,332)	28,818
Accretion of prior years' discount	4,168	3,996	4,269
Net losses ceded - retroactive reinsurance	(1,784)	(1,740)	(2,829)
Total losses and LAE incurred, net	24,013	(3,076)	34,798
Losses and LAE paid, net:
Current year	-	-	(18)
Prior years	(21,606)	(128,669)	(203,773)
Total losses and LAE paid, net	(21,606)	(128,669)	(203,791)
Net balance at December 31	195,758	193,351	325,096
Reinsurance recoverable on unpaid losses and LAE	143,319	288,810	325,609
Balance at December 31	$339,077	$482,161	$650,705

Because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and such claims are subject to more unforeseen development and uncertainty.  See Note 6 for additional information regarding management estimates included in unpaid losses and LAE.

During 2007, the discontinued operations recorded unfavorable prior year loss development of $21.6 million, which included a $22 million charge taken in the third quarter.  In the third quarter of 2007, the Company’s actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, the Company’s actuaries observed increased loss development from a limited number of ceding companies on its claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22 million.  The claims-made book of business represented approximately 25% of the discontinued operations’ gross reserves at December 31, 2007.  Information regarding applicable reinsurance coverage is discussed below.

During 2006, the discontinued operations recorded $5.3 million in favorable prior year loss development, primarily due to commutations of structured reinsurance treaties with some of its ceding companies.  The discontinued operations do not typically record favorable prior year loss development on commutations unless the treaties are structured reinsurance, where IBNR reserves are directly attributable to a treaty.

During 2005, the discontinued operations recorded unfavorable prior year loss development of $28.8 million, which included a $30 million charge taken in the first quarter.  In the first quarter of 2005, the Company’s actuaries identified higher than expected claim frequency and severity on policies covering contractors’ liability for construction defects from accident years 1998 to 2001 written by the Company’s former excess and surplus lines operation and an increase in reported losses and continued volatility in pro rata professional liability reinsurance business written from accident years 1997 to 2001.  Information regarding applicable reinsurance coverage is discussed below.

Unpaid losses and LAE for the Company’s discontinued operations’ workers’ compensation claims, net of reinsurance, at December 31, 2007 and 2006 were $48.8 million and $47.8 million, net of discount of $19.5 million and $22.2 million, respectively.  The discount rate used was approximately 5% at December 31, 2007 and 2006.

The Company’s discontinued operations’ loss reserves were stated net of salvage and subrogation of $407,000 and $419,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, 2006 and 2005, the discontinued operations’ gross reserves for asbestos-related losses were $7.5 million, $5.9 million and $4.6 million, respectively ($1.6 million, $825,000 and $560,000, net of reinsurance, respectively).  Of the net asbestos reserves, approximately $350,000 at December 31, 2007 and $38,000 at December 31, 2006 and 2005, respectively, related to IBNR losses.

At December 31, 2007, 2006 and 2005, the discontinued operations’ gross reserves for environmental-related losses were $877,000, $1.5 million and $1.3 million, respectively ($364,000, $1.1 million and $900,000, net of reinsurance, respectively).  Of the net environmental reserves, approximately $373,000 related to IBNR losses at December 31, 2006 and 2005, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

At December 31, 2007, the assets of discontinued operations included reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

St. Paul Travelers and affiliates (1)	$48,863	$40,698
Essex Insurance Company	24,386	-

(1)	Includes St. Paul Fire and Marine Insurance Company ($40.8 million), Mountain Ridge Insurance Company ($7.9 million) and other affiliated entities ($124,000).

In 2004, the Company purchased reinsurance covering potential adverse loss development of the loss and LAE reserves of its reinsurance and excess and surplus lines businesses.  Upon entering into the agreement, the Company ceded $100 million in carried loss and LAE reserves and paid $146.5 million in cash.  In 2005, these businesses ceded $30 million in losses and LAE under this agreement.  In 2007, an additional $22 million in losses and LAE were ceded under this agreement.  Additional information about the prior year loss development, which resulted in these cessions, is discussed above.  Because the coverage was retroactive, these businesses deferred the initial benefit of these cessions, which was being amortized over the estimated settlement period of the losses using the interest method.  Accordingly, the Company had a deferred gain on retroactive reinsurance of $25.4 million at December 31, 2006, which was included in liabilities of discontinued operations on the Balance Sheet.  Amortization of the deferred gain reduced the Company’s loss from discontinued operations by $1.8 million in 2007, $1.7 million in 2006 and $2.8 million in 2005.  As of December 31, 2006, the Company also had $56.6 million included in assets of discontinued operations for other receivables due under the contract.  In December 2007, the Company commuted the adverse development cover and received $171.9 million in cash.

Note 5.  Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprise 10% of invested assets at December 31, 2007.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 2% of the total investment portfolio.  The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

The amortized cost and fair value of the Company’s investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2007
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$76,360	$2,794	$4	$79,150
States, political subdivisions and foreign government securities	9,072	253	24	9,301
Corporate debt securities	154,360	3,277	585	157,052
Mortgage-backed and other asset-backed securities	482,795	3,444	3,017	483,222
Total fixed maturities available for sale	722,587	9,768	3,630	728,725
Short-term investments	78,426	-	-	78,426
Total investments	$801,013	$9,768	$3,630	$807,151

December 31, 2006
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$71,895	$586	$873	$71,608
States, political subdivisions and foreign government securities	5,230	315	56	5,489
Corporate debt securities	187,597	1,680	1,376	187,901
Mortgage-backed and other asset-backed securities	457,497	1,178	4,808	453,867
Total fixed maturities available for sale	722,219	3,759	7,113	718,865
Short-term investments	61,180	-	-	61,180
Total investments	$783,399	$3,759	$7,113	$780,045

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2007
Less than 6 months	26	$49.4	$49.8	$(0.4)	99%
6 to 9 months	3	1.4	1.5	(0.1)	93%
9 to 12 months	6	29.3	29.4	(0.1)	100%
More than 12 months	71	101.8	104.1	(2.3)	98%
Subtotal	106	181.9	184.8	(2.9)	98%
U.S. Treasury and Agency securities	40	52.8	53.5	(0.7)	99%
Total	146	$234.7	$238.3	$(3.6)	98%

December 31, 2006
Less than 6 months	50	$181.8	$182.5	$(0.7)	100%
6 to 9 months	2	0.6	0.6	-	100%
9 to 12 months	10	23.7	23.9	(0.2)	99%
More than 12 months	107	104.9	108.2	(3.3)	97%
Subtotal	169	311.0	315.2	(4.2)	99%
U.S. Treasury and Agency securities	94	139.5	142.4	(2.9)	98%
Total	263	$450.5	$457.6	$(7.1)	98%

At December 31, 2007, of the 71 securities that have been in an unrealized loss position for more than 12 months, 70 securities have a total fair value of 99% of the amortized cost basis at December 31, 2007, and the average unrealized loss per security is approximately $22,000.  The one security with an unrealized loss greater than 20% of its amortized cost at

December 31, 2007 has a fair value of $545,000 and an amortized cost of $1.4 million.  This security, which matures in 2033, is rated AAA, and its $1.4 million principal is backed and guaranteed at maturity by discounted agency securities.  The Company has both the ability and intent to hold this security until it matures.

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2008	$4,884	$4,852
2009-2012	141,654	144,950
2013-2017	64,426	65,773
2018 and thereafter	28,828	29,928
Mortgage-backed and other asset-backed securities	482,795	483,222
	$722,587	$728,725

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2007	2006	2005

Fixed maturities	$38,348	$35,917	$34,408
Short-term investments	3,393	2,193	1,146
Other	3,149	2,118	1,390
Total investment income	44,890	40,228	36,944
Investment expenses	(3,104)	(2,791)	(2,882)
Interest on funds held	(2,194)	(1,586)	(1,827)
Net investment income	$39,592	$35,851	$32,235

Net realized investment gains consisted of the following:

(dollar amounts in thousands)	2007	2006	2005

Sales of investments:
Realized gains	$2,016	$5,597	$6,700
Realized losses	(3,893)	(4,720)	(2,841)
Change in fair value of trading securities	3,220	-	-
Change in fair value of debt derivative	(483)	466	(3,692)
Other	(297)	(104)	205
Total net realized investment gains	$563	$1,239	$372

Included in realized losses for 2007 and 2005 were impairment losses of $209,000 and $773,000, respectively.  The impairment loss for 2007 was related to a security issued by a national provider of higher education loans.  The impairment losses for 2005 were related to securities issued by two auto manufacturers.  The write-downs were measured based on public market prices at the time when the Company determined the decline in value was other than temporary.

The change in fair value of trading securities during 2007 related to a security that was previously held at the Company’s discontinued operations and transferred to the holding company as part of the $37.5 million dividend in April 2007.  Fixed income securities held at the discontinued operations were selected for the fair value option and reclassified from the available for sale to the trading category in conjunction with the Company’s adoption of SFAS 159, effective January 1, 2007.

The realized gains (losses) on the change in fair value of debt derivative related to the decrease (increase) in the fair value of the derivative component of the 6.50% Convertible Debt.  See Note 8 for additional information and for information regarding the 2006 realized loss on the mandatory debt redemption.

On December 31, 2007, the Company had securities with a total amortized cost and fair value of $41.2 million and $42.6 million, respectively, on deposit with various governmental authorities, as required by law.  The securities held on deposit are included in total investments on the Balance Sheet.

Note 6.  Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2007	2006	2005

Balance at January 1	$1,152,704	$1,169,338	$1,226,781
Less: reinsurance recoverable on unpaid losses and LAE	695,863	701,331	722,055
Net balance at January 1	456,841	468,007	504,726
Losses and LAE incurred, net:
Current year, net of discount	257,046	255,525	254,565
Prior years	(1,728)	(2,348)	(2,025)
Accretion of prior years' discount	7,881	9,120	7,736
Total losses and LAE incurred, net	263,199	262,297	260,276
Losses and LAE paid, net:
Current year	(64,780)	(60,563)	(55,347)
Prior years	(210,418)	(212,900)	(241,648)
Total losses and LAE paid, net	(275,198)	(273,463)	(296,995)
Net balance at December 31	444,842	456,841	468,007
Reinsurance recoverable on unpaid losses and LAE	768,114	695,863	701,331
Balance at December 31	$1,212,956	$1,152,704	$1,169,338

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company.  Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss.  The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy.  The Company’s major long-tail lines primarily include its workers’ compensation business.  As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as trends in claims severity and frequency and claims settlement trends.  Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

The PMA Insurance Group recorded favorable prior year loss development of $1.7 million, $2.3 million and $2.0 million in 2007, 2006 and 2005, respectively, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2007 and 2006 were $379.5 million and $362.8 million, net of discount of $21.4 million and $17.8 million, respectively.  The discount rate used was approximately 5% at December 31, 2007 and 2006.

The Company’s loss reserves were stated net of salvage and subrogation of $18.0 million and $21.0 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, 2006 and 2005, gross reserves for asbestos-related losses were $25.7 million, $17.3 million and $22.3 million, respectively ($10.8 million, $9.8 million and $12.6 million, net of reinsurance, respectively).  Of the net asbestos reserves, approximately $2.2 million, $6.6 million and $10.1 million related to IBNR losses at December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, 2006 and 2005, gross reserves for environmental-related losses were $10.3 million, $11.9 million and $14.0 million, respectively ($0, $3.0 million and $4.1 million, net of reinsurance, respectively).  Of the net environmental reserves, approximately $1.0 million and $1.6 million related to IBNR losses at December 31, 2006 and 2005, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2007.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2007, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Note 7.  Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2007	2006	2005

Written premiums:
Direct	$509,696	$430,931	$397,058
Assumed	14,477	24,825	23,729
Ceded	(129,475)	(82,755)	(45,812)
Net	$394,698	$373,001	$374,975
Earned premiums:
Direct	$477,845	$405,799	$379,514
Assumed	17,961	20,417	24,325
Ceded	(117,563)	(58,813)	(46,015)
Net	$378,243	$367,403	$357,824
Losses and LAE:
Direct	$351,494	$277,626	$283,456
Assumed	14,522	20,680	19,168
Ceded	(102,817)	(36,009)	(42,348)
Net	$263,199	$262,297	$260,276

In the first quarter of 2006, the Company stopped writing integrated disability business.  Effective August 1, 2007, the Company purchased reinsurance covering substantially all unpaid losses and LAE related to its integrated disability business.  Under the agreement, the reinsurer also handles the servicing and benefit payments related to this business.  Upon entering into this agreement, the Company ceded $25.7 million in carried loss and LAE reserves and paid $22.7 million in cash.  Because the coverage is retroactive, the Company deferred the initial benefit of this cession, which is being amortized over the estimated settlement period of the losses using the interest method.

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  The Company’s retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $59.8 million in 2007 and $14.8 million in 2006.  The Company’s agreement with Midwest terminated in March 2008.

At December 31, 2007, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Trabaja Reinsurance Company(1)	$167,616	$163,872
PXRE Reinsurance Company	99,032	59,114
Imagine International Reinsurance, Ltd.	94,673	92,791
Houston Casualty Company	53,850	-
Hannover Rueckversicherungs AG	50,091	-
Swiss Reinsurance America Corporation	40,584	-
QBE Reinsurance Corporation	34,669	-
Life Insurance Company of America	24,381	-
Partner Reinsurance Company of the U.S.	23,129	-
Employers Mutual Casualty Company	22,270	-
Munich Reinsurance America, Inc. and affiliates(2)	22,172	110
Toa-Re Insurance Company of America	21,405	-

(1)	A member of the London Reinsurance Group.
(2)	Includes Munich Reinsurance America, Inc. ($22.0 million) and American Alternative Insurance Company ($178,000).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs.  In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2007 and 2006, the Company’s reinsurance receivables of $795.9 million and $720.1 million were supported by $351.4 million and $342.0 million of collateral.  Of the uncollateralized reinsurance receivables as of December 31, 2007, approximately 89% was recoverable from reinsurers rated “A-” or better by A.M. Best.

The PMA Insurance Group had recorded reinsurance receivables of $13.9 million at December 31, 2006, related to certain umbrella policies covering years prior to 1977.  The reinsurer had previously disputed the extent of coverage under these policies.  The Company settled this dispute with the reinsurer in 2007.

The Company’s largest reinsurer is Trabaja Reinsurance Company (“Trabaja”).  Reinsurance receivables from Trabaja were $167.6 million at December 31, 2007, of which 98% were collateralized.

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

In 2002, the Company supplemented its in-force reinsurance programs for The PMA Insurance Group and its former reinsurance business with retroactive reinsurance contracts with Trabaja that provide coverage for adverse loss development on certain lines of business for accident years prior to 2002.  These contracts provide coverage of up to $125 million in losses in return for $55 million of funding, which included $50 million of assets and $5 million in ceded premiums.  Under the terms of the contracts, losses and LAE ceded to Trabaja by the Company’s former reinsurance business for accident years 1996 through 2001 are recoverable as they are incurred by the Company.  Any future cession of losses under these contracts may require the Company to cede additional premiums ranging from 40% to 50% of ceded losses depending on the level of such losses.

Note 8.  Debt

The Company’s outstanding debt was as follows:

	As of	As of
	December 31,	December 31,
(dollar amounts in thousands)	2007	2006	Maturity
6.50% Convertible Debt	$1,254	$19,326	2022
Derivative component of 6.50% Convertible Debt	233	3,115
4.25% Convertible Debt	455	455	2022
8.50% Senior Notes	54,900	54,900	2018
Junior subordinated debt	64,435	43,816	2033 - 2037
Surplus Notes	10,000	10,000	2035
Unamortized debt discount	(15)	(401)
Total long-term debt	$131,262	$131,211

In June 2007, the Company issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, immediately at 107.5% of par, or in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.

The remaining junior subordinated debt of $43.8 million matures in 2033 and is redeemable, in whole or in part, in 2008 at the stated liquidation amount plus accrued and unpaid interest.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2007, the weighted average interest rate on all of the junior subordinated securities was 8.90%.

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

The Company used the $20.0 million net proceeds from the recently issued junior subordinated debt to purchase, in the open market, its 6.50% Convertible Debt.  In 2007, the Company retired $18.1 million principal amount of its 6.50% Convertible Debt for which it paid $21.2 million, exclusive of accrued interest.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

The 6.50% Convertible Debt is secured equally and ratably with the Company’s $54.9 million 8.50% Monthly Income Senior Notes due 2018 (“8.50% Senior Notes”) by a first lien on 20% of the capital stock of the Company’s principal operating subsidiaries.  This lien is released if the 6.50% Convertible Debt is no longer outstanding.  The indenture governing the 6.50% Convertible Debt contains restrictive covenants with respect to limitations on the Company’s ability to incur indebtedness, enter into transactions with affiliates or engage in a merger or sale of all or substantially all of the Company’s assets.  Subsequent to December 31, 2007, the Company retired the remaining $1.3 million principal amount of its 6.50% Convertible Debt for which it paid $1.5 million, exclusive of accrued interest.  The Company is currently in the process of releasing the lien and restrictive covenants.

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

During 2006, the Company retired $28.7 million principal amount of its 6.50% Convertible Debt through open market purchases.  The Company paid $32.3 million for these bond purchases, exclusive of accrued interest.  In 2006, the Company also retired $2.6 million principal amount of its 8.50% Senior Notes through open market purchases.  The Company paid $2.6 million for these bond purchases, exclusive of accrued interest.  The Company has the right to call its 8.50% Senior Notes beginning in June 2008.

In June 2006, the Company completed the redemption of $35 million principal amount of its 6.50% Convertible Debt.  This redemption reduced the outstanding principal amount of the Company’s consolidated debt by $25.4 million as it included $9.6 million of 6.50% Convertible Debt held by the Company’s consolidated operating companies.  The mandatory redemption was triggered by the extraordinary dividend the Company received from PMA Capital Insurance Company (“PMACIC”), the Company’s wholly-owned run-off reinsurance subsidiary which is reported as discontinued operations.  Under the terms of the indenture, the Company was required to redeem the debt at par plus a premium of $100 per $1,000 of principal amount.  The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock, valued at $8 per share.  In conjunction with the redemption, the Company paid $36.0 million, including $10.6 million to its consolidated operating companies, and issued 307,990 shares of its Class A Common Stock, with a fair value of $3.1 million, from its treasury.  As a result of the redemption, the Company recognized a pre-tax loss of $231,000, which was included in net realized investment gains for the year ended December 31, 2006.

The put premium and conversion features of the 6.50% Convertible Debt constitute a derivative which requires bifurcation.  Any change in the fair value of the derivative component of the 6.50% Convertible Debt is recognized in net realized investment gains (losses).  The Company recorded realized investment losses of $483,000, gains of $466,000 and losses of $3.7 million in 2007, 2006 and 2005, respectively, resulting from changes in the fair value of the derivative component of the 6.50% Convertible Debt.

Note 9.  Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancelable operating leases.  Future minimum net operating lease obligations as of December 31, 2007 are as follows:

(dollar amounts in thousands)	Facilities (1)	Office equipment and autos	Total operating leases

2008	4,249	2,064	6,313
2009	3,855	1,396	5,251
2010	3,274	857	4,131
2011	2,750	355	3,105
2012	1,837	-	1,837
2013 and thereafter	4,218	-	4,218
	$20,183	$4,672	$24,855

(1)
Net of sublease rentals of $1.8 million in 2008, $1.6 million in 2009 and 2010, $1.7 million in 2011 and 2012 and $2.8 million thereafter.  Also includes discontinued operations’ obligations of $388,000 in 2008, $474,000 in 2009 and $473,000 in 2010 and 2011, respectively.

Total expenses incurred under operating leases were $6.3 million, $6.2 million and $6.9 million for 2007, 2006 and 2005, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of December 31, 2007 and 2006, the Company had recorded liabilities of $6.7 million and $5.5 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

See Note 7 for information regarding the terms of the sale of PMA Cayman in 1998.

The Company is frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 6.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

On December 11, 2007, the U.S. District Court for the Eastern District of Pennsylvania approved the settlement of the securities class action, In re PMA Capital Corporation Securities Litigation (Civil Action No. 03-6121), against the Company and certain of its officers and directors.  The settlement made no admission of liability or wrongdoing by the Company or its officers and directors.  The amounts necessary to fund this settlement have been paid on the Company’s behalf by insurance carriers.

Note 10.  Shareholders’ Equity

Changes in Class A Common Stock shares were as follows:

	2007	2006	2005

Treasury stock - Class A Common Stock:
Balance at beginning of year	1,558,751	2,234,662	2,541,094
Purchase of treasury shares	986,522	-	-
Reissuance of treasury shares under stock-based compensation plans	(88,434)	(367,921)	(306,432)
Reissuance of treasury shares to redeem convertible debt	-	(307,990)	-
Balance at end of year	2,456,839	1,558,751	2,234,662

In May 2007, the Company’s Board of Directors authorized the Company and its subsidiaries to repurchase up to $10.0 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During the year, the Company repurchased 986,522 shares of its Class A Common Stock at a cost of $10.0 million under this authorization.  Decisions regarding share repurchases are subject to prevailing market conditions and an evaluation of the costs and benefits associated with alternative uses of capital.

In 2006, the Company completed the redemption of $35 million principal amount of its 6.50% Convertible Debt.  Under the original terms of this debt, the Company was required to pay a premium to the holders of the debt.  The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock.  As a result of this redemption, the Company issued 307,990 shares of Class A Common Stock.  This issuance of shares in lieu of cash resulted in an increase in Shareholders’ equity of $3.1 million.  See Note 8 for additional information regarding this redemption.

See Note 11 for information regarding shares reissued under stock-based compensation plans.

Prior to 2005, the Company’s Board of Directors suspended dividends on the Company’s Class A Common Stock.

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

In a 2004 order (the “2004 Order”) approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department (the “Department”) prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”).  In 2006, the Department approved the Company’s request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  The Company used the proceeds to reduce its debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved the Company’s request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  Given the anticipated sale of PMACIC, the Company does not expect to receive any dividends from this operation in 2008.  As of December 31, 2007, the statutory surplus of PMACIC was $47.6 million and its risk-based capital ratio was 241% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Department’s 2004 Order, paid dividends of $7.0 million to PMA Capital Corporation in 2005.  The Pooled Companies did not pay any dividends to PMA Capital Corporation in 2006 and 2007.  As of December 31, 2007, the Pooled Companies had statutory surplus of $335.4 million and can pay a maximum of $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Department.

Note 11.  Stock-based Compensation

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, under which 4,349,729 shares of Class A Common Stock are reserved for issuance at December 31, 2007, the Company grants restricted shares of its Class A Common Stock and options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (“Compensation Committee”).  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) between one and three years.

On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective transition method.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value.  Under the modified-prospective transition method, the Company recognized expense over the remaining required service period for stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service had not yet been rendered.  No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service had been rendered by that date.  The Company recognized stock-based compensation expense of $1.8 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively.  The stock-based compensation expense included amounts related to stock options of $44,000 in 2007 and $602,000 in 2006.

The Company previously accounted for stock-based compensation using the intrinsic value method.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s Class A Common Stock at grant date or other measurement date over the amount an employee must pay to acquire the Class A Common Stock.  In 2005, the Company expensed $24,000 for stock option compensation costs.

The following table illustrates the effect on net income (loss) if the fair value based method had been applied:

(in thousands, except per share data)	2005

Net loss	$(21,020)
Stock-based compensation expense already included
in reported net loss, net of tax	562
Total stock-based compensation expense determined
under fair value based method, net of tax	(1,844)
Pro forma net loss	$(22,302)

Net loss per share:
Basic - as reported	$(0.66)
Basic - pro forma	$(0.70)

Diluted - as reported	$(0.66)
Diluted - pro forma	$(0.70)

Information regarding the Company’s stock option plans for the year ended December 31, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, beginning of year	1,640,584	$10.42
Options exercised	(63,426)	6.99
Options forfeited or expired	(54,931)	16.69
Options outstanding, end of year	1,522,227	$10.34	5.37	$1,175,434
Options exercisable, end of year	1,522,227	$10.34	5.37	$1,175,434
Option price range at end of year	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14
Options available for grant at end of year	2,827,502

Information regarding these option plans for prior years was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,088,936	$10.55	2,757,205	$12.09
Options granted	-	-	407,270	7.83
Options exercised	(228,512)	6.15	(311,272)	5.78
Options forfeited or expired	(219,840)	16.06	(764,267)	16.61
Options outstanding, end of year	1,640,584	$10.42	2,088,936	$10.55
Options exercisable, end of year	1,436,613	$10.75	1,268,926	$12.04
Option price range at end of year	$5.78 to $21.50	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14	$5.78
Options available for grant at end of year	2,826,104	2,754,504

The total intrinsic value of stock options exercised was $241,000 in 2007, $843,000 in 2006 and $757,000 in 2005.  The Company reissued shares from its treasury for options exercised during 2007, 2006 and 2005.

All options granted in 2005 were granted with an exercise price that equaled or exceeded the market value of the Class A Common Stock on the grant date (“out-of-the-money”).  The weighted average fair value of options granted in 2005 was $3.62 per share.  The Company did not grant any options in 2007 and 2006.

The fair value of options at date of grant was estimated using an option-pricing model with the following weighted average assumptions:

2005

Expected life (years)	5
Risk-free interest rate	4.1%
Expected volatility	47.0%
Expected dividend yield	0.0%

Stock options outstanding and options exercisable at December 31, 2007 were as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of Shares	Life	Exercise Price

$5.78 to $8.00	1,019,627	6.56	$ 7.07
$8.01 to $14.00	122,600	5.41	$ 9.14
$14.01 to $20.00	292,000	2.18	$ 18.95
$20.01 to $21.50	88,000	2.02	$ 21.38

Information regarding the Company’s restricted stock activity was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock at January 1	174,340	$9.55	136,852	$7.04	342,448	$6.38
Granted	56,533	10.38	157,113	9.93	52,754	7.21
Vested	(151,899)	9.63	(110,752)	6.94	(255,450)	6.21
Forfeited	-	-	(8,873)	10.06	(2,900)	5.78
Restricted stock at December 31	78,974	$9.99	174,340	$9.55	136,852	$7.04

In 2007, the Company issued 3,000 and 5,000 shares of restricted Class A Common Stock to employees under the Company’s 2002 and 2007 Equity Incentive Plans, respectively, and 48,533 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2006, the Company issued 101,013 shares of restricted Class A Common Stock to employees under the Company’s 2002 Equity Incentive Plan and 56,100 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2005, the Company issued 52,754 shares of restricted Class A Common Stock to its Directors.  Restricted stock issued to the Company’s Directors under the 2004 Directors Plan includes shares granted to new Directors and shares awarded to all Directors in lieu of a portion of their retainer.  The restricted stock vests (restrictions lapse) between one and three years.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares.  Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During 2007, 2006 and 2005, employees remitted 31,525 shares, 8,831 shares and 54,694 shares, respectively, to the Company to satisfy their payment of withholding taxes for vested awards.

The Company recognizes compensation expense for restricted stock awards over the vested period of the award.  Compensation expense recognized for restricted stock was $771,000 in 2007, $1.3 million in 2006 and $841,000 in 2005.  At December 31, 2007, unrecognized compensation expense for non-vested restricted stock was $292,000, which is expected to be recognized over a weighted average period of 6 months.

In March 2006 and 2007, the Compensation Committee approved the 2006 and 2007 Officer Long Term Incentive Plans, pursuant to which stock may be awarded to all officers in 2009 and 2010 if the return on equity (“ROE”) in 2008 and 2009 is within a specified range.  Award amounts are calculated as a percentage of the participants’ base salaries.  The 2006 and 2007 Officer Long Term Incentive Plans link compensation to performance under the Company’s three-year strategic plan and recognize the long-term nature of improvement in ROE and the value ROE growth creates for shareholders.  The Company recognized expenses related to these plans of $1.0 million in 2007 and $500,000 in 2006.

Note 12.  Earnings Per Share

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	2007	2006	2005

Denominator:
Basic shares	32,169,287	32,238,278	31,682,648
Dilutive effect of:
Restricted stock	97,009	176,664	-
Stock options	283,931	316,418	-
Convertible debt	27,798	-	-
Total diluted shares	32,578,025	32,731,360	31,682,648

The effects of 380,000, 426,000 and 2.1 million stock options were excluded from the computations of diluted earnings per share for 2007, 2006 and 2005, respectively, because they were anti-dilutive.  The effects of 177,000 shares of restricted stock were also excluded from the computation of diluted earnings per share for 2005 because they were anti-dilutive.

Diluted shares for 2007, 2006 and 2005 do not assume the effects of conversion of the Company’s convertible debt into 736,000, 2.8 million and 5.8 million shares of Class A Common Stock, respectively, because they were anti-dilutive.

Note 13.  Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the carrying amounts for the Company’s financial instruments approximated their estimated fair value.  The Company measures the fair value of fixed maturities, the Convertible Debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

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

The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of December 31, 2007.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2007	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$728,725	$727,725	$-	$1,000

Liabilities
Derivative component of 6.50% Convertible Debt	$233	$-	$233	$-

The Company recognized pre-tax net realized losses of $483,000 in 2007, gains of $466,000 in 2006 and losses of $3.7 million in 2005, resulting from changes in the fair value of the derivative component of its 6.50% Convertible Debt.

The following table provides the fair value of assets re-measured on a nonrecurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)	Year Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2007	(Level 1)	(Level 2)	(Level 3)

Intangible assets, other than goodwill	$10,835	$-	$-	$10,835
Goodwill	11,944	-	-	11,944

Note 14.  Income Taxes

The components of the federal income tax expense were:

(dollar amounts in thousands)	2007	2006	2005

Current	$416	$-	$-
Deferred	7,603	3,217	2,689
Income tax expense	$8,019	$3,217	$2,689

Reconciliations between the total income tax expense and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2007	2006	2005

Federal income tax expense (benefit) at the statutory rate	$7,969	$2,990	$(772)
Change in valuation allowance	-	-	3,500
Other	50	227	(39)
Income tax expense	$8,019	$3,217	$2,689

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2007	2006
Net operating loss and tax credit carryforwards	$97,321	$109,696
Foreign reinsurance affiliates	25,146	15,115
Impairment charge	21,519	-
Discounting of unpaid losses and LAE	20,339	13,453
Unearned premiums	13,205	12,415
Postretirement benefit obligation	7,778	10,853
Allowance for uncollectible accounts	6,611	6,635
Depreciation	4,152	3,177
Unrealized depreciation of investments	-	3,253
Other	15,176	14,115
Gross deferred tax assets	211,247	188,712
Valuation allowance	(60,500)	(60,500)
Deferred tax assets, net of valuation allowance	150,747	128,212
Deferred acquisition costs	(13,091)	(12,684)
Capitalized software	(4,678)	(4,678)
Unrealized appreciation of investments	(2,193)	-
Other	(11,928)	(10,831)
Gross deferred tax liabilities	(31,890)	(28,193)
Net deferred tax assets	$118,857	$100,019

At December 31, 2007, the Company had a net operating loss (“NOL”) carryforward of $250.5 million, which will expire in years 2018 through 2027, and a $9.6 million tax credit carryforward primarily related to alternative minimum tax (“AMT”) credits, which do not expire.  The NOL carryforward, which produces a gross deferred tax asset of $87.7 million, will be applied to reduce taxable income of the Company.

Prior to 2005, the Company established a valuation allowance in the amount of $57 million.  This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  During 2005, the Company reassessed the valuation allowance previously established against its net deferred tax assets.  Factors considered by management in this reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings.  Based upon management’s consideration of these factors in conjunction with the current level of valuation allowance recorded, the Company increased the valuation allowance with respect to its net deferred tax asset by $3.5 million in 2005.  The increase was primarily due to the future earnings projections for the Company’s discontinued operations which were revised downward from previous projections.

The valuation allowance of $60.5 million reserves against $50.9 million of gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized.  The Company will continue to periodically assess the realizability of its net deferred tax asset.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company is currently not under examination by any tax authority.  The

Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.  The Company will recognize, as applicable, interest and penalties related to unrecognized tax positions as part of income taxes.

The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”).  No tax years are currently under audit by the IRS.

Note 15.  Employee Retirement, Postretirement and Postemployment Benefits

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

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) which, prior to January 1, 2006, covered certain key employees.  The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $7.1 million and $7.1 million, respectively, as of December 31, 2007.

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

The Company was required to adopt SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in 2006.  SFAS 158 requires that an employer recognize the overfunded or underfunded status of each defined benefit postretirement plan as an asset or liability on the Balance Sheet.  Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income.  The statement has no impact on the recognition of benefit costs.  The Company’s 2006 adoption of this statement resulted in a $13.5 million decrease in Other assets, a $15.2 million decrease in Accounts payable, accrued expenses and other liabilities, and a $1.1 million increase in Accumulated other comprehensive income.

The following tables set forth the amounts recognized in the Company’s consolidated financial statements with respect to pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
(dollar amounts in thousands)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$90,872	$92,210	$12,090	$11,964
Service cost	93	119	603	508
Interest cost	5,331	5,241	698	695
Actuarial (gain) loss	(7,452)	(3,804)	(1,300)	(301)
Benefits paid	(2,752)	(2,894)	(790)	(776)
Benefit obligation at end of year	$86,092	$90,872	$11,301	$12,090

Change in plan assets:
Fair value of plan assets at beginning of year	$72,684	$67,709	$-	$-
Actual return on plan assets	4,212	7,869	-	-
Benefits paid	(2,752)	(2,894)	-	-
Fair value of plan assets at end of year	$74,144	$72,684	$-	$-

Benefit obligation greater than the fair value of plan assets,
recognized in other liabilities on the balance sheet	$(11,948)	$(18,188)	$(11,301)	$(12,090)

Amounts recognized in accumulated other comprehensive
loss, pre-tax, consist of:
Net actuarial (gain) loss	$18,083	$23,981	$(2,872)	$(1,661)
Prior service cost (benefit)	152	179	(128)	(247)
Transition obligation	49	74	-	-
Amount recognized, end of year	$18,284	$24,234	$(3,000)	$(1,908)

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$93	$119	$3,727	$603	$508	$443
Interest cost	5,331	5,241	5,203	698	696	634
Expected return on plan assets	(5,885)	(5,475)	(5,420)	-	-	-
Amortization of transition (asset) obligation	25	25	(4)	-	-	-
Amortization of prior service cost (benefit)	27	27	5	(119)	(119)	(119)
Recognized actuarial (gain) loss	468	656	1,656	(90)	(11)	(94)
Curtailment charge	-	-	229	-	-	-
Net periodic pension cost	$59	$593	$5,396	$1,092	$1,074	$864

Weighted average assumptions:
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	-	-	-
Rate of compensation increase	N/A	N/A	3.75%	-	-	-

The Company uses a January 1 measurement date for its Plans.  Under SFAS 158, the Company will be required to change its measurement date to December 31, effective in 2008.  The impact of this change will be recorded through Shareholders’ equity.

For the measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate was assumed to decrease gradually to 5% by 2014 and remain at that level thereafter.  A one percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Benefits paid in the table above include only those amounts paid directly from plan assets.

The decline in Qualified Pension Plan asset performance prior to 2005, combined with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $25.2 million increase in its accrued Qualified Pension Plan liability and record a $16.4 million charge to equity.  The Company further increased its pension liability by $5.1 million in 2005 and recorded a charge to equity of $3.3 million.  In 2006 and 2007, the Company reversed $5.7 million and $5.4 million of its pension liability and increased equity by $3.7 million and $3.5 million, respectively, due primarily to the increases in interest rates and higher than expected returns on plan assets.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $79.0 million, $79.0 million and $74.1 million, respectively, at December 31, 2007, and $83.5 million, $83.5 million and $72.7 million, respectively, at December 31, 2006.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2008	2007	2006
Equity Securities	55%	55%	75%
Debt Securities	35%	35%	25%
Other	10%	10%	0%
Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically.  The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company’s pension and other postretirement benefit plans:

	Qualified Pension	Non-Qualified	Other Postretirement
(dollar amounts in thousands)	Benefits	Pension Benefits	Benefits
Expected Employer Contributions:
2008	$-	$442	$775
Expected Benefit Payments:
2008	$2,866	$442	$775
2009	3,010	613	823
2010	3,238	606	875
2011	3,454	598	917
2012	3,678	650	958
2013-2017	22,188	2,880	5,229
	$38,434	$5,789	$9,577

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $74.1 million at December 31, 2007.  Non-qualified Pension Plan and other postretirement benefits will be paid from the general assets of the Company.

B.  Defined Contribution Savings Plan — The Company also maintains defined contribution savings plans covering substantially all employees.  These plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 5% of compensation and, effective January 1, 2006, an aged-based company contribution.  Contributions expensed under these plans in 2007, 2006 and 2005 were $5.3 million, $4.9 million and $2.3 million, respectively.

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

As a result of the Company’s acquisition of Midlands in 2007, the combined operating results of PMA Management Corp. and Midlands have been reported in a new reporting segment, Fee-based Business.  The results of PMA Management Corp. were previously included in The PMA Insurance Group segment.  In 2007, the Company also reported the results of its Run-off Operations as discontinued operations.  For comparative purposes, the Company has reclassified its prior period financial presentation to conform to these changes.

Operating income (loss), which is GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income (loss) does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

(dollar amounts in thousands)	2007	2006	2005

Revenues:
The PMA Insurance Group (1)	$416,806	$402,954	$390,301
Fee-based Business	38,124	28,522	23,966
Corporate and Other (2)	284	(125)	(211)
Net realized investment gains	563	1,239	372
Total revenues	$455,777	$432,590	$414,428

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group (1)	$38,045	$26,082	$19,511
Fee-based Business	3,724	2,802	2,509
Corporate and Other (2)	(19,564)	(21,580)	(24,598)
Pre-tax operating income (loss)	22,205	7,304	(2,578)
Income tax expense	7,822	2,783	2,559
Operating income (loss)	14,383	4,521	(5,137)
Realized gains after tax	366	805	242
Income (loss) from continuing operations	14,749	5,326	(4,895)
Loss from discontinued operations, net of tax (2)	(57,277)	(1,275)	(16,125)
Net income (loss)	$(42,528)	$4,051	$(21,020)

(1)
Beginning in the fourth quarter of 2007, the results of The PMA Insurance Group no longer include those of PMA Management Corp.  The results of PMA Management Corp. are currently included within the segment results of the Company’s Fee-based Business.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change.

(2)
Effective in the fourth quarter of 2007, the Company reported the results of its former Run-off Operations segment as discontinued operations.  As a result of this change, the Corporate and Other segment was impacted by investment income previously eliminated in the Corporate and Other segment.  For comparative purposes, all prior periods have been reclassified to reflect this change.

Net premiums earned by principal business segment were as follows:

(dollar amounts in thousands)	2007	2006	2005
The PMA Insurance Group:
Workers' compensation	$347,990	$333,943	$320,443
Commercial automobile	20,700	21,670	22,061
Commercial multi-peril	5,702	7,476	11,106
Other	4,478	5,010	5,032
Total net premiums earned	378,870	368,099	358,642
Corporate and Other	(627)	(696)	(818)
Consolidated net premiums earned	$378,243	$367,403	$357,824

The Company’s amortization and depreciation expense by principal business segment were as follows:

(dollar amounts in thousands)	2007	2006	2005

The PMA Insurance Group	$3,251	$4,596	$7,519
Fee-based Business	245	-	-
Corporate and Other	137	730	832
Total depreciation and amortization expense	$3,633	$5,326	$8,351

The Company’s total assets by principal business segment were as follows:

(dollar amounts in thousands)	2007	2006

The PMA Insurance Group	$2,032,848	$1,890,714
Fee-based Business	67,313	23,330
Corporate and Other (1)	105,824	77,665
Assets of discontinued operations	375,656	674,698
Total assets	$2,581,641	$2,666,407

(1)	Corporate and Other includes the effect of eliminating transactions between the ongoing business segments.

The PMA Insurance Group’s operations are concentrated in twelve contiguous states in the eastern part of the U.S.  The economic trends in these individual states may not be independent of one another.  Also, The PMA Insurance Group’s products are highly regulated by each of these states.  For most of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms.  In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states.  While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations.  Since November 2003, The PMA Insurance Group has been the Company’s sole remaining ongoing insurance segment.  In 2007, 2006 and 2005, workers’ compensation net premiums written represented 92%, 90% and 86%, respectively, of The PMA Insurance Group’s net premiums written.

Note 17.  Transactions with Related Parties

The Company incurred legal and consulting expenses aggregating approximately $810,000, $3.0 million and $3.3 million in 2007, 2006 and 2005, respectively, from firms in which directors of the Company are partners or principals.

Note 18.  Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices (“SAP”) that are prescribed or permitted by the Pennsylvania Insurance Department.  Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of NAIC publications.  Permitted SAP encompasses all accounting practices that are not prescribed.  The Codification of Statutory Accounting Principles guidance is the NAIC’s primary guidance on statutory accounting.  The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries were as follows:

(dollar amounts in thousands)	2007	2006	2005

SAP net income (loss):
The Pooled Companies (1)	$9,592	$4,458	$12,046
PMA Capital Insurance Company	(50,743)	(10,637)	(8,009)
Total	$(41,151)	$(6,179)	$4,037

SAP capital and surplus:
The Pooled Companies (1)	$335,394	$321,245	$315,056
PMA Capital Insurance Company (2)	47,580	121,566	204,920
Total	$382,974	$442,811	$519,976

(1)	The Pooled Companies are comprised of Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.
(2)	PMA Capital Insurance Company paid “extraordinary” dividends in the amounts of $37.5 million and $73.5 million in 2007 and 2006, respectively, to its parent, PMA Capital Corporation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMA Capital Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company reclassified as trading, certain marketable securities previously designated as available-for-sale and changed the manner in which changes in unrealized gains and losses on these securities get recognized in 2007.

As discussed in Notes 11 and 15, respectively, to the consolidated financial statements, the Company changed its method of accounting for share-based payments and its defined benefit pension and other retirement plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMA Capital Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited PMA Capital Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PMA Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PMA Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity, comprehensive income (loss) and financial statement schedules of PMA Capital Corporation, and our reports dated March 10, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth
(dollar amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Income Statement Data:
Total revenues	$112,343	$113,398	$111,468	$118,568
Income from continuing operations before income taxes	7,606	2,373	7,943	4,846

Income from continuing operations	$4,880	$1,507	$5,178	$3,184
Loss from discontinued operations, net of tax	(1,534)	(1,016)	(13,981)	(40,746)
Net income (loss)	$3,346	$491	$(8,803)	$(37,562)

Per Share Data:
Net income (loss) (Basic)
Continuing Operations	$0.15	$0.05	$0.16	$0.10
Discontinued Operations	(0.05)	(0.03)	(0.44)	(1.28)
	$0.10	$0.02	$(0.28)	$(1.18)
Net income (loss) (Diluted)
Continuing Operations	$0.15	$0.04	$0.16	$0.10
Discontinued Operations	(0.05)	(0.03)	(0.43)	(1.27)
	$0.10	$0.01	$(0.27)	$(1.17)

2006
Income Statement Data:
Total revenues	$108,490	$110,527	$109,877	$103,696
Income from continuing operations before income taxes	4,136	544	2,998	865

Income from continuing operations	$2,582	$246	$1,688	$810
Income (loss) from discontinued operations, net of tax	(101)	(1,008)	(187)	21
Net income (loss)	$2,481	$(762)	$1,501	$831

Per Share Data:
Net income (loss) (Basic)
Continuing Operations	$0.08	$0.01	$0.05	$0.03
Discontinued Operations	-	(0.03)	-	-
	$0.08	$(0.02)	$0.05	$0.03
Net income (loss) (Diluted)
Continuing Operations	$0.08	$0.01	$0.05	$0.03
Discontinued Operations	-	(0.03)	-	-
	$0.08	$(0.02)	$0.05	$0.03

Effective in the fourth quarter of 2007, the Company reported the results of its former Run-off Operations segment as discontinued operations.  For comparative purposes, all prior periods have been reclassified to reflect this change.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  Beard Miller Company LLP audited the Company’s financial statements in this Annual Report – Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

Item 9B.  Other Information.

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

See “Executive Officers of the Registrant” in Part I.  The information under the captions “The Board of Directors and Corporate Governance,” “Nominees For Election,” “Directors Continuing in Office,” “Committees of the Board – Audit Committee,” “Committees of the Board – Nominating and Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

We have a Business Ethics and Practices Policy in place, which covers all officers and employees.  This policy expresses our commitment to maintaining high legal and ethical standards in the conduct of our business.  In 2003, we enhanced our Business Ethics and Practices Policy by adopting a Code of Ethics for the Chief Financial Officer and Senior Financial Officers.  In addition, in early 2004, our Board of Directors adopted a separate Code of Ethics for Directors.  Copies of our ethics policies can be found on our website www.pmacapital.com.  Any amendment to or waiver from the provisions of the Code of Ethics for the Chief Financial Officer and Senior Financial Officers will be disclosed on our website www.pmacapital.com.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Beneficial Ownership of Class A Common Stock” and under the caption “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Transactions” and under the caption “The Board of Directors and Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS AND SCHEDULES

(a) (1)	Index to Consolidated Financial Statements	Page

	Consolidated Balance Sheets at December 31, 2007 and 2006	66

	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	67

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	68

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006
	and 2005	69

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007, 2006
	and 2005	70

	Notes to Consolidated Financial Statements	71

	Report of Independent Registered Public Accounting Firm	100

(a) (2)	The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1.

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

PMA CAPITAL CORPORATION

Date: March 11, 2008	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2008.

Signature	Title

/s/ William E. Hitselberger
William E. Hitselberger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
Patricia Drago*	Director
J. Gregory Driscoll*	Director
Charles T. Freeman*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
James F. Malone III*	Director
John D. Rollins*	Director
Roderic H. Ross*	Director
L. J. Rowell, Jr.*	Director

*By:	/s/ William E. Hitselberger
William E. Hitselberger
Attorney-in-Fact

PMA Capital Corporation

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2007 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

(dollar amounts in thousands)	2007	2006
Assets
Cash	$83	$46
Short-term investments	3	26
Investment in subsidiaries	504,461	553,657
Related party receivables	19,565	-
Deferred income taxes, net	31,755	49,004
Other assets	7,587	6,138
Total assets	$563,454	$608,871

Liabilities
Long-term debt	$144,043	$143,351
Related party payables	-	6,811
Other liabilities	40,827	39,616
Total liabilities	184,870	189,778

Shareholders' Equity
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2007 - 34,217,945 shares issued and 31,761,106 outstanding;
2006 - 34,217,945 shares issued and 32,659,194 outstanding)	171,090	171,090
Additional paid-in capital	111,088	109,922
Retained earnings	136,627	184,216
Accumulated other comprehensive loss	(6,663)	(20,624)
Treasury stock, at cost (2007 - 2,456,839 shares; 2006 - 1,558,751 shares)	(33,558)	(25,511)
Total shareholders' equity	378,584	419,093
Total liabilities and shareholders' equity	$563,454	$608,871

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

(dollar amounts in thousands)	2007	2006	2005
Revenues:
Net investment income	$1,170	$407	$89
Net realized investment gains (losses)	(586)	917	(4,149)
Other revenues	157	137	119
Total revenues	741	1,461	(3,941)

Expenses:
General expenses	9,738	9,602	9,142
Interest expense	12,289	14,665	16,706
Total expenses	22,027	24,267	25,848
Loss before income taxes and equity in earnings
(loss) of subsidiaries	(21,286)	(22,806)	(29,789)
Income tax benefit	(14,061)	(21,653)	(20,135)
Loss before equity in earnings (loss)
of subsidiaries	(7,225)	(1,153)	(9,654)
Equity in earnings (loss) of subsidiaries	(35,303)	5,204	(11,366)
Net income (loss)	$(42,528)	$4,051	$(21,020)

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

(dollar amounts in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(42,528)	$4,051	$(21,020)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	35,303	(5,204)	11,366
Dividends received from subsidiaries	17,500	73,500	7,000
Net tax sharing payments received from subsidiaries	37,729	9,834	5,595
Stock-based compensation	1,814	2,371	865
Net realized investment (gains) losses	586	(917)	4,149
Deferred income tax expense (benefit)	15,120	(5,359)	(13,025)
Other, net	(30,109)	(15,809)	(4,717)
Net cash flows provided by (used in) operating activities	35,415	62,467	(9,787)

Cash Flows from Investing Activities:
Sales of fixed maturities trading	17,458	-	-
Net sales of short-term investments	25	24	236
Purchase of subsidiary	(23,532)	-	-
Other, net	(26)	(20)	(152)
Net cash flows provided by (used in) investing activities	(6,075)	4	84

Cash Flows from Financing Activities:
Repurchases of debt	(17,324)	(67,433)	(270)
Proceeds from issuance of long-term debt	20,619	-	-
Debt issuance costs	(604)	-	-
Proceeds from exercise of stock options	444	1,403	1,800
Shares purchased under stock-based compensation plans	(273)	(89)	(429)
Purchase of treasury stock	(10,000)	-	-
Receipts (payments) from (to) related parties	(22,165)	3,694	8,168
Net cash flows provided by (used in) financing activities	(29,303)	(62,425)	9,269

Net increase (decrease) in cash	37	46	(434)
Cash - beginning of year	46	-	434
Cash - end of year	$83	$46	$-

Supplementary cash flow information:
Income taxes paid (refunded)	$717	$-	$(651)
Interest paid	$12,074	$14,286	$14,320
Investment security transferred in dividend from discontinued operations	$16,780	$-	$-
Non-cash financing activities:
Common Stock issued to redeem convertible debt	$-	$3,074	$-

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income (1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Continuing Operations

December 31, 2007:
The PMA Insurance Group	$ 37,404	$ 1,212,956	$ 226,178	$ 378,870	$ 37,936	$ 263,199	$ 73,747	$ 33,024	$ 395,325
Fee-based Business	-	-	-	-	972	-	-	34,400	-
Corporate and Other (2)	-	-	-	(627)	684	-	-	9,117	(627)
Total	$ 37,404	$ 1,212,956	$ 226,178	$ 378,243	$ 39,592	$ 263,199	$ 73,747	$ 76,541	$ 394,698

December 31, 2006:
The PMA Insurance Group	$ 36,239	$ 1,152,704	$ 202,973	$ 368,099	$ 34,855	$ 262,297	$ 73,726	$ 36,339	$ 373,697
Fee-based Business	-	-	-	-	669	-	-	25,720	-
Corporate and Other (2)	-	-	-	(696)	327	-	-	8,912	(696)
Total	$ 36,239	$ 1,152,704	$ 202,973	$ 367,403	$ 35,851	$ 262,297	$ 73,726	$ 70,971	$ 373,001

December 31, 2005:
The PMA Insurance Group	$ 34,236	$ 1,169,338	$ 173,432	$ 358,642	$ 31,659	$ 260,276	$ 71,298	$ 33,816	$ 375,793
Fee-based Business	-	-	-	-	375	-	-	21,457	-
Corporate and Other (2)	-	-	-	(818)	201	-	-	8,502	(818)
Total	$ 34,236	$ 1,169,338	$ 173,432	$ 357,824	$ 32,235	$ 260,276	$ 71,298	$ 63,775	$ 374,975

(1)	Net investment income is based on each segment’s invested assets. Also, certain prior year amounts have been reclassified to conform to the current year classification.
(2)	Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also includes the effect of eliminating intercompany transactions.

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Discontinued Operations:

December 31, 2007:	$ -	$ 339,077	$ -	$ 3,471	$ 2,844	$ 24,013	$ 891	$ 7,507	$ 5,385

December 31, 2006:	-	482,161	-	2,778	7,710	(3,076)	787	12,515	2,143

December 31, 2005:	-	650,705	-	10,206	16,717	34,798	4,583	14,096	10,250

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Continuing Operations:

Year Ended December 31, 2007:

Property and liability insurance premiums	$477,845	$117,563	$17,961	$378,243	5%

Year Ended December 31, 2006:

Property and liability insurance premiums	$405,799	$58,813	$20,417	$367,403	6%

Year Ended December 31, 2005:

Property and liability insurance premiums	$379,514	$46,015	$24,325	$357,824	7%

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Discontinued Operations:

Year Ended December 31, 2007:

Property and liability insurance premiums	$50	$(582)	$2,839	$3,471	82%

Year Ended December 31, 2006:

Property and liability insurance premiums	$(47)	$(157)	$2,668	$2,778	96%

Year Ended December 31, 2005:

Property and liability insurance premiums	$208	$2,878	$12,876	$10,206	126%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period
Continuing Operations:

Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$9,363	$(22)	$-	$9,341
Reinsurance receivable	8,630	(4,022)	-	4,608
Deferred income taxes, net	60,500	-	-	60,500

Year ended December 31, 2006:
Valuation allowance:
Premiums receivable	$8,142	$1,221	$-	$9,363
Reinsurance receivable	8,291	339	-	8,630
Deferred income taxes, net	60,500	-	-	60,500

Year ended December 31, 2005:
Valuation allowance:
Premiums receivable	$6,849	$1,293	$-	$8,142
Reinsurance receivable	7,741	550	-	8,291
Deferred income taxes, net	57,000	3,500	-	60,500

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period
Discontinued Operations:

Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	4,261	(1,000)	-	3,261

Year ended December 31, 2006:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	4,261	-	-	4,261

Year ended December 31, 2005:
Valuation allowance:
Premiums receivable	$2,500	$(2,300)	$-	$200
Reinsurance receivable	4,261	-	-	4,261

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

							Losses and loss adjustment expenses incurred related to
(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Current year	Prior years(2)	Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Continuing Operations:

December 31, 2007	$37,404	$1,212,956	$21,488	$226,178	$378,243	$39,592	$257,046	$(1,728)	$73,747	$275,198	$394,698

December 31, 2006	36,239	1,152,704	29,691	202,973	367,403	35,851	255,525	(2,348)	73,726	273,463	373,001

December 31, 2005	34,236	1,169,338	29,452	173,432	357,824	32,235	254,565	(2,025)	71,298	296,995	374,975

(1)   Reserves discounted at approximately 5%.
(2)	Excludes accretion of loss reserve discount of $7,881, $9,120, and $7,736 in 2007, 2006 and 2005, respectively.

							Losses and loss adjustment expenses incurred related to
(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Discount on unpaid losses and loss adjustment expenses(1)	Unearned premiums	Net premiums earned	Net investment income	Current year	Prior years(2)	Acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written

Discontinued Operations:

December 31, 2007	$-	$339,077	$22,095	$-	$3,471	$2,844	$-	$21,629	$891	$21,606	$5,385

December 31, 2006	-	482,161	26,274	-	2,778	7,710	-	(5,332)	787	128,669	2,143

December 31, 2005	-	650,705	30,395	-	10,206	16,717	4,540	28,818	4,583	203,791	10,250

(1)	Reserves discounted at approximately 5%.
(2)
Excludes accretion of loss reserve discount of $4,168, $3,996, and $4,269 in 2007, 2006 and 2005, respectively, and net losses ceded under retroactive reinsurance agreement of $1,784, $1,740 and $2,829 in 2007, 2006 and 2005, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 10, 2008; such reports are included elsewhere in the Form 10-K.  Our audits included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession:
	2.1	Stock Purchase Agreement among PMA Capital Corporation, Charles C. Caldwell, Thomas G. Hamill, Colin D. O’Connor and J. Mark Davis dated as of October 1, 2007.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference.
(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2007 and incorporated herein by reference.
(4)		Instruments defining the rights of security holders, including indentures*:
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 5, 2000 (File No. 000-22761) and incorporated herein by reference.
	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.
	4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.
	4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.

4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 5, 2003 and incorporated herein by reference.

	4.6	Third Supplemental Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	4.7	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 5, 2003 and incorporated herein by reference.
	4.8	Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
	4.9	First Supplemental Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
	4.10	Registration Rights Agreement, dated as of November 15, 2004, between the Company and Banc of America Securities, LLC.	Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
	4.11	Indenture dated as of September 29, 2005, between Pennsylvania Manufacturers’ Association Insurance Company and JP Morgan Chase Bank, National Association as Trustee.	Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
	4.12	Indenture dated as of June 21, 2007 between the Company and Wilmington Trust Company as Trustee.	Filed herewith.
(10)		Material Contracts:
Exhibits 10.1 through 10.36 are management contracts or compensatory plans:

10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-22761) and incorporated herein by reference.
10.2	PMA Capital Corporation 401(k) Excess Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.3	First Amendment to PMA Capital Corporation 401(k) Excess Plan dated May 12, 2003.	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.4	Second Amendment to PMA Capital Corporation 401(k) Excess Plan dated July 1, 2004.	Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.5	Third Amendment to PMA Capital Corporation 401(k) Excess Plan dated October 24, 2005.	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.6	Fourth Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan).	Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.7	Amendment 2007-1 to the PMA Capital Corporation Retirement Savings Excess Plan.	Filed herewith.
10.8	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.9	First Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated May 12, 2003.	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated October 24, 2005.	Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.11	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 2000).	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.12	First Amendment to Executive Deferred Compensation Plan dated May 12, 2003.	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.13	Second Amendment to Executive Deferred Compensation Plan dated July 1, 2004.	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.14	Third Amendment to Executive Deferred Compensation Plan dated September 30, 2005.	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.15	Deferred Compensation Plan for Non-Employee Directors of PMA Capital Corporation (Amended and Restated November 1, 2000).	Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-22761) and incorporated herein by reference.
10.16	First Amendment to the PMA Capital Corporation Deferred Compensation Plan for Non-Employee Directors dated November 21, 2005.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.17	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.18	First Amendment to PMA Capital Corporation Executive Management Pension Plan dated May 2003.	Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.19	Second Amendment to PMA Capital Corporation Executive Management Pension Plan dated October 24, 2005.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.20	Amended and Restated Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.21	Amended and Restated Employment Agreement by and between the Company and William E. Hitselberger.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.

10.22	Amended and Restated Employment Agreement by and between the Company and Robert L. Pratter.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.23	Amended and Restated 1993 Equity Incentive Plan.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.24	Amended and Restated 1994 Equity Incentive Plan.	Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.25	Amendment No. 1 to the Amended and Restated 1994 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.26	1995 Equity Incentive Plan.	Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.27	Amendment No. 1 to the 1995 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.28	1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.29	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.30	1999 Equity Incentive Plan.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.31	2002 Equity Incentive Plan.	Filed as Appendix A to the Company's Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.32	Amendment No. 1 to Company's 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
10.33	PMA Capital Corporation Director Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.34	Agreement and Release dated August 25, 2006 between the Company and Henry O. Schramm.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.35	Agreement and Release dated January 31, 2007 between the Company and Richard DeCoux.	Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.36	June 24, 2005 Retention Letter Agreement between PMA Capital Insurance Company and Richard DeCoux.	Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.37	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
10.38
Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp. as Tenant, covering the premises located at Mellon Bank, 1735 Market St, Philadelphia, Pennsylvania dated May 26, 1994.

Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.39
First Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market St., Philadelphia, Pennsylvania, made as of October 30, 1996.

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

10.43
Fifth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of April 30, 2004.

Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.44
Sixth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of June 14, 2004.

Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.45
Seventh Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of January 25, 2007.

Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.

(23)		Consent of Independent Registered Public Accounting Firm:
	23	Consent of Beard Miller Company LLP.	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.
	24.2	Certified Resolutions.	Filed herewith.
(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
	31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
(32)		Section 1350 Certifications:
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(99)		Additional Exhibits:
	99.1	Letter Agreement, dated December 22, 2003, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company's Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA  19422, Attention: Secretary