Form 10-Q
period 2008-03-31
PMA CAPITAL CORP
filed 2008-05-05
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /	Accelerated filer /X/
Non-accelerated filer / / (Do not check if a smaller reporting company)	Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES /  / NO /X/

There were 31,770,817 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on May 1, 2008.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2008 and
	December 31, 2007 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2008 and 2007 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the
	three months ended March 31, 2008 and 2007 (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	29

Item 4.	Controls and Procedures.	29

Part II.	Other Information

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 6.	Exhibits.	29

Signatures		30

Exhibit Index		31

Part I.                      Financial Information
Item 1.                      Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2008	2007

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2008 - $715,546; 2007 - $722,587)	$719,570	$728,725
Short-term investments	78,086	78,426
Total investments	797,656	807,151

Cash	14,552	15,828
Accrued investment income	5,462	5,768
Premiums receivable (net of valuation allowance: 2008 - $10,324; 2007 - $9,341)	239,783	222,140
Reinsurance receivables (net of valuation allowance: 2008 - $4,608; 2007 - $4,608)	818,789	795,938
Prepaid reinsurance premiums	28,977	32,361
Deferred income taxes, net	116,342	118,857
Deferred acquisition costs	42,547	37,404
Funds held by reinsureds	44,622	42,418
Intangible assets	22,589	22,779
Other assets	115,255	105,341
Assets of discontinued operations	348,921	375,656
Total assets	$2,595,495	$2,581,641

Liabilities:
Unpaid losses and loss adjustment expenses	$1,227,287	$1,212,956
Unearned premiums	250,981	226,178
Long-term debt	129,790	131,262
Accounts payable, accrued expenses and other liabilities	191,029	195,895
Reinsurance funds held and balances payable	39,287	39,324
Dividends to policyholders	5,845	5,839
Liabilities of discontinued operations	367,557	391,603
Total liabilities	2,211,776	2,203,057

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2008 - 34,217,945 shares issued and 31,765,817 outstanding;
2007 - 34,217,945 shares issued and 31,761,106 outstanding)	171,090	171,090
Additional paid-in capital	111,588	111,088
Retained earnings	143,418	136,627
Accumulated other comprehensive loss	(8,917)	(6,663)
Treasury stock, at cost (2008 - 2,452,128 shares; 2007 - 2,456,839 shares)	(33,460)	(33,558)
Total shareholders' equity	383,719	378,584
Total liabilities and shareholders' equity	$2,595,495	$2,581,641

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Revenues:
Net premiums written	$113,783	$125,737
Change in net unearned premiums	(28,187)	(31,898)
Net premiums earned	85,596	93,839
Claims service revenues	11,952	7,665
Commission income	4,281	-
Net investment income	9,435	9,754
Net realized investment gains	3,518	978
Other revenues	146	107
Total revenues	114,928	112,343

Losses and Expenses:
Losses and loss adjustment expenses	59,922	65,919
Acquisition expenses	14,692	18,779
Operating expenses	22,333	15,601
Dividends to policyholders	882	1,622
Interest expense	2,787	2,816
Total losses and expenses	100,616	104,737
Income from continuing operations before income taxes	14,312	7,606
Income tax expense	5,042	2,726
Income from continuing operations	9,270	4,880
Loss from discontinued operations, net of tax	(2,439)	(1,534)
Net income	$6,831	$3,346

Income (loss) per share:
Basic:
Continuing Operations	$0.29	$0.15
Discontinued Operations	(0.07)	(0.05)
	$0.22	$0.10
Diluted:
Continuing Operations	$0.29	$0.15
Discontinued Operations	(0.08)	(0.05)
	$0.21	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$6,831	$3,346
Less: Loss from discontinued operations	(2,439)	(1,534)
Income from continuing operations, net of tax	9,270	4,880
Adjustments to reconcile income from continuing
operations to net cash flows used in operating activities:
Deferred income tax expense	5,042	2,726
Net realized investment gains	(3,518)	(978)
Stock-based compensation	521	622
Depreciation and amortization	1,130	837
Change in:
Premiums receivable and unearned premiums, net	7,160	(4,193)
Dividends to policyholders	6	33
Reinsurance receivables	(22,851)	(10,744)
Prepaid reinsurance premiums	3,384	(14,819)
Unpaid losses and loss adjustment expenses	14,331	15,753
Funds held by reinsureds	(2,204)	(2,178)
Reinsurance funds held and balances payable	(37)	20,836
Accrued investment income	306	95
Deferred acquisition costs	(5,143)	(5,487)
Accounts payable, accrued expenses and other liabilities	(934)	2,930
Other, net	(10,678)	(4,247)
Discontinued operations	(31,345)	(22,293)
Net cash flows used in operating activities	(35,560)	(16,227)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(123,479)	(65,256)
Maturities and calls	23,193	20,005
Sales	111,294	33,361
Net sales of short-term investments	359	3,506
Other, net	(2,457)	(1,145)
Discontinued operations	35,334	21,848
Net cash flows provided by investing activities	44,244	12,319

Cash flows from financing activities:
Repayments of long-term debt	(5,356)	-
Proceeds from exercise of stock options	44	-
Shares purchased under stock-based compensation plans	(8)	(273)
Other payments to discontinued operations	(651)	(734)
Discontinued operations	651	734
Net cash flows used in financing activities	(5,320)	(273)

Net increase (decrease) in cash	3,364	(4,181)
Cash - beginning of year	21,493	14,105
Cash - end of period (a)	$24,857	$9,924

Supplementary cash flow information (all continuing operations):
Interest paid	$2,926	$3,082

(a)	Includes cash from discontinued operations of $10.3 million and $4.9 million as of March 31, 2008 and 2007, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net income	$6,831	$3,346

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains arising during the period	790	1,384
Less: reclassification adjustment for gains
included in net income, net of tax expense:
2008 - $1,241; 2007 - $192	(2,305)	(357)

Total unrealized gains (losses) on securities	(1,515)	1,027

Net periodic benefit cost, net of tax expense:
2008 - $11; 2007 - $39	21	72
Unrealized losses from derivative instruments designated
as cash flow hedges, net of tax benefit: 2008 - $408;	(757)	(75)
2007 - $40
Foreign currency translation losses, net of tax benefit:
2008 - $2; 2007 - $2	(3)	(3)

Other comprehensive income (loss), net of tax	(2,254)	1,021

Comprehensive income	$4,577	$4,367

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    BUSINESS DESCRIPTION

The accompanying condensed consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”).  PMA Capital Corporation is a holding company whose operating subsidiaries provide insurance and fee-based services.  Insurance products are underwritten and marketed under the trade name The PMA Insurance Group.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  The Company also manages the run-off of its former reinsurance and excess and surplus lines operations, which have been recorded as discontinued operations.

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  Approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”).  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which the Company acquired on October 1, 2007.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Presentation – The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  It is management’s opinion that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

In the fourth quarter of 2007, the Company determined that the results of its Run-off Operations should be reported as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, the Company has reclassified its prior year financial presentation to conform to these changes.  See Note 4 for additional information regarding the Company’s discontinued operations.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2007 Annual Report on Form 10-K.

B.  Investments – All fixed maturities in the Company’s investment portfolio are carried at fair value.  Changes in fair value of fixed maturities classified as available for sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss).  Changes in fair value of fixed maturities classified as trading are reported in the Statements of

Operations.  All short-term, highly liquid investments that have original maturities of one year or less from acquisition date are treated as short-term investments and are carried at amortized cost, which approximates fair value.

C.  Recent Accounting Pronouncements – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is a disclosure standard and as such will not impact the Company’s financial position, results of operations or cash flows.

3.    INTANGIBLE ASSETS

Changes in the net carrying amounts of the Company’s intangible assets were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Net balance at December 31, 2007	$6,523	$4,312	$11,944	$22,779
Amortization	(167)	-	-	(167)
Other adjustments	-	-	(23)	(23)
Net balance at March 31, 2008	$6,356	$4,312	$11,921	$22,589

On April 1, 2008, the Company paid $817,000 to the former shareholders of Midlands for earnings growth payments related to the fourth quarter of 2007.  This amount was reflected in goodwill at December 31, 2007.

4.    DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour”), a Bermuda-based corporation.  Armour is an indirectly wholly owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  The closing of the sale and transfer of ownership is subject to regulatory approval by the Pennsylvania Insurance Department.  Because of the expected divestiture, the Company has determined that its Run-off Operations should be reflected as discontinued operations in accordance with SFAS 144.

The Agreement may be terminated by either the Company or Armour if the closing of the transaction does not occur within six months or such later date as the parties mutually agree.  Under the Agreement, the Company can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of the first quarter results of the Company’s discontinued operations, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  Only the expected cash amount is reflected in the Company's financial statements.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS 144.  The following table provides detailed information regarding the after-tax loss from discontinued operations included in the Company’s Statements of Operations.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Net premiums earned	$1,026	$1,193
Net investment income	128	786
Net realized investment gains (losses)	760	(1,408)
	1,914	571

Losses and loss adjustment expenses	9,280	1,107
Acquisition expenses	85	359
Operating expenses	2,782	1,465
Valuation adjustment	(6,480)	-
	5,667	2,931

Income tax benefit	(1,314)	(826)
Loss from discontinued operations, net of tax	$(2,439)	$(1,534)

The loss from discontinued operations in the three months ended March 31, 2008 included a $2.6 million after-tax charge for adverse loss development at the discontinued operations, which contractually reduces the amount of cash and contingent consideration that the Company will receive at closing.  The reduction to the expected cash amount reduced the asset valuation adjustment the Company recorded at December 31, 2007.  Condensed balance sheet information of the discontinued operations is included below:

	As of		As of
	March 31,		December 31,
(dollar amounts in thousands)	2008		2007

Assets:
Investments	$186,466		$219,678
Cash	10,305		5,665
Reinsurance receivables	144,994		150,097
Other assets	7,156	[1]	216	[1]
Assets of discontinued operations	$348,921		$375,656

Liabilities:
Unpaid losses and loss adjustment expenses	$317,165		$339,077
Other liabilities	50,392		52,526
Liabilities of discontinued operations	$367,557		$391,603

(1)	Includes write-down of net assets of Run-off Operations to fair value less cost to sell.

5.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2008, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1,227.3 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to March 31, 2008 whether or not these claims had been reported to the Company.  At March 31, 2008, the estimate for such amounts recorded as liabilities of discontinued operations was $317.2 million.

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

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2008, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

6.  REINSURANCE

The Company follows the customary practice of reinsuring with other insurance companies a portion of the risks under the policies written by its insurance subsidiaries.  The Company’s insurance subsidiaries maintain reinsurance to protect themselves against the severity of losses on individual claims and unusually serious occurrences in which a number of claims in the aggregate produce a significant loss.  Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Premiums written:
Direct	$140,431	$160,775
Assumed	3,110	3,789
Ceded	(29,758)	(38,827)
Net	$113,783	$125,737
Premiums earned:
Direct	$115,066	$113,570
Assumed	3,671	4,278
Ceded	(33,141)	(24,009)
Net	$85,596	$93,839
Losses and LAE:
Direct	$86,855	$86,657
Assumed	2,937	4,236
Ceded	(29,870)	(24,974)
Net	$59,922	$65,919

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  The Company’s retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $7.4 million in the first quarter of 2008 and $18.4 million in the first quarter of 2007.  The Company’s agreement with Midwest was terminated in March 2008.

7.  DEBT

During the first quarter of 2008, the Company retired the remaining $1.3 million principal amount of its 6.50% Senior Secured Convertible Debt due 2022.  The Company paid $1.5 million for these bond purchases, exclusive of accrued interest, and the liens and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

8.  COMMITMENTS AND CONTINGENCIES

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of March 31, 2008 and December 31, 2007, the Company had recorded liabilities of $6.3 million and $6.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company is frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 5.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

9.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $521,000 and $622,000 for the three months ended March 31, 2008 and 2007, respectively.  The stock-based compensation expense for the first quarter of 2007 included amounts related to stock options of $41,000.

Information regarding the Company’s stock option plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2008	1,522,227	$10.34
Options exercised	(5,628)	7.87
Options forfeited or expired	(71,000)	17.00
Options outstanding, March 31, 2008	1,445,599	$10.02	5.37	$1,497,944
Options exercisable, March 31, 2008	1,445,599	$10.02	5.37	$1,497,944
Option price range at March 31, 2008	$5.78 to $21.50

Information regarding the Company’s restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2008	78,974	$9.99
Vested	(9,860)	9.43
Restricted stock at March 31, 2008	69,114	$10.07

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $146,000 and $331,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, unrecognized compensation expense for non-vested restricted stock was $146,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first quarter of 2008, employees remitted 917 shares to the Company to satisfy their payment of withholding taxes for vested awards.

In March 2006 and 2007 and February 2008, the Compensation Committee approved the 2006, 2007 and 2008 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009, 2010 and 2011 if the after-tax return on equity in 2008, 2009 and 2010 is within a specified range.  The Company recognized expense related to these plans of $375,000 and $250,000 for the three months ended March 31, 2008 and 2007, respectively.

10.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2008	2007

Denominator:
Basic shares	31,687,083	32,498,433
Dilutive effect of:
Stock options	145,367	246,591
Restricted stock	75,025	155,373
Convertible debt	35,421	27,798
Total diluted shares	31,942,896	32,928,195

The effects of 432,000 and 426,000 stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three months ended March 31, 2007 also do not assume the effects of the potential conversion of the Company’s convertible debt into 1.2 million shares of Class A Common Stock, respectively, because they were anti-dilutive.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$719,570	$718,570	$-	$1,000

12.  BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

In the fourth quarter of 2007, the Company reported the results of its Run-off Operations as discontinued operations.  For comparative purposes, the Company has reclassified its prior period financial presentation to conform to this change.

Operating income, which is GAAP net income excluding net realized investment gains and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Revenues:
The PMA Insurance Group	$94,817	$103,550
Fee-based Business	16,652	7,829
Corporate and Other	(59)	(14)
Net realized investment gains	3,518	978
Total revenues	$114,928	$112,343

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$13,619	$10,930
Fee-based Business	2,186	793
Corporate and Other	(5,011)	(5,095)
Pre-tax operating income	10,794	6,628
Income tax expense	3,811	2,384
Operating income	6,983	4,244
Realized gains after tax	2,287	636
Income from continuing operations	9,270	4,880
Loss from discontinued operations, net of tax (1)	(2,439)	(1,534)
Net income	$6,831	$3,346

(1)	Effective in the fourth quarter of 2007, the Company reported the results of its former Run-off Operations segment as discontinued operations.

Net premiums earned by principal business segment were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

The PMA Insurance Group:
Workers' compensation	$77,889	$85,466
Commercial automobile	5,269	5,084
Commercial multi-peril	2,012	1,259
Other	548	2,186
Total net premiums earned	85,718	93,995
Corporate and Other	(122)	(156)
Consolidated net premiums earned	$85,596	$93,839

The Company’s total assets by principal business segment were as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2008	2007

The PMA Insurance Group	$2,078,361	$2,032,848
Fee-based Business	80,017	67,313
Corporate and Other (1)	88,196	105,824
Assets of discontinued operations	348,921	375,656
Total assets	$2,595,495	$2,581,641

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of March 31, 2008, compared with December 31, 2007, and our results of operations for the three months ended March 31, 2008, compared with the same period last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

In the fourth quarter of 2007, we reported the results of our Run-off Operations as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform to these changes.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  These statements are based upon current estimates, assumptions and projections.  Actual results may differ materially from those projected in such forward-looking statements, and therefore, you should not place undue reliance on them.  See the Cautionary Statements on page 28 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A – Risk Factors” in our 2007 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business segment consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”).  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which we acquired on October 1, 2007.

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  On March 28, 2008, we entered into a Stock Purchase Agreement (the “Agreement”) to sell our Run-off Operations to Armour Reinsurance Group Limited, a Bermuda-based corporation.  The closing of the sale and transfer of ownership is subject to regulatory approval by the Pennsylvania Insurance Department.

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
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents, brokers and sub-producers and the internal expenses to operate the business; and

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

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $6.8 million for the first quarter of 2008, compared to $3.3 million for the first quarter of 2007.  Operating income, which we define as net income excluding realized gains and results from discontinued operations, was $7.0 million for the first three months of 2008, compared to $4.2 million for the same period last year.

Income from continuing operations included the following after-tax net realized gains:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007
Net realized gains (losses) after tax:
Sales of investments	$2,305	$357
Change in fair value of debt derivative	-	279
Other	(18)	-
Net realized gains after tax	$2,287	$636

Consolidated revenues for the first quarter of 2008 were $114.9 million, compared to $112.3 million for the same period last year.  Net premiums earned for the first quarter of 2008 were $85.6 million, compared to $93.8 million for the same period a year ago, and claims service revenues for the first three months of 2008 were $12.0 million, compared to $7.7 million for the same period in 2007.  Commission income during the first quarter of 2008 was $4.3 million.

In this MD&A, in addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which is GAAP net income excluding net realized investment gains and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$13,619	$10,930
Fee-based Business	2,186	793
Corporate and Other	(5,011)	(5,095)
Pre-tax operating income	10,794	6,628
Income tax expense	3,811	2,384
Operating income	6,983	4,244
Realized gains after tax	2,287	636
Income from continuing operations	9,270	4,880
Loss from discontinued operations, net of tax (1)	(2,439)	(1,534)
Net income	$6,831	$3,346

(1)	Effective in the fourth quarter of 2007, we reported the results of our former Run-off Operations segment as discontinued operations.

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Net premiums written	$113,905	$125,893

Net premiums earned	85,718	93,995
Net investment income	9,099	9,555
Total revenues	94,817	103,550

Losses and LAE	59,922	65,919
Acquisition and operating expenses	20,180	24,830
Dividends to policyholders	882	1,622
Total losses and expenses	80,984	92,371

Operating income before income
taxes and interest expense	13,833	11,179

Interest expense	214	249

Pre-tax operating income	$13,619	$10,930

Combined ratio	94.5%	98.2%
Less: net investment income ratio	10.6%	10.2%
Operating ratio	83.9%	88.0%

The PMA Insurance Group recorded pre-tax operating income of $13.6 million for the first quarter of 2008, compared to $10.9 million for the same period last year.  The increase for the first quarter was due primarily to improved underwriting results, as reflected in our lower combined ratio.  Given the seasonality of our business, our first quarter combined ratios have historically been lower than the subsequent quarters and full year ratios.

Premiums

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Workers' compensation:
Direct premiums written	$123,712	$144,211
Premiums assumed	3,071	3,740
Premiums ceded	(23,967)	(32,642)
Net premiums written	$102,816	$115,309
Commercial lines:
Direct premiums written	$16,841	$16,720
Premiums assumed	39	49
Premiums ceded	(5,791)	(6,185)
Net premiums written	$11,089	$10,584
Total:
Direct premiums written	$140,553	$160,931
Premiums assumed	3,110	3,789
Premiums ceded	(29,758)	(38,827)
Net premiums written	$113,905	$125,893

Direct workers’ compensation premiums written were $123.7 million in the first quarter of 2008, compared to $144.2 million during the same period last year.  The decline in direct workers’ compensation premiums written for the first quarter of 2008, compared to the first quarter last year, resulted from higher return premium adjustments of $13.5 million, primarily from retrospectively-rated policies, and lower premiums on fronting agreements.  The premium adjustments primarily related to favorable loss experience on loss-sensitive products where the insured shares in the underwriting result of the policy.  Fronting premiums were $8.1 million in the first quarter of 2008, compared to $18.4 million for the same period a year ago, which decreased due to the termination of our agreement with Midwest Insurance Companies (“Midwest”) in March 2008.  We continue to earn fees from the Midwest agreement and service the business previously written, but no additional business has been written or renewed since the termination date.  We entered into a smaller fronting agreement in February 2008 and expect to enter into more of these programs this year.  Excluding fronting business, we wrote $31.5 million of new workers’ compensation business in the first quarter of 2008, compared to $37.2 million during the same period last year.  Our renewal retention rate on existing workers’ compensation accounts for the first quarter was 85%, compared to 86% for the same period in 2007.

Pricing on our rate-sensitive workers’ compensation business declined 6% during the first three months of 2008, compared to a 5% decrease during the first three months of 2007.  Our pricing on this business in the first quarter of 2008 decreased 25% in New York and 17% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by the respective state rating bureaus, which we believe were consistent with loss trends in each state.  These two states collectively represent about 12% of our overall rate-sensitive workers’ compensation business written in the first quarter of 2008.  Exclusive of business written in New York and Florida, our pricing on rate-sensitive workers’ compensation business decreased 3% in the first quarter of 2008.

In addition to the pricing changes in New York and Florida, earlier this year the Pennsylvania Insurance Department approved a 10.2% reduction in loss costs, which became effective on April 1, 2008.  While this will result in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We do not expect that the filed loss costs will result in a reduction in premiums in Pennsylvania equal to the level of the loss cost reduction, based on our current views of the experience modification factors and potential future experience of our book of business.  We will continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes.  We also believe that the loss cost change should not significantly affect the results or the profitability of our loss-sensitive and alternative market books of business, which represent approximately 42% of our Pennsylvania workers’ compensation business.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) were $16.8 million in the first quarter of 2008, compared to $16.7 million for the same period last year.  New business was $3.1 million for the three months ended March 31, 2008, compared to $1.9 million during the first quarter last year.  Our renewal retention rate on existing Commercial Lines accounts was 85% for the first three months of 2008, compared to 91% for the first quarter of 2007.

Total premiums assumed decreased by $679,000 during the first quarter of 2008, compared to the same period last year.  The decline was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation decreased by $8.7 million during the first three months of 2008, compared to the same period in 2007.  The decline was primarily due to lower premiums ceded under the Midwest agreement, which was partially offset by an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for other commercial lines decreased by $394,000 during the first quarter of 2008, compared to the same period last year, mainly resulting from a decrease in casualty treaty rates.

In total, net premiums written decreased by 10% during the first quarter of 2008, compared to the same period a year ago, and net premiums earned decreased by 9% during the same period.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended
	March 31,
	2008	2007

Loss and LAE ratio	69.9%	70.1%
Expense ratio:
Acquisition expense	17.1%	20.0%
Operating expense	6.5%	6.4%
Total expense ratio	23.6%	26.4%
Policyholders' dividend ratio	1.0%	1.7%
Combined ratio	94.5%	98.2%

The loss and LAE ratio improved by 0.2 points during the first three months of 2008, compared to the same period last year.  The improved loss and LAE ratio was primarily due to favorable development in our loss-sensitive business, which resulted in the retrospective premium adjustments.  Pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends.  Our current accident year loss and LAE ratio remained consistent between periods as we continued to benefit in 2008 from changes in the type of workers’ compensation products selected by our insureds.  We estimated our medical cost inflation to be 6.5% in the first quarter of 2008, compared to our estimate of 8% in the first quarter of 2007.  The medical cost inflation rate has declined due to our enhanced network and managed care initiatives.  However, we expect that medical cost inflation will continue to be a significant component of our overall loss experience.

The total expense ratio improved by 2.8 points in the first quarter of 2008, compared to the first quarter of 2007.  Fees earned under our fronting agreements reduced the first quarter acquisition expense ratio by 90 basis points, compared to 50 basis points for the same period in 2007.  Although our agreement with Midwest was terminated, we continue to earn fee income on this business until the underlying policies expire.  Our acquisition expense ratio also benefited from a reduction in premium-based state assessments.

The policyholders’ dividend ratio was lower by 0.7 points in the first three months of 2008, compared to the same period last year.  The prior year period reflected better loss experience, which resulted in larger dividends on participating products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $9.1 million for the three months ended March 31, 2008, compared to $9.6 million for the same period a year ago.  The decrease was due primarily to a lower yield of approximately 20 basis points on invested assets.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Claims service revenues	$12,108	$7,665
Commission income	4,281	-
Net investment income	161	164
Other revenues	102	-
Total revenues	16,652	7,829

Operating expenses	14,466	7,036

Pre-tax operating income	$2,186	$793

Pre-tax operating income for the Fee-based Business was $2.2 million for the first quarter of 2008, compared to $793,000 for the same period in 2007.  The increase in pre-tax operating income during the first three months of 2008, compared to 2007, primarily related to the inclusion of Midlands’ results for the first quarter of 2008.  We acquired this business on October 1, 2007.

In April 2008, we entered into an agreement to acquire Webster Risk Services, a Connecticut-based TPA with $6 million in annual revenues.  We intend to operate this business as a division of PMA Management Corp. and expect to close the acquisition in the second quarter.  The purchase price under the agreement is $7.3 million, which will be subject to certain adjustments at closing.

Fee-based Revenues

Fee-based revenues, excluding net investment income, were $16.5 million for the three months ended March 31, 2008, compared to $7.7 million for the same period in 2007.  The increase was primarily due to the inclusion of Midlands’ revenues, which accounted for $7.6 million of this growth for the first quarter of 2008, and also reflected higher fees for managed care services of $544,000 and increases in fees of $476,000 and $205,000, respectively, for claims service provided to self-insured clients and large deductible and captive clients.  Managed care services include medical bill review services and access to our preferred provider network partnerships.

Expenses

Operating expenses increased to $14.5 million in the first quarter of 2008, up from $7.0 million in the first quarter of 2007.  The increase in operating expenses primarily reflected the inclusion of Midlands’ operating expenses during the first three months of 2008, which included $2.0 million in commission expense and $167,000 related to the amortization of intangible assets.  The increase also reflected higher direct costs of $797,000 associated with the claims and managed care services provided to self-insured clients, as well as higher direct costs of $205,000 attributable to large deductible and captive clients.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $5.0 million for the three months ended March 31, 2008, compared to $5.1 million during the same period last year.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our former reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.

On March 28, 2008, we entered into a Stock Purchase Agreement to sell our Run-off Operations to Armour Reinsurance Group Limited (“Armour”), a Bermuda-based corporation.  Armour is an indirectly wholly owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  The closing of the sale and transfer of ownership is subject to regulatory approval by the Pennsylvania Insurance Department.

The Agreement may be terminated either by us or Armour if the closing of the transaction does not occur within six months or such later date as the parties mutually agree.  Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.  As a result of the first quarter results of our discontinued operations, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  Only the expected cash amount is reflected in our financial statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our consolidated statements of operations, were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Net premiums earned	$1,026	$1,193
Net investment income	128	786
Net realized investment gains (losses)	760	(1,408)
	1,914	571

Losses and loss adjustment expenses	9,280	1,107
Acquisition expenses	85	359
Operating expenses	2,782	1,465
Valuation adjustment	(6,480)	-
	5,667	2,931

Income tax benefit	(1,314)	(826)
Loss from discontinued operations, net of tax	$(2,439)	$(1,534)

The loss from discontinued operations in the three months ended March 31, 2008 included a $2.6 million after-tax charge for adverse loss development at the discontinued operations, which contractually reduces the amount of cash and contingent consideration that we will receive at closing.  The reduction to the expected cash amount reduced the asset valuation adjustment we recorded at December 31, 2007.  Operating expenses in the first quarter of 2007 were reduced by $1.0 million due to a reduction in the allowance for uncollectible reinsurance.

Loss Reserves

At March 31, 2008, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of March 31, 2008 was $1,227.3 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to March 31, 2008 whether or not these claims had been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at March 31, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2008, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At March 31, 2008, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $317.2 million.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At March 31, 2008, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

We believe that the potential for adverse reserve development is increased because our former reinsurance business is in run-off and we no longer have ongoing business relationships with most of our ceding companies.  As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.  Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop adversely in this business.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 10, 42 and 56 of our 2007 Form 10-K.

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

Net cash flows used in operating activities were $35.6 million in the first quarter of 2008, compared to $16.2 million used during the same period last year.  The decline in our operating cash flows was primarily due to decreases in operating cash flows at The PMA Insurance Group and the discontinued operations.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to invest these positive cash flows and earn investment income.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of these operations into the foreseeable future.  In the first quarter of 2008, we entered into a Stock Purchase Agreement with Armour to sell our Run-off Operations.  The closing of the sale and transfer of ownership is subject to regulatory approval by the Pennsylvania Insurance Department.  Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of the first quarter results of our discontinued operations, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  We also expect to pay closing costs of approximately $500,000 related to the sale.

At the holding company level, our primary sources of liquidity are dividends, tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At March 31, 2008, we had $26.9 million of cash and short-term investments at the holding company.  On April 1, 2008, the holding company paid $1.6 million to the former shareholders of Midlands.  This payment included $811,000, which represented an adjustment to the $3.4 million net worth paid to the former shareholders on our date of acquisition in 2007.  The amount paid also included an $817,000 earn-out payment relating to the fourth quarter of 2007. In addition, in April 2008, we entered into an agreement to acquire Webster Risk Services, which we expect to close in the second quarter.  The purchase price under the agreement is $7.3 million, which will be subject to certain adjustments at closing.  We believe that our current funds, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

The PMA Insurance Group’s principal insurance subsidiaries (the “Pooled Companies”) have the ability to pay $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $343.6 million as of March 31, 2008, including $10.0 million relating to surplus notes.  Given the anticipated sale of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary in run-off, we do not expect to receive any dividends from this operation in 2008.  As of March 31, 2008, the statutory surplus of PMACIC was $41.1 million.

Net tax payments received from subsidiaries were $2.0 million during the first quarter of 2008, compared to $11.3 million during the same period last year.

As of March 31, 2008, our total outstanding debt was $129.8 million, compared to $131.3 million at December 31, 2007.  During the first quarter of 2008, we retired the remaining $1.3 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 for which we paid $1.5 million, exclusive of accrued interest, and the liens and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

We incurred interest expense of $2.8 million during the first quarters of 2008 and 2007, respectively, and paid interest of $2.9 million and $3.1 million during the first quarters of 2008 and 2007, respectively.  We expect to pay interest of $8 million for the remainder of 2008.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The market values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of March 31, 2008, the duration of our investments that support the insurance reserves was 3.8 years, which approximates the duration of our reserves of 3.7 years.

INVESTMENTS

At March 31, 2008, our investments were carried at a fair value of $797.7 million and had an amortized cost of $793.6 million.  The average credit quality of our portfolio was AAA-.  All but two of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At March 31, 2008, all of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.

At March 31, 2008, $477.6 million, or 60% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations.  Of this $477.6 million, $20.0 million, or 4%, were residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $20.0 million, which includes $18.1 million of alternative A collateral and $1.9 million of sub-prime collateral, had an estimated weighted average life of 3.0 years, with $6.6 million of that balance expected to pay off within one year, and an average credit quality of AAA.  The portfolio also held securities with a fair value of $19.7 million, or 2%, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $14.9 million were asset-backed securities with a weighted average life of 3.9 years and whose underlying collateral had an imputed internal rating of “A”.

None of these securities were wrapped asset-backed security collateralized debt obligation exposures.  Based upon our high quality collateral and short average life, we do not expect to incur material losses of principal from these holdings.

The net unrealized gain on our investments at March 31, 2008 was $4.1 million, or 0.5% of the amortized cost basis.  The net unrealized gain included gross unrealized gains of $11.7 million and gross unrealized losses of $7.6 million.

For all but two securities, which were carried at a fair value of $1.5 million at March 31, 2008, we obtained the fair values of fixed income securities from independent pricing services, which use prices obtained in the public markets.  For one security, a privately placed $1.0 million 18-month construction bridge loan with no secondary market, we considered its current fair value to approximate original cost.  The second security, which was carried at a fair value of $477,000 at March 31, 2008, is priced utilizing the services of the investment banking firm that originally underwrote the security.  The investment banker determines the fair value of the security by using a discounted present value of the estimated future cash flows (interest and principal repayment).

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

Net realized investment gains were comprised of the following:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2008	2007

Sales of investments:
Realized gains	$3,918	$733
Realized losses	(372)	(184)
Change in fair value of debt derivative	-	429
Other	(28)	-
Total net realized investment gains	$3,518	$978

The gross realized gains and losses on sales of investments for the three months ended March 31, 2008 primarily related to general duration management trades.  The gross realized gains and losses on sales of investments for the three months ended March 31, 2007 primarily related to the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities.  The sales of investments for both periods focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of March 31, 2008, our investment portfolio had gross unrealized losses of $7.6 million.  For securities that were in an unrealized loss position at March 31, 2008, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	69	$ 175.7	$ 180.0	$ (4.3)	98%
6 to 9 months	4	3.6	3.6	-	100%
9 to 12 months	3	1.4	1.5	(0.1)	93%
More than 12 months	32	87.6	90.5	(2.9)	97%
Subtotal	108	268.3	275.6	(7.3)	97%
U.S. Treasury and Agency securities	22	18.6	18.9	(0.3)	98%
Total	130	$ 286.9	$ 294.5	$ (7.6)	97%

Of the 32 securities that have been in an unrealized loss position for more than 12 months, 31 securities have a total fair value of 98% of the amortized cost basis at March 31, 2008, and the average unrealized loss per security is approximately $65,000.  The one security with an unrealized loss greater than 20% of its amortized cost at March 31, 2008 has a fair value of $477,000 and an amortized cost of $1.4 million.  This security, whose $1.4 million principal is backed and guaranteed at maturity by discounted agency securities, matures in 2033.  We have both the ability and intent to hold this security until it matures.

The contractual maturities of securities in an unrealized loss position at March 31, 2008 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2008	$ 3.6	$ 3.6	$ -	100%
2009-2012	33.5	34.1	(0.6)	98%
2013-2017	14.5	14.8	(0.3)	98%
2018 and thereafter	1.9	2.0	(0.1)	95%
Non-agency mortgage and other asset-backed securities	214.8	221.1	(6.3)	97%
Subtotal	268.3	275.6	(7.3)	97%
U.S. Treasury and Agency securities	18.6	18.9	(0.3)	98%
Total	$ 286.9	$ 294.5	$ (7.6)	97%

Discontinued Operations

At March 31, 2008, the fair value of the investment portfolio at our discontinued operations was $186.5 million, which included accrued investment income of $344,000 related to trading securities in the portfolio, and had an amortized cost of $185.0 million.  At March 31, 2008, 83% of the investment portfolio was comprised of short-term investments.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is a disclosure standard and as such will not impact our financial position, results of operations or cash flows.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 56 of our 2007 Form 10-K.

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

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk.

There has been no material change regarding our market risk position from the information provided on page 64 of our 2007 Form 10-K.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15-d - 15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our periodic filings with the U.S. Securities and Exchange Commission.  During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                      Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
1/1/08-1/31/08	76,613	(1)	$ 19.40	-	-
2/1/08-2/29/08	-		-	-	-
3/1/08-3/31/08	917	(2)	8.45	-	-
Total	77,530		$ 19.27

(1)
We repurchased the remaining $1.3 million principal amount of our 6.50% Convertible Debt in January 2008.  The average price paid per share for the open market purchases was calculated by dividing the total cash paid, exclusive of accrued interest payments, by the number of shares of Class A Common Stock into which the debt was convertible.

(2)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2002 Equity Incentive Plan (the “Plan”), to satisfy such employees’ tax obligations upon vesting of restricted stock awards.  The price per share equals the fair value (as determined pursuant to the Plan) of the Company’s Class A Common Stock on the vesting date.

Item 6.                      Exhibits.

The Exhibits are listed in the Exhibit Index on page 31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date:  May 5, 2008                                                                                         By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.