Form 10-Q
period 2008-06-30
PMA CAPITAL CORP
filed 2008-08-04
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
YES /  / NO /X/

There were 31,940,651 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on August 1, 2008.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
	December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and six months
	ended June 30, 2008 and 2007 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three
	and six months ended June 30, 2008 and 2007 (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	32

Item 4	Controls and Procedures.	32

Part II.	Other Information

Item 1A.	Risk Factors.	32

Item 4	Submission of Matters to a Vote of Security Holders.	32
.
Item 6	Exhibits	33

Signatures		34

Exhibit Index		35

Part I.                      Financial Information
Item 1.                      Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2008	2007

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2008 - $741,129; 2007 - $722,587)	$730,466	$728,725
Short-term investments	59,785	78,426
Total investments	790,251	807,151

Cash	10,557	15,828
Accrued investment income	5,762	5,768
Premiums receivable (net of valuation allowance: 2008 - $9,866; 2007 - $9,341)	215,030	222,140
Reinsurance receivables (net of valuation allowance: 2008 - $4,608; 2007 - $4,608)	817,182	795,938
Prepaid reinsurance premiums	21,414	32,361
Deferred income taxes, net	117,983	118,857
Deferred acquisition costs	38,739	37,404
Funds held by reinsureds	46,980	42,418
Intangible assets	30,013	22,779
Other assets	125,533	105,341
Assets of discontinued operations	317,189	375,656
Total assets	$2,536,633	$2,581,641

Liabilities:
Unpaid losses and loss adjustment expenses	$1,240,224	$1,212,956
Unearned premiums	219,643	226,178
Long-term debt	129,790	131,262
Accounts payable, accrued expenses and other liabilities	193,342	195,895
Reinsurance funds held and balances payable	31,947	39,324
Dividends to policyholders	5,459	5,839
Liabilities of discontinued operations	335,633	391,603
Total liabilities	2,156,038	2,203,057

Commitments and contingencies (Note 9)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2008 - 34,217,945 shares issued and 31,940,651 outstanding;
2007 - 34,217,945 shares issued and 31,761,106 outstanding)	171,090	171,090
Additional paid-in capital	111,754	111,088
Retained earnings	145,638	136,627
Accumulated other comprehensive loss	(17,743)	(6,663)
Treasury stock, at cost (2008 - 2,277,294 shares; 2007 - 2,456,839 shares)	(30,144)	(33,558)
Total shareholders' equity	380,595	378,584
Total liabilities and shareholders' equity	$2,536,633	$2,581,641

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenues:
Net premiums written	$79,146	$ 81,656	$192,929	$ 207,393
Change in net unearned premiums	23,774	15,358	(4,413)	(16,540)
Net premiums earned	102,920	97,014	188,516	190,853
Claims service revenues	12,937	7,535	24,889	15,200
Commission income	2,631	-	6,912	-
Net investment income	9,040	9,951	18,475	19,705
Net realized investment gains (losses)	(572)	(1,134)	2,946	(156)
Other revenues	2,214	32	2,360	139
Total revenues	129,170	113,398	244,098	225,741

Losses and expenses:
Losses and loss adjustment expenses	71,572	67,965	131,494	133,884
Acquisition expenses	19,524	18,759	34,216	37,538
Operating expenses	27,347	19,411	49,680	35,012
Dividends to policyholders	1,493	2,047	2,375	3,669
Interest expense	2,688	2,843	5,475	5,659
Total losses and expenses	122,624	111,025	223,240	215,762
Income from continuing operations before income taxes	6,546	2,373	20,858	9,979
Income tax expense	2,335	866	7,377	3,592
Income from continuing operations	4,211	1,507	13,481	6,387
Loss from discontinued operations, net of tax	(188)	(1,016)	(2,627)	(2,550)
Net income	$4,023	$ 491	$10,854	$ 3,837

Income (loss) per share:
Basic:
Continuing Operations	$0.13	$ 0.05	$0.42	$ 0.20
Discontinued Operations	-	(0.03)	(0.08)	(0.08)
	$0.13	$ 0.02	$0.34	$ 0.12
Diluted:
Continuing Operations	$0.13	$ 0.04	$0.42	$ 0.19
Discontinued Operations	-	(0.03)	(0.08)	(0.07)
	$0.13	$ 0.01	$0.34	$ 0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$10,854	$3,837
Less: Loss from discontinued operations	(2,627)	(2,550)
Income from continuing operations, net of tax	13,481	6,387
Adjustments to reconcile income from continuing
operations to net cash flows used in operating activities:
Deferred income tax expense	7,226	3,392
Net realized investment (gains) losses	(2,946)	156
Stock-based compensation	1,222	1,014
Depreciation and amortization	2,439	1,820
Change in:
Premiums receivable and unearned premiums, net	575	(15,502)
Dividends to policyholders	(380)	(271)
Reinsurance receivables	(21,244)	(25,159)
Prepaid reinsurance premiums	10,947	(15,844)
Unpaid losses and loss adjustment expenses	27,268	28,439
Funds held by reinsureds	(4,562)	(4,447)
Reinsurance funds held and balances payable	(7,377)	25,629
Accrued investment income	6	57
Deferred acquisition costs	(1,335)	(1,650)
Accounts payable, accrued expenses and other liabilities	590	12,051
Other, net	(19,325)	(9,757)
Discontinued operations	(54,573)	(57,825)
Net cash flows used in operating activities	(47,988)	(51,510)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(241,976)	(137,756)
Maturities and calls	44,333	35,193
Sales	182,511	86,118
Net sales (purchases) of short-term investments	18,659	(18,452)
Purchase of subsidiaries, net of cash received	(7,402)	-
Sale of other assets	2,120	-
Other, net	(4,514)	(2,465)
Discontinued operations	48,388	73,219
Net cash flows provided by investing activities	42,119	35,857

Cash flows from financing activities:
Repayments of long-term debt	(5,356)	(3,872)
Proceeds from exercise of stock options	1,023	444
Shares purchased under stock-based compensation plans	(8)	(273)
Proceeds from issuance of long-term debt	-	20,619
Debt issuance costs	-	(604)
Purchase of treasury stock	-	(6,272)
Dividend from discontinued operations	-	17,500
Other payments to discontinued operations	(1,246)	(765)
Discontinued operations	1,246	(16,735)
Net cash flows provided by (used in) financing activities	(4,341)	10,042

Net decrease in cash	(10,210)	(5,611)
Cash - beginning of year	21,493	14,105
Cash - end of period (a)	$11,283	$8,494

Supplementary cash flow information (all continuing operations):
Interest paid	$5,606	$5,528
Income tax paid	$151	$200
Non-cash financing activities:
Investment security transferred in dividend from discontinued operations	$-	$16,780

(a) Includes cash from discontinued operations of $726,000 and $3.3 million as of June 30, 2008 and 2007, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net income	$4,023	$491	$10,854	$3,837

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Holding losses arising during the period	(10,003)	(8,214)	(9,213)	(6,830)
Less: reclassification adjustment for (gains) losses
included in net income, net of tax (expense)
benefit: $200 and $64 for the three months
ended June 30, 2008 and 2007; ($1,041) and
($128) for the six months ended June 30, 2008
and 2007	372	119	(1,933)	(238)

Total unrealized losses on securities	(9,631)	(8,095)	(11,146)	(7,068)

Net periodic benefit cost, net of tax expense: $12 and
$27 for the three months ended June 30, 2008 and 2007;	23	50	44	122
$24 and $66 for the six months ended June 30, 2008
and 2007
Unrealized gains from derivative instruments designated
as cash flow hedges, net of tax expense: $421 and
$80 for the three months ended June 30, 2008 and 2007;
$13 and $40 for the six months ended June 30, 2008
and 2007	782	149	25	74
Foreign currency translation gains (losses), net of tax
expense (benefit): $1 for the three months ended
June 30, 2007; ($2) and ($1) for the six months ended
June 30, 2008 and 2007	-	2	(3)	(1)

Other comprehensive loss, net of tax	(8,826)	(7,894)	(11,080)	(6,873)

Comprehensive loss	$(4,803)	$(7,403)	$(226)	$(3,036)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements

1.  BUSINESS DESCRIPTION

The accompanying condensed consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”).  PMA Capital Corporation is a holding company whose operating subsidiaries provide insurance and fee-based services.  Insurance products are underwritten and marketed under the trade name The PMA Insurance Group.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  The Company also manages the run-off of its reinsurance and excess and surplus lines operations, which have been recorded as discontinued operations.

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  Approximately 90% of The PMA Insurance Group’s business is produced through independent agents and brokers.

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”).  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which the Company acquired on October 1, 2007.  On June 30, 2008, the Company acquired Webster Risk Services (“Webster”), which will operate as PMA Management Corp. of New England, Inc.  PMA Management Corp. of New England, Inc. is a Connecticut-based provider of risk management and TPA services.

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consist of the results of the Company’s former reinsurance and excess and surplus lines businesses.  The Company’s former reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.  On March 28, 2008, the Company entered into a stock purchase agreement to sell this business.  The sale is currently pending regulatory approval from the Pennsylvania Insurance Department.

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

In the fourth quarter of 2007, the Company determined that the results of its Run-off Operations should be reported as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, the Company has reclassified its prior year financial presentation to conform to these changes.  See Note 5 for additional information regarding the Company’s discontinued operations.

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2007 Annual Report on Form 10-K.

B.  Recent Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is a disclosure standard and as such will not impact the Company’s financial position, results of operations or cash flows.

3.   ACQUISITION

On April 21, 2008, the Company entered into a Stock Purchase Agreement with Webster Financial Corporation, pursuant to which the Company acquired all of the stock of Webster Risk Services.  Under the Stock Purchase Agreement, the Company paid $7.3 million for the stock of Webster on June 30, 2008.

The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$2,186
Identifiable intangible assets	2,200
Total assets	4,386

Total liabilities	2,456

Estimated fair value of net assets acquired	1,930
Purchase price	7,321
Goodwill	$5,391

Identifiable intangible assets consist of non-contractual customer relationships, which were calculated using a 10% annual attrition rate.  The non-contractual customer relationships will be amortized on a straight-line basis over 15 years.  The Company expects to recognize $147,000 of amortization expense per year over the next five years, including $73,000 for the remainder of 2008, and $1.5 million thereafter.

4.  INTANGIBLE ASSETS

Changes in the net carrying amounts of the Company’s intangible assets were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2007	$6,690	$4,312	$11,944	$22,946
Accumulated amortization	(167)	-	-	(167)
Net balance at December 31, 2007	6,523	4,312	11,944	22,779

Assets acquired	2,200	-	5,391	7,591
Amortization	(335)	-	-	(335)
Other adjustments	-	-	(22)	(22)
Net balance at June 30, 2008	$8,388	$4,312	$17,313	$30,013

On April 1, 2008, the Company paid $817,000 to the former shareholders of Midlands for contractual earn-out payments related to the fourth quarter of 2007.  This amount was reflected in goodwill at December 31, 2007.

Annual impairment testing was performed during the second quarter of 2008 on the intangible assets that relate to the prior year acquisition of Midlands.  Based upon this review, these assets were not impaired.

5.  DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour”), a Bermuda-based corporation.  Armour is an indirect wholly-owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  On May 22, 2008, Armour filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.  Because of the expected divestiture, the Company has determined that its Run-off Operations should be reflected as discontinued operations in accordance with SFAS 144.

The Agreement may be terminated by either the Company or Armour if the closing of the transaction does not occur within six months of the execution of the Agreement or such later date as the parties mutually agree.  Under the Agreement, the Company can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of first quarter adverse loss development, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  Only the expected cash amount is reflected in the Company’s financial statements.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS 144.  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums earned	$11	$517	$1,037	$1,710
Net investment income	(451)	1,221	(323)	2,007
Net realized investment gains (losses)	(729)	(620)	31	(2,028)
	(1,169)	1,118	745	1,689

Losses and loss adjustment expenses	550	185	9,830	1,292
Acquisition and operating expenses	2,120	2,496	4,987	4,320
Valuation adjustment	(3,550)	-	(10,030)	-
	(880)	2,681	4,787	5,612

Income tax benefit	(101)	(547)	(1,415)	(1,373)
Loss from discontinued operations, net of tax	$(188)	$(1,016)	$(2,627)	$(2,550)

The loss from discontinued operations for the six months ended June 30, 2008 included a first quarter after-tax charge of $2.6 million for adverse loss development at the discontinued operations.  The valuation adjustment reflects operating activity at the discontinued operations which is not expected to reduce the sale proceeds at closing.

Condensed balance sheet information of the discontinued operations is included below:

	As of		As of
	June 30,		December 31,
(dollar amounts in thousands)	2008		2007

Assets:
Investments	$172,732		$219,678
Cash	726		5,665
Reinsurance receivables	136,212		150,097
Other assets	7,519	[1]	216	[1]
Assets of discontinued operations	$317,189		$375,656

Liabilities:
Unpaid losses and loss adjustment expenses	$289,190		$339,077
Other liabilities	46,443		52,526
Liabilities of discontinued operations	$335,633		$391,603

(1)	Includes write-down of net assets of Run-off Operations to fair value less cost to sell.

6.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2008, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1,240 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to June 30, 2008 whether or not these claims had been reported to the Company.  At June 30, 2008, the estimate for such amounts recorded as liabilities of discontinued operations was $289.2 million.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to the Company.  Due to the “long-tail” nature of a significant portion of the Company’s business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss.  The Company defines long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy.  The Company’s primary long-tail line is its workers’ compensation business.  As part of the process for determining the Company’s unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as those in claims severity, frequency and settlements.  Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

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

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2008, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

7.  REINSURANCE

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Premiums written:
Direct	$99,092	$110,958	$239,523	$271,733
Assumed	2,567	4,300	5,677	8,089
Ceded	(22,513)	(33,602)	(52,271)	(72,429)
Net	$79,146	$81,656	$192,929	$207,393
Premiums earned:
Direct	$129,135	$121,013	$244,201	$234,583
Assumed	3,861	5,789	7,532	10,067
Ceded	(30,076)	(29,788)	(63,217)	(53,797)
Net	$102,920	$97,014	$188,516	$190,853
Losses and LAE:
Direct	$94,235	$85,649	$181,090	$172,306
Assumed	3,090	3,903	6,027	8,139
Ceded	(25,753)	(21,587)	(55,623)	(46,561)
Net	$71,572	$67,965	$131,494	$133,884

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  The Company’s retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $1.4 million and $8.8 million during the three and six months ended June 30, 2008, compared to $14.9 million and $33.3 million in the second quarter and first six months 2007, respectively.  The Company’s agreement with Midwest was terminated in March 2008.

8.  DEBT

In January 2008, the Company retired the remaining $1.3 million principal amount of its 6.50% Senior Secured Convertible Debt due 2022.  The Company paid $1.5 million for these bond purchases, exclusive of accrued interest, and the liens and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

9.  COMMITMENTS AND CONTINGENCIES

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of June 30, 2008 and December 31, 2007, the Company had recorded liabilities of $7.4 million and $6.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

10.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $701,000 and $392,000 for the second quarters of 2008 and 2007 and $1.2 million and $1.0 million for the six month periods ended June 30, 2008 and 2007, respectively.  The stock-based compensation expense for the first six months of 2007 included amounts related to stock options of $44,000.

Information regarding the Company’s stock option plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2008	1,522,227	$10.34
Options exercised	(134,962)	7.58
Options forfeited or expired	(146,000)	18.40
Options outstanding, June 30, 2008	1,241,265	$9.65	5.21	$1,973,690
Options exercisable, June 30, 2008	1,241,265	$9.65	5.21	$1,973,690
Option price range at June 30, 2008	$5.78 to $21.50

Information regarding the Company’s restricted stock activity was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2008	78,974	$9.99
Granted	48,500	9.34
Vested	(60,557)	9.94
Forfeited	(3,000)	9.39
Restricted stock at June 30, 2008	63,917	$9.57

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $126,000 and $272,000 for the three and six months ended June 30, 2008, compared to $139,000 and $470,000 for the same periods last year.  At June 30, 2008, unrecognized compensation expense for non-vested restricted stock was $445,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first six months of 2008, employees remitted 917 shares to the Company to satisfy their payment of withholding taxes for vested awards.

In March 2006 and 2007 and February 2008, the Compensation Committee approved the 2006, 2007 and 2008 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009, 2010 and 2011 if the after-tax return on equity in 2008, 2009 and 2010 is within a specified range.  The Company recognized expenses related to these plans of $575,000 and $950,000 for the three and six month periods ended June 30, 2008, compared to $250,000 and $500,000 for the same periods last year.

11.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Denominator:
Basic shares	31,801,059	32,418,525	31,744,055	32,458,259
Dilutive effect of:
Stock options	237,825	342,123	209,189	298,372
Restricted stock	65,894	77,398	70,476	116,170
Convertible debt	27,798	-	27,798	-
Total diluted shares	32,132,576	32,838,046	32,051,518	32,872,801

The effects of 234,000 and 332,000 stock options were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2008, respectively, and the effects of 408,000 stock options were excluded from the computations of diluted earnings per share for both the three and six months ended June 30, 2007, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the six months ended June 30, 2008 also do not assume the effects of the potential conversion of the Company’s convertible debt into 4,000 shares of Class A Common Stock, because they were anti-dilutive.  The effects of the potential conversion of the Company’s convertible debt into 1.1 million and 1.2 million shares of Class A Common Stock were also excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2007, respectively, because they were anti-dilutive.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a description of the Company’s categorization of the fair value of its fixed maturities available for sale:

•
Level 1 – Fair value measures are based on unadjusted quoted market prices in active markets for identical securities.  The fair value of fixed maturities included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  The Company includes U.S. Treasury securities in the Level 1 category.

•
Level 2 – Fair value measures are based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of fixed maturities included in the Level 2 category were based on market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  The Company includes U.S. Government-sponsored agency obligations, states, political subdivisions and foreign government securities, corporate debt securities, and mortgage-backed and other asset-backed securities in the Level 2 category.

•
Level 3 – Fair value measures are based on inputs that are unobservable and significant to the overall fair value measurement, and may involve management judgment.  The Company included private placement securities for which there was no active secondary market in the Level 3 category.

The following table provides the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$730,466	$36,056	$691,910	$2,500

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the three and six months ended June 30, 2008.

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Beginning balance as of January 1, 2008 and April 1, 2008	$1,000
Purchases	1,500
Ending balance as of June 30, 2008	$2,500

13.  BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.  In the fourth quarter of 2007, the Company reported the results of its Run-off Operations as discontinued operations.  For comparative purposes, the Company has reclassified its prior period financial presentation to conform with this change.

Operating income, which is GAAP net income excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Revenues:
The PMA Insurance Group	$114,110	$106,752	$208,927	$210,302
Fee-based Business	16,057	7,715	32,709	15,544
Corporate and Other	(425)	65	(484)	51
Net realized investment gains (losses)	(572)	(1,134)	2,946	(156)
Total revenues	$129,170	$113,398	$244,098	$225,741

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$11,341	$7,799	$24,960	$18,729
Fee-based Business	1,201	601	3,387	1,394
Corporate and Other	(5,424)	(4,893)	(10,435)	(9,988)
Pre-tax operating income	7,118	3,507	17,912	10,135
Income tax expense	2,535	1,263	6,346	3,647
Operating income	4,583	2,244	11,566	6,488
Realized investment gains (losses) after tax	(372)	(737)	1,915	(101)
Income from continuing operations	4,211	1,507	13,481	6,387
Loss from discontinued operations, net of tax (1)	(188)	(1,016)	(2,627)	(2,550)
Net income	$4,023	$491	$10,854	$3,837

(1)	Effective in the fourth quarter of 2007, the Company reported the results of its former Run-off Operations segment as discontinued operations.

Net premiums earned by principal line of business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

The PMA Insurance Group:
Workers' compensation	$93,909	$90,636	$171,798	$176,102
Commercial automobile	5,318	4,907	10,587	9,991
Commercial multi-peril	2,384	1,573	4,396	2,832
Other	1,436	58	1,984	2,244
Total net premiums earned	103,047	97,174	188,765	191,169
Corporate and Other	(127)	(160)	(249)	(316)
Consolidated net premiums earned	$102,920	$97,014	$188,516	$190,853

The Company’s total assets by principal business segment were as follows:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2008	2007

The PMA Insurance Group	$2,044,998	$2,032,848
Fee-based Business	95,173	67,313
Corporate and Other (1)	79,273	105,824
Assets of discontinued operations	317,189	375,656
Total assets	$2,536,633	$2,581,641

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of June 30, 2008, compared with December 31, 2007, and our results of operations for the three and six months ended June 30, 2008, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

In the fourth quarter of 2007, we reported the results of our Run-off Operations as discontinued operations.  On March 28, 2008, we entered into a stock purchase agreement to sell this business. The sale is currently pending regulatory approval from the Pennsylvania Insurance Department.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Balance Sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the Statements of Operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform with these changes.

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

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business segment consists of the results of PMA Management Corp. and Midlands Management Corporation (“Midlands”).  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which we acquired on October 1, 2007.  On June 30, 2008, we acquired Webster Risk Services, which we will operate as PMA Management Corp. of New England, Inc.  PMA Management Corp. of New England, Inc. is a Connecticut-based provider of risk management and TPA services.

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  On March 28, 2008, we entered into a Stock Purchase Agreement (the “Agreement”) to sell our Run-off Operations to Armour Reinsurance Group Limited (“Armour”), a Bermuda-based corporation.  On May 22, 2008, Armour filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.

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

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $4.0 million for the second quarter of 2008, compared to $491,000 for the second quarter of 2007.  Operating income, which we define as net income excluding realized gains (losses) and results from discontinued operations, was $4.6 million for the three months ended June 30, 2008, compared to $2.2 million for the same period last year.  For the first six months of 2008, we had net income of $10.9 million, compared to $3.8 million for the first half of 2007.  Operating income for the first six months of 2008 was $11.6 million, compared to $6.5 million for the same period last year.  Included in net income and operating income for the three and six months ended June 30, 2008 was an after-tax gain of $1.4 million, which resulted from the sale of a property at The PMA Insurance Group.

Income from continuing operations included the following after-tax net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Net realized gains (losses) after tax:
Sales of investments	$(372)	$(119)	$1,933	$238
Change in fair value of debt derivative	-	(507)	-	(228)
Other	-	(111)	(18)	(111)
Net realized gains (losses) after tax	$(372)	$(737)	$1,915	$(101)

Consolidated revenues for the second quarter of 2008 were $129.2 million, compared to $113.4 million for the same period last year.  Consolidated revenues for the first six months of 2008 were $244.1 million, compared to $225.7 million for the same period in 2007.  Net premiums earned for the second quarter increased 6% to $102.9 million, compared to the same period a year ago.  Net premiums earned were $188.5 million for the first six months of 2008, compared to $190.9 million for the same period last year.  Claims service revenues for the second quarter and first six months of 2008 were $12.9 million and $24.9 million, compared to $7.5 million and $15.2 million for the same periods in 2007.  Commission income during the second quarter and first six months of 2008 was $2.6 million and $6.9 million.

In this MD&A, in addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which is GAAP net income excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$11,341	$7,799	$24,960	$18,729
Fee-based Business	1,201	601	3,387	1,394
Corporate and Other	(5,424)	(4,893)	(10,435)	(9,988)
Pre-tax operating income	7,118	3,507	17,912	10,135
Income tax expense	2,535	1,263	6,346	3,647
Operating income	4,583	2,244	11,566	6,488
Realized investment gains (losses) after tax	(372)	(737)	1,915	(101)
Income from continuing operations	4,211	1,507	13,481	6,387
Loss from discontinued operations, net of tax (1)	(188)	(1,016)	(2,627)	(2,550)
Net income	$4,023	$491	$10,854	$3,837

(1)	Effective in the fourth quarter of 2007, we reported the results of our former Run-off Operations segment as discontinued operations.

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums written	$79,273	$81,816	$193,178	$207,709

Net premiums earned	103,047	97,174	188,765	191,169
Net investment income	8,943	9,578	18,042	19,133
Other revenues	2,120	-	2,120	-
Total revenues	114,110	106,752	208,927	210,302

Losses and LAE	71,572	67,965	131,494	133,884
Acquisition and operating expenses	29,516	28,690	49,696	53,520
Dividends to policyholders	1,493	2,047	2,375	3,669
Total losses and expenses	102,581	98,702	183,565	191,073

Operating income before income
taxes and interest expense	11,529	8,050	25,362	19,229

Interest expense	188	251	402	500

Pre-tax operating income	$11,341	$7,799	$24,960	$18,729

Combined ratio	99.5%	101.6%	97.2%	99.9%
Less: net investment income ratio	8.7%	9.9%	9.6%	10.0%
Operating ratio	90.8%	91.7%	87.6%	89.9%

The PMA Insurance Group recorded pre-tax operating income of $11.3 million for the second quarter of 2008, compared to $7.8 million for the same period last year.  Year-to-date pre-tax operating income increased to $25.0 million, compared to $18.7 million for the first half of 2007.  The increases for both the second quarter and first six months of 2008 were due primarily to improved underwriting results, as reflected in our lower combined ratios, as well as a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices.  The second quarter increase was also impacted by an increase in net premiums earned.

Premiums

Direct premium production was up during the second quarter and first six months of 2008, compared to the same periods last year.  We define direct premium production as direct premiums written, excluding premium adjustments and fronting premiums.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Direct premium production	$96,736	$96,316	$243,344	$239,705
Fronting premiums	2,113	14,936	10,256	33,337
Premium adjustments	370	(134)	(13,828)	(993)
Direct premiums written	$99,219	$111,118	$239,772	$272,049

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Workers' compensation:
Direct premiums written	$84,714	$98,266	$208,426	$242,477
Premiums assumed	2,536	4,248	5,607	7,988
Premiums ceded	(17,064)	(28,072)	(41,031)	(60,714)
Net premiums written	$70,186	$74,442	$173,002	$189,751
Commercial lines:
Direct premiums written	$14,505	$12,852	$31,346	$29,572
Premiums assumed	31	52	70	101
Premiums ceded	(5,449)	(5,530)	(11,240)	(11,715)
Net premiums written	$9,087	$7,374	$20,176	$17,958
Total:
Direct premiums written	$99,219	$111,118	$239,772	$272,049
Premiums assumed	2,567	4,300	5,677	8,089
Premiums ceded	(22,513)	(33,602)	(52,271)	(72,429)
Net premiums written	$79,273	$81,816	$193,178	$207,709

Direct workers’ compensation premiums written were $84.7 million in the second quarter of 2008, compared to $98.3 million during the same period last year.  These premium writings during the first six months of 2008 were $208.4 million, compared to $242.5 million during the first half of the prior year.  Our renewal retention rate on existing workers’ compensation accounts was 84% for both the second quarters of 2008 and 2007, and our renewal retention rate was 85% for the first six months of 2008 and 2007.  Direct workers’ compensation premiums written for both periods were down due to a reduction in fronting premiums, and were also down for the first six months of 2008 due to higher return premium adjustments of $13.1 million.  The premium adjustments primarily reflect favorable loss experience on loss-sensitive products where the insured shares in the underwriting result of the policy.  Fronting premiums were $2.1 million and $10.3 million in the second quarter and first six months of 2008, compared to $14.9 million and $33.3 million for the same periods a year ago.  The decreases in fronting premiums are the result of the termination of our agreement with Midwest Insurance Companies (“Midwest”) in March 2008.  We continue to earn commissions from the Midwest agreement and service the business previously written, but no additional business has been written or renewed since the termination date.  As discussed further below, we recently entered into a fronting arrangement which will begin producing workers’ compensation business in the third quarter.  Excluding fronting business, we wrote $19.9 million of new workers’ compensation business in the second quarter of 2008 and $51.5 million for the first half of 2008, compared to $20.2 million and $57.4 million during the same periods last year.

We entered into a fronting agreement considerably smaller than Midwest in February 2008, and we also recently entered into a fronting arrangement in July 2008 with Appalachian Underwriters (“Appalachian”), who will underwrite and service workers’ compensation policies using our approved forms and guidelines.  The workers’ compensation business produced with Appalachian will be primarily located in the southeastern part of the United States.  We will retain approximately 10% of the direct premiums and related losses on this business.  We will also earn an administrative fee based upon the direct premiums earned under the agreement as well as fees for providing claims services on the business.  All of the participating reinsurers, except for Accident Insurance Company (“AIC”), an affiliate of Appalachian, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  AIC does not have an A.M. Best financial strength rating.  We are mitigating our credit risk with AIC by requiring them to secure amounts owed by holding cash in trust.  We expect that direct premiums written under this agreement will be between $20 million and $30 million on an annualized basis.

Pricing on our rate-sensitive workers’ compensation business declined 7% during the first six months of 2008, compared to a 4% decrease during the first six months of 2007.  Our pricing on this business during the first six months of 2008 decreased 26% in New York and 17% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau, which we believe were consistent with loss trends in each state.  These two states collectively represent about 16% of our overall rate-sensitive workers’ compensation business written during the first six months of 2008.  Exclusive of business written in New York and Florida, our pricing on rate-sensitive workers’ compensation business decreased 4% for the six months ended June 30, 2008.

Pricing on our rate-sensitive workers’ compensation business in Pennsylvania declined 5% during the first six months of 2008.  In Pennsylvania, we are affected by a 10.2% reduction in loss costs that the Pennsylvania Insurance Department approved earlier this year.  While this resulted in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the level of the loss costs reduction.  We also believe that the loss cost change should not significantly affect the profitability of our loss-sensitive book of business, which represents about 42% of our Pennsylvania workers’ compensation business.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) were $14.5 million in the second quarter of 2008, compared to $12.9 million for the same period last year.  For the first six months of the year, direct premiums written for Commercial Lines were $31.3 million in 2008, compared to $29.6 million in 2007.  New business increased to $5.8 million in the second quarter of 2008, up from $5.4 million in the second quarter of 2007, and new business for the first six months increased to $8.9 million in 2008, compared to $7.2 million for the same period last year.  Our renewal retention rate on existing Commercial Lines accounts was 84% and 85% for the three and six months ended June 30, 2008, compared to 90% and 91% for the three and six months ended June 30, 2007.

Total premiums assumed decreased by $1.7 million and $2.4 million during the second quarter and first six months of 2008, compared to the same periods last year.  The decline in both periods was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation decreased by $11.0 million and $19.7 million during the three and six months ended June 30, 2008, compared to the same periods a year ago.  The declines were primarily due to lower premiums ceded under the Midwest agreement. The year-to-date decline was partially offset by an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for other commercial lines decreased by $475,000 during the first six months of 2008, compared to the same period in 2007, mainly resulting from a decrease in casualty treaty rates.

In total, net premiums written decreased by 3% during the second quarter of 2008, compared to the same period last year, while year-to-date net premiums written decreased by 7%, compared to the same period in 2007, and net premiums earned increased by 6% during the second quarter of 2008 and decreased by 1% for the first six months of 2008, compared to the same periods last year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loss and LAE ratio	69.4%	69.9%	69.6%	70.0%
Expense ratio:
Acquisition expense	19.0%	19.3%	18.1%	19.6%
Operating expense	9.7%	10.3%	8.2%	8.4%
Total expense ratio	28.7%	29.6%	26.3%	28.0%
Policyholders' dividend ratio	1.4%	2.1%	1.3%	1.9%
Combined ratio	99.5%	101.6%	97.2%	99.9%

The loss and LAE ratios improved by 0.5 points during the second quarter of 2008 and by 0.4 points during the first six months of 2008, compared to the same periods last year.  The improved loss and LAE ratios for both periods were primarily due to lower current accident year loss and LAE ratios, compared to 2007.  The year-to-date loss and LAE ratio also benefited from favorable development in our loss-sensitive business which resulted in the retrospective premium adjustments reflected in our first quarter results.  Our current accident year loss and LAE ratios benefited in 2008 from changes in the type of workers’ compensation products selected by our insureds.  Pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends.  We estimated our medical cost inflation to be 6.5% in the first six months of 2008, compared to our estimate of 8% in the first six months of 2007.  The medical cost inflation rate has declined due to a decrease in utilization as well as our enhanced network and managed care initiatives.  However, we expect that medical cost inflation will continue to be a significant component of our overall loss experience.

The total expense ratios improved by 0.9 points and 1.7 points in the second quarter and first six months of 2008, compared to the same periods last year. Commissions earned under our fronting agreements reduced the year-to-date acquisition expense ratio by 0.9 points, compared to 0.6 points for the same period in 2007.  Although our agreement with Midwest was terminated, we continue to earn commissions on this business until the underlying policies expire.  Our year-to-date acquisition expense ratio also benefited from reductions in premium-based state assessments.

The policyholders’ dividend ratios were lower by 0.7 points and 0.6 points in the second quarter and first six months of 2008, compared to the same periods last year.  The prior year periods reflected better loss experience on participating policies, which resulted in larger dividends on participating products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $8.9 million for the second quarter of 2008, compared to $9.6 million for the same period a year ago.  For the first six months of 2008, net investment income decreased $1.1 million to $18.0 million, compared to the first half of 2007.  The decreases were due primarily to lower yields of approximately 40 basis points for the quarter and 30 basis points year-to-date.

Other Revenues

Other revenues for the second quarter and first six months of 2008 reflected a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices.  We are leasing a new, more modern facility for the branch office.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Claims service revenues	$13,213	$7,535	$25,321	$15,200
Commission income	2,644	-	6,925	-
Net investment income	118	180	279	344
Other revenues	82	-	184	-
Total revenues	16,057	7,715	32,709	15,544

Operating expenses	14,856	7,114	29,322	14,150

Pre-tax operating income	$1,201	$601	$3,387	$1,394

Pre-tax operating income for the Fee-based Business was $1.2 million for the second quarter of 2008, compared to $601,000 for the same period in 2007.  Year-to-date pre-tax operating income was $3.4 million, compared to $1.4 million for the first half of 2007.  The increases for both the second quarter and first six months of 2008 were due primarily to the inclusion of Midlands’ results.  We acquired this business on October 1, 2007.

On April 21, 2008, we entered into a Stock Purchase Agreement with Webster Financial Corporation, pursuant to which we acquired all of the stock of Webster Risk Services, which will operate as PMA Management Corp. of New England, Inc.  Under the Stock Purchase Agreement, we paid $7.3 million for the stock of PMA Management Corp. of New England, Inc. on June 30, 2008.  Beginning in the third quarter of 2008, we will report the operating results of PMA Management Corp. of New England, Inc. within our Fee-based Business segment. We expect to continue to grow the newly acquired business, which currently generates $6 million in annual revenues.

Fee-based Revenues

Fee-based revenues, excluding net investment income, were $15.9 million and $32.4 million for the second quarter and first six months of 2008, compared to $7.5 million and $15.2 million for the same periods in 2007.  The increases were primarily due to the inclusion of Midlands’ revenues, which accounted for $6.4 million and $14.0 million of this growth for the second quarter and first six months of 2008.  The increases also reflected higher fees for managed care services of $1.1 million and $1.7 million for the second quarter and year-to-date periods in 2008, compared to 2007.  The increase in the first six months of 2008, compared to the same period last year, also included an increase in fees of $1.1 million for claims services provided to self-insured clients.  Managed care services include medical bill review services and access to our preferred provider network partnerships.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.  We have experienced an increase in the competitiveness in the excess workers’ compensation business during 2008.

Expenses

Operating expenses increased to $14.9 million in the second quarter of 2008, up from $7.1 million in the second quarter of 2007.  Year-to-date operating expenses increased to $29.3 million, compared to $14.2 million during the same period last year.  The increases in operating expenses for both periods primarily reflected the inclusion of Midlands’ operating expenses, which included $1.2 million and $3.2 million in commission expenses and $168,000 and $335,000 related to the amortization of intangible assets for the second quarter and six months ended June 30, 2008, respectively.  The increases also reflected higher direct costs of $1.2 million and $2.0 million associated with the claims and managed care services provided to self-insured clients for the second quarter and first six months of 2008, compared to the same periods for 2007.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $5.4 million during the second quarter of 2008, compared to $4.9 million during the same period last year.  Net expenses were $10.4 million during the first six months of 2008, compared to $10.0 million during the first six months of 2007.  We incurred $655,000 in contract severance costs associated with the March 2008 retirement of an executive officer.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our former reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.

On March 28, 2008, we entered into a Stock Purchase Agreement to sell our Run-off Operations to Armour Reinsurance Group Limited, a Bermuda-based corporation.  Armour is an indirect wholly-owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  On May 22, 2008, Armour filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.

The Agreement may be terminated either by us or Armour if the closing of the transaction does not occur within six months of the execution of the Agreement or such later date as the parties mutually agree.  Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.  As a result of first quarter adverse loss development, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  Only the expected cash amount is reflected in our financial statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums earned	$11	$517	$1,037	$1,710
Net investment income	(451)	1,221	(323)	2,007
Net realized investment gains (losses)	(729)	(620)	31	(2,028)
	(1,169)	1,118	745	1,689

Losses and loss adjustment expenses	550	185	9,830	1,292
Acquisition and operating expenses	2,120	2,496	4,987	4,320
Valuation adjustment	(3,550)	-	(10,030)	-
	(880)	2,681	4,787	5,612

Income tax benefit	(101)	(547)	(1,415)	(1,373)
Loss from discontinued operations, net of tax	$(188)	$(1,016)	$(2,627)	$(2,550)

The loss from discontinued operations for the six months ended June 30, 2008 included a first quarter after-tax charge of $2.6 million for adverse loss development at the discontinued operations. The valuation adjustment reflects operating activity at the discontinued operations which is not expected to reduce the sale proceeds at closing.  Acquisition and operating expenses in the first six months of 2007 were reduced by $1.0 million due to a reduction in the allowance for uncollectible reinsurance.

Loss Reserves

At June 30, 2008, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of June 30, 2008 was $1,240 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to June 30, 2008 whether or not these claims had been reported to us.

Unpaid losses and LAE reflect management’s best estimate of future amounts needed to pay claims and related settlement costs with respect to insured events which have occurred, including events that have not been reported to us.  Due to the “long-tail” nature of a significant portion of our business, in many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss.  We define long-tail business as those lines of business in which a majority of coverage involves average loss payment lags of several years beyond the expiration of the policy.  Our primary long-tail line is our workers’ compensation business.  This business is subject to more unforeseen development than shorter tailed lines of business.  As part of the process for determining our unpaid losses and LAE, various actuarial models are used that analyze historical data and consider the impact of current developments and trends, such as those in claims severity, frequency and settlements.  Also considered are legal developments, regulatory trends, legislative developments, changes in social attitudes and economic conditions.

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

We believe that our unpaid losses and LAE are fairly stated at June 30, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2008, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At June 30, 2008, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $289.2 million.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At June 30, 2008, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

Net cash flows used in operating activities were $48.0 million in the first six months of 2008, compared to $51.5 million for the same period last year.  The decrease in operating cash flows used was primarily due to a decrease in cash used at our discontinued operations.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to invest these positive cash flows and earn investment income.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of these operations into the foreseeable future.  In March 2008, we entered into a Stock Purchase Agreement with Armour to sell our Run-off Operations.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.  Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of first quarter adverse loss development, the cash to be received and the value of the promissory note at closing will each be reduced by $4 million.  We also expect to pay closing costs of approximately $500,000 related to the sale.

At the holding company level, our primary sources of liquidity are dividends, tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At June 30, 2008, we had $27.5 million of cash and short-term investments at the holding company and non-regulated subsidiaries, which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

The PMA Insurance Group’s principal insurance subsidiaries (the “Pooled Companies”) have the ability to pay $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Pennsylvania Insurance Department.

In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $352.1 million as of June 30, 2008, including $10.0 million relating to surplus notes.  Given the anticipated sale of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary in run-off, we do not expect to receive any dividends from this operation in 2008.  As of June 30, 2008, the statutory surplus of PMACIC was $37.8 million.

Net tax payments received from subsidiaries were $5.8 million during the second quarter of 2008, compared to $4.9 million during the same period last year.  Net tax payments received from subsidiaries during the first six months of 2008 were $7.8 million, compared to $16.2 million for the same period in 2007.

On April 21, 2008, we entered into a Stock Purchase Agreement with Webster Financial Corporation, pursuant to which we acquired all of the stock of Webster Risk Services, which will operate as PMA Management Corp. of New England, Inc.  Under the Stock Purchase Agreement, we paid $7.3 million for the stock of PMA Management Corp. of New England, Inc. on June 30, 2008.  The purchase price adjusted for certain closing adjustments and net of cash received on the sale resulted in a net cash outflow on this transaction of $5.8 million.

As of June 30, 2008, our total outstanding debt was $129.8 million, compared to $131.3 million at December 31, 2007.  In January 2008, we retired the remaining $1.3 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 for which we paid $1.5 million, exclusive of accrued interest, and the liens and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

We incurred interest expense of $2.7 million during the second quarter of 2008, compared to $2.8 million during the same period last year.  Interest expense for the first six months of 2008 totaled $5.5 million, compared to $5.7 million during the first six months of 2007.  We paid interest of $2.7 million during the second quarter of 2008, compared to $2.4 million during the same period last year.  We have paid $5.6 million in interest through the first six months of 2008, compared to $5.5 million during the first six months of 2007.  We expect to pay interest of $5 million for the remainder of 2008.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The market values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of June 30, 2008, the duration of our investments that support the insurance reserves was 3.8 years, which approximates the duration of our reserves of 3.7 years.

INVESTMENTS

At June 30, 2008, our investments were carried at a fair value of $790.3 million and had an amortized cost of $800.9 million.  The average credit quality of our portfolio was AAA-.  All but four of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At June 30, 2008, all but two of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The two below investment grade securities had an aggregate fair value of $4.2 million and an aggregate unrealized loss of $423,000.

At June 30, 2008, $439.3 million, or 56% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations.  Of this $439.3 million, $18.2 million, or 4%, were residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $18.2 million, which includes $16.4 million of alternative A collateral and $1.8 million of sub-prime collateral, had an estimated weighted average life of 2.9 years, with $5.7 million of that balance expected to pay off within one year, and an average credit quality of AAA.  The portfolio also held securities with a fair value of $18.4 million, or 2%, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $13.6 million were asset-backed securities with a weighted average life of 4.1 years and whose underlying collateral had an imputed internal rating of “A”.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.  Based upon our high quality collateral and short average life, we do not expect to incur material losses of principal from these holdings.

We have also recently reviewed our exposure to Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”) securities in our investment portfolio.  At June 30, 2008, we had preferred stock issued by those entities that we carried at $918,000.  We have no other equity exposure to those entities.  We hold $10.2 million of general obligation debt issued by these two agencies, substantially all of which has a maturity date in 2014 or sooner.  We also hold $172.1 million of FHLMC and FNMA backed collateralized mortgage obligations and mortgage-backed securities.  The average credit quality of these securities is “AAA” and we currently do not believe there are any material impairment issues related to these securities.

The net unrealized loss on our investments at June 30, 2008 was $10.6 million, or 1.3% of the amortized cost basis.  The net unrealized loss included gross unrealized gains of $4.6 million and gross unrealized losses of $15.2 million.

For all but three securities, which were carried at a fair value of $2.5 million at June 30, 2008, we determined the fair values of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the three securities whose prices were not obtained from the public markets, which were privately placed 18-month construction bridge loans totaling $2.5 million with no secondary market, we considered their current fair value to approximate original cost.

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

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Sales of investments:
Realized gains	$248	$88	$4,166	$821
Realized losses	(820)	(271)	(1,192)	(455)
Change in fair value of debt derivative	-	(780)	-	(351)
Other	-	(171)	(28)	(171)
Total net realized investment gains (losses)	$(572)	$(1,134)	$2,946	$(156)

The gross realized gains and losses on sales of investments for the three and six months ended June 30, 2008 primarily related to general duration management trades.  The gross realized gains and losses on sales of investments for the three and six months ended June 30, 2007 primarily related to the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities.  The sales of investments for all periods focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of June 30, 2008, our investment portfolio had gross unrealized losses of $15.2 million.  For securities that were in an unrealized loss position at June 30, 2008, the length of time that such securities were in an unrealized loss position, as measured by their month end market value, was as follows:
					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	116	$311.9	$320.8	$(8.9)	97%
6 to 9 months	3	13.9	14.5	(0.6)	96%
9 to 12 months	4	3.1	3.2	(0.1)	97%
More than 12 months	28	49.3	52.9	(3.6)	93%
Subtotal	151	378.2	391.4	(13.2)	97%
U.S. Treasury and Agency securities	55	111.2	113.2	(2.0)	98%
Total	206	$489.4	$504.6	$(15.2)	97%

Of the 28 securities that have been in an unrealized loss position for more than 12 months, 27 securities have a total fair value of 95% of their combined amortized cost basis at June 30, 2008, and an average unrealized loss per security of approximately $101,000.  The one security with an unrealized loss greater than 20% of its amortized cost at June 30, 2008 has a fair value of $477,000 and an amortized cost of $1.4 million.  This security, whose $1.4 million principal is backed and guaranteed at maturity by discounted agency securities, matures in 2033.  We have both the ability and intent to hold this security until it matures.

The contractual maturities of securities in an unrealized loss position at June 30, 2008 were as follows:

	Fair	Amortized	Unrealized	Percentage Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2008	$-	$-	$-	0%
2009-2012	86.0	87.5	(1.5)	98%
2013-2017	48.5	50.0	(1.5)	97%
2018 and thereafter	27.6	28.4	(0.8)	97%
Non-agency mortgage and other asset-backed securities	216.1	225.5	(9.4)	96%
Subtotal	378.2	391.4	(13.2)	97%
U.S. Treasury and Agency securities	111.2	113.2	(2.0)	98%
Total	$489.4	$504.6	$(15.2)	97%

Discontinued Operations

At June 30, 2008, the fair value of the investment portfolio at our discontinued operations was $172.7 million, which included accrued investment income of $324,000 related to trading securities in the portfolio, and had an amortized cost of $172.0 million.  At June 30, 2008, 82% of the investment portfolio was comprised of short-term investments.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is a disclosure standard and as such will not impact our financial position, results of operations or cash flows.

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
•
uncertainties related to possible terrorist activities or international hostilities and whether the Terrorism Risk Insurance Program Reauthorization Act of 2007 is extended beyond its December 31, 2014 termination date; and

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our periodic filings with the U.S. Securities and Exchange Commission.  During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 7, 2008.  At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect three nominees as members of our Board of Directors to serve for terms expiring at the 2011 Annual Meeting and until their successors are elected:

Name of Nominee	Votes Cast For	Votes Withheld
Peter S. Burgess	24,715,024	667,864
Charles T. Freeman	24,715,024	667,864
James C. Hellauer	24,714,424	668,464

The following members of our Board of Directors continue to serve the remainder of their existing terms in office:

Vincent T. Donnelly
Patricia A. Drago
J. Gregory Driscoll
Richard Lutenski
James F. Malone, III *
John D. Rollins
L.J. Rowell, Jr.
Neal C. Schneider

* Effective May 15, 2008, Mr. Malone retired from his position as a member of our Board of Directors.

2.	Proposal to ratify the appointment of Beard Miller Company LLP as our independent registered public accounting firm for 2008 was approved as follows:

Total Votes
Votes in favor	25,352,265
Votes against	25,848
Abstentions	4,774
Broker non-votes	-

Item 6.  Exhibits.

The Exhibits are listed in the Exhibit Index on page 35.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 4, 2008	By: /s/ William E. Hitselberger
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