Form 10-Q
period 2008-09-30
PMA CAPITAL CORP
filed 2008-11-04
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 001-31706

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Sentry Parkway	19422
Blue Bell, Pennsylvania	(Zip Code)
(Address of principal executive offices)

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
YES /  / NO /X/

There were 31,965,806 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on October 31, 2008.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2008 and
	December 31, 2007 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three and nine months
	ended September 30, 2008 and 2007 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three	4
	and nine months ended September 30, 2008 and 2007 (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	34

Item 4.	Controls and Procedures.	34

Part II.	Other Information

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 6.	Exhibits.	34

Signatures		35

Exhibit Index		36

Part I.  Financial Information
Item 1.  Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
(in thousands, except share data)	2008	2007

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2008 - $734,886; 2007 - $722,587)	$701,738	$728,725
Short-term investments	88,358	78,426
Total investments	790,096	807,151

Cash	12,502	15,828
Accrued investment income	6,104	5,768
Premiums receivable (net of valuation allowance: 2008 - $9,988; 2007 - $9,341)	226,709	222,140
Reinsurance receivables (net of valuation allowance: 2008 - $4,608; 2007 - $4,608)	824,512	795,938
Prepaid reinsurance premiums	23,051	32,361
Deferred income taxes, net	131,132	118,857
Deferred acquisition costs	43,317	37,404
Funds held by reinsureds	49,292	42,418
Intangible assets	30,518	22,779
Other assets	152,327	105,341
Assets of discontinued operations	309,607	375,656
Total assets	$2,599,167	$2,581,641

Liabilities:
Unpaid losses and loss adjustment expenses	$1,247,069	$1,212,956
Unearned premiums	247,302	226,178
Long-term debt	129,380	131,262
Accounts payable, accrued expenses and other liabilities	247,196	195,895
Reinsurance funds held and balances payable	34,185	39,324
Dividends to policyholders	5,150	5,839
Liabilities of discontinued operations	330,891	391,603
Total liabilities	2,241,173	2,203,057

Commitments and contingencies (Note 10)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2008 - 34,217,945 shares issued and 31,965,806 outstanding;
2007 - 34,217,945 shares issued and 31,761,106 outstanding)	171,090	171,090
Additional paid-in capital	112,427	111,088
Retained earnings	144,286	136,627
Accumulated other comprehensive loss	(40,149)	(6,663)
Treasury stock, at cost (2008 - 2,252,139 shares; 2007 - 2,456,839 shares)	(29,660)	(33,558)
Total shareholders' equity	357,994	378,584
Total liabilities and shareholders' equity	$2,599,167	$2,581,641

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenues:
Net premiums written	$123,995	$116,116	$316,924	$323,509
Change in net unearned premiums	(26,021)	(22,343)	(30,434)	(38,883)
Net premiums earned	97,974	93,773	286,490	284,626
Claims service revenues	15,696	7,595	40,585	22,795
Commission income	2,637	-	9,549	-
Net investment income	8,870	9,914	27,345	29,619
Net realized investment gains (losses)	(7,929)	153	(4,983)	(3)
Other revenues	125	33	2,485	172
Total revenues	117,373	111,468	361,471	337,209

Losses and expenses:
Losses and loss adjustment expenses	68,660	63,163	200,154	197,047
Acquisition expenses	15,898	18,182	50,114	55,720
Operating expenses	26,906	16,900	76,586	51,912
Dividends to policyholders	1,169	2,205	3,544	5,874
Interest expense	2,734	3,075	8,209	8,734
Total losses and expenses	115,367	103,525	338,607	319,287
Income from continuing operations before income taxes	2,006	7,943	22,864	17,922
Income tax expense	755	2,765	8,132	6,357
Income from continuing operations	1,251	5,178	14,732	11,565
Loss from discontinued operations, net of tax	(2,310)	(13,981)	(4,937)	(16,531)
Net income (loss)	$(1,059)	$(8,803)	$9,795	$(4,966)

Income (loss) per share:
Basic:
Continuing Operations	$0.04	$0.16	$0.46	$0.36
Discontinued Operations	(0.07)	(0.44)	(0.15)	(0.51)
	$(0.03)	$(0.28)	$0.31	$(0.15)
Diluted:
Continuing Operations	$0.04	$0.16	$0.46	$0.35
Discontinued Operations	(0.07)	(0.43)	(0.15)	(0.50)
	$(0.03)	$(0.27)	$0.31	$(0.15)

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$9,795	$(4,966)
Less: Loss from discontinued operations	(4,937)	(16,531)
Income from continuing operations, net of tax	14,732	11,565
Adjustments to reconcile income from continuing operations
to net cash flows used in operating activities:
Deferred income tax expense	7,216	5,620
Net realized investment losses	4,983	3
Stock-based compensation	1,917	1,413
Depreciation and amortization	3,854	2,523
Change in:
Premiums receivable and unearned premiums, net	16,555	(15)
Dividends to policyholders	(689)	280
Reinsurance receivables	(28,574)	(75,008)
Prepaid reinsurance premiums	9,310	(15,743)
Unpaid losses and loss adjustment expenses	34,113	53,846
Funds held by reinsureds	(6,874)	(6,718)
Reinsurance funds held and balances payable	(5,139)	17,884
Accrued investment income	(336)	(294)
Deferred acquisition costs	(5,913)	(6,387)
Accounts payable, accrued expenses and other liabilities	(4,892)	17,067
Other, net	(19,235)	(4,685)
Discontinued operations	(67,809)	(75,999)
Net cash flows used in operating activities	(46,781)	(74,648)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(304,476)	(209,316)
Maturities and calls	33,212	53,241
Sales	277,601	147,900
Sales of fixed maturities trading	-	17,458
Net purchases of short-term investments	(9,911)	(22,410)
Purchase of subsidiaries, net of cash received	(7,402)	-
Sale of other assets	2,120	-
Other, net	(9,085)	(3,416)
Discontinued operations	61,005	91,495
Net cash flows provided by investing activities	43,064	74,952

Cash flows from financing activities:
Repayments of long-term debt	(5,766)	(17,297)
Proceeds from exercise of stock options	1,195	444
Shares purchased under stock-based compensation plans	(11)	(273)
Proceeds from issuance of long-term debt	-	20,619
Debt issuance costs	-	(604)
Purchase of treasury stock	-	(8,611)
Dividend from discontinued operations	-	17,500
Other payments to discontinued operations	(1,831)	(1,921)
Discontinued operations	1,831	(15,579)
Net cash flows used in financing activities	(4,582)	(5,722)

Net decrease in cash	(8,299)	(5,418)
Cash - beginning of year	21,493	14,105
Cash - end of period (a)	$13,194	$8,687

Supplementary cash flow information (all continuing operations):
Interest paid	$8,306	$8,416
Income tax paid	$345	$737
Non-cash financing activities:
Investment security transferred in dividend from discontinued operations	$-	$16,780

(a) Includes cash from discontinued operations of $692,000 and $4.5 million as of September 30, 2008 and 2007, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net income (loss)	$(1,059)	$(8,803)	$9,795	$(4,966)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(20,102)	6,798	(29,315)	(32)
Less: reclassification adjustment for losses
included in net income (loss), net of tax benefit:
$2,775 and $131 for the three months ended
September 30, 2008 and 2007; $1,734 and $3
for the nine months ended September 30, 2008
and 2007	5,154	243	3,221	5

Total unrealized gains (losses) on securities	(14,948)	7,041	(26,094)	(27)

Net pension plan liability adjustment, net of tax expense
(benefit): ($3,985) and $16 for the three months ended
September 30, 2008 and 2007; ($3,961) and $82 for
the nine months ended September 30, 2008 and 2007	(7,401)	30	(7,357)	152
Unrealized losses from derivative instruments designated
as cash flow hedges, net of tax benefit: $31 and $87 for
the three months ended September 30, 2008 and 2007;
$17 and $47 for the nine months ended September 30,
2008 and 2007	(57)	(162)	(32)	(88)
Foreign currency translation losses, net of tax benefit: $7 for the three months ended September 30, 2007; $2 and $8
for the nine months ended September 30, 2008 and 2007	-	(13)	(3)	(14)

Other comprehensive income (loss), net of tax	(22,406)	6,896	(33,486)	23

Comprehensive loss	$(23,465)	$(1,907)	$(23,691)	$(4,943)

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

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp., Midlands Management Corporation (“Midlands”), and PMA Management Corp. of New England, Inc.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which the Company acquired on October 1, 2007.  On June 30, 2008, the Company acquired PMA Management Corp. of New England, Inc. (formerly Webster Risk Services), a Connecticut-based provider of risk management and TPA services.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company’s adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on its financial position, results of operations, cash flows or disclosures.

3.  ACQUISITION

On April 21, 2008, the Company entered into a Stock Purchase Agreement with Webster Financial Corporation, pursuant to which the Company acquired all of the stock of Webster Risk Services (“Webster”).  The Company paid $7.3 million for the stock of Webster on June 30, 2008 and renamed the company PMA Management Corp. of New England, Inc.

The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$2,250
Identifiable intangible assets	2,200
Total assets	4,450

Total liabilities	2,529

Estimated fair value of net assets acquired	1,921
Purchase price	7,321
Goodwill	$5,400

Identifiable intangible assets consist of non-contractual customer relationships, which were calculated using a 10% annual attrition rate.  The non-contractual customer relationships will be amortized on a straight-line basis over 15 years.  The Company expects to recognize $147,000 of amortization expense per year over the next five years, including $73,000 in 2008, and $1.5 million thereafter.

4.  INTANGIBLE ASSETS

Changes in the net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2007	$6,690	$4,312	$11,944	$22,946
Accumulated amortization	(167)	-	-	(167)
Net balance at December 31, 2007	6,523	4,312	11,944	22,779

Assets acquired	2,200	-	5,400	7,600
Amortization	(539)	-	-	(539)
Other adjustments	-	-	678	678
Net balance at September 30, 2008	$8,184	$4,312	$18,022	$30,518

On April 1, 2008, the Company paid $817,000 to the former shareholders of Midlands for contractual earn-out payments related to the fourth quarter of 2007.  This amount was reflected in goodwill at December 31, 2007.

Annual impairment testing was performed during the second quarter of 2008 on the intangible assets that relate to the prior year acquisition of Midlands.  Based upon this review, the assets were not impaired.

5.  DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  Armour Re is an indirect wholly-owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department (the “Department”), which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.  Because of the expected divestiture, the Company has determined that its Run-off Operations should be reflected as discontinued operations in accordance with SFAS 144.

As of October 2008, the Department’s public comment period related to the sale remained open.  The Department’s financial examination of PMA Capital Insurance Company (“PMACIC”), which includes its review of the loss reserves, was also still in process.  PMACIC is the Company’s reinsurance subsidiary in run-off.

Under the original terms of the Agreement, the Agreement could have been terminated by either the Company or Armour Re if the closing of the sale had not occurred within six months of signing the Agreement.  The Company and Armour Re amended the Agreement to extend the termination date to December 15, 2008 or such later date as mutually agreed.

Under the Agreement, the Company can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development during the first nine months of 2008, the cash to be received and the value of the promissory note at closing will each be reduced by $7.5 million, which includes $3.5 million for adverse loss development recorded in the third quarter.  Only the expected cash amount is reflected in the Company’s financial statements.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS 144.  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums earned	$517	$1,105	$1,554	$2,815
Net investment income	(663)	777	(986)	2,784
Net realized investment gains (losses)	107	783	138	(1,245)
	(39)	2,665	706	4,354

Losses and loss adjustment expenses	10,201	22,447	20,031	23,739
Acquisition and operating expenses	1,908	1,728	6,895	6,048
Valuation adjustment	(8,594)	-	(18,624)	-
	3,515	24,175	8,302	29,787

Income tax benefit	(1,244)	(7,529)	(2,659)	(8,902)
Loss from discontinued operations, net of tax	$(2,310)	$(13,981)	$(4,937)	$(16,531)

The loss from discontinued operations for the nine months ended September 30, 2008 was due to an after-tax charge of $4.9 million for adverse loss development at the discontinued operations, including $2.3 million recorded in the third quarter, which contractually reduces the amount of cash and contingent consideration that the Company will receive at closing.  The valuation adjustment reflects operating activity at the discontinued operations which is not expected to reduce the sale proceeds at closing.

The loss from discontinued operations for the third quarter and first nine months of 2007 included an after-tax charge of $14.3 million for adverse loss development.  During the third quarter of 2007, the Company’s actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, the Company’s actuaries observed increased loss development from a limited number of ceding companies on its claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased.

Condensed balance sheet information of the discontinued operations is included below:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2008	2007

Assets:
Investments	$160,240	$219,678
Cash	692	5,665
Reinsurance receivables	134,133	150,097
Other assets (1)	14,542	216
Assets of discontinued operations	$309,607	$375,656

Liabilities:
Unpaid losses and loss adjustment expenses	$281,386	$339,077
Other liabilities	49,505	52,526
Liabilities of discontinued operations	$330,891	$391,603

(1)	Includes write-down of net assets of Run-off Operations to fair value less cost to sell.

6.  INVESTMENTS

The Company reviews the securities in its fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost.  As a result of this review, the Company recorded pre-tax impairment charges of $9.1 million, which related to other than temporary impairments, during the three and nine months ended September 30, 2008.  These impairments were the result of writing down the Company’s investments in three corporate senior debt securities that were issued by Lehman Brothers Holdings, Inc. (“Lehman”) and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  The Company’s write-down of the Lehman senior debt was for $8.2 million and the Company’s write-down of the Fannie Mae preferred stock was for $913,000.  These write-downs were measured based on public market prices.

7.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2008, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1,247 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to September 30, 2008 whether or not these claims had been reported to the Company.  At September 30, 2008, the estimate for such amounts recorded as liabilities of discontinued operations was $281 million.

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

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2008, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

8.  REINSURANCE

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Premiums written:
Direct	$148,193	$146,547	$387,716	$418,280
Assumed	3,305	2,889	8,982	10,978
Ceded	(27,503)	(33,320)	(79,774)	(105,749)
Net	$123,995	$116,116	$316,924	$323,509
Premiums earned:
Direct	$120,590	$121,065	$364,791	$355,648
Assumed	3,249	3,756	10,781	13,823
Ceded	(25,865)	(31,048)	(89,082)	(84,845)
Net	$97,974	$93,773	$286,490	$284,626
Losses and LAE:
Direct	$87,267	$91,941	$268,357	$264,247
Assumed	2,599	3,037	8,626	11,176
Ceded	(21,206)	(31,815)	(76,829)	(78,376)
Net	$68,660	$63,163	$200,154	$197,047

In September 2006, the Company entered into an agreement with Midwest General Insurance Agency (“MGIA”) under which MGIA underwrites and services workers’ compensation policies in California using the Company’s approved forms and rates.  Upon inception, the Company ceded 100% of the direct premiums and related losses on this business to non-affiliated reinsurers selected by the Company, including Midwest Insurance Company (“Midwest”), an affiliate of MGIA.  Effective April 1, 2007, the Company retained 5% of the direct premiums and related losses on this business.  The Company’s retention of this business increased to 10%, effective September 1, 2007.  All of the participating reinsurers, except for Midwest, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Midwest does not have an A.M. Best financial strength rating.  The Company mitigated its credit risk with Midwest by requiring Midwest to secure amounts owed by holding cash in trust.  The Company earns an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $473,000 and $9.3 million during the three and nine months ended September 30, 2008, compared to $13.7 million and $47.0 million in the third quarter and first nine months 2007, respectively.  The Company’s agreement with Midwest was terminated in March 2008.

9.  DEBT

In September 2008, the Company retired $410,000 principal amount of its 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to the Company on September 30, 2008.  The Company paid par for these bond purchases, exclusive of accrued interest.

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

10.  COMMITMENTS AND CONTINGENCIES

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of September 30, 2008 and December 31, 2007, the Company had recorded liabilities of $7.5 million and $6.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the Balance Sheet.

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

The Company is frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 7.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

11.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers, and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $695,000 and $399,000 for the third quarters of 2008 and 2007 and $1.9 million and $1.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.  The stock-based compensation expense for the first nine months of 2007 included amounts related to stock options of $44,000.

Information regarding the Company’s stock option plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2008	1,522,227	$10.34
Options exercised	(160,441)	7.45
Options forfeited or expired	(150,000)	18.42
Options outstanding, September 30, 2008	1,211,786	$9.68	4.95	$1,559,251
Options exercisable, September 30, 2008	1,211,786	$9.68	4.95	$1,559,251
Option price range at September 30, 2008	$5.78 to $21.50

Information regarding the Company’s restricted stock activity was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2008	78,974	$9.99
Granted	48,500	9.34
Vested	(61,557)	9.94
Forfeited	(3,000)	9.39
Restricted stock at September 30, 2008	62,917	$9.56

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $120,000 and $392,000 for the three and nine months ended September 30, 2008, compared to $149,000 and $619,000 for the same periods last year.  At September 30, 2008, unrecognized compensation expense for non-vested restricted stock was $325,000.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first nine months of 2008, employees remitted 1,241 shares to the Company to satisfy their payment of withholding taxes for vested awards.

In March 2006 and 2007 and February 2008, the Compensation Committee approved the 2006, 2007 and 2008 Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers in 2009, 2010 and 2011 if the after-tax return on equity in 2008, 2009 and 2010 is within a specified range.  The Company recognized expenses related to these plans of $575,000 and $1.5 million for the three and nine month periods ended September 30, 2008, compared to $250,000 and $750,000 for the same periods last year.

12.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Denominator:
Basic shares	31,888,038	32,001,649	31,792,400	32,304,383
Dilutive effect of:
Stock options	249,045	305,278	215,278	301,073
Restricted stock	63,471	77,345	68,124	103,086
Convertible debt	-	27,798	26,663	27,798
Total diluted shares	32,200,554	32,412,070	32,102,465	32,736,340

The effects of 230,000 and 328,000 stock options were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, and the effects of 388,000 stock options were excluded from the computations of diluted earnings per share for both the three and nine months ended September 30, 2007, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 also do not assume the effects of the potential conversion of the Company’s convertible debt into 24,000 and 3,000 shares of Class A Common Stock, respectively, because they were anti-dilutive.  The effects of the potential conversion of the Company’s convertible debt into 348,000 and 879,000 shares of Class A Common Stock were also excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because they were anti-dilutive.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$701,738	$36,723	$662,515	$2,500

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the nine months ended September 30, 2008.

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Beginning balance as of January 1, 2008	$1,000
Purchases	1,500
Ending balance as of September 30, 2008	$2,500

14.	BUSINESS SEGMENTS

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

Operating income, which is GAAP net income (loss) excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Revenues:
The PMA Insurance Group	$106,872	$103,325	$315,799	$313,627
Fee-based Business	18,822	7,788	51,531	23,332
Corporate and Other	(392)	202	(876)	253
Net realized investment gains (losses)	(7,929)	153	(4,983)	(3)
Total revenues	$117,373	$111,468	$361,471	$337,209

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,325	$11,702	$38,285	$30,431
Fee-based Business	1,929	661	5,316	2,055
Corporate and Other	(5,319)	(4,573)	(15,754)	(14,561)
Pre-tax operating income	9,935	7,790	27,847	17,925
Income tax expense	3,530	2,711	9,876	6,358
Operating income	6,405	5,079	17,971	11,567
Realized investment gains (losses) after tax	(5,154)	99	(3,239)	(2)
Income from continuing operations	1,251	5,178	14,732	11,565
Loss from discontinued operations, net of tax (1)	(2,310)	(13,981)	(4,937)	(16,531)
Net income (loss)	$(1,059)	$(8,803)	$9,795	$(4,966)

(1)  Effective in the fourth quarter of 2007, the Company reported the results of its former Run-off Operations segment as discontinued operations.

Net premiums earned by principal line of business were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

The PMA Insurance Group:
Workers' compensation	$89,840	$85,531	$261,638	$261,633
Commercial automobile	5,614	5,529	16,201	15,520
Commercial multi-peril	1,015	1,811	5,411	4,643
Other	1,627	1,057	3,611	3,301
Total net premiums earned	98,096	93,928	286,861	285,097
Corporate and Other	(122)	(155)	(371)	(471)
Consolidated net premiums earned	$97,974	$93,773	$286,490	$284,626

The Company’s total assets by principal business segment were as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2008	2007

The PMA Insurance Group	$2,112,931	$2,032,848
Fee-based Business	97,170	67,313
Corporate and Other (1)	79,459	105,824
Assets of discontinued operations	309,607	375,656
Total assets	$2,599,167	$2,581,641

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of September 30, 2008, compared with December 31, 2007, and our results of operations for the three and nine months ended September 30, 2008, compared with the same periods last year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

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

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group business segment.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business segment consists of the results of PMA Management Corp., Midlands Management Corporation (“Midlands”), and PMA Management Corp. of New England, Inc.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services, which we acquired on October 1, 2007.  On June 30, 2008, we acquired PMA Management Corp. of New England, Inc. (formerly Webster Risk Services), a Connecticut-based provider of risk management and TPA services.

In November 2007, we announced that we were actively pursuing the sale of our Run-off Operations.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  On March 28, 2008, we entered into a Stock Purchase Agreement (the “Agreement”) to sell our Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department (the “Department”), which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.  As of October 2008, the Department’s public comment period related to the sale remained open.  The Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was also still in process.  Under the original terms of the Agreement, the Agreement could have been terminated by either us or Armour Re if the closing of the sale had not occurred within six months of signing the Agreement.  We have amended the Agreement with Armour Re to extend the termination date to December 15, 2008 or such later date as mutually agreed.

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

RESULTS OF OPERATIONS

Consolidated Results

We had a net loss of $1.1 million for the third quarter of 2008, compared to a net loss of $8.8 million for the third quarter of 2007.  Operating income, which we define as net income (loss) excluding realized gains and losses and results from discontinued operations, was $6.4 million for the three months ended September 30, 2008, compared to $5.1 million for the same period last year.  For the first nine months of 2008, we had net income of $9.8 million, compared to a net loss of $5.0 million for the first nine months of 2007.  Operating income for the first nine months of 2008 was $18.0 million, compared to $11.6 million for the same period last year.

Net income for the first nine months of 2008 included an after-tax reserve charge of $4.9 million for adverse loss development at the discontinued operations, including $2.3 million recorded in the third quarter.  Also, included in net income and operating income for the nine months ended September 30, 2008 was an after-tax gain of $1.4 million, which resulted from the sale of a property at The PMA Insurance Group.

The net losses for the three and nine months ended September 30, 2007 included an after-tax reserve charge of $14.3 million for adverse loss development at the discontinued operations.  The reserve charge was primarily related to increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims from accident years 2001 to 2003.

Income from continuing operations included the following after-tax net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007
Net realized gains (losses) after tax:
Sales of investments	$792	$(1,899)	$2,725	$(1,661)
Other than temporary impairments	(5,946)	-	(5,946)	-
Change in fair value of trading securities	-	2,106	-	2,093
Other	-	(108)	(18)	(434)
Net realized gains (losses) after tax	$(5,154)	$99	$(3,239)	$(2)

Consolidated revenues for the third quarter of 2008 were $117.4 million, compared to $111.5 million for the same period last year.  Consolidated revenues for the first nine months of 2008 were $361.5 million, compared to $337.2 million for the same period in 2007.  Net premiums earned for the third quarter increased 4% to $98.0 million, compared to $93.8 million for the same period a year ago.  Net premiums earned were $286.5 million for the first nine months of 2008, compared to $284.6 million for the same period last year.  Claims service revenues for the third quarter and first nine months of 2008 were $15.7 million and $40.6 million, compared to $7.6 million and $22.8 million for the same periods in 2007.  Commission income during the third quarter and first nine months of 2008 was $2.6 million and $9.5 million.

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which is GAAP net income (loss) excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,325	$11,702	$38,285	$30,431
Fee-based Business	1,929	661	5,316	2,055
Corporate and Other	(5,319)	(4,573)	(15,754)	(14,561)
Pre-tax operating income	9,935	7,790	27,847	17,925
Income tax expense	3,530	2,711	9,876	6,358
Operating income	6,405	5,079	17,971	11,567
Realized investment gains (losses) after tax	(5,154)	99	(3,239)	(2)
Income from continuing operations	1,251	5,178	14,732	11,565
Loss from discontinued operations, net of tax (1)	(2,310)	(13,981)	(4,937)	(16,531)
Net income (loss)	$(1,059)	$(8,803)	$9,795	$(4,966)

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums written	$124,117	$116,271	$317,295	$323,980

Net premiums earned	$98,096	$93,928	$286,861	$285,097
Net investment income	8,776	9,397	26,818	28,530
Other revenues	-	-	2,120	-
Total revenues	106,872	103,325	315,799	313,627

Losses and LAE	68,660	63,163	200,154	197,047
Acquisition and operating expenses	23,527	26,001	73,223	79,521
Dividends to policyholders	1,169	2,205	3,544	5,874
Total losses and expenses	93,356	91,369	276,921	282,442

Operating income before income
taxes and interest expense	13,516	11,956	38,878	31,185

Interest expense	191	254	593	754

Pre-tax operating income	$13,325	$11,702	$38,285	$30,431

Combined ratio	95.2%	97.3%	96.5%	99.0%
Less: net investment income ratio	8.9%	10.0%	9.3%	10.0%
Operating ratio	86.3%	87.3%	87.2%	89.0%

The PMA Insurance Group recorded pre-tax operating income of $13.3 million for the third quarter of 2008, compared to $11.7 million for the same period last year.  Year-to-date pre-tax operating income increased to $38.3 million, compared to $30.4 million for the first nine months of 2007.  The increases for both the third quarter and first nine months of 2008 were due primarily to improved underwriting results, as reflected in our lower combined ratios.  The third quarter increase was also impacted by an increase in net premiums earned.  The increase for the first nine months of 2008 was also impacted by a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices.

Premiums

Direct premium production was up during the third quarter and first nine months of 2008, compared to the same periods last year.  We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The increase in direct premium production for both periods primarily reflected increases in larger account business, primarily captive accounts.  Captive account business provides us with a greater degree of certainty in achieving our profit margin on an account by account basis as opposed to traditional first dollar business.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Direct premium production	$150,547	$137,144	$393,891	$376,849
Fronting premiums	2,776	13,707	13,032	47,044
Premium adjustments	(5,008)	(4,149)	(18,836)	(5,142)
Direct premiums written	$148,315	$146,702	$388,087	$418,751

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Workers' compensation:
Direct premiums written	$131,491	$132,888	$339,917	$375,365
Premiums assumed	3,265	2,816	8,872	10,804
Premiums ceded	(19,843)	(29,334)	(60,874)	(90,048)
Net premiums written	$114,913	$106,370	$287,915	$296,121
Commercial lines:
Direct premiums written	$16,824	$13,814	$48,170	$43,386
Premiums assumed	40	73	110	174
Premiums ceded	(7,660)	(3,986)	(18,900)	(15,701)
Net premiums written	$9,204	$9,901	$29,380	$27,859
Total:
Direct premiums written	$148,315	$146,702	$388,087	$418,751
Premiums assumed	3,305	2,889	8,982	10,978
Premiums ceded	(27,503)	(33,320)	(79,774)	(105,749)
Net premiums written	$124,117	$116,271	$317,295	$323,980

Direct workers’ compensation premiums written were $131.5 million in the third quarter of 2008, compared to $132.9 million during the same period last year.  These premium writings during the first nine months of 2008 were $339.9 million, compared to $375.4 million during the first nine months of last year.  Our renewal retention rate on existing workers’ compensation accounts was 88% for the third quarter of 2008, compared to 89% for the same period last year, while our renewal retention rate for the first nine months of 2008 was 86%, compared to 87% for the same period in 2007.  Direct workers’ compensation premiums written for the first nine months of 2008 were down due to a reduction in fronting premiums and higher return premium adjustments of $13.1 million.  The premium adjustments primarily reflect favorable loss experience on loss-sensitive products where the insured shares in the underwriting result of the policy.  Fronting premiums were $2.8 million and $13.0 million in the third quarter and first nine months of 2008, compared to $13.7 million and $47.0 million for the same periods a year ago.  The decreases in fronting premiums were primarily the result of the termination of our agreement with Midwest Insurance Companies (“Midwest”) in March 2008.  We continue to earn commissions from the Midwest agreement and service the business previously written, but no additional business has been written or renewed since the termination date.  As discussed further below, during the third quarter, we entered into two fronting arrangements which produced $2.0 million of workers’ compensation business in the current period.  Excluding fronting business, we wrote $35.3 million of new workers’ compensation business in the third quarter of 2008 and $86.8 million for the first nine months of 2008, compared to $24.5 million and $81.9 million during the same periods last year.

We entered into a fronting agreement considerably smaller than Midwest in February 2008, and we also entered into two fronting arrangements in the third quarter of 2008.  Under these arrangements, Appalachian Underwriters (“Appalachian”) and Arrowhead General Insurance Agency (“Arrowhead”) underwrite and service workers’ compensation policies using our approved forms and guidelines.  The workers’ compensation business produced with Appalachian is primarily located in the southeastern part of the United States, while the production with Arrowhead is limited to California.  We retain approximately 10% of the underwriting results on the business written with Appalachian and 20% of underwriting results on the business produced with Arrowhead.  We also earn an administrative fee based upon the direct premiums earned under each agreement as well as fees for providing claims services on the business placed through Appalachian.  All of the participating reinsurers, except for Accident Insurance Company (“AIC”), an affiliate of Appalachian, have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  AIC does not have an A.M. Best financial strength rating.  We are mitigating our credit risk with AIC by requiring it to secure amounts owed by holding cash in trust.  We expect that direct premiums written under these arrangements will be between $70 million and $100 million on an annualized basis, and we expect that the fees from these arrangements will fully replace the fees from our expiring agreement with Midwest.

Pricing on our rate-sensitive workers’ compensation business, which represents approximately 60% of our total workers’ compensation business, declined 7% during the first nine months of 2008, compared to a 4% decrease during the first nine months of 2007.  Our pricing on this business during the first nine months of 2008 decreased 23% in New York and 18% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau, which we believe were consistent with loss trends in each state.  These two states collectively represent about 18% of our overall rate-sensitive workers’ compensation business written during the first nine months of 2008.  Exclusive of business written in New York and Florida, our pricing on rate-sensitive workers’ compensation business decreased 4% for the nine months ended September 30, 2008.

Pricing on our rate-sensitive workers’ compensation business in Pennsylvania declined 6% during the first nine months of 2008.  In Pennsylvania, we were affected by a 10.2% reduction in loss costs that the Pennsylvania Insurance Department approved earlier this year.  While this resulted in lower filed loss costs in Pennsylvania, we will continue our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the level of the loss costs reduction.  We also believe the nature of our loss-sensitive book of business, which represents about 45% of our Pennsylvania workers’ compensation business, mitigates the impact of reductions in filed loss costs.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”) were $16.8 million in the third quarter of 2008, compared to $13.8 million for the same period last year.  For the first nine months of the year, direct premiums written for Commercial Lines were $48.2 million in 2008, compared to $43.4 million in 2007.  New business increased to $4.1 million in the third quarter of 2008, up from $2.4 million in the third quarter of 2007, and new business for the first nine months increased to $13.0 million in 2008, compared to $9.6 million for the same period last year.  Our renewal retention rate on existing Commercial Lines accounts was 92% and 88% for the three and nine months ended September 30, 2008, compared to 89% and 90% for the three and nine months ended September 30, 2007.

Total premiums assumed decreased by $2.0 million during the first nine months of 2008, compared to the same period last year.  The decline was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based upon its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either directly or by assumption from pools of residual market business.

Premiums ceded for workers’ compensation decreased by $9.5 million and $29.2 million during the three and nine months ended September 30, 2008, compared to the same periods a year ago.  The declines were primarily due to lower premiums ceded under the Midwest agreement, partially offset by an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded, and an increase in premiums ceded under other fronting arrangements.  Premiums ceded for other commercial lines increased by $3.7 million and $3.2 million during the three and nine months ended September 30, 2008, compared to the same periods in 2007, mainly resulting from increased direct premium writings.

In total, net premiums written increased by 7% during the third quarter of 2008, compared to the same period last year, while year-to-date net premiums written decreased by 2%, compared to the same period in 2007.  The increase in net premiums written for the quarter primarily reflected the increase in direct production.  Net premiums written for the first nine months of 2008 were down due primarily to the first quarter return premium adjustments and, to a lesser extent, the increase in the amount of workers’ compensation business sold to captive accounts.  The year-to-date impact of these items was partially offset by increased production in direct writings.

Net premiums earned increased by 4% and 1% during the third quarter and first nine months of 2008, compared to the same periods last year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss and LAE ratio	70.0%	67.2%	69.8%	69.1%
Expense ratio:
Acquisition expense	16.2%	19.4%	17.5%	19.5%
Operating expense	7.8%	8.4%	8.0%	8.3%
Total expense ratio	24.0%	27.8%	25.5%	27.8%
Policyholders' dividend ratio	1.2%	2.3%	1.2%	2.1%
Combined ratio	95.2%	97.3%	96.5%	99.0%

The loss and LAE ratios increased by 2.8 points during the third quarter of 2008 and by 0.7 points during the first nine months of 2008, compared to the same periods last year.  The loss and LAE ratios increased for both periods as pricing changes, coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends.  Our current accident year loss and LAE ratio benefited in 2008 from changes in the type of workers’ compensation products selected by our insureds.  We estimated our medical cost inflation to be 6.5% in the first nine months of 2008, compared to our estimate of 8% in the first nine months of 2007.  This decline reflects a decrease in utilization as well as our enhanced network and managed care initiatives.  However, we expect that medical cost inflation will continue to be a significant component of our overall loss experience.  The year-to-date loss and LAE ratio benefited from favorable development in our loss-sensitive business which resulted in the first quarter retrospective premium adjustments.

The acquisition expense ratios improved by 3.2 points and 2.0 points in the third quarter and first nine months of 2008, compared to the same periods last year. Commissions earned under our fronting agreements reduced the current year ratio by 0.4 points for the quarter and 0.7 points for the first nine months, compared to 0.8 points and 0.7 points for the same periods in 2007, as the ceding commissions earned on this business reduce our commission expense.  Although our agreement with Midwest was terminated, we continue to earn commissions on this business until the underlying policies expire.  The 2008 acquisition expense ratios also benefited by 2.5 points in the quarter and 1.9 points year-to-date from reductions in premium-based state assessments.

The policyholders’ dividend ratios were lower by 1.1 points and 0.9 points in the third quarter and first nine months of 2008, compared to the same periods last year.  The current year periods reflected slightly higher loss experience on captive accounts, which resulted in lower dividends on captive products where the policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $8.8 million for the third quarter of 2008, compared to $9.4 million for the same period a year ago.  For the first nine months of 2008, net investment income decreased $1.7 million to $26.8 million, compared to the first nine months of 2007.  The decreases were due primarily to lower yields of approximately 40 basis points for the quarter and 30 basis points year-to-date.  The declines for both periods were partially offset by an increased invested asset base.

Other Revenues

Other revenues for the first nine months of 2008 reflected a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices.  We are leasing a new, more modern facility for the branch office.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Claims service revenues	$15,951	$7,595	$41,272	$22,795
Commission income	2,662	-	9,587	-
Net investment income	118	193	397	537
Other revenues	91	-	275	-
Total revenues	18,822	7,788	51,531	23,332

Operating expenses	16,893	7,127	46,215	21,277

Pre-tax operating income	$1,929	$661	$5,316	$2,055

Pre-tax operating income for the Fee-based Business was $1.9 million for the third quarter of 2008, compared to $661,000 for the same period in 2007.  Year-to-date pre-tax operating income was $5.3 million, compared to $2.1 million for the first nine months of 2007.  The increases for both the third quarter and first nine months of 2008 related primarily to the inclusion of Midlands’ results in 2008, which we acquired on October 1, 2007.  The segment’s operating results for the third quarter of 2008 also reflect those of PMA Management Corp. of New England, Inc., which we acquired on June 30, 2008.

On April 21, 2008, we entered into a Stock Purchase Agreement with Webster Financial Corporation, pursuant to which we acquired all of the stock of PMA Management Corp. of New England, Inc. (formerly Webster Risk Services).  We paid $7.3 million for the stock of PMA Management Corp. of New England, Inc. on June 30, 2008 and expect to continue to grow the business, which generated $6 million in annual revenues at the time of our acquisition.

Fee-based Revenues

Fee-based revenues, excluding net investment income, were $18.7 million and $51.1 million for the third quarter and first nine months of 2008, compared to $7.6 million and $22.8 million for the same periods in 2007.  The increases were primarily due to the inclusion of Midlands’ revenues, which contributed $6.7 million and $20.7 million of revenue growth for the third quarter and first nine months of 2008.  The increases also reflected higher fees for managed care services of $1.4 million and $3.1 million for the third quarter and year-to-date periods in 2008, compared to 2007.  The increases in the third quarter and first nine months of 2008, compared to the same periods last year, also included increases in fees of $2.5 million and $3.6 million, respectively, for claims services provided to self-insured clients.  Managed care services include medical bill review services and access to our preferred provider network partnerships.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.  We have experienced an increase in the competitiveness in the excess workers’ compensation business during 2008.

Expenses

Operating expenses increased to $16.9 million in the third quarter of 2008, up from $7.1 million in the third quarter of 2007.  Year-to-date operating expenses increased to $46.2 million, compared to $21.3 million during the same period last year.  The increases in operating expenses for both periods primarily reflected the inclusion of Midlands’ operating expenses, which included $1.3 million and $4.5 million in commission expenses and $167,000 and $502,000 related to the amortization of intangible assets for the three and nine months ended September 30, 2008, respectively.  The increases also reflected higher direct costs of $2.7 million and $4.7 million associated with the claims and managed care services provided to self-insured clients for the third quarter and first nine months of 2008, compared to the same periods for 2007.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $5.3 million during the third quarter of 2008, compared to $4.6 million during the same period last year.  Net expenses were $15.8 million during the first nine months of 2008, compared to $14.6 million during the first nine months of 2007.  In the first nine months of 2008, we incurred $655,000 in contract severance costs associated with the March 2008 retirement of an executive officer.  The increase in net expenses in both periods also relates to certain intercompany transactions which are eliminated in the Corporate and Other segment.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our former reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.

On March 28, 2008, we entered into a Stock Purchase Agreement to sell our Run-off Operations to Armour Reinsurance Group Limited, a Bermuda-based corporation.  Armour Re is an indirect wholly-owned subsidiary of Brevan Howard P&C Master Fund Limited, a Cayman-based fund, which specializes in insurance and reinsurance investments.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.

As of October 2008, the Department’s public comment period related to the sale remained open.  The Department’s financial examination of PMA Capital Insurance Company (“PMACIC”), which includes its review of the loss reserves, was also still in process.  PMACIC is our reinsurance subsidiary in run-off.

Under the original terms of the Agreement, the Agreement could have been terminated by either us or Armour Re if the closing of the sale had not occurred within six months of signing the Agreement. We have amended the Agreement with Armour Re to extend the termination date to December 15, 2008 or such later date as mutually agreed.

Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  Because of the expected divestiture, we determined that these operations should be reflected as discontinued operations.  As a result of adverse loss development during the first nine months of 2008, the cash to be received and the value of the promissory note at closing will each be reduced by $7.5 million, which includes $3.5 million for adverse loss development recorded in the third quarter.  Only the expected cash amount is reflected in our financial statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Net premiums earned	$517	$1,105	$1,554	$2,815
Net investment income	(663)	777	(986)	2,784
Net realized investment gains (losses)	107	783	138	(1,245)
	(39)	2,665	706	4,354

Losses and loss adjustment expenses	10,201	22,447	20,031	23,739
Acquisition and operating expenses	1,908	1,728	6,895	6,048
Valuation adjustment	(8,594)	-	(18,624)	-
	3,515	24,175	8,302	29,787

Income tax benefit	(1,244)	(7,529)	(2,659)	(8,902)
Loss from discontinued operations, net of tax	$(2,310)	$(13,981)	$(4,937)	$(16,531)

The loss from discontinued operations for the nine months ended September 30, 2008 was due to an after-tax charge of $4.9 million for adverse loss development at the discontinued operations, including $2.3 million recorded in the third quarter, which contractually reduces the amount of cash and contingent consideration that we will receive at closing.  The valuation adjustment reflects operating activity at the discontinued operations which is not expected to reduce the sale proceeds at closing.

The loss from discontinued operations for the third quarter and first nine months of 2007 included an after-tax charge of $14.3 million for adverse loss development.  During the third quarter of 2007, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased.

Loss Reserves

At September 30, 2008, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of September 30, 2008 was $1,247 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to September 30, 2008 whether or not these claims had been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at September 30, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2008, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At September 30, 2008, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $281 million.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At September 30, 2008, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

Net cash flows used in operating activities were $46.8 million, which included $67.8 million used at our discontinued operations, in the first nine months of 2008, compared to $74.6 million, which included $76.0 million used at our discontinued operations, for the same period last year.  The decrease in operating cash flows used was primarily due to an increase in cash flows at The PMA Insurance Group and, to a lesser extent, less cash flows used by our discontinued operations.  During the third quarter of 2007, The PMA Insurance Group’s cash flows were reduced by $22.7 million for retroactive reinsurance purchased to cover substantially all of the unpaid losses and LAE related to its integrated disability business.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to invest these positive cash flows and earn investment income.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of these operations into the foreseeable future.  In March 2008, we entered into a Stock Purchase Agreement with Armour Re to sell our Run-off Operations.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.  Under the Agreement, we can receive up to $10 million in cash and a $10 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development during the first nine months of 2008, the cash to be received and the value of the promissory note at closing will each be reduced by $7.5 million, which includes $3.5 million for adverse loss development recorded in the third quarter.  We also expect to pay closing costs of approximately $500,000 related to the sale.

At the holding company level, our primary sources of liquidity are dividends, tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At September 30, 2008, we had $29.5 million of cash and short-term investments at the holding company and non-regulated subsidiaries, which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

The PMA Insurance Group’s principal insurance subsidiaries (the “Pooled Companies”) have the ability to pay $29.2 million in dividends to PMA Capital Corporation during 2008 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $336.4 million as of September 30, 2008, including $10.0 million relating to surplus notes.  Given the anticipated sale of PMA Capital Insurance Company, we do not expect to receive any dividends from this operation in 2008.  As of September 30, 2008, the statutory surplus of PMACIC was $26.1 million.

Net tax payments received from subsidiaries were $3.1 million during the third quarter of 2008, compared to $3.4 million during the same period last year.  Net tax payments received from subsidiaries during the first nine months of 2008 were $10.9 million, compared to $19.6 million for the same period in 2007.

Pursuant to a Stock Purchase Agreement with Webster Financial Corporation, we acquired all the stock of PMA Management Corp. of New England, Inc. (formerly Webster Risk Services) for $7.3 million on June 30, 2008.  The purchase price adjusted for certain closing adjustments and net of cash received on the sale resulted in a net cash outflow on this transaction of $5.8 million.

As of September 30, 2008, our total outstanding debt was $129.4 million, compared to $131.3 million at December 31, 2007.  In September 2008, we retired $410,000 principal amount of our 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to us on September 30, 2008.  We paid par for these bond purchases, exclusive of accrued interest.  In January 2008, we retired the remaining $1.3 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 for which we paid $1.5 million, exclusive of accrued interest, and the liens and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

We incurred interest expense of $2.7 million during the third quarter of 2008, compared to $3.1 million during the same period last year.  Interest expense for the first nine months of 2008 totaled $8.2 million, compared to $8.7 million during the first nine months of 2007.  We paid interest of $2.7 million during the third quarter of 2008, compared to $2.9 million during the same period last year.  We have paid $8.3 million in interest through the first nine months of 2008, compared to $8.4 million during the first nine months of 2007.  We expect to pay interest of $3 million in the fourth quarter of 2008.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of September 30, 2008, the duration of our investments that support the insurance reserves was 3.6 years, which approximates the duration of our reserves of 3.7 years.

INVESTMENTS

At September 30, 2008, our investments were carried at a fair value of $790.1 million and had an amortized cost of $823.2 million.  The average credit quality of our portfolio was AA+.  All but four of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At September 30, 2008, all but two of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The two below investment grade securities had an aggregate fair value of $3.3 million and an aggregate unrealized loss of $1.3 million.

At September 30, 2008, $416.2 million, or 53% of our investment portfolio, was allocated to mortgage-backed and other asset-backed securities and collateralized mortgage obligations (“structured securities”).  Of this $416.2 million, $16.7 million, or 4%, were residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $16.7 million, which includes $14.9 million of alternative A collateral and $1.8 million of sub-prime collateral, had an estimated weighted average life of 2.1 years, with $4.8 million of that balance expected to pay off within one year, and an average credit quality of AAA.

Also included in the $416.2 million of structured securities were $181.6 million, or 44% of our total structured securities, of residential mortgage-backed pools and collateralized mortgage obligations (“CMO”) issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).  We do not believe there are credit related risks associated with structured securities issued by a GSE.  We also held non-GSE issued CMO’s with a fair value of $167.2 million, or 40% of our total structured securities, that were either the super senior or senior tranches of their respective mortgage pools, had a weighted average life of 5.2 years and an average credit quality of AAA.  As of September 30, 2008, the non-GSE issued CMO’s generated cash flows which totaled $12.4 million of principal paydowns from the underlying mortgages.  Delinquencies of the underlying mortgages remained well below the credit support structure of the tranches we held.

The portfolio also held securities with a fair value of $30.1 million, or 4% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $13.0 million were asset-backed securities with a weighted average life of 3.9 years and whose underlying collateral had an imputed internal rating of “A”.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized loss on our investments at September 30, 2008 was $33.1 million, or 4.0% of the amortized cost basis.  The net unrealized loss included gross unrealized gains of $4.6 million and gross unrealized losses of $37.7 million.

For all but three securities, which were carried at a fair value of $2.5 million at September 30, 2008, we determined the fair values of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the three securities whose prices were not obtained from the public markets, which were privately placed 18-month construction bridge loans totaling $2.5 million with no secondary market, we considered their current fair value to approximate original cost.

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

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2008	2007	2008	2007

Sales of investments:
Realized gains	$1,411	$188	$5,577	$1,009
Realized losses	(193)	(3,109)	(1,385)	(3,564)
Impairment charges	(9,147)	-	(9,147)	-
Change in fair value of trading securities	-	3,240	-	3,220
Other	-	(166)	(28)	(668)
Total net realized investment gains (losses)	$(7,929)	$153	$(4,983)	$(3)

The gross realized gains and losses on sales of investments for the three and nine months ended September 30, 2008 primarily related to general duration management trades.  The gross realized gains and losses on sales of investments for the three and nine months ended September 30, 2007 primarily related to the repositioning of invested assets out of lower yielding sectors, such as corporate bonds, and into higher yielding sectors, such as structured securities.  The sales of investments for all periods focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

We recorded other than temporary impairments of $9.1 million during the three and nine months ended September 30, 2008.  These impairments were the result of writing down our investments in three corporate senior debt securities that were issued by Lehman Brothers Holdings, Inc. (“Lehman”) and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  Our write-down of the Lehman senior debt was for $8.2 million and our write-down of the Fannie Mae preferred stock was for $913,000.  These write-downs were measured based on public market prices.

As of September 30, 2008, our investment portfolio had gross unrealized losses of $37.7 million.  For securities that were in an unrealized loss position at September 30, 2008, the length of time that such securities were in an unrealized loss position, as measured by their month end fair value, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Less than 6 months	116	$274.1	$289.6	$(15.5)	95%
6 to 9 months	42	103.9	116.7	(12.8)	89%
9 to 12 months	3	12.8	14.0	(1.2)	91%
More than 12 months	31	48.0	55.0	(7.0)	87%
Subtotal	192	438.8	475.3	(36.5)	92%
U.S. Treasury and Agency securities	41	81.4	82.6	(1.2)	99%
Total	233	$520.2	$557.9	$(37.7)	93%

Of the 31 securities that have been in an unrealized loss position for more than 12 months, 30 securities have a total fair value of 89% of their combined amortized cost basis at September 30, 2008, and an average unrealized loss per security of approximately $200,000.  The other security that has been in an unrealized loss position for more than 12 months at September 30, 2008 has a fair value of $408,000 and an amortized cost of $1.4 million.  This security, whose $1.4 million principal is backed and guaranteed at maturity by discounted agency securities, matures in 2033.  We have both the ability and intent to hold this security until it matures.  Of the remaining 30 securities, six were corporate debt securities issued by financial institutions that had a total fair value of 77% of their combined amortized cost basis at September 30, 2008.

The contractual maturities of securities in an unrealized loss position at September 30, 2008 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2008	$-	$-	$-	-
2009-2012	87.1	96.1	(9.0)	91%
2013-2017	76.0	81.6	(5.6)	93%
2018 and thereafter	30.6	32.9	(2.3)	93%
Non-agency mortgage and other asset-backed securities	245.1	264.7	(19.6)	93%
Subtotal	438.8	475.3	(36.5)	92%
U.S. Treasury and Agency securities	81.4	82.6	(1.2)	99%
Total	$520.2	$557.9	$(37.7)	93%

Discontinued Operations

At September 30, 2008, the fair value of the investment portfolio at our discontinued operations was $160.2 million, which included accrued investment income of $351,000 related to trading securities in the portfolio, and had an amortized cost of $159.4 million.  At September 30, 2008, 82% of the investment portfolio was comprised of short-term investments.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

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

•	changes in general economic conditions, including the performance of financial markets, interest rates and the level of unemployment;
•	disruptions in the financial markets which may affect our ability to sell our investments;
•	our ability to increase the amount of new and renewal business written by The PMA Insurance Group at adequate prices or revenues of our fee-based businesses;
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

•	the impact of future results on the recoverability of our deferred tax asset;
•	the outcome of any litigation against us;
•	competitive conditions that may affect the level of rate adequacy related to the amount of risk undertaken and that may influence the sustainability of adequate rate changes;
•	our ability to implement and maintain adequate rates on our insurance products;
•	the effect of changes in workers’ compensation statutes and their administration, which may affect the rates that we can charge and the manner in which we administer claims;
•	our ability to predict and effectively manage claims related to insurance and reinsurance policies;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/1/08-7/31/08	-		$-	-	-
8/1/08-8/31/08	324	(1)	9.55	-	-
9/1/08-9/30/08	-		-	-	-
Total	324		$9.55

(1)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2007 Equity Incentive Plan (the “Plan”), to satisfy such employees’ tax obligations upon vesting of restricted stock awards.  The price per share equals the fair value (as determined pursuant to the Plan) of the Company’s Class A Common Stock on the vesting date.

Item 6.  Exhibits.

The Exhibits are listed in the Exhibit Index on page 36.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: November 4, 2008	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(10)	Material Contracts

	Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited, dated as of September 11, 2008	Filed herewith.

(12)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.