Form 10-K
period 2008-12-31
PMA CAPITAL CORP
filed 2009-03-10
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 001-31706

PMA Capital Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2217932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Sentry Parkway
Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 397-5298

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
8.50% Monthly Income Senior Notes due 2018	New York Stock Exchange

Class A Common Stock, par value $5.00 per share	The NASDAQ Stock Market LLC
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
Large accelerated filer / / Accelerated filer /X/ Non-accelerated filer (Do not check if a smaller reporting company) / / Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES /  /  NO /X/

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2008, based on the last price at which the Class A Common Stock was sold on such date, was $290,591,056.

There were 31,965,806 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on
March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2009 Annual Meeting of Shareholders.

INDEX

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements, which involve risks and uncertainties.  Factors that could cause our actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, those discussed in “Item 1A – Risk Factors” and in the “Cautionary Note Regarding Forward-Looking Statements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.    Business.
COMPANY OVERVIEW

PMA Capital Corporation is a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915.  The PMA Insurance Group primarily includes the operations of our principal insurance subsidiaries, Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  Our Fee-based Business includes the operations of PMA Management Corp., Midlands Management Corporation (“Midlands”), and PMA Management Corp. of New England, Inc.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  PMA Management Corp. of New England, Inc. (formerly Webster Risk Services) is a Connecticut-based provider of risk management and TPA services.  We also have a Corporate and Other segment, which primarily includes corporate expenses and debt service.

On March 28, 2008, we entered into a Stock Purchase Agreement (the “Agreement”) to sell our Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  Our Run-off Operations include our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department (the “Department”), which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.  As of March 9, 2009, the Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was still in process.  Under the original terms of the Agreement, either Armour Re or we could have terminated the Agreement if the closing of the sale had not occurred within six months of signing the Agreement.  We amended the Agreement with Armour Re to extend the termination date to March 31, 2009, or such later date as mutually agreed.

The financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  In 2007, we began reporting the results of our Run-off Operations as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the statements of operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform to this change.  Revenues and pre-tax operating income for the last three years and assets at the end of the last two years attributable to each of our continuing operating segments and our Corporate and Other segment are set forth in Note 17 in Item 8 of this Form 10-K.  Assets at the end of the last two years also include our assets of discontinued operations.

Our gross and net premiums written, net premiums earned and fee-based revenues from our continuing operating segments were as follows:

(dollar amounts in thousands)	2008		2007		2006

Gross premiums written	$528,915		$524,172		$455,756

Net premiums written	$414,237		$394,698		$373,001

Net premiums earned	$390,217	85%	$378,243	91%	$367,403	93%
Fee-based revenues (1)	70,073	15%	37,152	9%	27,853	7%
	$460,290	100%	$415,395	100%	$395,256	100%

 (1)    Excludes net investment income and net realized investment gains (losses).

Property and casualty insurance companies provide loss protection to insureds in exchange for premiums.  If earned premiums exceed the sum of losses and loss adjustment expenses, acquisition and operating expenses and policyholders’ dividends, then underwriting profits are realized.  When earned premiums do not exceed the sum of these items, the result is an underwriting loss.

The “combined ratio” is a frequently used measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and LAE, plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  Thus, a combined ratio of less than 100% reflects an underwriting profit.  Combined ratios of The PMA Insurance Group were 97.5%, 99.7% and 102.1% in 2008, 2007 and 2006, respectively.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.  The operating ratios of The PMA Insurance Group were 88.4%, 89.7% and 92.6% in 2008, 2007 and 2006, respectively.

See “Glossary of Selected Insurance Terms” for definitions of insurance and fee-based terms used in this Form 10-K.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes our traditional core business, workers’ compensation insurance.  We also provide a range of other commercial line insurance products, primarily including commercial automobile, commercial multi-peril and general liability coverages.  The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States.  Approximately 92% of this business was produced through independent agents and brokers in 2008.

The PMA Insurance Group competes on the basis of our service model, our workers’ compensation expertise, our long-term relationships with our agents and brokers, our localized service, and our reputation as a high quality claims and risk control service provider.

The PMA Insurance Group has the ability to handle multi-state clients that are based in our operating territory but which have operations in other parts of the U.S.  We are licensed to do business in all 50 states along with Puerto Rico and the District of Columbia for workers’ compensation, commercial automobile, multi-peril and general liability coverages.  Our principal insurance subsidiaries which comprise The PMA Insurance Group will sometimes be referred to as the “Pooled Companies” because they share results under an intercompany pooling agreement.

The PMA Insurance Group’s premiums written were as follows (1):

(dollar amounts in thousands)	2008		2007		2006

Gross premiums written:
Workers' compensation	$466,482	88%	$471,610	90%	$407,287	89%
Commercial automobile	31,439	6%	28,352	5%	25,209	6%
Commercial multi-peril	17,281	3%	12,993	3%	12,172	3%
Other	14,207	3%	11,844	2%	11,784	2%
Total	$529,409	100%	$524,799	100%	$456,452	100%

Net premiums written:
Workers' compensation	$376,829	91%	$361,670	91%	$344,379	92%
Commercial automobile	23,504	6%	21,909	6%	20,646	6%
Commercial multi-peril	8,613	2%	7,972	2%	5,453	1%
Other	5,785	1%	3,774	1%	3,219	1%
Total	$414,731	100%	$395,325	100%	$373,697	100%

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

Statutory direct workers’ compensation premiums written by jurisdiction were as follows:

(dollar amounts in thousands)	2008		2007		2006

Pennsylvania	$141,831	31%	$142,974	31%	$131,831	35%
New Jersey	53,868	12%	49,384	11%	44,883	12%
California	47,286	10%	66,715	14%	18,025	5%
New York	32,210	7%	37,669	8%	37,619	10%
Maryland	25,750	6%	23,901	5%	22,184	6%
Florida	19,819	4%	21,247	5%	17,893	5%
North Carolina	19,177	4%	15,413	3%	11,990	3%
Virginia	15,633	3%	18,116	4%	17,469	5%
Georgia	13,003	3%	10,877	2%	6,828	2%
Tennessee	11,948	3%	11,527	3%	9,482	3%
Illinois	10,813	2%	4,341	1%	2,802	1%
Other	69,792	15%	58,912	13%	53,790	13%
Total	$461,130	100%	$461,076	100%	$374,796	100%

The increase in total direct workers’ compensation premiums written, and more specifically that written in the state of California, for 2007, compared to 2006, reflected business written under our fronting arrangement with Midwest Insurance Companies which underwrote and serviced workers’ compensation policies in California using our approved forms and guidelines.  During the term of the arrangement, we retained between 0% and 10% of the underwriting results on this business.  Total direct premiums written under this agreement were $10.4 million in 2008, compared to $59.8 million in 2007 and $14.8 million in 2006.  Our agreement with Midwest terminated in March 2008.  The current year decline in the Midwest business was partially offset by new fronting business produced under arrangements we entered into during 2008, which produced $24.4 million of workers’ compensation business primarily in the state of California.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market.  We refer to this business as residual market business.  Typically, an insurer’s share of this residual market business is assigned retrospectively based on its market share of voluntary direct premiums written.  This system exists in all of the states listed in the above table, except Pennsylvania, New York, Maryland and California.  In these four states, separate governmental entities write all of the workers’ compensation residual market business. In 2008, The PMA Insurance Group’s written premiums included $11.4 million of residual market business, which constituted 2% of our direct workers’ compensation premiums written.  Based upon data for policy year 2008 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry, in all states, was approximately 6% of direct workers’ compensation premiums written.

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

The PMA Insurance Group’s voluntary workers’ compensation premiums written by product type were as follows (1):

	2008	2007	2006

Rate-sensitive products	59%	59%	58%
Loss-sensitive products	25%	25%	28%
Alternative market products	16%	16%	14%
Total	100%	100%	100%

(1)  Excludes business written under fronting arrangements.

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period.  These loss-sensitive products are generally subject to less rate regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer.  Under these types of policies, losses are evaluated after the policy period expires in order to determine whether premium adjustments are required.  These policies are typically subject to adjustment for an average of five years after policy expiration.  We generally restrict loss-sensitive products to accounts with annual premiums in excess of $100,000.

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

Through The PMA Insurance Group’s workers’ compensation product offerings, we generally provide risk control services to our insureds.  We also provide a comprehensive array of managed care services to control loss costs.  These include:

•
Case review and intervention by disability management coordinators, all of whom are registered nurses.  Along with The PMA Insurance Group’s claims professionals and the insured employer, these disability management coordinators proactively manage medical treatment and length of disability beginning early in the rehabilitation process.  There are also case management nurses who manage more serious claims via on-site visits with injured workers and medical providers.

•
Access to third party workers’ compensation preferred provider networks, which includes doctors, hospitals, ancillary healthcare providers, physical therapists, outpatient clinics and imaging centers.  Utilization of the networks generally results in reduced medical costs, in comparison to medical costs incurred when a claim is handled outside the networks.  In addition, we provide our clients with access to expert physical and occupational therapy providers.

•	Use of a team of catastrophic medical case management experts provided by a third party to assist in achieving enhanced clinical and financial outcomes for catastrophic injuries.

•
Access to a third party pharmacy benefit management program designed specifically for the workers’ compensation industry, which includes access to a nationwide network of pharmacies, increased savings through volume pricing, on-line drug utilization review and the ability to capture the first prescription within the program.

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

Under a “rent-a-captive” arrangement, the client purchases an insurance policy from us and chooses a participation level.  We then cede a portion of the premium and loss exposures to either a Bermuda- or Cayman-based subsidiary.  The client participates in the loss and investment experience of the portion ceded to the Bermuda- or Cayman-based subsidiary through a dividend mechanism.  The client is responsible for any loss that may arise within its participation level.  This potential obligation is typically secured through assets in trust, a letter of credit or similar arrangement.  Our principal sources of income from this rent-a-captive program are the premium revenue on the risk retained by us and captive management fees earned.

Distribution

The PMA Insurance Group distributes our products through multiple channels, including national, regional and local brokers and agents and direct sales representatives.

As of December 31, 2008, The PMA Insurance Group had contracts with 552 independent agents and brokers.  During 2008, these independent agents and brokers accounted for approximately 92% of The PMA Insurance Group’s direct premiums written.  The top ten independent agents and brokers, excluding fronting business, accounted for 26% of The PMA Insurance Group’s 2008 direct premiums written, the largest of which accounted for 5% of direct premiums written.

We pay commissions to the agents and brokers on individual policies placed with us.  We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commissions based on specified contractual criteria, primarily related to premium growth.

As of December 31, 2008, The PMA Insurance Group employed 11 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware.  These employees produced $40.0 million in direct premiums written in 2008.

The PMA Insurance Group’s underwriters review business submissions before they are accepted.  The PMA Insurance Group monitors several statistics with respect to our independent agents and brokers, including a complete profile of the agent/broker, the number of years the agent/broker has been associated with The PMA Insurance Group, the percentage of the agent/broker’s business that is underwritten by The PMA Insurance Group, the ranking of The PMA Insurance Group within the agent/broker’s business and the profitability of the agent/broker’s business.

As of December 31, 2008, our field organization consisted of 15 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory.  Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claims adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with our actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss.  Certain types of business are referred to underwriting specialists and actuaries for individual pricing.  The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages.  We mitigate our exposure to catastrophic loss, including terrorism, by various methods including individual account underwriting guidelines, further review of significant risks by an in-house terrorism committee, the use of catastrophe modeling and thematic software, the purchase of per-risk and catastrophe reinsurance coverage, and potential utilization of benefits provided by federal programs.  Because terrorism exclusions are not permitted for workers’ compensation business, we refined our workers’ compensation underwriting guidelines to manage the underwriting exposure from terrorism risks to include the review of aggregation of risks by geographic location, the evacuation and security protocols of buildings in which insured employees work, and to assess the types of entities located in the vicinity of the prospective insured.  Adherence to these procedures has not materially affected The PMA Insurance Group’s mix of business.  The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has led us to decline to write or renew certain business.  Additional rates are charged for terrorism coverage under workers’ compensation insurance in all states.  We will continue to review and refine our terrorism underwriting guidelines on a going forward basis.

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

The PMA Insurance Group also employs credit analysts.  These employees review the financial strength and stability of customers who select loss-sensitive and alternative market products, and specify the type and amount of collateral that customers must provide under these arrangements.  Premium auditors perform audits to determine that premiums charged accurately reflect the actual exposure bases.

Claims Administration

Claims services are delivered to customers primarily through employees located in branch or satellite offices.  Claims are assigned to claims professionals based on coverage and jurisdictional expertise.  Claims meeting certain criteria are referred to line of business claim specialists.  Certain claims arising outside of our principal marketing territory are assigned to an independent claims service provider, yet managed to our claims standards.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims adjustment activities.  Claims professionals are also supported by in-house legal counsel and an anti-fraud investigative unit.  A special claims unit in the home office manages more complex specialized matters such as asbestos and environmental claims.

The PMA Insurance Group maintains a centralized customer service center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals and to increase responsive service to our clients.  The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution.  PMA’s Customer Service Center also houses a centralized call center providing 24 hour service for customer requests and inquiries.  Currently, approximately 70% of new losses are reported electronically through our internet based technology, including PMA Cinch®, our internet risk management information system.

Competition

The domestic property and casualty insurance industry is very competitive and consists of many companies, with no one company dominating the market for all products.  In addition, the degree and nature of competition varies from state to state for a variety of reasons, including the regulatory climate and other market participants in each state.  The PMA Insurance Group has six principal competitors: Liberty Mutual Group, American International Group, Inc., Zurich/Farmers Group, St. Paul Travelers, The Hartford Insurance Group and CNA Financial Corporation, all of which are larger and have greater financial resources than us.  In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups and self-insurance programs.  Some of these competitors also are larger and have greater financial resources than us.

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

We continuously evaluate our products to meet the needs of clients in our markets.  In 2007, The PMA Insurance Group formed a new business unit, PMA Specialty Markets, in order to expand our focus on the growing captive and groups/programs property and casualty insurance market.  As an increasing number of property and casualty insurance buyers seek alternative market solutions for their insurance needs, this new business unit will enhance The PMA Insurance Group’s ability to compete for this type of business.  In 2006, The PMA Insurance Group introduced access to two preferred provider networks which offer managed care services to control loss costs.  The PMA Insurance Group continues to focus on rehabilitation and managed care services to control workers’ compensation costs for our clients and to evaluate new product opportunities that may enhance our overall competitive position.

Industry Trends

The property and casualty insurance industry has historically been cyclical in nature.  This cyclical nature has included periods characterized by excess capacity, which have resulted in highly competitive market conditions evidenced by declining premium rates and, in many cases, policy terms less favorable to the insurers.  These “soft markets” have typically led companies to withdraw from portions of the business that are under-priced or to cease operations.  In turn, market conditions typically begin to “harden” as the market contracts and many insurance and reinsurance companies independently seek price increases and more favorable policy terms.  Alternatively, catastrophic events, such as terrorist attacks or natural disasters, may trigger the beginning of a harder market.

In 2008, pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation products decreased by 6%, compared to declines of 4% in 2007 and 2% in 2006.  On rate-sensitive products, any benefit that we derive from potential future price increases may be partially or completely offset by price increases on our ceded reinsurance, by frequency of reported losses and by loss cost inflation.  While we focus on the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products, there can be no assurance that price changes coupled with payroll inflation will increase at a level consistent with loss cost inflation.  This is true even if loss costs increase throughout the industry as a whole.

Pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation business written in 2008 decreased 22% in New York and 18% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau.  These two states collectively represent about 16% of our overall rate-sensitive workers’ compensation business written during 2008.  Exclusive of business written in New York and Florida, The PMA Insurance Group’s pricing on rate-sensitive workers’ compensation business decreased 3% in 2008.

Pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation business in Pennsylvania declined 5% in 2008.  In Pennsylvania, we were affected by a 10.2% reduction in loss costs, which was approved by the Pennsylvania Insurance Department and became effective on April 1, 2008.  While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the reduction in filed rates.  We also believe the nature of our loss-sensitive and alternative market books of business, which represent approximately 41% of our Pennsylvania workers’ compensation business, mitigate the impact of reductions in filed loss costs.

FEE-BASED BUSINESS

Background

Our Fee-based Business includes the operations of PMA Management Corp., Midlands Management Corporation, and PMA Management Corp. of New England, Inc.  As a result of our acquisition of Midlands in 2007, we began reporting the combined operating results of our fee-based businesses, PMA Management Corp. and Midlands, in a new reporting segment, Fee-based Business.  These businesses, along with PMA Management Corp. of New England, Inc., which we acquired in 2008, allow us to expand and diversify our revenue base to include services that do not include assumption of insurance risk.

PMA Management Corp. has been in operation since 1991.  PMA Management Corp. provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  PMA Management Corp. shares resources with the Pooled Companies and, therefore, requires minimal capital investment.  In addition, this business competes on the basis of our reputation as a high quality claims and risk control services provider with a strong focus on clients and a track record of designing risk management solutions that positively impact our clients’ bottom line.  As part of the claims administration services, clients benefit from the same comprehensive array of managed care services to control loss costs that are provided as part of The PMA Insurance Group’s workers’ compensation product offerings.

Midlands has been in operation since 1990 and is based in Oklahoma City, Oklahoma.  Midlands acts as a broker of excess and surplus lines insurance, a managing general agent, a program administrator, and a claims administration and consulting firm.  Its activities encompass underwriting, brokerage, insurance consulting, and claims management.

PMA Management Corp. of New England, Inc. is a Connecticut-based provider of risk management and TPA services for workers’ compensation products.  PMA Management Corp. of New England, Inc. services healthcare and public entity customers primarily in the Connecticut and New York markets and has been in operation for more than 20 years.

Fee-based revenues were as follows:

(dollar amounts in thousands)	2008		2007		2006

Revenues (1):
Claims service revenues (2)	$58,301	82%	$34,034	92%	$27,853	100%
Commission income (2)	12,435	18%	3,005	8%	-	0%
Other revenues (2)	334	0%	113	0%	-	0%
Total	$71,070	100%	$37,152	100%	$27,853	100%

(1)    The revenues of PMA Management Corp. of New England, Inc. and Midlands are included only from the dates of acquisition, June 30, 2008 and October 1, 2007, respectively.
(2)    Excludes the effect of eliminating transactions in the Corporate and Other segment.

Claims Services

Our Fee-based Business primarily generates its revenues through claims services provided to clients.  Under claims services, our Fee-based Business operates as a TPA, and therefore, provides claims services while undertaking no insurance risk in the arrangement.  Our Fee-based Business provides complete multi-line claim administration services to individual, captive, and group self-insured clients, as well as to ceding carriers and reinsurers on an unbundled basis.  More specifically, our Fee-based Business offers claims services under a variety of insurance products, including workers’ compensation, property, casualty, personal accident, accident and health, and marine.

Agency and Brokerage

Commissions earned from agency and brokerage business accounted for 18% of our fee-based revenues in 2008.  We are licensed in all 50 states to provide agency and brokerage services.  We generate this  business from acting as an intermediary for reinsurance contracts and brokering products as a managing general agent and program administrator for retail insurance agents and wholesale brokers specializing in hard-to-place property and casualty business and specialty products.  We also provide consulting services for a variety of clients, including insurance companies, associations, purchasing groups, and large corporate insurance buyers.

Distribution

As of December 31, 2008, our Fee-based Business had more than 20 locations from which its businesses were conducted.  PMA Management Corp. had 14 offices that offer risk control and claims adjustment services, Midlands had five offices, including three offices solely dedicated to claims services, and PMA Management Corp. of New England, Inc. conducted its business from two offices.  Business is produced both on a direct basis and through a broad network of national and regional brokers as well as local agents.

Competition

The markets in which our Fee-based Business competes contain many participants and are very competitive.  For claims services, our Fee-based Business competes with national, regional and local providers of TPA services.  Competition in these markets is based primarily on service and price.  Our main competitors within the claims service business include national participants such as Gallagher Bassett, Corvel and Sedgwick CMS, as well as other regional TPAs.  Unlike The PMA Insurance Group, which competes with both insurance companies and the alternative risk market, our claims service business at Midlands competes only with other participants providing services within the alternative risk market.  Our agency and brokerage business competes with national and regional insurance brokers, managing general agents, program managers, and insurance companies.  To gauge our performance against competition, we conduct client surveys and audits.

DISCONTINUED OPERATIONS

Discontinued operations, formerly reported as our Run-off Operations, include the results of our reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.  In 2007, we determined that these operations should be reflected as discontinued operations.  On March 28, 2008, we entered into a Stock Purchase Agreement to sell our Run-off Operations to Armour Reinsurance Group Limited, a Bermuda-based corporation.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.

As of March 9, 2009, the Department’s financial examination of PMA Capital Insurance Company (“PMACIC”), which includes its review of the loss reserves, was still in process.  PMACIC is our reinsurance subsidiary in run-off.  Under the original terms of the Agreement, either Armour Re or we could have terminated the Agreement if the closing of the sale had not occurred within six months of signing the Agreement.  We amended the Agreement with Armour Re to extend the termination date to March 31, 2009, or such later date as mutually agreed.  We will continue to run-off the liabilities related to these businesses until the operations have been transferred.

See Note 5 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our discontinued operations.

REINSURANCE AND RETROCESSIONAL PROTECTION

We follow the customary insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries.  This reinsurance is maintained to protect us against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge our insurance subsidiaries from their primary liabilities to policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to our insurance subsidiaries for the reinsured portion of the risk.

The ceded reinsurance agreements of our insurance subsidiaries generally are renewable annually.  Some contracts are continuous in nature and may be terminated at their annual anniversary by either party upon 30 to 120 days’ notice.  In general, the reinsurance agreements are treaty agreements, which cover all underwritten risks of the types specified in the treaties.  Our reinsurance is on a per risk and per occurrence basis.  Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence.  Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.  See “Item 7 – MD&A – Loss Reserves and Reinsurance” and Note 8 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Reserves are established using various generally accepted actuarial methodologies.  These methodologies require that our actuaries review our historical and industry data and anticipate the impact of various factors such as legal developments, changes in social attitudes and changes in economic conditions in order to estimate the ultimate amount of losses and LAE that will be required to be paid.  This process relies on the basic assumption that past experience, adjusted for the effect of current developments and forecasted trends, provides an appropriate basis for predicting future outcomes.

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

Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  While we believe that our reserves are fairly stated as of December 31, 2008, the possibility exists that as additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, ultimate losses, net of reinsurance, could differ substantially from the amounts currently recorded.  Any future change in the estimate of reserves could have a material adverse effect on our financial condition, results of operations and liquidity.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 58 for additional information.  In addition, see the “Cautionary Note Regarding Forward-Looking Statements” on page 65 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

The table on the following page presents the subsequent development of the estimated year end reserves, net of reinsurance (“net reserves”), for the ten years prior to 2008.  The table does not include the reserves of our run-off reinsurance and excess and surplus lines businesses, which are reflected in our financial statements as discontinued operations.  The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE.  The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years.  The third section shows the re-estimated net reserves made in each succeeding year.  The reserves in the first and third sections are recorded net of discount, as discussed below the table, while paid loss information is not discounted.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2008; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year.  For example, a deficiency first recognized in 2003 relating to losses incurred in 1998 would be included in the cumulative deficiency amount for each of the years 1998 through 2002.  However, the deficiency would be reflected in operating results in 2003 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Loss and Loss Adjustment Expense Development
December 31,
(dollar amounts in millions)

		1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

I.	Initial estimated liability for
	unpaid losses and LAE,
	net of reinsurance	$778.9	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8	$432.8

II.	Amount of reserve paid,
	net of reinsurance through:

	- one year later	$234.3	$295.5	$179.9	$275.2	$257.5	$226.7	$241.6	$212.9	$210.4	$204.3	$-
	- two years later	469.2	397.2	362.2	442.0	372.1	368.1	383.2	351.6	339.7
	- three years later	552.1	555.9	468.0	503.3	448.7	454.1	474.1	436.2
	- four years later	694.7	652.2	503.9	534.6	485.6	502.5	528.0
	- five years later	785.5	679.7	524.1	548.1	497.8	532.6
	- six years later	807.7	694.2	530.0	559.4	511.8
	- seven years later	821.8	696.1	533.0	567.4
	- eight years later	823.2	696.2	540.7
	- nine years later	821.9	703.2
	- ten years later	827.5

III.	Re-estimated liability,
	net of reinsurance, as of

	- one year later	$769.9	$640.5	$465.1	$460.7	$454.4	$484.7	$502.8	$465.7	$455.1	$437.0	$-
	- two years later	764.0	640.4	465.4	490.8	453.2	484.3	505.2	465.1	454.6
	- three years later	763.1	639.8	471.2	489.1	454.6	490.1	505.7	466.3
	- four years later	761.8	642.7	469.4	495.0	460.6	493.8	508.5
	- five years later	765.5	640.9	480.5	499.0	463.8	496.5
	- six years later	765.1	647.6	482.8	501.6	468.5
	- seven years later	770.9	649.5	485.2	504.7
	- eight years later	772.9	652.8	488.8
	- nine years later	775.9	656.7
	- ten years later	779.7

IV.	Cumulative deficiency
	(redundancy):	$0.8	$10.1	$26.5	$45.1	$63.8	$9.7	$3.8	$(1.7)	$(2.2)	$(7.8)	$-

V.	Net liability	$778.9	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8	$432.8
	Reinsurance recoverables	471.8	497.5	596.2	647.5	787.4	772.9	722.1	701.3	695.9	768.2	809.5
	Gross liability	$1,250.7	$1,144.1	$1,058.5	$1,107.1	$1,192.1	$1,259.7	$1,226.8	$1,169.3	$1,152.7	$1,213.0	$1,242.3

VI.	Re-estimated net liability	$779.7	$656.7	$488.8	$504.7	$468.5	$496.5	$508.5	$466.3	$454.6	$437.0
	Re-estimated reinsurance recoverables	519.0	615.2	757.2	789.6	889.6	850.8	769.0	732.4	725.9	768.2
	Re-estimated gross liability	$1,298.7	$1,271.9	$1,246.0	$1,294.3	$1,358.1	$1,347.3	$1,277.5	$1,198.7	$1,180.5	$1,205.2

Unpaid losses and LAE on a GAAP basis were $1,242 million and $1,213 million at December 31, 2008 and 2007, respectively.  Unpaid losses and LAE on a statutory basis were $423.7 million and $429.7 million at December 31, 2008 and 2007, respectively.  The primary differences between our GAAP and statutory loss reserves reflect: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2008 and 2007, our gross unpaid losses and LAE were recorded net of discount of $126.1 million and $154.5 million, respectively.  Our net liability for unpaid losses and LAE was recorded net of discount of $27.5 million and $21.5 million at December 31, 2008 and 2007, respectively.  Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2008 and 2007 were $382.1 million and $379.5 million, net of discount of $27.4 million and $21.4 million, respectively.  Unpaid losses on certain workers’ compensation claims are discounted to present value using our actual payment experience and mortality and interest assumptions as mandated by the statutory accounting practices prescribed by the Pennsylvania Insurance Department.  We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  Pre-tax income is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves.  The net of these amounts is referred to as net discount accretion.  Net discount accretion improved pre-tax results by $1.5 million, $1.7 million and $1.5 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, our loss reserves were stated net of $16.3 million of salvage and subrogation.  Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which are then projected to an ultimate basis using actuarial projection techniques.  The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts already received by us.  The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

For additional information regarding our loss reserves and prior year loss development, see Note 7 to our Consolidated Financial Statements in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group – Losses and Expenses” and “Loss Reserves and Reinsurance.”

Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the balance sheet.  Unpaid losses and LAE for these operations on a GAAP basis were $247.4 million and $339.1 million at December 31, 2008 and 2007, respectively.  Unpaid losses and LAE for these operations on a statutory basis were $109.7 million and $128.9 million at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, our gross and net liabilities for unpaid losses and LAE from discontinued operations were both recorded net of discount of $17.4 million and $22.1 million, respectively, and at December 31, 2008, net of $283,000 of salvage and subrogation.  At December 31, 2008 and 2007, unpaid losses for our workers’ compensation claims on this business, net of reinsurance, were $50.1 million and $48.8 million, net of discount of $17.2 million and $19.5 million, respectively.  Net discount accretion increased loss and LAE incurred at our discontinued operations by $3.5 million, $4.2 million and $4.0 million in 2008, 2007 and 2006, respectively.

For additional information regarding the loss reserves and prior year loss development at our discontinued operations, see Note 5 to our Consolidated Financial Statements in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “Discontinued Operations – Premiums, Losses and Expenses” and “Loss Reserves and Reinsurance – Discontinued Operations.”

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

We do not currently have any derivative financial instruments in our investment portfolio.  We do not use derivatives for speculative purposes.  Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of investments in any single industry segment other than finance companies, which comprised 17% of invested assets at December 31, 2008.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 3% of the total investment portfolio.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Item 7 – MD&A – Investments” as well as Notes 2-B, 5 and 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

RATINGS

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of PMA Capital Corporation.  Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims and other factors more relevant to policyholders than investors.  We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best Company, Inc., are material to our operations.  We currently participate in the ratings processes of A.M. Best, Fitch Ratings and Moody’s Investor Services.  Other rating agencies also rate our securities, but we do not disclose such ratings in our reports.

The rating scales of A.M. Best, Fitch and Moody’s are characterized as follows:

A.M. Best—A++ to S (“Superior” to “Suspended”)
Fitch—AAA to C (Exceptionally strong to lowest-rated class)
Moody’s—Aaa to C (Exceptional financial security to lowest-rated class)

As of March 5, 2009, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

Financial Strength Ratings:	A. M. Best		Fitch		Moody's

Pooled Companies (1)	A-	(4th of 16)	BBB+	(8th of 21)	Baa3	(10th of 21)

PMA Capital Insurance Company	C++	(9th of 16)		Not Rated		Not Rated

Senior Debt Ratings:			Fitch		Moody's
PMA Capital Corporation			BB+	(11th of 21)	Ba3	(13th of 21)

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

In supervising and regulating insurance and reinsurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, have broad authority and discretion in applying applicable insurance laws and regulations.  The Pooled Companies and PMACIC are domiciled in Pennsylvania, and the Pennsylvania

Insurance Department exercises principal regulatory jurisdiction over them.  The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.  Insurance companies are also subject to state guaranty fund assessments to cover claims against impaired, insolvent or failed insurers.

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

State insurance departments in jurisdictions in which our insurance subsidiaries do business also conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition.  The Department is currently in the process of completing its examination of the Pooled Companies and PMACIC as of and for the years ended December 31, 2003 through 2007, respectively.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.  In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) became effective.  TRIPRA provides an extension of the Terrorism Risk Insurance Act through December 31, 2014.  TRIPRA requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism.  Exclusions are permitted for certain types of losses, if a state permits exclusions for such losses.  TRIPRA requires insurers to pay a deductible equal to 20% of the insurer’s commercial lines (as defined by TRIPRA) direct earned premiums.  The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses.  For terrorist acts to be covered under TRIPRA, they must be certified as such by the United States Government and may be committed by individuals acting on behalf of a foreign or domestic person or interest.  TRIPRA limits the federal government’s liability to an annual aggregate of $100 billion of covered industry-wide losses.  TRIPRA applies to certain commercial lines of property and casualty insurance offered by The PMA Insurance Group, including workers’ compensation insurance, but does not apply to reinsurance.  The PMA Insurance Group would be subject to a deductible of approximately $93 million in 2009 if a covered terrorist act was to occur.  The deductible would be covered by our existing reinsurance program.

Workers’ compensation insurers were prohibited from excluding terrorism from coverage prior to the enactment of the Terrorism Risk Insurance Act, and continue to be subject to this prohibition.  When underwriting new and renewal commercial insurance business, The PMA Insurance Group considers the added potential risk of loss due to terrorist activity, and this has led us to decline to write or renew certain business.  Additional rates are charged for terrorism coverage under workers’ compensation insurance in all states.  The PMA Insurance Group has also refined its underwriting procedures in consideration of terrorism risks.  For additional information regarding The PMA Insurance Group’s underwriting criteria, see “Business – The PMA Insurance Group, Underwriting” section of this Form 10-K.

Because of the unpredictable nature of terrorism, and the deductibles that The PMA Insurance Group would be subject to under TRIPRA, if a future terrorist attack was to occur, it may result in losses that could have a material adverse effect on our financial condition, results of operations and liquidity.  Although the deductible would be covered by our existing reinsurance program, the payment of such deductible could have a significant impact on our cost of future reinsurance coverage, and consequently, our pricing on the direct business that we write.  In addition, the payment of such deductible would increase the collection risk associated with the recovery of these balances from our reinsurers.

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

As a result of discussions with the Department, PMACIC entered into a voluntary agreement with the Department, dated December 22, 2003.  Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including: entering into any new reinsurance contracts, treaties or agreements, except as may be required by law; making any payments, dividends or other distributions to, or engaging in any transactions with, any of PMACIC’s affiliates; making any withdrawal of monies from PMACIC or making any disbursements, payments or transfers of assets in an amount exceeding five percent (which equaled $7.5 million as of December 31, 2008) of the fair value of PMACIC’s then aggregate cash and investments; incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated); appointing any new director or executive officer; or altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure.  The letter agreement will remain in effect until the Commissioner determines it is no longer necessary, or until and unless it is superseded by a regulatory order.

In a 2004 order (the “2004 Order”), the Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to the holding company prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”).  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  We used the proceeds to purchase Midlands, to repurchase shares of our Class A Common Stock and to maintain liquidity at the holding company.

Under Pennsylvania law, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person has obtained prior approval from the Commissioner for such acquisition of control.  Any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company.  This presumption may be rebutted by a showing that control does not exist.  The Commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities.  To obtain approval from the Commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the Commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

The Pooled Companies paid dividends of $4.0 million to the holding company in 2008.  As of December 31, 2008, the Pooled Companies can pay up to $31.8 million in dividends to the holding company during 2009 without the prior approval of the Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings.  We did not receive any dividends from PMACIC in 2008, and given the pending sale of this operation in 2009, we do not expect to receive any dividends from PMACIC prior to the closing of the sale.

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

At December 31, 2008, the RBC ratios of the Pooled Companies ranged from 477% to 1529% and PMACIC’s RBC ratio was 202%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers.  These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile.  In 2008, none of the Pooled Companies reported any unusual values while PMACIC reported six unusual values, relating to: (1) change in net premiums written, (2) two-year overall operating ratio, (3) gross change in policyholders’ surplus, (4) change in adjusted policyholders’ surplus, (5) adjusted liabilities to liquid assets, and (6) one-year reserve development to policyholders’ surplus.  The unusual values for the change in net premiums written and the two-year overall operating ratio resulted from negative net premiums written due to premium cessions under an adverse development cover in the prior year.  The unusual values for the changes in policyholders’ surplus and reserve development were largely due to PMACIC’s 2008 statutory loss of $26.8 million, which included loss development of $15.8 million.  The unusual value related to adjusted liabilities to liquid assets was primarily due to $66.7 million of assets, such as funds held by reinsureds and deposit assets, which are not considered liquid assets for purposes of this calculation, while their offsetting liabilities were included in the liability component of this ratio.

EMPLOYEES

As of February 1, 2009, we had 1,353 full-time employees, including 18 at our discontinued operations.  None of our employees is represented by a labor union and we are not a party to any collective bargaining agreements.  We consider the relationship with our employees to be good.

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

The Annual Statements for the Pooled Companies and PMACIC, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices.  Annual Statements for the years ended December 31, 2008, 2007 and 2006 for each of these subsidiaries are available on the Annual Report portion of our website www.pmacapital.com.

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

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Commutation	Transaction in which policyholders and insurers surrender all rights and are relieved from all obligations under an insurance or reinsurance contract.

Direct premium production	Direct premiums written, excluding the impact of fronting premiums and premium adjustments.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

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

Fronting arrangement	An arrangement between an insurance company and an underwriting source in which the insurance carrier allows the underwriting source to underwrite and, in many cases, service insurance policies in a certain jurisdiction using its approved forms and guidelines in exchange for a commission. Typically, the insurance carrier receiving the commission does not retain significant underwriting risk under the arrangement.

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

Indemnity payments	Amounts paid directly to an injured worker as compensation for lost wages.

Loss adjustment expenses
(“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.

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

Manual rates	Insurance rates for lines and classes of business that are approved and published by state insurance departments.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.

Novation	The substitution of one party to a contract by another, with the consent of the other contracting party.

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

Pro rata, or quota share, reinsurance
A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company.  Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.

Property insurance
and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reinsurance
A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued.  The reinsured may be referred to as the original or primary insurer or the ceding company.

Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

Retention, retention layer
The amount or portion of risk that an insurer or reinsurer retains for its own account.  Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire.  In proportional treaties, the retention may be a percentage of the original policy’s limit.  In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession;
retrocessionaire
A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed.  Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

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

Third party administrator
A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis.  No insurance risk is undertaken in the arrangement.

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

Item 1A.  Risk Factors.

Our business faces significant risks.  The risks described below are not the only risks we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition, results of operations, liquidity or prospects could be affected materially.

Reserves are estimates and do not and cannot represent an exact measure of liability.  If our actual losses exceed our reserves, we may need to increase our reserves, which would adversely affect our financial results.

We establish reserves representing estimates of future amounts needed to pay claims and loss adjustment expenses with respect to insured events that have occurred, including events that have not been reported to us.  Our reserves do not and cannot represent an exact measure of liability.  We use actuarial models in our reserving process.  The actuarial models rely on the basic assumption that past experience, adjusted for the effect of current developments and forecasted trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future outcomes.  These uncertainties are not precisely quantifiable and require significant judgment.

We face greater uncertainty when estimating insurance reserves for casualty coverages than for property coverages.  In addition, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss.  We refer to this business as “long-tail” business.  Our major long-tail lines include our workers’ compensation and casualty reinsurance business.  Long-tail products are generally subject to more unforeseen development and uncertainty than shorter tailed products.  Additionally, as reinsurers rely on their ceding companies to provide them with information regarding incurred losses, reported claims for reinsurers become known more slowly than for primary insurers.  This also generally leads to more unforeseen development and uncertainty.  A significant increase in reserves at our discontinued operations could also adversely impact our ability to sell that business.

We continually refine our reserve estimates as claims are reported and settled and additional information concerning loss experience becomes known.  Because setting reserves is inherently uncertain, our current reserves may prove inadequate in light of subsequent developments.  If we increase our reserves or if our reserves are inadequate, our earnings for the period will generally decrease by a corresponding amount.  Therefore, future reserve increases or losses in excess of reserves could have a material adverse effect on our results of operations, financial condition and financial strength and credit ratings.

Our reserves for asbestos and environmental claims may be insufficient.

Estimating reserves for asbestos and environmental exposures continues to be difficult because of several factors, including:

•	evolving methodologies for the estimation of the liabilities;
•	lack of reliable historical claim data;
•	uncertainties with respect to insurance and reinsurance coverage related to these obligations;
•	changing judicial interpretations; and
•	changing government standards and regulations.

We believe that our reserves for asbestos and environmental claims have been appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies.  However, our process for establishing reserves involves significant judgment and assumptions and the potential exists for changes in federal and state standards for clean-up and liability and changing interpretations by courts resulting from the resolution of coverage issues.  Coverage issues in cases where we are a party include:

•	disputes concerning proof of insurance coverage;
•	questions of allocation of liability and damages among the insured and participating insurers;
•	assertions that asbestos claims are not product or completed operations claims subject to an aggregate limit;
•	and contentions that more than a single occurrence exists for purposes of determining the available coverage.

Our ultimate exposure for these claims may vary significantly from the amounts currently recorded, resulting in potential future adjustments that could be material to our financial condition, results of operations and liquidity.

You can find additional information regarding our asbestos and environmental claim reserves in “Item 7 – MD&A – Loss Reserves and Reinsurance.”

Because insurance ratings, particularly from A.M. Best, are important to our policyholders, downgrades in our ratings may adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries.  Ratings are not intended for the protection of investors and are not recommendations to buy our securities.

Currently, The PMA Insurance Group’s financial strength rating from A.M. Best is “A-.”  Any future downgrade in The PMA Insurance Group’s A.M. Best rating might result in a material loss of business as policyholders might move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business.  Certain clients, particularly large account clients and clients in the construction industry, will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating.  A downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

Financial strength ratings are subject to revision or withdrawal at any time by the rating agencies.  We cannot assure you that we or our principal insurance subsidiaries can maintain or improve these ratings.

We face a risk of not being reimbursed for losses covered by reinsurance contracts we purchase, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding).  During 2008, we had $528.9 million of gross premiums written of which we ceded $114.7 million, or 22% of gross premiums written, to reinsurers for reinsurance protection.  Reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to our subsidiaries for the reinsured portion of the risk.  As of December 31, 2008, we had $826.1 million of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  As of December 31, 2008, we also had $95.0 million of reinsurance receivables from reinsurers at our discontinued operations for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.

Our ability to collect reinsurance depends upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers.  We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a change in circumstances, such as a reinsurer’s insolvency, or a reinsurer’s inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations, financial condition and liquidity.

If reinsurance becomes unavailable or more costly it could materially affect our ability to write business and our results of operations.

Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase.  Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as are currently available.  Increases in the cost of reinsurance would have an adverse effect on our results of operations.  If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or a reduction in our insurance writings.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may harm our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  Issues may not emerge until after we issue policies that can be affected by these changes and we may not know our potential liability until several years after the policy is issued.  The effects of emerging claims and coverage issues, such as the asbestos and environmental claims discussed above, are extremely hard to predict and could increase our exposure to claims and losses under our insurance policies.

Our reliance on independent agents and brokers exposes us to several risks.

Approximately 92% of The PMA Insurance Group’s business in 2008 was produced through independent agents and brokers.  We do business with a large number of independent brokers on a non-exclusive basis and many of these agents still offer insurance policies issued by other companies which compete with us.  Some of our competitors offer a broader selection of insurance programs than we do.  Our brokers may be more successful selling these broader programs than selling our products.  Therefore, we cannot rely on their ongoing commitment to our insurance products.

In accordance with industry practice, our customers often pay the premiums for their policies to agents and brokers who then remit the payment to us.  After payment to the agent or broker the customer is no longer liable to us for those amounts, whether or not we have actually received the premiums from the agent or broker.  Consequently, we assume a degree of credit risk by relying on agents and brokers in settling insurance balances.

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

This system of supervision and regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;
•	restrictions on certain transactions between our insurance subsidiaries and their affiliates, including us;
•	restrictions on the nature, quality and concentration of investments;
•	limitations on the rates that we may charge on our insurance business;
•	restrictions on the types of terms and conditions that we can include in the insurance policies we offer;
•	limitations on the amount of dividends that insurance subsidiaries can pay;
•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business;
•	certain required methods of accounting;
•	reserves for unearned premiums, losses and other purposes; and
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

On December 22, 2003, PMACIC entered into a voluntary agreement with the Pennsylvania Insurance Department.  Pursuant to the agreement, PMACIC agreed to request the Department’s prior approval of certain actions, including:

•	entering into any new reinsurance contracts, treaties or agreements, except as may be required by law;
•	making any payments, dividends or other distributions to, or engaging in any transactions with any of PMACIC’s affiliates;
•	any withdrawal of monies from PMACIC or making any disbursements, payments or transfers of assets in an amount exceeding five percent of the fair value of PMACIC’s then aggregate cash and investments;
•	incurring any debt, obligation or liability for borrowed money, pledging its assets or loaning monies to any person or entity (whether or not affiliated);
•	appointing any new director or executive officer; or
•	altering its or its Pennsylvania-domiciled insurance company subsidiaries’ ownership structure.

The Department may impose additional operational or administrative restrictions deemed necessary by the Pennsylvania Insurance Commissioner for implementation of the agreement.  These restrictions, as well as any further restrictions on the conduct of PMACIC’s business, may adversely affect its ability to efficiently conduct the run-off of its insurance liabilities.

In a 2004 Order, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to the holding company prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, its risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases on insurance policies offered by our primary insurance subsidiaries or taking other actions we might wish to take to increase our profitability.  Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of those laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to supervise the business and operations of an insurance company.  Any substantial fine, revocation or suspension of a license or order of supervision could have a material adverse effect on our results of operations or financial condition.

The states in which we do business require us to contribute toward guaranty funds or associations that are used to pay a portion of the unfunded obligations of impaired or insolvent insurance companies.  In light of current economic conditions, it is possible that the regulations governing the level of the guaranty fund or association assessments against us may change, requiring us to increase our level of payments.  A significant increase in assessments could have a material adverse effect on our financial condition and results of operations.

Recent developments in the insurance industry have led to increased scrutiny by regulatory authorities relating to the placement of insurance, as well as claims handling by insurers, in the wake of recent hurricane losses.  Some states adopted new disclosure requirements relating to the placement of insurance business, while other states are considering what additional regulatory oversight might be required with regard to claims handling activities of insurers. It is difficult to predict the outcome of new regulatory activities, the areas of the insurance industry that will be affected, whether activities and practices currently thought of to be lawful will be reconsidered and what impact, if any, new regulatory actions may have on our business.

We have exposure to catastrophic events, which can materially affect our financial results.

Claims arising out of catastrophes may have a significant effect on our results of operations, liquidity and financial condition.  Various events cause catastrophes, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, and fires.  The incidence and severity of catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Insurance companies are not permitted to reserve for catastrophes until a catastrophic event takes place.  Although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

Man-made events, such as terrorism, can also cause catastrophes.  For example, the attack on the World Trade Center resulted in approximately $31 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection.  The Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, which expires December 31, 2014, may mitigate the impact of future terrorism losses in connection with the commercial lines insurance business offered by The PMA Insurance Group.  In the event that a terrorist act qualifying for coverage under TRIPRA occurs, TRIPRA requires an insurer to pay initial losses under the insurance policies the insurer issued up to 20% of the insurer’s commercial lines direct earned premiums.  The federal government covers 85% of the losses above that amount and the insurer retains 15% of the losses.  The PMA Insurance Group would be subject to a deductible of approximately $93 million in 2009 if a covered terrorist act was to occur.  Our existing reinsurance program would cover that deductible.  However, given the amount of losses we must retain, the cap on the federal government’s liability set at $100 billion for the entire insurance industry in the aggregate and the fact that nuclear, biological, chemical and radiological events are not significantly covered in The PMA Insurance Group’s reinsurance treaties, a future terrorist attack may result in losses that are not covered by reinsurance or by TRIPRA and that have a material adverse effect on our financial condition, results of operations and liquidity.

Our results may fluctuate based on many factors, including cyclical changes in the insurance industry.

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties.  The industry’s profitability can be affected significantly by:

•	rising levels of actual costs that are not known by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;
•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop;
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses; and
•	volatility associated with the long-tail nature of the reinsurance business, which may impact the results at our discontinued operations.

The property and casualty insurance industry historically is cyclical in nature with demand rising as the overall level of economic activity increases and falling as such activity decreases.  Fluctuations in demand, the level of competition and underwriting standards and the impact on us of other factors identified above could have a negative impact on our results of operations and financial condition.

Our concentration in workers’ compensation insurance could adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 92% of our net premiums written for the year ended December 31, 2008 was attributable to workers’ compensation insurance.  Negative competitive, economic or regulatory developments that affect the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies with more diversified lines of insurance.  For example, if legislation is enacted in any state in which we operate to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, it could negatively affect the workers’ compensation insurance industry.  Where workers’ compensation insurance rates are determined by regulation, reductions in mandated rates would reduce our profitability.  Any negative developments affecting the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

We operate in a highly competitive industry which makes it more difficult to attract and retain new business.

The property and casualty insurance industry is highly competitive and we believe that it will remain so for the foreseeable future.  The PMA Insurance Group competes with a large number of insurance companies and diversified financial services companies.  The PMA Insurance Group has six principal competitors: Liberty Mutual Group, American International Group, Inc., Zurich/Farmers Group, St. Paul Travelers, The Hartford Insurance Group and CNA Financial Corporation.  All of these companies and some of our other competitors have greater financial, marketing and management resources than we do.

A number of recent, proposed or potential legislative or industry developments could further increase competition in our industry.  These developments include:

•
the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies, such as banks and brokerage firms, to engage in certain insurance activities), which could result in increased competition from financial services companies;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative types of coverage; and
•	changing practices caused by technology, which have led to greater competition in the insurance industry.

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

The concentration of our business in the eastern part of the United States makes us particularly susceptible to developments and conditions affecting that region.

Our business is concentrated in the eastern part of the United States.  Direct premiums written in Pennsylvania, New York and New Jersey accounted for approximately 49% of our total direct premiums written in the year ended December 31, 2008.  Unfavorable business, economic or regulatory developments, or catastrophic events, occurring in those states, or the eastern part of the United States, could negatively affect our business and results of operations.  For example, if Pennsylvania, New York or New Jersey experienced rates of unemployment higher than other areas causing larger payroll reductions for customers operating in those areas, our business and results of operations would suffer.

Although geographic concentration has not had a material adverse effect on our business in the past, we could face business, economic, regulatory and other risks in the future that are greater than the risks facing insurance companies that operate in different states or geographic areas or that spread their business over more diverse geographic areas.  The geographic concentration of our business could have a material adverse effect on our business or results of operations.

Because our investment portfolio is primarily fixed income securities, the fair value of our investment portfolio and our investment income could suffer as a result of fluctuations in interest rates and other events that adversely affect the capital markets.

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

In addition to fluctuations in interest rates, other adverse developments in the capital markets can affect our investment portfolio.  Severe disruptions in the capital markets that cause widening credit spreads, bankruptcies and government intervention in financial institutions can result in significant losses in our investment portfolio.  In addition, any defaults in the payments due to us for our investments could reduce our investment income and cause us to incur investment losses.  During the year ended December 31, 2008, we realized $9.2 million pre-tax in investment losses in connection with our investment in certain senior debt of Lehman Brothers and preferred stock of Federal National Mortgage Association.  If the capital markets continue to deteriorate, we could experience additional losses in the future, which could have a material adverse effect on our results of operations and financial condition.

If we cannot consummate the sale of our Run-off Operations, it could negatively impact our operating results and financial condition.

We have entered into a definitive stock purchase agreement for the sale of our Run-off Operations.  The closing of the sale and transfer of ownership are pending approval by the Pennsylvania Insurance Department.  We have agreed with the buyer to extend the termination date set forth in the stock purchase agreement to March 31, 2009 or a later date to which we and the buyer mutually agree.  The results of the Run-off Operations are included in discontinued operations and affect our reported amounts of net income (loss).  Impairment losses and adverse loss developments at the Run-off Operations have had a negative impact on our results.  High levels of retained overhead expenses associated with our Run-off Operations also negatively affect our results.

During the fourth quarter of 2008, we made a $13.0 million capital contribution to PMACIC, one of the companies that is part of the Run-off Operations.  The capital contribution was written-off in the fourth quarter of 2008 because we believe that the additional capital will not result in an increase to the cash that we expect to receive at the closing of the sale.

If we are unable to consummate the sale of the Run-off Operations or if additional contributions to the capital of the subsidiaries that form the Run-off Operations become required, our results of operations and financial condition will be adversely impacted.

Our business is dependent upon our key executives, certain of whom do not have employment agreements with restrictive covenants and can leave our employment at any time.

Our success depends significantly on the efforts and abilities of our key executives.  We currently have employment agreements that include restrictive covenants with certain of our key executives; however, we do not have employment agreements with our other executives.  Accordingly, these other executives may leave our employment at any time and join one of our competitors.  Competition for qualified executive management personnel is intense and we may be unable to attract executives possessing the skills we require.  Our business and results of operations could be adversely affected if we lose the services of our current executives and are unable to attract qualified new executives or if our current executives leave our employ and join companies that compete with us.

Because credit ratings are important to our creditors, downgrades in our credit ratings may adversely affect us.

Nationally recognized rating agencies rate the debt of PMA Capital Corporation.  Ratings are not recommendations to buy our securities.  A downgrade in our debt ratings will affect our ability to issue additional debt with terms and conditions similar to our current debt and will increase our cost of capital.  In addition, a downgrade of our debt ratings will make it more difficult to raise capital to refinance any maturing debt obligations and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries.

We may not have sufficient funds to satisfy our obligations under our indebtedness and our other financial obligations.

As of December 31, 2008, we had $129.4 million of outstanding indebtedness.  Our ability to service our indebtedness and to meet our other financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors, including factors beyond our control.  In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets.  However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are acceptable to us.  Recent disruptions in the capital markets have made the availability of funds more uncertain.  These disruptions, combined with any effects of the current economic slowdown, increase the risk that we could require funds at a time when they are unavailable to us.  We cannot assure you that sufficient funds will be available to us to satisfy our obligations under our indebtedness and to meet our other financial obligations.

We may require additional capital in the future, which may not be available or may be available only on financially unfavorable terms.

Our capital requirements depend on many factors, including our ability to write new and renewal business and rating agency capital requirements.  To the extent that our existing capital is insufficient to meet these requirements, we may need to raise additional funds through financings.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Debt financings could require us to pay high interest rates and could impose covenants that restrict our freedom to operate our business.  Equity financings could result in dilution to our shareholders.  Any financing might result in the issuance of securities having rights, preferences and privileges that are senior to those of our shares of common stock.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.  If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Recent severe disruptions in the capital markets have materially affected liquidity in the debt markets, making financing terms less attractive and, in some cases, making financing unavailable.  These disruptions could curtail our access to the capital required to operate our business and implement our plans.  The limited liquidity available to finance businesses has been exacerbated by deteriorating economic conditions as volatile oil prices, declining business and consumer confidence and increased unemployment have precipitated a severe economic slowdown.  We do not know when conditions might improve.  As a result, if we require additional capital for any reason, including to meet statutory capital requirements, pay claims and expenses or to take advantage of attractive business opportunities, we cannot assure you that we will be able to obtain that capital on terms favorable to us or at all.

We are a holding company with no direct operations.  Statutory requirements governing dividends from our principal insurance operating subsidiaries could adversely affect our ability to meet our obligations.

We are a holding company that transacts substantially all of our business through our subsidiaries.  Our primary assets are the stock of our operating subsidiaries.  Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  State insurance laws, including laws establishing minimum solvency and liquidity thresholds, restrict payments of dividends within any twelve-month period and advances and repayments by our insurance operating subsidiaries.  Generally, the limit is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus, but only to the extent of unassigned surplus.  In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and could refuse to permit dividend payments at the maximum amounts calculated under any applicable formula.

If our business does not perform well, we could be required to recognize an impairment of our goodwill or other intangible assets or to increase our valuation allowance against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  We recorded a total of $18.1 million of goodwill in connection with our acquisitions of Midlands Management Corporation and PMA Management Corp. of New England, Inc.  We test goodwill for impairment annually or when there is reason to suspect that goodwill may have been diminished or impaired.  We perform impairment testing based upon estimates of the fair value of the acquired businesses to which the goodwill relates.  The estimated fair value of the acquired net assets is impacted by the ongoing performance of the related business. If we determine that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income.  Any write-down could have a material adverse effect on our results of operations or financial position.

Identifiable intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or business.  We classify identifiable intangible assets as having either a finite or an indefinite life.  We recorded a total of $13.2 million of identifiable intangible assets in connection with our acquisitions of Midlands Management Corporation and PMA Management Corp. of New England, Inc.  We test the recoverability of indefinite life intangibles annually or when there is reason to suspect that the intangible assets may have been diminished or impaired.  We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value.  If we recognize an impairment, we must write down the intangible asset by the amount of the impairment, with a corresponding charge to income.  Any write-down could have a material adverse effect on our results of operations or financial position.

As of December 31, 2008, we had a net deferred tax asset of $138.5 million.  Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist.  We periodically assess our deferred tax assets to determine if they are realizable.  Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected.  A write-down of our deferred tax asset could have a material adverse effect on our results of operations and financial position.

Provisions in our charter documents may impede attempts to replace or remove our current directors with directors favored by shareholders.

Our articles of incorporation and bylaws contain provisions that could delay or prevent changes in our board of directors that shareholders may desire.  These provisions include:

•	requiring shareholders to provide advance notice of nominations for election to the board of directors or for proposing business that can be acted on by shareholders at meetings;
•	establishing a classified board of directors and permitting our board to increase its size and appoint directors to fill newly created board vacancies;
•	requiring shareholders to show cause to remove one or more directors; and
•	prohibiting shareholders from acting by written consent.

Our articles of incorporation permit our board of directors to issue one or more classes or series of preferred stock with rights, preferences and other privileges that the board may determine.  We have adopted a shareholder rights plan that, if triggered, would significantly dilute the stock ownership of anyone who acquires more than 15% of our shares.  Our rights plan and the potential issuance of preferred shares could adversely affect our shareholders and could prevent or delay a change of control.

Litigation may have an adverse effect on our business.

We are frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

Our headquarters are located in a four story, 110,000 square foot building that we own in Blue Bell, Pennsylvania.  Through various wholly-owned subsidiaries, we also own and occupy an office facility in one other location and rent additional office space for our insurance operations in 14 other locations.  All of these facilities are shared by The PMA Insurance Group with PMA Management Corp. and/or PMA Management Corp. of New England, Inc.  We also rent additional office space for Midlands at five other locations in Oklahoma, Texas, California, and New York, and for PMA Management Corp. of New England, Inc. at a location in New York.

Our discontinued operations lease approximately 22,500 square feet in Philadelphia, Pennsylvania.  We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party.

We believe that such owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings.

We are frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.  While the outcome of litigation arising out of our ordinary course of business, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 58 for additional information.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Reinsurance Receivables” beginning on page 62 for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock is listed on The NASDAQ Stock Market®.  It trades under the stock symbol: PMACA.

The following is information regarding trading prices for our Class A Common Stock:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2008
Class A Common Stock prices:
	High	$9.14	$10.23	$12.00	$9.47
	Low	7.45	8.24	8.00	3.46
	Close	8.54	9.21	8.82	7.08

2007
Class A Common Stock prices:
	High	$9.77	$11.40	$11.17	$10.69
	Low	8.40	9.12	8.63	8.05
	Close	9.39	10.69	9.50	8.22

There were 144 holders of record of our Class A Common Stock at February 27, 2009.  On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common Stock.  Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania.  Furthermore, in its 2004 Order, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to the holding company prior to 2006.  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  We did not receive any dividends from PMACIC in 2008, and given the pending sale of this operation in 2009, we do not expect to receive any dividends from PMACIC prior to the closing of the sale.  For additional information on these restrictions, see “Item 1 – Business – Regulatory Matters.”

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a filing.

Comparison of Total Return on our Class A Common Stock with Certain Indices

The following graph provides an indicator of cumulative total shareholder return on our Class A Common Stock for the last five fiscal years compared with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”), the Standard & Poor’s Supercomposite Property/Casualty Insurance Index (the “S&P Super P/C”) and the Standard & Poor’s 600 Insurance Property/Casualty Index (the “S&P 600 P/C”) for the same periods.  The graph assumes that with respect to our Class A Common Stock, the S&P 500, the S&P Super P/C and the S&P 600 P/C, $100 was invested on December 31, 2003, and all dividends were reinvested.

Item 6.  Selected Financial Data. (1)

(dollar amounts in thousands, except per share data)	2008	2007	2006	2005	2004

Gross Premiums Written	$528,915	$524,172	$455,756	$420,787	$422,229

Net Premiums Written	$414,237	$394,698	$373,001	$374,975	$376,970

Consolidated Revenues :
Net premiums earned	$390,217	$378,243	$367,403	$357,824	$441,518
Claims service revenues and commission income	69,754	37,039	27,853	23,591	22,886
Net investment income	36,069	39,592	35,851	32,235	32,396
Net realized investment gains (losses)	(4,724)	563	1,239	372	3,436
Other revenues	2,841	340	244	406	6,933
Total consolidated revenues	$494,157	$455,777	$432,590	$414,428	$507,169

Components of net income (loss) (2):
Pre-tax operating income (loss):
The PMA Insurance Group (3)	$46,713	$38,045	$26,082	$19,511	$11,873
Fee-based Business (3)	7,205	3,724	2,802	2,509	1,293
Corporate and Other	(20,651)	(19,564)	(21,580)	(24,598)	(21,747)
Pre-tax operating income (loss)	33,267	22,205	7,304	(2,578)	(8,581)
Income tax expense (benefit)	11,730	7,822	2,783	2,559	(2,270)
Operating income (loss)	21,537	14,383	4,521	(5,137)	(6,311)
Realized gains (losses) after tax	(3,071)	366	805	242	2,233
Income (loss) from continuing operations	18,466	14,749	5,326	(4,895)	(4,078)
Income (loss) from discontinued operations, net of tax	(12,777)	(57,277)	(1,275)	(16,125)	5,908
Net income (loss)	$5,689	$(42,528)	$4,051	$(21,020)	$1,830

Per Share Data:
Weighted average shares:
Basic	31,820,173	32,169,287	32,238,278	31,682,648	31,344,858
Diluted	32,038,781	32,578,025	32,731,360	31,682,648	31,344,858
Income (loss) per share:
Basic:
Continuing Operations	$0.58	$0.46	$0.17	$(0.15)	$(0.13)
Discontinued Operations	(0.40)	(1.78)	(0.04)	(0.51)	0.19
	$0.18	$(1.32)	$0.13	$(0.66)	$0.06
Diluted:
Continuing Operations	$0.58	$0.45	$0.16	$(0.15)	$(0.13)
Discontinued Operations	(0.40)	(1.76)	(0.04)	(0.51)	0.19
	$0.18	$(1.31)	$0.12	$(0.66)	$0.06

Dividends declared per Class A Common share	$-	$-	$-	$-	$-
Shareholders' equity per share	$10.78	$11.92	$12.83	$12.70	$14.06

Consolidated Financial Position:
Total investments	$761,997	$807,151	$780,045	$757,813	$788,723
Total assets from continuing operations	2,259,053	2,205,985	1,991,709	1,955,085	2,009,407
Total assets	2,502,716	2,581,641	2,666,407	2,888,045	3,250,302
Reserves for unpaid losses and LAE	1,242,258	1,212,956	1,152,704	1,169,338	1,226,781
Debt	129,380	131,262	131,211	196,181	210,784
Shareholders' equity	344,656	378,584	419,093	406,223	445,451

(1)	Unless specifically identified, amounts exclude discontinued operations.
(2)
Operating income (loss), which we define as GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Accordingly, we report operating income (loss) by segment in Note 17 of our Consolidated Financial Statements.  Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

(3)
As a result of our acquisition of Midlands in 2007, the combined operating results of PMA Management Corp. and Midlands have been reported in a new reporting segment, Fee-based Business. The results of PMA Management Corp. were previously included with the results of The PMA Insurance Group.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change. The combined operating results in 2008 for Fee-based Business also include those of PMA Management Corp. of New England, Inc., which we acquired in June 2008.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company,” which also may be referred to as “we” or “us”) as of December 31, 2008, compared with December 31, 2007, and the results of operations of PMA Capital for 2008 and 2007, compared with the immediately preceding year.  The balance sheet information is as of December 31 for each respective year.  The statement of operations and cash flow information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K (“Consolidated Financial Statements”).  You should also read our discussion of Critical Accounting Estimates beginning on page 57 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See “Item 1A – Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” on page 65 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $517.9 million in 2008, compared to $510.3 million in 2007 and $431.6 million in 2006.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

•	losses we pay under insurance policies that we write;
•	loss adjustment expenses, which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers and the internal expenses to operate the business segment; and

•	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

These items are further described elsewhere in this discussion and in “Item 1–Business.”

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We incur a charge to earnings in the period the reserves are increased.  In 2008 and 2007, we recorded charges to increase loss reserves for prior years at our discontinued operations, as discussed under “Discontinued Operations” beginning on page 41 of this MD&A.

Our Fee-based Business earns revenues by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Payments made at this segment primarily consist of operating expenses, which include internal expenses to operate the business and commissions paid to sub-producers.  The Fee-based Business segment was created for reporting purposes in 2007 following our acquisition of Midlands Management Corporation.  In 2008, we acquired PMA Management Corp. of New England, Inc.  Revenues and income increased in 2008 primarily as a result of these acquisitions.

In 2007, we began reporting the results of our Run-off Operations as discontinued operations.  The sale of our Run-off Operations is currently pending regulatory approval from the Pennsylvania Insurance Department.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  For comparative purposes, we have reclassified our prior period financial presentation to conform to these changes.  In 2008, we recorded an after-tax charge of $8.5 million as a result of a $13.0 million capital contribution made to our Run-off Operations in order to comply with a commitment made to an independent rating agency.  We continue to work with the buyer and the Pennsylvania Insurance Department to complete this sale.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $5.7 million in 2008, compared to a net loss of $42.5 million in 2007 and net income of $4.1 million in 2006.  Operating income, which we define as net income (loss) excluding realized gains (losses) and the results from discontinued operations, increased to $21.5 million for 2008, compared to $14.4 million in 2007 and $4.5 million in 2006.

In 2008, net income included an after-tax loss of $12.8 million from discontinued operations, which resulted from a $13.0 million capital contribution to increase the statutory capital of our Run-off Operations in addition to prior year adverse loss development that we expect will reduce the amount of cash we will receive at the closing of the sale of our Run-off Operations.

The net loss in 2007 included an after-tax loss of $57.3 million from discontinued operations.  The loss from discontinued operations included an after-tax impairment charge of $40.0 million related to the anticipated sale of our Run-off Operations.  It also included an after-tax reserve charge of $14.3 million for prior year adverse loss development at our Run-off Operations.

Income from continuing operations included the following after-tax net realized investment gains and losses:

(dollar amounts in thousands)	2008	2007	2006
Net realized investment gains (losses) after tax:
Sales of investments	$2,928	$(1,084)	$570
Other than temporary impairments	(5,981)	(136)	-
Change in fair value of trading securities	-	2,093	-
Other	(18)	(507)	235
Net realized investment gains (losses) after tax	$(3,071)	$366	$805

Consolidated revenues were $494.2 million in 2008, compared to $455.8 million in 2007 and $432.6 million in 2006.  The increase in consolidated revenues in 2008, compared to 2007, primarily reflected an increase in fee-based revenues of $32.7 million and growth in net premiums earned of $12.0 million.  Included in the fee-based revenue increase were increases in claims service revenues of $23.3 million and commission income of $9.4 million.  The increases in claims service revenues and commission income were primarily due to revenues resulting from our acquisition of Midlands, while the growth in net premiums earned mainly reflected an increase in direct premium production, which was due to increases in renewal premiums and larger account business.  The increase in consolidated revenues in 2007, compared to 2006, primarily reflected growth in net premiums earned of $10.8 million and an increase in fee-based revenues of $9.2 million.  The growth in net premiums earned in 2007 was mainly due to an increase in our renewal retention rate, while the increase in fee-based revenues was primarily due to revenues resulting from our acquisition of Midlands in the fourth quarter of 2007.

In addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which we define as GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results to GAAP net income (loss).  See Note 17 of our Consolidated Financial Statements for additional information.

(dollar amounts in thousands)	2008	2007	2006

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$46,713	$38,045	$26,082
Fee-based Business	7,205	3,724	2,802
Corporate and Other	(20,651)	(19,564)	(21,580)
Pre-tax operating income	33,267	22,205	7,304
Income tax expense	11,730	7,822	2,783
Operating income	21,537	14,383	4,521
Realized gains (losses) after tax	(3,071)	366	805
Income from continuing operations	18,466	14,749	5,326
Loss from discontinued operations, net of tax	(12,777)	(57,277)	(1,275)
Net income (loss)	$5,689	$(42,528)	$4,051

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

(dollar amounts in thousands)	2008	2007	2006

Net premiums written	$414,731	$395,325	$373,697

Net premiums earned	390,711	378,870	368,099
Net investment income	35,431	37,936	34,855
Other revenues	2,138	-	-
Total revenues	428,280	416,806	402,954

Losses and LAE	270,825	263,199	262,297
Acquisition and operating expenses	103,647	106,771	110,065
Dividends to policyholders	6,306	7,790	3,532
Total losses and expenses	380,778	377,760	375,894

Operating income before income
taxes and interest expense	47,502	39,046	27,060

Interest expense	789	1,001	978

Pre-tax operating income	$46,713	$38,045	$26,082

Combined ratio	97.5%	99.7%	102.1%
Less: net investment income ratio	9.1%	10.0%	9.5%
Operating ratio	88.4%	89.7%	92.6%

The PMA Insurance Group recorded pre-tax operating income of $46.7 million in 2008, compared to $38.0 million in 2007 and $26.1 million in 2006.  The increases for both 2008 and 2007, compared to the immediately preceding year, were due primarily to improved underwriting results, as reflected in our lower combined ratios.  The increase in 2008, compared to 2007, was also impacted by a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices, which moved to a new, more modern, leased facility.

Premiums

Direct premium production increased in 2008 and 2007, compared to the immediately preceding year.  We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The increase in direct premium production for 2008, compared to 2007, primarily reflected increases in renewal premiums and increases in larger account business.  The increase in direct premium production for 2007, compared to 2006, was mainly due to increases in renewal business.

The following is a reconciliation of our direct premium production to direct premiums written:

(dollar amounts in thousands)	2008	2007	2006

Direct premium production	$506,187	$459,952	$425,679
Fronting premiums	34,832	59,840	14,790
Premium adjustments	(23,097)	(9,469)	(8,842)
Direct premiums written	$517,922	$510,323	$431,627

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2008	2007	2006

Workers' compensation:
Direct premiums written	$455,130	$457,360	$382,945
Premiums assumed	11,352	14,250	24,342
Premiums ceded	(89,653)	(109,940)	(62,908)
Net premiums written	$376,829	$361,670	$344,379
Commercial lines:
Direct premiums written	$62,792	$52,963	$48,682
Premiums assumed	135	226	483
Premiums ceded	(25,025)	(19,534)	(19,847)
Net premiums written	$37,902	$33,655	$29,318
Total:
Direct premiums written	$517,922	$510,323	$431,627
Premiums assumed	11,487	14,476	24,825
Premiums ceded	(114,678)	(129,474)	(82,755)
Net premiums written	$414,731	$395,325	$373,697

Direct workers’ compensation premiums written were $455.1 million in 2008, compared to $457.4 million in 2007 and $382.9 million in 2006.  The decline in direct workers’ compensation premiums written for 2008, compared to 2007, was due to a reduction in fronting premiums and higher return premium adjustments, which were largely offset by an increase in direct premium production.  The premium adjustments, which increased by $13.7 million for workers’ compensation business in 2008, primarily reflect favorable loss experience on loss-sensitive products where the insured shares in the underwriting result of the policy.  We write these retrospective products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with us.  The increase in direct workers’ compensation premiums written for 2007, compared to 2006, was primarily due to an increase in fronting premiums and, to a lesser extent, an increase in direct premium production.  Our renewal retention rate on existing workers’ compensation accounts was 87% for both 2008 and 2007, compared to 85% for 2006.  Excluding fronting business, we wrote $116.1 million of new workers’ compensation business in 2008, compared to $101.1 million in 2007 and $83.5 million in 2006.

Fronting premiums were $34.8 million in 2008, compared to $59.8 million in 2007 and $14.8 million in 2006.  The decrease in fronting premiums in 2008, compared to 2007, was primarily the result of the termination of our agreement with Midwest in March 2008.  The decline in the Midwest business was partially offset by new fronting business of $24.4 million produced under arrangements we entered into during 2008.  The increase in fronting premiums in 2007, compared to 2006, was due to an increase in the Midwest business.  Our agreement with Midwest became effective September 1, 2006 and terminated on March 2, 2008.

We entered into two fronting arrangements in the third quarter of 2008.  The workers’ compensation business produced under these arrangements is primarily located in the southeastern part of the United States and California.  We retain approximately 10% of the underwriting results on one of the arrangements and approximately 20% of the underwriting results on the other.  We also earn an administrative fee based upon the direct premiums earned under each agreement as well as fees for providing claims services on the business placed under one of the arrangements.  All of the participating reinsurers have current A.M. Best financial strength ratings of “A-” (Excellent) or higher.  Total direct premiums written under these two arrangements were $22.5 million in 2008.  We expect that direct premiums written under these arrangements will be between $70 million and $100 million on an annualized basis, and we expect that the fees from these arrangements will fully replace the fees from our expired agreement with Midwest.

Under our agreement with Midwest, it underwrote and serviced workers’ compensation policies in California using our approved forms and guidelines.  During the term of the agreement, we retained between 0% and 10% of the underwriting results on this business.  We also earned an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $10.4 million in 2008, compared to $59.8 million in 2007 and $14.8 million in 2006.

In 2008, pricing on our rate-sensitive workers’ compensation business, which represents approximately 59% of our total workers’ compensation business, decreased by 6%, compared to declines of 4% in 2007 and 2% in 2006.  For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments.  In 2008, workers’ compensation manual rates for business in our principal marketing territories decreased by 7%, compared to declines of 4% in 2007 and 3% in 2006.  These changes in manual rates generally reflect the effects of average medical and indemnity cost fluctuations in recent years.  Manual rate changes directly affect the prices that we can charge for our rate-sensitive workers’ compensation products.

Our pricing on rate-sensitive workers’ compensation business written in 2008 decreased 22% in New York and 18% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau.  These two states collectively represent about 16% of our overall rate-sensitive workers’ compensation business written during 2008.  Exclusive of business written in New York and Florida, our pricing on rate-sensitive workers’ compensation business decreased 3% in 2008.

Pricing on our rate-sensitive workers’ compensation business in Pennsylvania declined 5% in 2008.  In Pennsylvania, we were affected by a 10.2% reduction in loss costs, which was approved by the Pennsylvania Insurance Department and became effective on April 1, 2008.  While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the reduction in filed rates.  We also believe the nature of our loss-sensitive and alternative market books of business, which represent approximately 41% of our Pennsylvania workers’ compensation business, mitigates the impact of reductions in filed loss costs.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $9.8 million in 2008, compared to 2007.  Our renewal retention rate on existing Commercial Lines accounts in 2008 was 89%, and new business was $19.4 million.  Direct premiums written for Commercial Lines increased by $4.3 million in 2007, compared to 2006.  Our renewal retention rate on existing Commercial Lines accounts in 2007 was 89% and new business was $13.4 million, compared to 84% and $6.9 million, respectively, in 2006.  Overall pricing on Commercial Lines decreased 6% in 2008 and 2% in 2007, and increased modestly in 2006, compared to the immediately preceding year.

Total premiums assumed decreased by $3.0 million in 2008 and $10.3 million in 2007, compared to the immediately preceding year.  The declines for both periods were primarily due to reductions in the involuntary residual market business assigned to us.  Although our total direct premiums written in both 2008 and 2007 increased, we believe the declines in assumed premiums assigned to us were a result of more business written in the traditional market and less business assigned to the total involuntary market pool.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Total premiums ceded decreased by $14.8 million in 2008 and increased by $46.7 million in 2007, compared to the immediately preceding year.  Premiums ceded for workers’ compensation decreased by $20.3 million in 2008, compared to 2007, primarily due to lower premiums ceded under fronting arrangements, which were partially offset by an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for workers’ compensation increased by $47.0 million in 2007, compared to 2006, primarily due to our agreement with Midwest, under which we ceded $57.3 million in 2007, compared to $14.8 million in 2006.  Premiums ceded for Commercial Lines increased by $5.5 million in 2008, compared to 2007, mainly resulting from increased direct premium writings.  Premiums ceded for Commercial Lines slightly declined in 2007, compared to 2006, mainly resulting from changes in the contractual terms of our property quota share treaty.

In total, net premiums written increased 5% in 2008, compared to 2007.  The increase in net premiums written for 2008 primarily reflected the increase in direct premium production, which was partially offset by the return premium adjustments.  Net premiums written increased 6% in 2007, compared to 2006.  The increase in net premiums written for 2007 was mainly due to the increase in direct premium production, which was partially offset by the decrease in premiums assumed.

Net premiums earned increased 3% in both 2008 and 2007, compared to the immediately preceding year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case in both 2008 and 2007.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	2008	2007	2006

Loss and LAE ratio	69.3%	69.5%	71.3%
Expense ratio:
Acquisition expense	17.1%	19.4%	20.0%
Operating expense	9.5%	8.7%	9.8%
Total expense ratio	26.6%	28.1%	29.8%
Policyholders' dividend ratio	1.6%	2.1%	1.0%
Combined ratio	97.5%	99.7%	102.1%

The loss and LAE ratio improved 0.2 points in 2008, compared to 2007.  The improved loss and LAE ratio primarily benefited from favorable development in our loss-sensitive business, which resulted in the retrospective premium adjustments recorded in 2008.  Although pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends, our current accident year loss and LAE ratio continued to benefit from changes in the type of workers’ compensation products selected by our insureds.  We estimate our medical cost inflation to be 6.5% during 2008, compared to our estimate of 7% in 2007.  This decline reflects a decrease in utilization as well as our enhanced network and managed care initiatives.  However, we expect that medical cost inflation will continue to be a significant component of our overall loss experience.

The loss and LAE ratio improved 1.8 points in 2007, compared to 2006.  The improved loss and LAE ratio primarily reflected a lower current accident year loss and LAE ratio in 2007, compared to 2006.  While our underwriting criteria remained consistent in 2007, our current accident year loss and LAE ratio continued to benefit from changes in the type of workers’ compensation products selected by our insureds and a reduced amount of integrated disability and assumed premiums in 2007.  Pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were slightly below overall estimated loss trends.  We estimated our medical cost inflation to be 7% during 2007, compared to our estimate of 8.5% in 2006.

The acquisition expense ratio improved 2.3 points in 2008, compared to 2007.  The acquisition expense ratio in 2008 benefited by 2.0 points from reductions in premium-based state assessments.  Commissions earned under our fronting arrangements reduced the acquisition expense ratio by 0.7 points in 2008, as the ceding commissions earned on this business reduce our commission expense.  Although our agreement with Midwest terminated in March 2008, we continue to earn commissions on the business until the underlying policies expire.  In 2007, the acquisition expense ratio improved 0.6 points, compared to 2006.  The decrease in 2007 primarily reflected commissions earned under our fronting agreement with Midwest, which reduced the acquisition expense ratio by 0.7 points.

The lower operating expense ratio in 2007, compared to both 2008 and 2006, reflected recoveries on reinsurance receivable balances that had previously been written-off.

The policyholders’ dividend ratio decreased 0.5 points in 2008, compared to 2007.  The 2008 ratio reflected slightly higher loss experience on captive accounts, which resulted in lower dividends on captive products where the policyholders may receive a dividend based, to a large extent, on their loss experience.  The policyholders’ dividend ratio increased 1.1 points in 2007, compared to 2006.  The full year 2007 reflected better loss experience, which resulted in larger dividends on participating products.

Net Investment Income

Net investment income decreased by $2.5 million in 2008 and increased by $3.1 million in 2007, compared to the immediately preceding year.  The decrease in 2008 was due primarily to a lower yield of approximately 40 basis points.  The improvement in 2007 was primarily due to a higher yield on an increased average invested asset base.

Other Revenues

Other revenues in 2008 reflected a pre-tax gain of $2.1 million for the sale of a property that previously housed one of our branch offices.  We are leasing a new, more modern facility for the branch office.

Fee-based Business

On October 1, 2007, we acquired Midlands, an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  Our operating results for 2007 include the operating results of Midlands only from the date of acquisition.

On June 30, 2008, we acquired all of the stock of PMA Management Corp. of New England, Inc. for $7.3 million.  We expect to continue to grow the business, which generated $6 million in annual revenues at the time of our acquisition.  Our operating results for 2008 include the operating results of PMA Management Corp. of New England, Inc. only from the date of acquisition.

Summarized financial results of the Fee-based Business were as follows:

(dollar amounts in thousands)	2008	2007	2006

Claims service revenues	$58,301	$34,034	$27,853
Commission income	12,435	3,005	-
Net investment income	540	972	669
Other revenues	334	113	-
Total revenues	71,610	38,124	28,522

Operating expenses	64,405	34,400	25,720

Pre-tax operating income	$7,205	$3,724	$2,802

Pre-tax operating income for the Fee-based Business was $7.2 million in 2008, compared to $3.7 million in 2007 and $2.8 million in 2006.  The increase in pre-tax operating income in 2008, compared to 2007, primarily related to the inclusion of Midlands’ results for full year 2008.  The increase in pre-tax operating income in 2007, compared to 2006, primarily related to the inclusion of Midlands’ results for the quarter ended December 31, 2007.

Fee-based Revenues

Fee-based revenues were $71.6 million in 2008, compared to $38.1 million in 2007.  The increase was primarily due to the inclusion of Midlands’ revenues, which contributed $28.0 million in 2008, compared to $6.5 million in 2007.  The increase also reflected additional claims services provided to self-insured clients of $5.9 million and an increase in managed care services of $4.7 million.  Managed care services include medical bill review services and access to our preferred provider network partnerships.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.  We have experienced an increase in the competitiveness in the excess workers’ compensation business during 2008.

Fee-based revenues increased by $9.6 million in 2007, compared to 2006.  The increase was primarily due to the inclusion of Midlands’ revenues in 2007, and also reflected an increase in managed care services of $1.4 million.

Expenses

Operating expenses increased to $64.4 million in 2008, up from $34.4 million in 2007.  The increase in operating expenses primarily reflected the inclusion of Midlands’ operating expenses for full year 2008, which included $5.8 million in commission expense and $669,000 related to the amortization of intangible assets.  Midlands’ operating expenses were $19.6 million higher for full year 2008, compared to the fourth quarter of 2007.  The increase in operating expenses for

2008, compared to 2007, also reflected an increase in direct costs of $8.0 million associated with the additional claims and managed care services provided to self-insured clients.

Operating expenses were $8.7 million higher in 2007 than in 2006.  The increase in operating expenses primarily reflected the inclusion of Midlands’ operating expenses in 2007, which included $1.1 million in commission expense and $167,000 related to the amortization of intangible assets.  The increase also reflected higher direct costs of $2.2 million associated with additional claims and managed care services provided to self-insured clients.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $20.7 million, $19.6 million and $21.6 million in 2008, 2007 and 2006, respectively.  The increase in net expenses in 2008, compared to 2007, relates primarily to certain intercompany transactions, which are eliminated in the Corporate and Other segment.  The reduction in 2007, compared to 2006, was primarily due to lower interest expense.  The lower interest expense in 2007 resulted from a lower average level of debt outstanding.

For segment reporting purposes, we allocate interest income for the portion of our debt held at The PMA Insurance Group back to this segment and reduce investment income in the Corporate and Other segment.  Although the Corporate and Other segment did not benefit from the reduced level of consolidated interest expense on the $9.1 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) held at The PMA Insurance Group at December 31, 2008, 2007 and 2006, it did benefit from the reduced level of 6.50% Convertible Debt due to the $35.0 million mandatory redemption which occurred in June 2006, as well as the $18.1 million and $25.4 million of open market purchases made by PMA Capital Corporation in 2007 and 2006, respectively.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.  In 2007, we determined that these operations should be reflected as discontinued operations.  On March 28, 2008, we entered into a Stock Purchase Agreement to sell our Run-off Operations to Armour Reinsurance Group Limited, a Bermuda-based corporation.  We continue to work with the buyer to ensure that the Pennsylvania Insurance Department has the information it needs to approve the transaction.

Under the Agreement, we can receive up to $10.0 million in cash and a $10.0 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development in 2008, the cash to be received and the value of the promissory note at closing have each been reduced by $7.5 million.  Only the $2.5 million expected cash amount is reflected in our financial statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our Consolidated Statements of Operations, were as follows:

(dollar amounts in thousands)	2008	2007	2006

Net premiums earned	$1,699	$3,471	$2,778
Net investment income	560	2,844	7,710
Net realized investment gains (losses)	1,901	(541)	(2,224)
	4,160	5,774	8,264

Losses and loss adjustment expenses	24,257	24,013	(3,076)
Acquisition expenses	446	891	787
Operating expenses	9,016	7,507	12,515
Impairment charge/valuation adjustment	(9,902)	61,482	-
	23,817	93,893	10,226

Income tax benefit	(6,880)	(30,842)	(687)
Loss from discontinued operations, net of tax	$(12,777)	$(57,277)	$(1,275)

Discontinued operations recorded after-tax losses of $12.8 million in 2008, $57.3 million in 2007 and $1.3 million in 2006.  The results for 2008 included an after-tax charge of $8.5 million, which resulted from a $13.0 million capital contribution to increase the statutory capital of our Run-off Operations.  The results for 2007 included an after-tax impairment loss of $40.0 million related to the expected sale of these operations and an after-tax reserve charge of $14.3 million for prior year adverse loss development.

Premiums, Losses and Expenses

Premiums earned in 2008, 2007 and 2006 were primarily attributable to retrospective adjustments of policies written prior to our exit from the reinsurance business.  Premiums are earned principally on a pro rata basis over the coverage periods of the underlying policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premiums in the period in which the adjustment is made, as was the case in 2008, 2007 and 2006.

During 2008, we recorded unfavorable prior year loss development of $20.8 million at our discontinued operations.  Based on the reserve reviews performed by our actuaries in 2008, increased loss development was observed on our pro rata general liability reinsurance business, and to a lesser degree, excess of loss reinsurance business.  This increase in 2008 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2004, needed to be increased by $20.8 million.

In 2007, we increased the net loss reserves at our discontinued operations for prior accident years by $21.6 million, which included a $22.0 million charge taken in the third quarter.  During the third quarter, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22.0 million.

The losses and LAE incurred benefit reported in 2006 was mainly attributable to favorable loss development and the amortization of the deferred gain on retroactive reinsurance.  During 2006, we recorded $1.3 million in favorable development, net of discount accretion, largely due to commutations of reinsurance treaties with some of our ceding companies.  Amortization of the deferred gain on retroactive reinsurance reduced losses and LAE incurred by $1.8 million in 2007 and $1.7 million in 2006.

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

In accordance with our exit plan, 111 employees have been terminated and 18 positions, primarily claims and financial personnel, remain at December 31, 2008.  We have established an employee retention arrangement for the remaining employees.  Under this arrangement, we have recorded operating expenses of $787,000, $838,000 and $1.0 million, which included retention bonuses and severance, in 2008, 2007 and 2006, respectively.

Impairment Charge-Valuation Adjustment

In 2007, we recognized an after-tax impairment loss of $40.0 million related to the expected sale of the Run-off Operations.  The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds [1]		$10.0

Less:	Book value of Run-off Operations [2]	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit [3]	21.5

Impairment loss, net of tax		$(40.0)

(1)
Estimated sales proceeds were based on a non-binding letter of intent received from Armour Re in February 2008.  This estimate reflected amounts anticipated at closing, subject to adjustments following Armour Re’s review of the final purchase price calculation, but excluded future contingent payments that may be received from Armour Re.

(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, we recorded an income tax benefit on the impairment loss, as we believe we will be able to use the loss to offset future operating earnings.

As a result of adverse loss development recorded in 2008, we have estimated that the cash to be received, or the estimated sales proceeds, and the value of the promissory note at closing will each be reduced by $7.5 million.  As only the expected cash amount is reflected in our financial statements, the $7.5 million related to the reduction in the value of the promissory note was reflected as a valuation adjustment.  The valuation adjustment reflects operating activity at the discontinued operations which is not expected to affect the sale proceeds at closing.

During the fourth quarter of 2008, we recorded an $8.5 million after-tax charge at our discontinued operations related to a $13.0 million capital contribution received from the holding company in order to comply with a commitment made to an independent rating agency.  The capital contribution, which included $5.0 million of cash and a promissory note of $8.0 million, increased the statutory capital of PMA Capital Insurance Company.  We wrote-off the capital contribution as we believe that the additional capital will not result in an increase to the cash we expect to receive at the closing of the sale.

Net Investment Income

Net investment income was $560,000, $2.8 million and $7.7 million in 2008, 2007 and 2006, respectively.  The decrease in net investment income for 2008, compared to 2007, was primarily the result of higher net interest credited on funds held arrangements of $2.9 million and, to a lesser extent, lower yields on investments.  In a funds held arrangement, the ceding company normally retains premiums in an experience account.  Losses are offset against these amounts and interest is normally credited to the experience account based upon the account balance and a predetermined credited interest rate.  These declines in 2008 were partially offset by an increase in the average invested asset base, which resulted from cash received at the end of 2007 that related to the commutation of a reinsurance agreement covering potential adverse loss development.

The decrease in net investment income for 2007, compared to 2006, was mainly due to a reduction in the average invested asset base of approximately $155 million, or 52%.  This reduction was largely impacted by continued loss payments, as well as the extraordinary dividends of $37.5 million and $73.5 million paid by PMACIC to the holding company in April 2007 and May 2006, respectively.  During 2007, the discontinued operations’ insurance liabilities decreased by $143 million, or 30% from December 31, 2006, despite the $22.0 million increase to prior year reserves during the third quarter of 2007.  Included in the 2007 reduction was $30.6 million paid in connection with commutations with ceding companies.

LOSS RESERVES AND REINSURANCE

Loss Reserves

The following table represents the reserve levels as of December 31, 2008 for The PMA Insurance Group and the significant lines of business within this segment:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group:
Workers' compensation and integrated disability	$516,007	$560,314	$1,076,321
Commercial multi-peril/ General liability	85,687	50,186	135,873
Commercial automobile	12,198	17,866	30,064
Unpaid losses and loss adjustment expenses	$613,892	$628,366	$1,242,258

Our unpaid losses and LAE, net of reinsurance, at December 31, 2008 and 2007 were $432.8 million and $444.8 million, respectively, net of discount of $27.5 million and $21.5 million, respectively.  Included in unpaid losses and LAE were amounts related to our workers’ compensation claims of $382.1 million and $379.5 million, net of discount of $27.4 million and $21.4 million at December 31, 2008 and 2007, respectively.  The discount rate used was approximately 5% at December 31, 2008 and 2007.

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

At December 31, 2008, 2007 and 2006, our gross reserves for asbestos-related losses were $29.5 million, $25.7 million and $17.3 million, respectively ($11.4 million, $10.8 million and $9.8 million, net of reinsurance, respectively).  At December 31, 2008, 2007 and 2006, our gross reserves for environmental-related losses were $10.1 million, $10.3 million and $11.9 million, respectively ($463,000, $0 and $3.0 million, net of reinsurance, respectively).

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

We believe that our unpaid losses and LAE are fairly stated at December 31, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2008, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.  See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 58 for additional information.  In addition, see the “Cautionary Note Regarding Forward-Looking Statements” on page 65 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place for our continuing operations during 2008, 2007 and 2006, we ceded earned premiums totaling $117.5 million, $117.6 million and $58.8 million, and we ceded losses and LAE of $93.5 million, $102.8 million and $36.0 million to reinsurers and retrocessionaires.

At December 31, 2008 and 2007, we had amounts receivable from our reinsurers and retrocessionaires for our continuing operations totaling $826.1 million and $795.9 million, respectively.  As of December 31, 2008, $21.2 million, or 3%, of these amounts were due to us on losses we have already paid, compared to $29.9 million, or 4%, at December 31, 2007.  The remainder of the reinsurance receivables related to unpaid claims.

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

At December 31, 2008, we had reinsurance receivables for our continuing operations due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral
Trabaja Reinsurance Company (1)	$144,147	$141,462
Imagine International Reinsurance, Ltd.	120,119	122,466
PXRE Reinsurance Company	93,351	54,110
Hannover Ruckversicherungs AG	59,310	-
Swiss Reinsurance America Corporation	58,792	-
Houston Casualty Company	49,954	-
QBE Reinsurance Corporation (2)	44,158	-
Toa-Re Insurance Company of America	27,219	-
Employers Mutual Casualty Company	26,764	-
Partner Reinsurance Company of the U.S.	20,801	-
Munich Reinsurance America, Inc. and affiliates (3)	18,021	110

(1) A member of the London Reinsurance Group.
(2) Includes QBE Reinsurance Corporation ($43.9 million) and Unigard Insurance Company ($295,000).
(3) Includes Munich Reinsurance America, Inc. ($17.8 million) and American Alternative Insurance Company ($172,000).

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet our standards are excluded from our reinsurance programs.  In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2008 and 2007, our reinsurance receivables were supported by $367.4 million and $351.4 million of collateral, respectively.  Of the uncollateralized reinsurance receivables at December 31, 2008, approximately 88% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 2%; “A+” – 36%; “A” – 39% and “A-” – 11%.  We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible.  The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

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

At December 31, 2008, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits (1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$129.8 million	(3)
Other casualty lines	$500,000		$49.5 million
Per Risk: (4)
Property lines	$750,000		$49.3 million
Auto physical damage	$750,000		$6.8 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)
The PMA Insurance Group retains an aggregate $13.8 million deductible on the first layer of its workers’ compensation reinsurance, which is $750,000 excess of $250,000.  Effective January 1, 2009, the aggregate deductible decreased to $12.9 million.

(3)	Our maximum limit for any one claimant is $5.8 million. Effective January 1, 2009, our maximum limit increased to $7.5 million in layers excess of $10.0 million.
(4)
The PMA Insurance Group retains 25% of the first $3.0 million in property losses (including auto physical damage) on a quota share basis.  Excess of loss reinsurance extends our per risk limits as shown above.

The PMA Insurance Group, exclusive of fronting business, does not write a significant amount of natural catastrophe exposed business.  We actively manage our exposure to catastrophes through our underwriting process, where we generally monitor the accumulation of insurable values in catastrophe-prone regions.  Our geographic exposure to loss is principally confined to the Northeast, the Mid-Atlantic States and the Southeast corresponding to the locations of our branch operations.  The PMA Insurance Group, exclusive of fronting business, maintains property catastrophe reinsurance protection of 95% of $18.0 million excess of $2.0 million per occurrence.

Midwest underwrites and services workers’ compensation policies in California, which is exposed to earthquake peril.  Upon inception, 100% of this business was ceded to non-affiliated reinsurers.  Effective April 1, 2007 and September 1, 2007, we retained 5% and 10% quota share participation, respectively, of the first $500,000 of loss per occurrence on this business.  Included as part of our reinsurance program for this business, but not included in our table above, is workers’ compensation catastrophe protection up to a limit of $100.0 million.

For one of the fronting arrangements we entered into during 2008, workers’ compensation policies are underwritten in California, which is exposed to earthquake peril.  Upon inception, we retained a 20% quota share of the first $1.0 million of loss per occurrence on this business and ceded the other 80% to non-affiliated reinsurers.  Included, as part of our reinsurance program for this business, is dedicated workers’ compensation catastrophe protection up to a limit of $80.0 million, plus an additional $55.0 million of coverage in excess of the $80.0 million under the reinsurance protection included in the table above.

Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.  In 2008, 2007 and 2006, our loss and LAE ratios were not significantly impacted by catastrophes.

Certain portions of The PMA Insurance Group’s workers’ compensation reinsurance include coverage for terrorist acts.  Effective January 1, 2009, our reinsurance of $129.0 million excess of $1.0 million includes coverage for certified and non-certified terrorist acts, except for nuclear, biological, chemical and radiological events.  In all cases, at least two full limits of coverage are available in the aggregate.  For nuclear, biological, chemical and radiological events, our coverage includes domestic and non-certified events for $5.0 million excess of $1.0 million.

Except as noted in the preceding paragraph, our treaties with respect to the workers’ compensation reinsurance and retrocessional protection shown in the table above do not cover us for losses sustained from terrorist activities.  Therefore, if future terrorist attacks occur, they may result in losses that have a material adverse effect on our financial condition, results of operations and liquidity.  See “Item 1 Business – Regulatory Matters” for a discussion of terrorism coverage and legislation.

Discontinued Operations

Loss Reserves

The following table represents the reserve levels as of December 31, 2008 for our discontinued operations and the significant types of business within these operations:

(dollar amounts in thousands)	Case	IBNR		Total

Discontinued Operations:
Excess of loss reinsurance	$130,456	$(3,937	)(1)	$126,519
Pro rata reinsurance	73,205	12,052		85,257
Other	17,280	18,386		35,666
	$220,941	$26,501		$247,442

(1) Includes $17.4 million of discount on excess of loss reinsurance reserves.

Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the balance sheet.  The unpaid losses and LAE for these operations, net of reinsurance, at December 31, 2008 and 2007 were $164.3 million and $195.8 million, respectively, net of discount of $17.4 million and $22.1 million, respectively.  Included in the unpaid losses and LAE of these operations were amounts related to our workers’ compensation claims of $50.1 million and $48.8 million, net of discount of $17.2 million and $19.5 million at December 31, 2008 and 2007, respectively.  The discount rate used was approximately 5% at December 31, 2008 and 2007.

Reinsurers are dependent on their ceding companies for reporting information regarding incurred losses.  The nature and extent of information provided to reinsurers may vary depending on the ceding company as well as the type of reinsurance purchased by the ceding company.  Ceding companies may also independently adjust their reserves over time as they receive additional data on claims and go through their own actuarial process for evaluating reserves.  For casualty liability lines of reinsurance, significant periods of time may elapse between when a loss is incurred and reported by the ceding company’s insured, the investigation and recognition of such loss by the ceding insurer, and the reporting of the loss and evaluation of coverage by a reinsurer.  As all of our reinsurance business was produced through independent brokers, an additional lag occurs because the ceding companies report their experience to the placing broker, who then reports such information to the reinsurer.  Because of these time lags, and because of the variability in reserving and reporting by ceding companies, it takes longer for reinsurers to find out about reported claims than for primary insurers and those claims are subject to more unforeseen development and uncertainty.

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

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At December 31, 2008, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying consolidated financial statements.

We believe that the potential for adverse reserve development is increased because our reinsurance business is in run-off and we no longer have ongoing business relationships with most of our ceding companies.  As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.  Although we believe that we have incorporated this potential in our reserve analyses, we also believe that as a result of the nature of the reinsurance business and the fact that the reinsurance business is in run-off, there exists a greater likelihood that reserves may develop adversely in this business.  See the discussion under “Discontinued Operations – Premiums, Losses and Expenses” beginning on page 42 for additional information regarding increases in loss reserves for prior years.

At December 31, 2008, 2007 and 2006, our discontinued operations’ gross reserves for asbestos-related losses were $7.9 million, $7.5 million and $5.9 million, respectively ($1.3 million, $1.6 million and $825,000, net of reinsurance, respectively).  At December 31, 2008, 2007 and 2006, our discontinued operations’ gross reserves for environmental-related losses were $931,000, $877,000 and $1.5 million, respectively ($539,000, $364,000 and $1.1 million, net of reinsurance, respectively).

Reinsurance

For our discontinued operations during 2008, 2007 and 2006, we ceded earned premiums totaling $157,000, ($582,000) and ($157,000), and we ceded losses and LAE of $5.8 million, ($3.6) million and $9.2 million to reinsurers and retrocessionaires.

Amounts receivable from our reinsurers and retrocessionaires for our discontinued operations are presented with the gross assets of discontinued operations in a separate line on the balance sheet.  At December 31, 2008 and 2007, we had amounts receivable from our reinsurers and retrocessionaires totaling $95.0 million and $150.1 million, respectively.  As of December 31, 2008, $16.0 million, or 17%, of these amounts were due to us on losses we have already paid, compared to $10.0 million, or 7%, at December 31, 2007.  The remainder of the reinsurance receivables related to unpaid claims.

At December 31, 2008, our assets of discontinued operations included reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Swiss Reinsurance America Corporation and affiliates (1)	$21,355	$9,388
Essex Insurance Company	20,012	-

(1)  Includes Swiss Reinsurance America Corporation ($18.6 million) and GE Reinsurance Corp. ($2.8 million).

At December 31, 2008 and 2007, the reinsurance receivables, recorded in our assets of discontinued operations, were supported by $21.8 million and $56.7 million of collateral, respectively.  Of the uncollateralized reinsurance receivables at December 31, 2008, approximately 95% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 9%; “A+” – 22%; “A” – 63% and “A-” – 1%.  We believe that our assets of discontinued operations with respect to reinsurance receivables, net of the valuation allowance, are fully collectible.  The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

The following table summarizes the effect on our assets and liabilities of discontinued operations for the commutation of certain reinsurance and retrocessional contracts occurring in 2008 and 2007.  In 2007, the commutation of a reinsurance agreement covering potential adverse loss development also resulted in our receipt of $171.9 million in cash.  Commutations did not have a material impact on our loss from discontinued operations in 2008 or 2007.

(dollar amounts in millions)	2008	2007
Assets of discontinued operations:
Reinsurance receivables	$(43.7)	$(152.0)
Other assets	(11.2)	(101.1)

Liabilities of discontinued operations:
Unpaid losses and loss adjustment expenses	$(7.6)	$(30.6)
Other liabilities	(42.8)	(54.2)

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

Net cash flows related to operating activities were as follows:

(dollar amounts in thousands)	2008	2007	2006

Net cash flows provided by (used in) operatings activities from:
Continuing Operations	$27,596	$19,648	$16,877
Discontinued Operations	(88,757)	67,180	(113,041)
	$(61,161)	$86,828	$(96,164)

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and operating expense payments.  We intend to invest these positive cash flows and earn investment income.  The positive operating cash flows at our continuing operations in 2007 were reduced by $22.7 million for retroactive reinsurance purchased by The PMA Insurance Group to cover substantially all of the unpaid losses and LAE related to its integrated disability business.

At the holding company level, our primary sources of liquidity are dividends, tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At December 31, 2008, we had $26.4 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that we will continue to use cash from the operating activities of these operations into the foreseeable future.  The positive operating cash flows at our discontinued operations in 2007 were due to cash received of $171.9 million related to the commutation of the reinsurance agreement covering potential adverse loss development.  In March 2008, we entered into a Stock Purchase Agreement with Armour Re to sell our Run-off Operations.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department.  Under the Agreement, we can receive up to $10.0 million in cash and a $10.0 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development during 2008, the cash to be received and the value of the promissory note at closing will each be reduced by $7.5 million.  We also expect to pay closing costs of approximately $500,000 related to the sale.

In a 2004 Order, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to the holding company prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners.  In 2006, the Department approved our request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  We used the proceeds to reduce our debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  We used the proceeds to purchase Midlands, to repurchase shares of our Class A Common Stock and to maintain liquidity at the holding company.  We did not receive any dividends from PMACIC in 2008, and given the pending sale of this operation in 2009, we do not expect to receive any dividends from PMACIC prior to the closing of the sale.  As of December 31, 2008, the statutory surplus of PMACIC was $34.5 million, which included a $13.0 million capital contribution made by the holding company in the fourth quarter of 2008.  The capital contribution included $5.0 million of cash and a promissory note of $8.0 million, $4.0 million payable in each of March 2009 and March 2010.

Our principal insurance subsidiaries which comprise The PMA Insurance Group are not subject to the Department’s 2004 Order.  However, the amount of dividends the Pooled Companies can pay is restricted by Pennsylvania laws and regulations, which, among other things, limit the amount of dividends that can be paid without prior approval from the Department.  For additional information regarding these restrictions, see “Item 1 – Business – Regulatory Matters, Restrictions on Subsidiaries’ Dividends and Other Payments.”  The Pooled Companies paid dividends of $4.0 million to the holding company in 2008.  The Pooled Companies did not pay dividends to the holding company in 2007 or 2006.  As of December 31, 2008, the Pooled Companies can pay up to $31.8 million in dividends to the holding company during 2009 without the prior approval of the Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $332.9 million as of December 31, 2008, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $25.1 million, $37.7 million and $9.4 million in 2008, 2007 and 2006, respectively.  Net tax payments received in 2008 and 2007 included tax payments related to off-shore reinsurance.

We acquired all of the stock of PMA Management Corp. of New England, Inc. for $7.3 million on June 30, 2008.  The purchase price adjusted for certain closing adjustments and net of cash received on the sale resulted in a net cash outflow on this transaction of $5.7 million.

On October 1, 2007, we acquired all of the stock of Midlands Holding Corporation for $19.8 million.  The ultimate purchase price for the stock could range from $22.8 million to $44.5 million based on the future earnings growth of Midlands during the four years following our date of acquisition.  In 2008, we paid additional cash of $2.5 million to the former shareholders of Midlands for contractual earn-out and guaranteed payments.  We expect to be able to pay most of any future earn-out payments through cash generated from Midlands’ operations.  We also used holding company cash of $3.4 million for the return of estimated net worth on the closing date, which was adjusted for an additional payment of $811,000 in April 2008.

On May 9, 2007, our Board of Directors authorized us to repurchase shares of our Class A Common Stock in an amount not to exceed $10.0 million.  In 2007, we repurchased 986,522 shares of our Class A Common Stock at a cost of $10.0 million under this authorization.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2009	2010-2011	2012-2014	Thereafter	Total

Long-term debt (principal and interest):
4.25% Convertible Debt (1)	$2	$46	$-	$-	$48
Junior subordinated debt (2)	4,374	8,749	11,752	140,456	165,331
Surplus Notes (2)	993	1,725	2,308	25,962	30,988
8.50% Senior Notes	4,667	9,333	13,999	71,233	99,232
Total long-term debt	10,036	19,853	28,059	237,651	295,599
Operating leases (3)	7,133	11,216	8,915	5,802	33,066
Pension and other postretirement benefits (4)	1,441	2,730	4,355	6,639	15,165
Unpaid losses and loss adjustment expenses (5)	254,480	291,670	224,165	598,034	1,368,349
Discontinued operations' unpaid losses and LAE (6)	67,815	76,311	47,453	73,269	264,848
Total	$340,905	$401,780	$312,947	$921,395	$1,977,027

(1)
Assumes holders of this debt require us to repurchase all of this debt on the next put date.  Holders, at their option, may require us to repurchase all or a portion of their debt on September 30, 2010, 2012 and 2017.  This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(2)
See discussion below for the variable interest rates on the junior subordinated debt and the Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  The obligations related to the junior subordinated debt and the Surplus Notes have been calculated using the interest rates in effect at December 31, 2008.  This calculation includes the impact of interest rate swap agreements.

(3)
The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease rentals of $1.6 million in 2009 and 2010, $1.7 million in 2011, 2012 and 2013, and $1.1 million in 2014.  The operating lease obligations also include amounts for our discontinued operations of $480,000 in 2009, $475,000 in 2010 and $474,000 in 2011.

(4)	Includes expected benefit payments on our non-qualified pension and other postretirement benefit plans, which will be paid from the general assets of the Company.
(5)	Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based on historical payment patterns, we have included an estimate, gross of discount of $126.1 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid. We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.
(6)
Unpaid losses and LAE of our discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the balance sheet.  Based on historical payment patterns, we have included an estimate, gross of discount of $17.4 million, of when we expect these unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid.

As of December 31, 2008, our total outstanding debt was $129.4 million, compared to $131.3 million at December 31, 2007.  During 2008, we retired the remaining $1.3 million principal amount of our 6.50% Convertible Debt for which we paid $1.5 million, exclusive of accrued interest.  The lien and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.  During 2008, we also retired $410,000 principal amount of our 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to us on September 30, 2008.  We paid par for these bond purchases, exclusive of accrued interest.

In 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, any time prior to 2012 at 107.5% of par, or beginning in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.

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

We used the $20.0 million net proceeds from the junior subordinated debt issued in 2007 to purchase, in the open market, our 6.50% Convertible Debt.  In 2007, we retired $18.1 million principal amount of our 6.50% Convertible Debt for which we paid $21.2 million, exclusive of accrued interest.  As the derivative component of the bonds was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

Our remaining junior subordinated debt of $43.8 million matures in 2033.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2008, the weighted average interest rate on all of our junior subordinated securities was 5.94%.

We had previously entered into interest rate swaps with an aggregated notional amount of $52.5 million that we had designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on our junior subordinated debt and our Surplus Notes.  During 2007, we settled these interest rate swaps and received net proceeds of $578,000.

In June 2007, we entered into new interest rate swaps that we designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt and our Surplus Notes.  There was no consideration paid or received for these swaps.  The swaps effectively convert $10.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.40% and 9.93%, respectively.  The swap on the $10.0 million of junior subordinated debt expired on September 30, 2008.  The swap on the $10.0 million of Surplus Notes matures in November 2010.

In September 2007, we entered into a new interest rate swap that we designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of our junior subordinated debt.  There was no consideration paid or received for this swap.  The swap effectively converts $20.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 8.29%.  This swap matures in June 2012.

We have the right to call our 8.50% Monthly Income Senior Notes due 2018 at any time at 100% of the face amount of the notes, plus accrued interest.

During 2008, 2007 and 2006, we incurred $10.9 million, $11.7 million and $13.5 million of interest expense, and paid interest of $11.0 million, $11.8 million and $13.7 million in each respective year.  The reductions in interest expense and interest paid in 2008 and 2007, compared to the immediately preceding year, were both due to a lower average amount of debt outstanding.  The decrease in 2008 was also due to lower interest rates on our variable rate debt.

We made a voluntary contribution of $2.0 million to our qualified pension plan in 2008.  We did not make a contribution to our qualified pension plan in 2007 or 2006.  Our accumulated benefit obligation was greater than the fair value of plan assets by $28.9 million and $4.9 million at December 31, 2008 and December 31, 2007, respectively.  The funded status of our qualified pension plan declined in 2008, due primarily to the decrease in the fair value of the investments that support these obligations.  In 2008, 2007 and 2006, we were not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Although we were not required to make any minimum funding contributions, we believe that the Pension Protection Act, enacted in 2006, will accelerate the timing of our future contributions.  Our plan assets were composed of 38% fixed maturities, 50% equities and 12% other investments at December 31, 2008.  We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.25%, which we believe is a reasonable long-term rate of return, in part because of the historical performance of the broad financial markets.  Pension expense in 2008, 2007 and 2006 was ($162,000), $59,000 and $593,000, respectively.

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

Off-Balance Sheet Arrangements

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15.0 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established.  If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development.  Trabaja Reinsurance Company is our largest reinsurer.  As of December 31, 2008, we are not aware of any significant changes from our original estimate.  See Note 8 to the Consolidated Financial Statements for additional information.

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

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  If we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.  As of December 31, 2008, the duration of our investments that support the insurance reserves was 3.2 years and the duration of our insurance reserves was 3.7 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain shorter asset duration as a means of maintaining adequate liquidity and reducing the portfolio’s sensitivity to interest rate volatility.

Our investments at December 31 were as follows:

	2008		2007
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$71.9	9%	$79.2	10%
States, political subdivisions and foreign government securities	43.2	6%	9.3	1%
Corporate debt securities	216.8	28%	157.1	19%
Mortgage-backed and other asset-backed securities	387.1	51%	483.2	60%
Total fixed maturities available for sale	719.0	94%	728.8	90%
Short-term investments	43.0	6%	78.4	10%
Total	$762.0	100%	$807.2	100%

Our investment portfolio includes only fixed maturities and short-term investments.  We believe the portfolio is sufficiently diversified because it does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  Our largest exposure to a single corporate issuer is $19.7 million, or 3% of total invested assets.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprised 17% of invested assets at December 31, 2008.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 3% of the total investment portfolio.  All of our investments as of December 31, 2008 are dollar denominated.

Mortgage-backed and other asset-backed securities (“structured securities”) in the table above include collateralized mortgage obligations (“CMOs”) of $215.6 million and $318.2 million carried at fair value as of December 31, 2008 and 2007, respectively.  CMO holdings are all AAA rated and concentrated in tranches with limited prepayment, extension and default risk, such as planned amortization class bonds.

Of the $215.6 million in CMOs at December 31, 2008, $133.3 million, or 34% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS were carried at 83% of amortized cost at December 31, 2008.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.2 years and an average credit quality of AAA.  During 2008, the CMBS generated cash flows which totaled $22.7 million of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 28% of the par of the securities, and 1% of the underlying pool collateral is delinquent.

Also included in structured securities were $175.7 million, or 45% of our structured securities, of residential mortgage-backed pools and CMOs issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

Our structured securities holdings also include $15.1 million, or 4% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $15.1 million, which includes $13.6 million of alternative A collateral and $1.5 million of sub-prime collateral, had an estimated weighted average life of 2.8 years, with $4.3 million of that balance expected to pay off within one year, and an average credit quality of AAA-.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The portfolio also held securities with a fair value of $33.7 million, or 4% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $11.0 million were asset-backed securities with a weighted average life of 3.7 years and whose underlying collateral had an imputed internal rating of “A”.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized loss on our investments at December 31, 2008 was $30.8 million, or 4% of the amortized cost basis.  The net unrealized loss included gross unrealized gains of $15.8 million and gross unrealized losses of $46.6 million.

For all but three securities, which were carried at a fair value of $2.2 million at December 31, 2008, we determined the fair value of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the three securities whose prices were not obtained from the public markets, which were privately placed 18-month construction bridge loans with no secondary market, we utilized a discounted cash flow valuation model to approximate their current fair value.

At December 31, 2008 and 2007, our fixed maturities had overall average credit quality of AA+ and AAA-, respectively.  The credit quality of our fixed maturities at the end of each year was broken down as follows:

	2008		2007
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$490.6	68%	$602.5	83%
AA	48.9	7%	44.3	6%
A	150.8	21%	57.3	8%
BBB	22.5	3%	23.7	3%
Below investment grade	4.0	1%	-	0%
Not rated	2.2	0%	1.0	0%
Total	$719.0	100%	$728.8	100%

Ratings as assigned by Standard and Poor’s.  Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

At December 31, 2008, all but six of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The six below investment grade securities had an aggregate fair value of $4.0 million and an aggregate unrealized loss of $2.2 million.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2008	2007	2006
Average invested assets(1)	$811.9	$812.7	$763.5
Investment income(2)	$38.2	$41.8	$37.4
Net effective yield(3)	4.71%	5.14%	4.90%

(1)	Average invested assets throughout the year, at amortized cost, including cash.
(2)	Gross investment income less investment expenses and before interest credited on funds held treaties. Excludes net realized investment gains and losses.
(3)	Investment income for the period divided by average invested assets for the same period.

We review the securities in our fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost.  Our analysis includes all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time.  As part of our periodic review process, we utilize information received from our outside professional asset manager to assess each issuer’s current credit situation.  This review contemplates recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the issuer, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.  For structured securities, we analyze the quality of the underlying collateral of the security.

In addition to issuer-specific financial information and general economic data, we also consider our ability and intent to hold a particular security to maturity or until the fair value of the security recovers to a level at least equal to the amortized cost.  Our ability and intent to hold securities to such time is evidenced by our strategy and process to match the cash flow characteristics of the invested asset portfolio, both interest income and principal repayment, to the actuarially determined estimated liability payout patterns of each insurance company’s claims liabilities.  Where we determine that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

In 2008, we recorded other than temporary impairments of $9.2 million.  These impairments were the result of writing down our investments in three corporate senior debt securities that were issued by Lehman Brothers Holdings, Inc. and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  Our write-down of the Lehman Brothers senior debt was for $8.2 million and our write-down of the Fannie Mae preferred stock was for $967,000.  In 2007, we recorded a pre-tax impairment loss of $209,000 on a security issued by a national provider of higher education loans.  The write-downs were measured based on public market prices.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, was as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2008
Less than 6 months	50	$101.8	$106.4	$(4.6)	96%
6 to 9 months	51	131.5	144.6	(13.1)	91%
9 to 12 months	38	94.4	109.5	(15.1)	86%
More than 12 months	34	53.4	67.1	(13.7)	80%
Subtotal	173	381.1	427.6	(46.5)	89%
U.S. Treasury and Agency securities	8	12.2	12.3	(0.1)	99%
Total	181	$393.3	$439.9	$(46.6)	89%

December 31, 2007
Less than 6 months	26	$49.4	$49.8	$(0.4)	99%
6 to 9 months	3	1.4	1.5	(0.1)	93%
9 to 12 months	6	29.3	29.4	(0.1)	100%
More than 12 months	71	101.8	104.1	(2.3)	98%
Subtotal	106	181.9	184.8	(2.9)	98%
U.S. Treasury and Agency securities	40	52.8	53.5	(0.7)	99%
Total	146	$234.7	$238.3	$(3.6)	98%

At December 31, 2008, of the 34 securities that have been in an unrealized loss position for more than 12 months, 33 securities have a total fair value of 81% of their combined amortized cost basis at December 31, 2008, and an average unrealized loss per security of approximately $383,000.  The other security that has been in an unrealized loss position for more than 12 months at December 31, 2008 has a fair value of $300,000 and an amortized cost of $1.4 million.  This security, whose $1.4 million principal is backed and guaranteed at maturity by discounted GSE securities, matures in 2033 and is rated AAA.  We have both the ability and intent to hold this security until it matures.  Of the remaining 33 securities, six were corporate debt securities issued by financial institutions that had a total fair value of 87% of their combined amortized cost basis at December 31, 2008.

The contractual maturities of securities in an unrealized loss position at December 31, 2008 were as follows:

				Percentage
				Fair Value
	Fair	Amortized	Unrealized	to Amortized
(dollar amounts in millions)	Value	Cost	Loss	Cost

2009	$5.0	$5.3	$(0.3)	94%
2010-2013	110.5	115.7	(5.2)	96%
2014-2018	29.6	31.4	(1.8)	94%
2019 and thereafter	25.4	28.6	(3.2)	89%
Non-agency mortgage and other asset-backed securities	210.6	246.6	(36.0)	85%
Subtotal	381.1	427.6	(46.5)	89%
U.S. Treasury and Agency securities	12.2	12.3	(0.1)	99%
Total	$393.3	$439.9	$(46.6)	89%

Net Realized Investment Gains and Losses

Net realized investment gains (losses) were comprised of the following:

(dollar amounts in thousands)	2008	2007	2006

Sales of investments:
Realized gains	$6,005	$2,016	$5,597
Realized losses	(1,500)	(3,684)	(4,720)
Other than temporary impairments	(9,202)	(209)	-
Change in fair value of trading securities	-	3,220	-
Other	(27)	(780)	362
Net realized investment gains (losses)	$(4,724)	$563	$1,239

We had pre-tax net realized investment losses of $4.7 million in 2008, compared to pre-tax net realized investment gains of $563,000 in 2007 and $1.2 million in 2006.  During 2008, we had gross realized investment gains and losses of $6.0 million and $1.5 million, respectively, on sales from our invested asset portfolio.  The other than temporary impairments of $9.2 million related to write-downs of our investments in the Lehman Brothers securities and Fannie Mae preferred stock, as previously discussed.  During 2007, we had gross realized investment gains and losses of $2.0 million and $3.7 million, respectively, on sales from our invested asset portfolio.  The change in fair value of trading securities related to a security that was previously held at our discontinued operations and transferred to our holding company as part of the $37.5 million dividend in April 2007.  The gross realized gains and losses during both 2008 and 2007 primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

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

See “Item 1 – Business – Investments” and Notes 2B, 5 and 6 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

Discontinued Operations

The fair value of the investment portfolio at our discontinued operations at December 31, 2008 and 2007 was $146.0 million and $219.7 million, respectively, and had an amortized cost of $143.7 million and $219.2 million, respectively.  These amounts included accrued investment income of $543,000 and $322,000 related to trading securities in the portfolio at December 31, 2008 and 2007, respectively.  The investment portfolio consisted of 63% in short-term investments at December 31, 2008 and 85% at December 31, 2007.

Effective January 1, 2007, we reclassified securities, which are currently reported as part of our assets of discontinued operations on the balance sheet, from fixed maturities available for sale to the trading category in conjunction with our adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The securities selected had gross unrealized gains of $530,000 and gross unrealized losses of $6.6 million at the time of our adoption.

See Note 5 to our Consolidated Financial Statements for additional discussion about investments at our discontinued operations.

OTHER MATTERS

Other Factors Affecting Our Business

In general, the changing social, economic, legal, legislative and regulatory environment could materially affect our business.  Some of the changes include initiatives to restrict insurance pricing and the application of underwriting standards and reinterpretations of insurance contracts long after the policies were written in an effort to provide coverage unanticipated by us.  The eventual effect on us of the changing environment in which we operate remains uncertain.

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

Recent Accounting Pronouncements

Effective January 1, 2007, we early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  See Notes 5 and 14 to our Consolidated Financial Statements for the impact of our adoption of these Statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), although it retains the fundamental requirement in SFAS 141 that the purchase method of accounting be used for all business combinations.  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year, and therefore, had no impact on the accounting for our 2007 acquisition of Midlands, nor our 2008 acquisition of PMA Management Corp. of New England, Inc.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is a disclosure standard and as such will not impact our financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157, for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on our financial position, results of operations or liquidity.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP.  Some of the accounting policies permitted by GAAP require us to make estimates of the amounts of assets and liabilities to be reported in our Consolidated Financial Statements.  We have provided a summary of our significant accounting policies in Note 2 to our Consolidated Financial Statements.  We recommend that you read all of these policies.

The following discussion is intended to provide you with an understanding of our critical accounting estimates, which are those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments.

Unpaid losses and loss adjustment expenses

At December 31, 2008, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for all events that occurred as of December 31, 2008 was $1,242 million.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to December 31, 2008 whether or not these claims had been reported to us.  At December 31, 2008, our estimate for such amounts recorded as liabilities of discontinued operations was $247.4 million.

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

In estimating our reserves for unpaid losses and LAE, our actuaries also consider the fact that each of our businesses has a different potential for reserve development.  We believe that the potential for adverse reserve development is increased at our reinsurance business because of the nature of the reinsurance business itself and because of the fact that it is in run-off.  Reinsurers rely on their ceding companies to provide them with information regarding incurred losses.  Therefore, it takes longer for reinsurers to find out about reported claims than for primary insurers and those claims are more subject to unforeseen development and uncertainty.  Additionally, the potential for adverse reserve development in our reinsurance operation has increased because we have ceased ongoing business relationships with most of our ceding companies.  As a result, to the extent that there are disputes with our ceding companies over claims coverage or other issues, we believe that it is more likely that we will be required to arbitrate these disputes.

With respect to The PMA Insurance Group, our actuaries separately review the reserves for our workers’ compensation and integrated disability, commercial automobile and commercial multi-peril/general liability lines of business.  The PMA Insurance Group’s loss reserves are comprised primarily of reserves for our workers’ compensation and integrated disability business (87% of the segment loss reserves).  Commercial multi-peril/general liability reserves comprise 11% of this segment’s carried reserves, with 29% of such commercial multi-peril/general liability reserves being asbestos and environmental reserves (see page 44 of this Report on Form 10-K for more detail regarding asbestos and environmental loss reserves).

Within the workers’ compensation line of business, we review medical and indemnity costs separately.  We undertake this review because we believe that the medical cost component of workers’ compensation claims has a different development pattern than the indemnity payments, and also because we believe that certain assumptions within the medical cost component, such as the rate of medical cost inflation, can lead to more volatility as compared to the indemnity component.  For example, a one percentage-point change in current year medical inflation would result in about three tenths of a point change in our overall loss and LAE ratio.  At December 31, 2008, our medical loss reserves were approximately 51% of the workers’ compensation loss reserves, with the balance being indemnity costs.  We also review the workers’ compensation line of business by state for some of our larger states.  We undertake this review because workers’ compensation benefits vary by state and this can cause loss development patterns to vary by state.

Our discontinued operations’ loss reserves are comprised primarily of excess of loss and pro rata reinsurance reserves (86% of the loss reserves).  The excess of loss and pro rata reinsurance reserves are primarily casualty reserves, as only 7% of such reserves are for property business at December 31, 2008.  The discontinued operations’ pro rata business is mainly quota share reinsurance of ceding companies’ excess or umbrella insurance.  Therefore, our actuarial analysis of our excess of loss and pro rata reinsurance business is generally based upon similar assumptions and loss development patterns.

After our actuaries complete the analyses described above, management reviews the data along with various industry benchmarks, and using its informed judgment, selects its best estimate of the amounts needed to pay all pending and future claims and related expenses, including those not yet reported to us.  This best estimate is recorded as a loss and LAE reserve on our balance sheet.  Our practice is to establish reserves for unpaid losses and LAE at a level where we believe it is likely that such unpaid losses and LAE could ultimately settle at similar amounts either above or below management’s best estimate.  At December 31, 2008, management’s best estimate reflects an estimate of loss and LAE reserves that is approximately the mid-point of our actuaries’ range of loss reserves.

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

Any changes to our range of loss reserve estimates would also affect our assumptions regarding ceded reserves.  To the extent that changes in our range of estimates resulted in a change to our carried reserves and the amount of reinsurance receivable against such carried reserves, the net result of these changes would directly affect our pre-tax income.

For additional factors that could impact our reserve estimates please see the risk factor entitled “Reserves are estimates and do not and cannot represent an exact measure of liability.  If our actual losses exceed our reserves, we may need to increase our reserves, which would adversely affect our financial results.” on page 21 of this Report on Form 10-K.

We have established a carried loss and LAE reserve for unpaid claims at December 31, 2008 that we believe is a reasonable and adequate provision based on the information then available to us and we believe such amounts are fairly stated at December 31, 2008.  However, if significant assumptions that are components of our actuarial analysis, such as the frequency and severity of claims or the amount of medical cost inflation, develop differently than we anticipate, then our range of reserve estimates could vary.  Based upon our actuarial analysis at December 31, 2008, we believe there is a reasonable probability that the range of reserve estimates for losses and LAE could vary, higher or lower, from our reserves at December 31, 2008 by approximately five percent (5%) at The PMA Insurance Group and by approximately seven percent (7%) at our discontinued operations.  Because our carried reserves reflect management’s best estimate and are not determined by a formula that is automatically the direct product of the actuarial methods used to develop our range of reserves, we are unable to quantify in any meaningful way the effect of a change to any one of the significant assumptions underlying our actuarial process on our carried reserves.  It is also possible that the amount required to settle all losses and

LAE for unpaid claims or our estimates in future periods could exceed or be less than the reasonable range of possible outcomes that we can currently estimate.

If our future estimate of ultimate unpaid losses is greater than the recorded amounts, we would have to increase our reserves in subsequent periods.  Any increase in our net reserves would result in a charge to earnings in the period recorded.  For example, during the third quarter of 2007, we increased net reserves for our discontinued operations by $22.0 million and took an earnings charge as a result.  Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

At December 31, 2008, unpaid losses and loss adjustment expenses at the continuing operations were $1,242 million, which included case reserves of $614 million and IBNR reserves of $628 million.  At December 31, 2008, unpaid losses and loss adjustment expenses at the discontinued operations were $247.4 million, which included case reserves of $220.9 million and IBNR reserves of $26.5 million.

At our continuing operations, the components of our favorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2008	2007	2006
Accident Year
1998 and prior	$3.7	$3.0	$2.1
1999	0.1	0.3	(0.1)
2000	(0.3)	(0.9)	0.4
2001	(0.5)	0.2	1.7
2002	1.6	0.6	2.0
2003	(1.9)	0.5	(0.3)
2004	0.1	(3.2)	(3.3)
2005	(1.6)	(1.0)	(4.8)
2006	(1.7)	(1.2)	n/a
2007	(7.3)	n/a	n/a
Total net favorable development	$(7.8)	$(1.7)	$(2.3)

During 2008, The PMA Insurance Group recorded favorable prior year loss development of $7.8 million.  In 2008, the Company’s actuaries noticed lower than expected claims frequency and severity in workers’ compensation business written for accident years 2006 and 2007, primarily from loss-sensitive business.  As a result, The PMA Insurance Group reduced loss reserves for prior years.  Under The PMA Insurance Group’s loss-sensitive plans, the amount of the insured’s premiums is adjusted after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period.  Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period.  Accordingly, offsetting the effects of this favorable prior year loss development were premium adjustments of $8.9 million under loss-sensitive plans and increased policyholder dividends of $1.0 million.

The PMA Insurance Group recorded favorable prior year loss development of $1.7 million in 2007 and $2.3 million in 2006, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

At our discontinued operations, the components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2008	2007	2006
Accident Year
1998 and prior	$1.2	$0.9	$(0.4)
1999	1.5	1.2	(1.2)
2000	(0.1)	(0.5)	(0.7)
2001	4.0	5.4	2.0
2002	7.5	9.2	(3.1)
2003	4.9	5.6	(0.1)
2004	2.4	1.0	(1.6)
2005	(0.6)	(1.2)	(0.2)
2006	-	-	n/a
2007	-	n/a	n/a
Total net (favorable) unfavorable development	$20.8	$21.6	$(5.3)

During 2008, the discontinued operations recorded unfavorable prior year loss development of $20.8 million.  Based on the reserve reviews performed by our actuaries in 2008, increased loss development was observed on our pro rata general liability reinsurance business, and to a lesser degree, excess of loss reinsurance business.  Specifically, we experienced higher than expected severity of losses in these lines of business at our discontinued operations during the year causing our actuaries to increase the expected size of future loss payments on these types of claims.  This increase in 2008 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2004, needed to be increased by $20.8 million.

During 2007, the discontinued operations recorded unfavorable prior year loss development of $21.6 million, which included a $22.0 million charge taken in the third quarter.  In the third quarter of 2007, our actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, our actuaries observed increased loss development from a limited number of ceding companies on our claims-made general liability business, primarily related to professional liability claims.  Specifically, we experienced higher than expected severity on general liability claims-made losses at our discontinued operations during the third quarter causing our actuaries to increase the average expected size of future loss payments on these types of claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22.0 million.

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

For additional information about our liability for unpaid losses and loss adjustment expenses, see Notes 5 and 7 to the Consolidated Financial Statements as well as “Item 1 – Business - Loss Reserves.”

Investments

All investments in our fixed income portfolio are carried at fair value.  For all but three of our securities, we determined the fair value of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.

As part of determining the fair value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future.  Because we have invested in fixed income obligations with an overall average credit quality of AA+, and all of our investments, excluding our Lehman Brothers senior debt and Fannie Mae preferred stock, are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments.  However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due.  If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment.  Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2008, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the consolidated financial statements, are necessary at the balance sheet date.  However, if we had determined that all securities that were in an unrealized loss position at December 31, 2008 should have been written-down to their fair value, then we would have recorded an additional other-than-temporary impairment loss of $46.6 million pre-tax at our continuing operations.

For additional information about our investments, see Notes 2-B, 5, 6 and 14 to the Consolidated Financial Statements as well as “Investments” beginning on page 52.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries.  Our reinsurance receivables total $826.1 million at December 31, 2008.  We have estimated that $4.6 million of our reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.  Our assets of discontinued operations include $95.0 million for reinsurance receivables at December 31, 2008, and these receivables are recorded net of a valuation allowance of $3.2 million.

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

Based on our evaluation of reinsurance receivables at December 31, 2008, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date.  In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date.  To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts.  At December 31, 2008, approximately $53.3 million of uncollateralized reinsurance receivables at our continuing operations, including $36.5 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, or who were under regulatory supervision or in liquidation.

For additional information about reinsurance receivables, see Notes 5 and 8 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 45.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts.  We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset.  At December 31, 2008, PMA Capital has a net deferred tax asset of $138.5 million, resulting from $229.2 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $60.5 million and by $30.2 million of deferred tax liabilities.  In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2018 through 2028.

Prior to 2006, we had established a valuation allowance in the amount of $60.5 million.  This was based upon our assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  We periodically reassess the valuation allowance previously established against the net deferred tax assets.  Factors considered in our reassessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings.

The valuation allowance of $60.5 million is a reserve against $50.4 million of gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because we believe it is more likely than not that this portion of the benefit will not be realized.  We will continue to periodically assess the realizability of our net deferred tax asset.  If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations and financial condition.  For additional information, see Note 15 to our Consolidated Financial Statements.

Intangible Assets

On June 30, 2008, we acquired all of the stock of PMA Management Corp. of New England, Inc.  As a result of this acquisition, we recorded $2.2 million of identifiable intangible assets and $5.4 million of goodwill.  The identifiable intangible assets consist of non-contractual customer relationships.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.

On October 1, 2007, we acquired all of the stock of Midlands Holding Corporation.  As a result of this acquisition, we initially recorded $11.0 million of identifiable intangible assets and $11.1 million of goodwill.  The identifiable intangible assets consist of non-contractual customer relationships, licenses and a trade name.  We have since increased goodwill by an additional $1.5 million for contractual earn-out payments to the former shareholders of Midlands, as well as other adjustments.

Goodwill and indefinite-lived intangible assets will remain on the balance sheet and will be tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other intangible assets that are not deemed to have an indefinite useful life will be amortized over their estimated useful lives.  Annual impairment testing was performed during the second quarter of 2008 on the intangible assets that relate to the acquisition of Midlands.  Based upon this review, the assets were not impaired.  For additional information about our intangible assets, see Notes 2-K, 3 and 4 to our Consolidated Financial Statements.

Net assets of discontinued operations

As a result of the expected sale of our Run-off Operations, we began reporting the results of this business as discontinued operations in 2007.  In conjunction with this change and in accordance with SFAS 144, we recorded a pre-tax impairment loss of $61.5 million in 2007 to reduce the net assets of this business to estimated fair value less costs to sell.  In 2008, we recorded adverse loss development at the discontinued operations, which contractually reduces the amount of cash and contingent consideration that we will receive at closing.  The estimated fair value of the business was based on our stock purchase agreement with Armour Re.  Our estimate reflected amounts anticipated at closing, which are subject to adjustments following Armour Re’s review of the final purchase price calculation, but excluded future contingent payments that may be received from Armour Re.

For additional information about our discontinued operations, see Note 5 to the Consolidated Financial Statements as well as “Segment Results – Discontinued Operations” beginning on page 41.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to the Company’s business, financial condition and results of operations and the plans and objectives of its management.  Forward-looking statements can generally be identified by use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” and “believe.”  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, industry, competitive and economic data and our current operating plans.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

The factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	adequacy of reserves for claim liabilities, including reserves for potential environmental and asbestos claims;
•
any future lowering or loss of one or more of our financial strength and debt ratings, and the adverse impact that any such downgrade may have on our ability to compete and to raise capital, and our liquidity and financial condition;

•	adequacy and collectibility of reinsurance that we purchase;
•	uncertainty as to the price and availability of reinsurance on business we intend to write in the future, including reinsurance for terrorist acts;
•	the effects of emerging claims and coverage issues, including changing judicial interpretations of available coverage for certain insured losses;
•	the success with which our independent agents and brokers sell our products and our ability to collect payments from them;
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

•	our concentration in workers’ compensation insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	our ability to effectively compete in the highly competitive property and casualty insurance industry;
•	adverse economic or regulatory developments in the eastern part of the United States, particularly those affecting Pennsylvania, New York and New Jersey;
•	fluctuations in interest rates and other events that can adversely impact our investment portfolio;
•	disruptions in the financial markets that affect the value of our investment portfolio and our ability to sell our investments;
•	our ability to consummate the sale of our Run-off Operations in a timely and efficient manner;
•	our ability to repay our indebtedness;
•	our ability to raise additional capital on financially favorable terms when required;
•	restrictions on our operations contained in any document governing our indebtedness;
•	the impact of future results on the value of recorded goodwill and other intangible assets and the recoverability of our deferred tax asset;
•	our ability to attract and retain qualified management personnel;
•	the outcome of any litigation against us;
•	provisions in our charter documents that can inhibit a change in control of our company; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements that we make.  All forward-looking statements made in this annual report reflect our views on the date of this annual report.  Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this annual report to reflect circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Caution should be used when evaluating our overall market risk based on the information below.  Actual results could differ materially due to the fact that this information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 69% of our total liabilities and reinsurance receivables represent 33% of our total assets).

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

Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 17% of invested assets at December 31, 2008.  Included in this industry segment are diverse financial institutions, including banks and insurance companies.  See Notes 2-B, 6 and 14 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2008, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $26 million in the fair value of our investment portfolio.  The change in fair value was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8.    Financial Statements and Supplementary Data.

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2008	2007

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2008 - $749,806; 2007 - $722,587)	$719,048	$728,725
Short-term investments	42,949	78,426
Total investments	761,997	807,151

Cash	10,501	15,828
Accrued investment income	6,513	5,768
Premiums receivable (net of valuation allowance: 2008 - $9,011; 2007 - $9,341)	235,893	222,140
Reinsurance receivables (net of valuation allowance: 2008 - $4,608; 2007 - $4,608)	826,126	795,938
Prepaid reinsurance premiums	29,579	32,361
Deferred income taxes, net	138,514	118,857
Deferred acquisition costs	40,938	37,404
Funds held by reinsureds	51,754	42,418
Intangible assets	30,348	22,779
Other assets	126,890	105,341
Assets of discontinued operations	243,663	375,656
Total assets	$2,502,716	$2,581,641

Liabilities:
Unpaid losses and loss adjustment expenses	$1,242,258	$1,212,956
Unearned premiums	247,415	226,178
Long-term debt	129,380	131,262
Accounts payable, accrued expenses and other liabilities	216,266	195,895
Reinsurance funds held and balances payable	44,177	39,324
Dividends to policyholders	6,862	5,839
Liabilities of discontinued operations	271,702	391,603
Total liabilities	2,158,060	2,203,057

Commitments and contingencies (Note 10)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2008 - 34,217,945 shares issued and 31,965,806 outstanding;
2007 - 34,217,945 shares issued and 31,761,106 outstanding)	171,090	171,090
Additional paid-in capital	112,921	111,088
Retained earnings	140,184	136,627
Accumulated other comprehensive loss	(49,876)	(6,663)
Treasury stock, at cost (2008 - 2,252,139 shares; 2007 - 2,456,839 shares)	(29,663)	(33,558)
Total shareholders' equity	344,656	378,584
Total liabilities and shareholders' equity	$2,502,716	$2,581,641

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2008	2007	2006

Revenues:
Net premiums written	$414,237	$394,698	$373,001
Change in net unearned premiums	(24,020)	(16,455)	(5,598)
Net premiums earned	390,217	378,243	367,403
Claims service revenues	57,370	34,034	27,853
Commission income	12,384	3,005	-
Net investment income	36,069	39,592	35,851
Net realized investment gains (losses)	(4,724)	563	1,239
Other revenues	2,841	340	244
Total revenues	494,157	455,777	432,590

Losses and Expenses:
Losses and loss adjustment expenses	270,825	263,199	262,297
Acquisition expenses	66,635	73,747	73,726
Operating expenses	110,965	76,541	70,971
Dividends to policyholders	6,306	7,790	3,532
Interest expense	10,883	11,732	13,521
Total losses and expenses	465,614	433,009	424,047
Income from continuing operations before income taxes	28,543	22,768	8,543
Income tax expense	10,077	8,019	3,217
Income from continuing operations	18,466	14,749	5,326
Loss from discontinued operations, net of tax	(12,777)	(57,277)	(1,275)
Net income (loss)	$5,689	$(42,528)	$4,051

Income (loss) per share:
Basic:
Continuing Operations	$0.58	$0.46	$0.17
Discontinued Operations	(0.40)	(1.78)	(0.04)
	$0.18	$(1.32)	$0.13
Diluted:
Continuing Operations	$0.58	$0.45	$0.16
Discontinued Operations	(0.40)	(1.76)	(0.04)
	$0.18	$(1.31)	$0.12

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$5,689	$(42,528)	$4,051
Less: Loss from discontinued operations	(12,777)	(57,277)	(1,275)
Income from continuing operations	18,466	14,749	5,326
Adjustments to reconcile income before loss from discontinued
operations to net cash flows provided by (used in) operating activities:
Deferred income tax expense	9,372	7,603	3,217
Net realized investment (gains) losses	4,724	(563)	(1,239)
Stock-based compensation	2,412	1,814	2,371
Depreciation and amortization	5,414	3,633	5,326
Change in:
Premiums receivable and unearned premiums, net	7,484	1,229	11,796
Dividends to policyholders	1,023	1,389	(2)
Reinsurance receivables	(30,188)	(75,828)	15,072
Prepaid reinsurance premiums	2,782	(6,750)	(23,943)
Unpaid losses and loss adjustment expenses	29,302	60,252	(16,634)
Funds held by reinsureds	(9,336)	(8,986)	(7,243)
Reinsurance funds held and balances payable	4,853	12,324	17,941
Accrued investment income	(745)	(273)	875
Deferred acquisition costs	(3,534)	(1,165)	(2,003)
Accounts payable, accrued expenses and other liabilities	(2,253)	18,669	(2,641)
Other, net	(12,180)	(8,449)	8,658
Discontinued operations	(88,757)	67,180	(113,041)
Net cash flows provided by (used in) operating activities	(61,161)	86,828	(96,164)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(406,326)	(265,838)	(350,718)
Maturities and calls	67,536	86,114	82,296
Sales	306,617	179,576	264,038
Sales of fixed maturities trading	-	17,458	-
Net sales (purchases) of short-term investments	35,499	(17,205)	(25,871)
Purchase of subsidiaries, net of cash received	(10,355)	(10,643)	-
Other, net	(13,977)	(10,527)	(2,220)
Discontinued operations	77,128	(51,237)	171,813
Net cash flows provided by (used in) investing activities	56,122	(72,302)	139,338

Cash flows from financing activities:
Repayments of long-term debt	(5,766)	(17,324)	(60,622)
Proceeds from exercise of stock options	1,195	444	1,403
Shares purchased under stock-based compensation plans	(11)	(273)	(89)
Proceeds from issuance of long-term debt	-	20,619	-
Debt issuance costs	-	(604)	-
Purchase of treasury stock	-	(10,000)	-
Dividend from (contribution to) discontinued operations	(5,000)	17,500	73,500
Other payments to discontinued operations	(2,335)	(2,615)	(7,015)
Discontinued operations	7,335	(14,885)	(66,485)
Net cash flows used in financing activities	(4,582)	(7,138)	(59,308)

Net increase (decrease) in cash	(9,621)	7,388	(16,134)
Cash - beginning of year	21,493	14,105	30,239
Cash - end of year (a)	$11,872	$21,493	$14,105

Supplementary cash flow information (all continuing operations):
Income tax paid	$680	$717	$-
Interest paid	$10,951	$11,812	$13,687
Non-cash financing activities:
Class A Common Stock issued to redeem convertible debt	$-	$-	$3,074
Investment security transferred in dividend from discontinued operations	$-	$16,780	$-

(a)	Includes cash from discontinued operations of $1.4 million, $5.7 million and $4.6 million as of December 31, 2008, 2007 and 2006, respectively.

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2008	2007	2006

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common Stock:
Balance at beginning of year	111,088	109,922	109,331
Stock-based compensation	2,412	1,814	2,371
Reissuance of treasury shares under stock-based compensation plans	(579)	(648)	(1,507)
Reclassification of unearned restricted stock under SFAS 123(R)	-	-	(273)
Balance at end of year	112,921	111,088	109,922

Retained earnings:
Balance at beginning of year	136,627	184,216	187,538
Cumulative effect of adjustment to initially apply SFAS 159, net of tax	-	(3,928)	-
Adjusted balance at beginning of year	136,627	180,288	187,538
Net income (loss)	5,689	(42,528)	4,051
Reissuance of treasury shares under stock-based compensation plans	(2,132)	(1,133)	(4,559)
Reissuance of treasury shares to redeem convertible debt	-	-	(2,814)
Balance at end of year	140,184	136,627	184,216

Accumulated other comprehensive loss:
Balance at beginning of year	(6,663)	(20,624)	(22,684)
Cumulative effect of adjustment to initially apply SFAS 159, net of tax	-	3,928	-
Adjusted balance at beginning of year	(6,663)	(16,696)	(22,684)
Other comprehensive income (loss), net of tax expense (benefit):
2008 -($23,269); 2007 - $5,402; 2006 - $513	(43,213)	10,033	952
Adjustment to initially apply SFAS 158, net of tax expense:
2006 - $597	-	-	1,108
Balance at end of year	(49,876)	(6,663)	(20,624)

Treasury stock - Class A Common:
Balance at beginning of year	(33,558)	(25,511)	(38,779)
Reissuance of treasury shares under stock-based compensation plans	3,895	1,953	7,380
Purchase of treasury shares	-	(10,000)	-
Reissuance of treasury shares to redeem convertible debt	-	-	5,888
Balance at end of year	(29,663)	(33,558)	(25,511)

Unearned restricted stock compensation:
Balance at beginning of year	-	-	(273)
Reclassification of unearned restricted stock under SFAS 123(R)	-	-	273
Balance at end of year	-	-	-

Total shareholders' equity:
Balance at beginning of year	378,584	419,093	406,223
Net income (loss)	5,689	(42,528)	4,051
Other comprehensive income (loss)	(43,213)	10,033	952
Stock-based compensation	2,412	1,814	2,371
Reissuance of treasury shares under stock-based compensation plans	1,184	172	1,314
Purchase of treasury shares	-	(10,000)	-
Reissuance of treasury shares to redeem convertible debt	-	-	3,074
Adjustment to initially apply SFAS 158	-	-	1,108
Balance at end of year	$344,656	$378,584	$419,093

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2008	2007	2006

Net income (loss)	$5,689	$(42,528)	$4,051

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(27,926)	6,510	(4,117)
Less: reclassification adjustment for (gains) losses
included in net income (loss), net of tax (expense)
benefit: 2008 - $1,644; 2007 - ($226); 2006 - $471	3,053	(420)	874
Total unrealized gains (losses) on securities	(24,873)	6,090	(3,243)

Pension plan liability adjustment, net of tax expense (benefit):
2008 -($9,298); 2007 - $2,465; 2006 - $2,219	(17,268)	4,577	4,121

Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax expense (benefit):
2008 -($576); 2007 - ($337); 2006 - $33	(1,070)	(625)	62

Foreign currency translation gains (losses), net of tax expense
(benefit): 2008 - ($1); 2007 - ($5); 2006 - $6	(2)	(9)	12

Other comprehensive income (loss), net of tax	(43,213)	10,033	952

Comprehensive income (loss)	$(37,524)	$(32,495)	$5,003

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

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  The PMA Insurance Group primarily consists of the results of the Company’s principal insurance subsidiaries, which are commonly referred to as the “Pooled Companies” because they share results under an intercompany pooling arrangement.  Approximately 92% of The PMA Insurance Group’s business for 2008 was produced through independent agents and brokers.

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

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consist of the results of the Company’s reinsurance and excess and surplus lines businesses.  The Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.  On March 28, 2008, the Company entered into a stock purchase agreement to sell this business.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department (the “Department”).  As of March 9, 2009, the Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was still in process.

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

In 2007, the Company determined that the results of its Run-off Operations should be reported as discontinued operations.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations have been presented with the net results from discontinued operations, shown after the results from continuing operations.  See Note 5 for additional information regarding the Company’s discontinued operations.

The balance sheet information presented in these consolidated financial statements and notes thereto is as of December 31 for each respective year.  The statements of operations, cash flows, changes in shareholders’ equity and changes in comprehensive income (loss) information are for the year ended December 31 for each respective year.

B. Investments — All fixed maturities in the Company’s investment portfolio are carried at fair value.  Changes in fair value of fixed maturities classified as available for sale, net of income tax effects, are reflected in accumulated other comprehensive income (loss).  Changes in fair value of fixed maturities classified as trading are reported in the loss from discontinued operations as realized investment gains (losses).  All short-term, highly liquid investments, which have original maturities of one year or less from acquisition date, are treated as short-term investments and are carried at amortized cost, which approximates fair value.  Effective January 1, 2007, the Company reclassified securities, which are currently reported as part of discontinued operations, from fixed maturities available for sale to the trading category in conjunction with its adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

C. Premiums — Premiums, including estimates of premiums resulting from audits of insureds’ records are earned principally on a pro rata basis over the terms of the policies.  Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made.  With respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.  Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums.  The estimated premiums receivable on experience or exposure-based policies are reported as a component of premiums receivable.  For reinsurance premiums assumed at the Company’s discontinued operations, management must estimate the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period.  Such estimates are based on information from brokers and ceding companies, which can be subject to change as new information becomes available.

D. Unpaid Losses and Loss Adjustment Expenses — Unpaid losses and loss adjustment expenses (“LAE”), which are stated net of estimated salvage and subrogation, are estimates of losses and LAE on known claims and estimates of losses and LAE incurred but not reported (“IBNR”).  IBNR reserves are calculated utilizing various actuarial methods.  Unpaid losses on certain workers’ compensation claims are discounted to present value using the Company’s payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department.  The Company also discounts unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  The methods of making such estimates and establishing the resulting reserves are continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified.  See Note 7 for additional information.

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

H. Income Taxes — The Company records deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.  See Note 15 for additional information.

I. Claims Service Revenues — Claims service revenues primarily include revenues related to claims administration, risk management and related services provided by the Company’s Fee-based Business, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  These revenues are earned over the term of the related contracts in proportion to the actual services rendered.  Claims service revenues also include managed care services, which include medical bill review services and access to the Company’s preferred provider network partnerships.

J. Commission Income — Commission income primarily includes income related to managing general agency and program administrator services provided by the Company’s Fee-based Business.  Commission income, which is generally reported gross of sub-producer fees, is recognized at the later of the date billed or the effective date of the related insurance policy.  Adjustments due to payroll, audits, cancellations, and endorsements are recorded in the period in which they occur.

K. Intangible Assets — Identifiable intangible assets consist of non-contractual customer relationships, licenses and a trade name from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other identifiable intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The identifiable intangible assets and goodwill are reported as intangible assets on the balance sheet.

L. Recent Accounting Pronouncements — Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  See Notes 5 and 14 for the impact of the Company’s adoption of these Statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), although it retains the fundamental requirement in SFAS 141 that the purchase method of accounting be used for all business combinations.  SFAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year, and therefore, had no impact on the accounting for the Company’s 2007 acquisition of Midlands, nor its 2008 acquisition of PMA Management Corp. of New England, Inc.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

SFAS 161 is a disclosure standard and as such will not impact the Company’s financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157, for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company’s adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on its financial position, results of operations or liquidity.

Note 3.  Acquisition

On June 30, 2008, the Company acquired all of the stock of PMA Management Corp. of New England, Inc. for $7.3 million.

The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$2,208
Identifiable intangible assets	2,200
Total assets	4,408

Total liabilities	2,520

Estimated fair value of net assets acquired	1,888
Purchase price	7,321
Goodwill	$5,433

Identifiable intangible assets consist of non-contractual customer relationships, which were calculated using a 10% annual attrition rate.  The non-contractual customer relationships are being amortized on a straight-line basis over 15 years.  In 2008, the Company recognized $73,000 of expenses related to the amortization of non-contractual customer relationships.  The Company expects to recognize $147,000 of amortization expense per year over the next five years and $1.4 million thereafter.

On October 1, 2007, the Company acquired all of the stock of Midlands Holding Corporation for $19.8 million.  The ultimate purchase price for the stock could range from $22.8 million to $44.5 million based on the future earnings growth of Midlands, the operating subsidiary of Midlands Holding Corporation, during the four years following the date of acquisition.  On April 1, 2008, the Company paid $817,000 to the former shareholders of Midlands for contractual earn-out payments related to the fourth quarter of 2007.  On October 1, 2008, the Company paid $1.7 million to the former shareholders of Midlands for contractual guaranteed payments.

The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$25,394
Identifiable intangible assets	11,002
Total assets	36,396

Total liabilities	24,846

Estimated fair value of net assets acquired	11,550
Purchase price	24,172
Goodwill	$12,622

Acquired intangible assets, other than goodwill, consist of the following:

		Estimated
(dollar amounts in thousands)	Amount	Useful Life

Non-contractual customer relationships	$6,690	10 years
Trade name	3,812	indefinite
Licenses	500	indefinite
	$11,002

The value of the non-contractual customer relationships was calculated using a 15% annual attrition rate.  The non-contractual customer relationships are being amortized on a straight-line basis over 10 years.  The Company recognized $669,000 of expenses related to the amortization of non-contractual customer relationships in 2008 and $167,000 in 2007.  The Company expects to recognize $669,000 of amortization expense per year over the next five years and $2.5 million thereafter.

Note 4.  Intangible Assets

Changes in the net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2007	$6,690	$4,312	$11,944	$22,946
Accumulated amortization	(167)	-	-	(167)
Net balance at December 31, 2007	6,523	4,312	11,944	22,779

Assets acquired	2,200	-	5,433	7,633
Amortization	(742)	-	-	(742)
Other adjustments	-	-	678	678
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Accumulated amortization	909	-	-	909
Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257

Annual impairment testing was performed during the second quarter of 2008 on the intangible assets that relate to the prior year acquisition of Midlands.  Based upon this review, the assets were not impaired.

Note 5.  Discontinued Operations

In 2007, the Company announced that it was actively pursuing the sale of its Run-off Operations.  The Company’s Run-off Operations include its reinsurance and excess and surplus lines businesses, which were placed into run-off in 2003 and 2002, respectively.  Because of the expected divestiture, the Company determined that its Run-off Operations should be reflected as discontinued operations in accordance with SFAS 144.

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

As of March 9, 2009, the Department’s financial examination of PMA Capital Insurance Company (“PMACIC”), which includes its review of the loss reserves, was still in process.  PMACIC is the Company’s reinsurance subsidiary in run-off.  Under the original terms of the Agreement, either Armour Re or the Company could have terminated the Agreement if the closing of the sale had not occurred within six months of signing the Agreement.  The Company amended the Agreement with Armour Re to extend the termination date to March 31, 2009, or such later date as mutually agreed.

Under the Agreement, the Company can receive up to $10.0 million in cash and a $10.0 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development in 2008, the cash to be received and the value of the promissory note at closing have each been reduced by $7.5 million.  Only the $2.5 million expected cash amount is reflected in the Company’s financial statements.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS 144.  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Consolidated Statements of Operations.

(dollar amounts in thousands)	2008	2007	2006

Net premiums earned	$1,699	$3,471	$2,778
Net investment income	560	2,844	7,710
Net realized investment gains (losses)	1,901	(541)	(2,224)
	4,160	5,774	8,264

Losses and loss adjustment expenses	24,257	24,013	(3,076)
Acquisition expenses	446	891	787
Operating expenses	9,016	7,507	12,515
Impairment charge/valuation adjustment	(9,902)	61,482	-
	23,817	93,893	10,226

Income tax benefit	(6,880)	(30,842)	(687)
Loss from discontinued operations, net of tax	$(12,777)	$(57,277)	$(1,275)

In accordance with the Company’s exit plan, 111 employees have been terminated and 18 positions, primarily claims and financial personnel, remain at December 31, 2008.  The Company has established an employee retention arrangement for the remaining employees.  Under this arrangement, the Company has recorded operating expenses of $787,000, $838,000 and $1.0 million, which included retention bonuses and severance, in 2008, 2007 and 2006, respectively.

In 2007, the Company recognized an after-tax impairment loss of $40.0 million related to the expected sale of the Run-off Operations.  The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds [1]		$10.0

Less:	Book value of Run-off Operations [2]	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit [3]	21.5

Impairment loss, net of tax		$(40.0)

(1)
Estimated sales proceeds were based on a non-binding letter of intent received from Armour Re in February 2008.  This estimate reflected amounts anticipated at closing, subject to adjustments following Armour Re’s review of the final purchase price calculation, but excluded future contingent payments that may be received from Armour Re.

(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, the Company recorded an income tax benefit on the impairment loss, as it believes it will be able to use the loss to offset future operating earnings.

As a result of adverse loss development recorded in 2008, the Company has estimated that the cash to be received, or the estimated sales proceeds, and the value of the promissory note at closing will each be reduced by $7.5 million.  As only the expected cash amount is reflected in the Company’s financial statements, the $7.5 million related to the reduction in the value of the promissory note was reflected as a valuation adjustment.  The valuation adjustment reflects operating activity at the discontinued operations which is not expected to affect the sale proceeds at closing.

During the fourth quarter of 2008, the Company recorded an $8.5 million after-tax charge at its discontinued operations related to a $13.0 million capital contribution received from PMA Capital Corporation in order to comply with a commitment made to an independent rating agency.  The capital contribution, which included $5.0 million of cash and a promissory note of $8.0 million, $4.0 million payable in each of March 2009 and March 2010, increased the statutory capital of PMACIC.  The Company wrote-off the capital contribution as it believes that the additional capital will not result in an increase to the cash it expects to receive at the closing of the sale.  This write-off was reflected in the Company’s financial statements as an impairment charge.

Condensed balance sheet information of the discontinued operations is included below:

	As of	As of
	December 31,	December 31,
(dollar amounts in thousands)	2008	2007

Assets:
Investments	$146,033	$219,678
Cash	1,371	5,665
Reinsurance receivables	94,956	150,097
Other assets (1)	1,303	216
Assets of discontinued operations	$243,663	$375,656

Liabilities:
Unpaid losses and loss adjustment expenses	$247,442	$339,077
Other liabilities	24,260	52,526
Liabilities of discontinued operations	$271,702	$391,603

(1)	Includes write-down of net assets of Run-off Operations to fair value less cost to sell.

At December 31, 2008 and 2007, the fair value of the investment portfolio at the discontinued operations was $146.0 million and $219.7 million, respectively, and had an amortized cost of $143.7 million and $219.2 million, respectively.  These amounts included accrued investment income of $543,000 and $322,000 related to trading securities in the portfolio at December 31, 2008 and 2007, respectively.  The investment portfolio consisted of 63% in short-term investments at December 31, 2008 and 85% at December 31, 2007.

The following table provides the fair value measurements of the discontinued operations’ fixed maturities by level within the fair value hierarchy as of December 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturities trading	$53,875	$9,335	$44,540	$-

See Note 14 for information regarding the Company’s categorization of the fair value of its fixed maturities.

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

SFAS 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity makes that choice within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company early adopted SFAS 159, effective January 1, 2007.  Upon adoption of SFAS 159, the Company elected to reclassify all of the fixed income securities in its discontinued operations’ investment portfolio from available for sale to trading.  Although the Company’s adoption of this Statement had no net impact on shareholders’ equity, it may result in future volatility in net income as changes in fair value will be recorded through realized gains and losses rather than other comprehensive income.  The Company’s discontinued operations recognized pre-tax net realized gains of $1.8 million in 2008 and $1.1 million in 2007 for subsequent changes in fair value on its trading securities.

The Company adopted SFAS 159 because the investment portfolio at the discontinued operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006.  The Company also considered that, given the unpredictability of cash flows for commutations, combined with the shrinking size of the portfolio, trading activity was expected to increase in 2007.  The discontinued operations’ investment portfolio was also reduced significantly during the second quarter of 2007 as a result of the $37.5 million extraordinary dividend payment to PMA Capital Corporation in April 2007.

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

On December 31, 2008, the Company had securities with a total amortized cost of $12.0 million and fair value of $13.8 million on deposit with various governmental authorities, as required by law.  In addition, the Company had securities with a total amortized cost of $13.2 million and fair value of $13.3 million held in trust for the benefit of certain ceding companies on reinsurance balances assumed by the Run-off Operations.  The securities held on deposit are included in assets of discontinued operations on the balance sheet.

Activity in the discontinued operations’ liability for unpaid losses and LAE is summarized below.

(dollar amounts in thousands)	2008	2007	2006

Balance at January 1	$339,077	$482,161	$650,705
Less: reinsurance recoverable on unpaid losses and LAE	143,319	288,810	325,609
Net balance at January 1	195,758	193,351	325,096
Losses and LAE incurred, net:
Prior years	20,771	21,629	(5,332)
Accretion of prior years' discount	3,486	4,168	3,996
Net losses ceded - retroactive reinsurance	-	(1,784)	(1,740)
Total losses and LAE incurred, net	24,257	24,013	(3,076)
Losses and LAE paid, net:
Prior years	(55,670)	(21,606)	(128,669)
Net balance at December 31	164,345	195,758	193,351
Reinsurance recoverable on unpaid losses and LAE	83,097	143,319	288,810
Balance at December 31	$247,442	$339,077	$482,161

Because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and those claims are subject to more unforeseen development and uncertainty.  See Note 7 for additional information regarding management estimates included in unpaid losses and LAE.

During 2008, the discontinued operations recorded unfavorable prior year loss development of $20.8 million.  Based on the reserve reviews performed by the Company’s actuaries in 2008, increased loss development was observed on the discontinued operations’ pro rata general liability reinsurance business, and to a lesser degree, excess of loss reinsurance business.  This increase in 2008 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2004, needed to be increased by $20.8 million.

During 2007, the discontinued operations recorded unfavorable prior year loss development of $21.6 million, which included a $22.0 million charge taken in the third quarter.  In the third quarter of 2007, the Company’s actuaries conducted their periodic comprehensive reserve review.  Based on the actuarial work performed, the Company’s actuaries observed increased loss development from a limited number of ceding companies on its claims-made general liability business, primarily related to professional liability claims.  This increase in 2007 loss trends caused management to determine that reserve levels, primarily for accident years 2001 to 2003, needed to be increased by $22.0 million.  The claims-made book of business represented approximately 25% of the discontinued operations’ gross reserves at December 31, 2007.

The discontinued operations’ losses and LAE paid in 2008 and 2007 were both impacted by the commutation of retrocessional reinsurance agreements, which reduced the amounts paid for each period.  In 2007, losses and LAE paid were significantly reduced by the commutation of the discontinued operations’ retrocessional contract covering potential adverse loss development, which also resulted in the discontinued operations receiving $171.9 million in cash.  The following table summarizes the effect on the Company’s assets and liabilities of discontinued operations for the commutation of certain reinsurance and retrocessional contracts occurring in 2008 and 2007.  Commutations did not have a material impact on the loss from discontinued operations in 2008 or 2007.

(dollar amounts in millions)	2008	2007
Assets of discontinued operations:
Reinsurance receivables	$(43.7)	$(152.0)
Other assets	(11.2)	(101.1)

Liabilities of discontinued operations:
Unpaid losses and loss adjustment expenses	$(7.6)	$(30.6)
Other liabilities	(42.8)	(54.2)

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

Unpaid losses and LAE for the Company’s discontinued operations’ workers’ compensation claims, net of reinsurance, at December 31, 2008 and 2007 were $50.1 million and $48.8 million, net of discount of $17.2 million and $19.5 million, respectively.  The discount rate used was approximately 5% at December 31, 2008 and 2007.

The Company’s discontinued operations’ loss reserves were stated net of salvage and subrogation of $283,000 and $407,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, 2007 and 2006, the discontinued operations’ gross reserves for asbestos-related losses were $7.9 million, $7.5 million and $5.9 million, respectively ($1.3 million, $1.6 million and $825,000, net of reinsurance, respectively).  Of the net asbestos reserves, $50,000, $350,000 and $38,000 related to IBNR losses at December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, 2007 and 2006, the discontinued operations’ gross reserves for environmental-related losses were $931,000, $877,000 and $1.5 million, respectively ($539,000, $364,000 and $1.1 million, net of reinsurance, respectively).  Of the net environmental reserves, $110,000, $0 and $373,000 related to IBNR losses at December 31, 2008, 2007 and 2006, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

At December 31, 2008, the assets of discontinued operations included reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral

Swiss Reinsurance America Corporation and affiliates (1)	$21,355	$9,388
Essex Insurance Company	20,012	-

(1)  Includes Swiss Reinsurance America Corporation ($18.6 million) and GE Reinsurance Corp. ($2.8 million).

Note 6.  Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprised 17% of invested assets at December 31, 2008.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 3% of the total investment portfolio.  The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

The amortized cost and fair value of the Company’s investment portfolio were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value

December 31, 2008
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$65,353	$6,592	$38	$71,907
States, political subdivisions and foreign government securities	44,126	368	1,307	43,187
Corporate debt securities	224,057	2,038	9,271	216,824
Mortgage-backed and other asset-backed securities	416,270	6,866	36,006	387,130
Total fixed maturities available for sale	749,806	15,864	46,622	719,048
Short-term investments	42,949	-	-	42,949
Total investments	$792,755	$15,864	$46,622	$761,997

December 31, 2007
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$76,360	$2,794	$4	$79,150
States, political subdivisions and foreign government securities	9,072	253	24	9,301
Corporate debt securities	154,360	3,277	585	157,052
Mortgage-backed and other asset-backed securities	482,795	3,444	3,017	483,222
Total fixed maturities available for sale	722,587	9,768	3,630	728,725
Short-term investments	78,426	-	-	78,426
Total investments	$801,013	$9,768	$3,630	$807,151

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

					Percentage
	Number of	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2008
Less than 6 months	50	$101.8	$106.4	$(4.6)	96%
6 to 9 months	51	131.5	144.6	(13.1)	91%
9 to 12 months	38	94.4	109.5	(15.1)	86%
More than 12 months	34	53.4	67.1	(13.7)	80%
	173	381.1	427.6	(46.5)	89%
U.S. Treasury and Agency securities	8	12.2	12.3	(0.1)	99%
Total	181	$393.3	$439.9	$(46.6)	89%

December 31, 2007
Less than 6 months	26	$49.4	$49.8	$(0.4)	99%
6 to 9 months	3	1.4	1.5	(0.1)	93%
9 to 12 months	6	29.3	29.4	(0.1)	100%
More than 12 months	71	101.8	104.1	(2.3)	98%
	106	181.9	184.8	(2.9)	98%
U.S. Treasury and Agency securities	40	52.8	53.5	(0.7)	99%
Total	146	$234.7	$238.3	$(3.6)	98%

At December 31, 2008, of the 34 securities that have been in an unrealized loss position for more than 12 months, 33 securities have a total fair value of 81% of their combined amortized cost basis at December 31, 2008, and the average unrealized loss per security is approximately $383,000.  The other security that has been in an unrealized loss position for more than 12 months at December 31, 2008 has a fair value of $300,000 and an amortized cost of $1.4 million.  This security, whose $1.4 million principal is backed and guaranteed at maturity by discounted government sponsored enterprise securities, matures in 2033 and is rated AAA.  The Company has both the ability and intent to hold this security until it matures.  Of the remaining 33 securities, six were corporate debt securities issued by financial institutions that had a total fair value of 87% of their combined amortized cost basis at December 31, 2008.

The amortized cost and fair value of fixed maturities at December 31, 2008, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2009	$8,214	$7,977
2010-2013	195,650	192,409
2014-2018	92,104	96,584
2019 and thereafter	37,568	34,948
Mortgage-backed and other asset-backed securities	416,270	387,130
	$749,806	$719,048

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2008	2007	2006

Fixed maturities	$38,205	$38,348	$35,917
Short-term investments	1,657	3,393	2,193
Other	1,737	3,149	2,118
Total investment income	41,599	44,890	40,228
Investment expenses	(3,371)	(3,104)	(2,791)
Interest on funds held	(2,159)	(2,194)	(1,586)
Net investment income	$36,069	$39,592	$35,851

Net realized investment gains (losses) consisted of the following:

(dollar amounts in thousands)	2008	2007	2006

Sales of investments:
Realized gains	$6,005	$2,016	$5,597
Realized losses	(1,500)	(3,684)	(4,720)
Other than temporary impairments	(9,202)	(209)	-
Change in fair value of trading securities	-	3,220	-
Other	(27)	(780)	362
Net realized investment gains (losses)	$(4,724)	$563	$1,239

The impairment losses for 2008 were related to write-downs of the Company’s investments in three corporate senior debt securities, which were issued by Lehman Brothers Holdings, Inc., and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  The Company’s write-down of the Lehman Brothers senior debt was for $8.2 million and its write-down of the Fannie Mae preferred stock was for $967,000.  The impairment loss for 2007 was related to a security issued by a national provider of higher education loans.  The write-downs were measured based on public market prices at the time when the Company determined the decline in value was other than temporary.

The change in fair value of trading securities during 2007 related to a security that was previously held at the Company’s discontinued operations and transferred to PMA Capital Corporation as part of the $37.5 million dividend in April 2007.  Fixed income securities held at the discontinued operations were selected for the fair value option and reclassified from the available for sale to the trading category in conjunction with the Company’s adoption of SFAS 159, effective January 1, 2007.

On December 31, 2008, the Company had securities with a total amortized cost and fair value of $41.2 million and $46.5 million, respectively, on deposit with various governmental authorities, as required by law.  The securities held on deposit are included in total investments on the balance sheet.

Note 7.  Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2008	2007	2006

Balance at January 1	$1,212,956	$1,152,704	$1,169,338
Less: reinsurance recoverable on unpaid losses and LAE	768,114	695,863	701,331
Net balance at January 1	444,842	456,841	468,007
Losses and LAE incurred, net:
Current year, net of discount	271,465	257,046	255,525
Prior years	(7,845)	(1,728)	(2,348)
Accretion of prior years' discount	7,205	7,881	9,120
Total losses and LAE incurred, net	270,825	263,199	262,297
Losses and LAE paid, net:
Current year	(78,636)	(64,780)	(60,563)
Prior years	(204,273)	(210,418)	(212,900)
Total losses and LAE paid, net	(282,909)	(275,198)	(273,463)
Net balance at December 31	432,758	444,842	456,841
Reinsurance recoverable on unpaid losses and LAE	809,500	768,114	695,863
Balance at December 31	$1,242,258	$1,212,956	$1,152,704

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

During 2008, The PMA Insurance Group recorded favorable prior year loss development of $7.8 million.  In 2008, the Company’s actuaries noticed lower than expected claims frequency and severity in workers’ compensation business written for accident years 2006 and 2007, primarily from loss-sensitive business.  As a result, The PMA Insurance Group reduced loss reserves for prior years.  Under The PMA Insurance Group’s loss-sensitive plans, the amount of the insured’s premiums is adjusted after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period.  Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is also based, to a large extent, upon loss experience during the policy period.  Accordingly, offsetting the effects of this favorable prior year loss development were premium adjustments of $8.9 million under loss-sensitive plans and increased policyholder dividends of $1.0 million.

The PMA Insurance Group recorded favorable prior year loss development of $1.7 million in 2007 and $2.3 million in 2006, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2008 and 2007 were $382.1 million and $379.5 million, net of discount of $27.4 million and $21.4 million, respectively.  The discount rate used was approximately 5% at December 31, 2008 and 2007.

The Company’s loss reserves were stated net of salvage and subrogation of $16.3 million and $18.0 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, 2007 and 2006, gross reserves for asbestos-related losses were $29.5 million, $25.7 million and $17.3 million, respectively ($11.4 million, $10.8 million and $9.8 million, net of reinsurance, respectively).  Of the net asbestos reserves, $2.0 million, $2.2 million and $6.6 million related to IBNR losses at December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, 2007 and 2006, gross reserves for environmental-related losses were $10.1 million, $10.3 million and $11.9 million, respectively ($463,000, $0 and $3.0 million, net of reinsurance, respectively).  Of the net environmental reserves, $118,000, $0 and $1.0 million related to IBNR losses at December 31, 2008, 2007 and 2006, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2008.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2008, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Note 8.    Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2008	2007	2006

Written premiums:
Direct	$517,429	$509,696	$430,931
Assumed	11,486	14,477	24,825
Ceded	(114,678)	(129,475)	(82,755)
Net	$414,237	$394,698	$373,001
Earned premiums:
Direct	$494,069	$477,845	$405,799
Assumed	13,609	17,961	20,417
Ceded	(117,461)	(117,563)	(58,813)
Net	$390,217	$378,243	$367,403
Losses and LAE:
Direct	$353,414	$351,494	$277,626
Assumed	10,888	14,522	20,680
Ceded	(93,477)	(102,817)	(36,009)
Net	$270,825	$263,199	$262,297

In August 2008, the Company entered into two fronting arrangements.  The workers’ compensation business produced under these arrangements is primarily located in the southeastern part of the United States and California.  The Company is retaining approximately 10% of the underwriting results on one of the arrangements and approximately 20% of the underwriting results on the other.  The Company also earns an administrative fee based upon the direct premiums earned under each agreement as well as fees for providing claims services on the business placed under one of the arrangements.  All of the participating reinsurers have current A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of “A-” (Excellent) or higher.  Total direct premiums written under these arrangements were $22.5 million in 2008.

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

In September 2006, the Company entered into an agreement with Midwest Insurance Companies (“Midwest”) under which it underwrote and serviced workers’ compensation policies in California using the Company’s approved forms and guidelines.  During the term of the agreement, the Company retained between 0% and 10% of the underwriting results on this business.  The Company also earned an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  Total direct premiums written under this agreement were $10.4 million, $59.8 million and $14.8 million in 2008, 2007 and 2006, respectively.  The Company’s agreement with Midwest was terminated in March 2008.

At December 31, 2008, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral
Trabaja Reinsurance Company (1)	$144,147	$141,462
Imagine International Reinsurance, Ltd.	120,119	120,119
PXRE Reinsurance Company	93,351	54,110
Hannover Ruckversicherungs AG	59,310	-
Swiss Reinsurance America Corporation	58,792	-
Houston Casualty Company	49,954	-
QBE Reinsurance Corporation (2)	44,158	-
Toa-Re Insurance Company of America	27,219	-
Employers Mutual Casualty Company	26,764	-
Partner Reinsurance Company of the U.S.	20,801	-
Munich Reinsurance America, Inc. and affiliates (3)	18,021	110

(1)  A member of the London Reinsurance Group.
(2)  Includes QBE Reinsurance Corporation ($43.9 million) and Unigard Insurance Company ($295,000).
(3)  Includes Munich Reinsurance America, Inc. ($17.8 million) and American Alternative Insurance Company ($172,000).

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs.  In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2008 and 2007, the Company’s reinsurance receivables of $826.1 million and $795.9 million were supported by $367.4 million and $351.4 million of collateral.  Of the uncollateralized reinsurance receivables as of December 31, 2008, approximately 88% was recoverable from reinsurers rated “A-” or better by A.M. Best.

Trabaja Reinsurance Company (“Trabaja”), formerly PMA Insurance Cayman, Ltd. (“PMA Cayman”), is a wholly-owned subsidiary of London Life and Casualty Reinsurance Corporation (“London Reinsurance Group”).  The Company sold PMA Cayman to London Reinsurance Group for $1.8 million, and transferred approximately $230 million of cash and invested assets as well as loss reserves to the buyer in 1998.  Under the terms of the sale of PMA Cayman to London Reinsurance Group in 1998, the Company has agreed to indemnify London Reinsurance Group, up to a maximum of $15 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of PMA Cayman were established.  If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, then the Company will participate in such favorable loss reserve development.

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

Note 9.    Debt

The Company’s outstanding debt was as follows:

	As of	As of
	December 31,	December 31,
(dollar amounts in thousands)	2008	2007	Maturity
Junior subordinated debt	$64,435	$64,435	2033 - 2037
8.50% Senior Notes	54,900	54,900	2018
Surplus Notes	10,000	10,000	2035
4.25% Convertible Debt	45	455	2022
6.50% Convertible Debt	-	1,254	2022
Derivative component of 6.50% Convertible Debt	-	233
Unamortized debt discount	-	(15)
Total long-term debt	$129,380	$131,262

In September 2008, the Company retired $410,000 principal amount of its 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to the Company on September 30, 2008.  The Company paid par for these bond purchases, exclusive of accrued interest.

In January 2008, the Company retired the remaining $1.3 million principal amount of its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”).  The Company paid $1.5 million for these bond purchases, exclusive of accrued interest, and the lien and restrictive covenants associated with this debt have since been released.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

In June 2007, the Company issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, any time prior to 2012 at 107.5% of par, or beginning in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.

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

The Company used the $20.0 million net proceeds from the junior subordinated debt issued in 2007 to purchase, in the open market, its 6.50% Convertible Debt.  In 2007, the Company retired $18.1 million principal amount of its 6.50% Convertible Debt for which it paid $21.2 million, exclusive of accrued interest.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

The remaining junior subordinated debt of $43.8 million matures in 2033.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2008, the weighted average interest rate on all of the junior subordinated securities was 5.94%.

The put premium and conversion features of the 6.50% Convertible Debt constituted a derivative which required bifurcation.  Any change in the fair value of the derivative component of the 6.50% Convertible Debt was recognized in net realized investment gains (losses).  The Company recorded realized investment losses of $483,000 in 2007 and gains of $466,000 in 2006, resulting from changes in the fair value of the derivative component of its 6.50% Convertible Debt.

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

In June 2007, the Company entered into new interest rate swaps that it designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt and its Surplus Notes.  There was no consideration paid or received for these swaps.  The swaps effectively convert $10.0 million of the junior subordinated debt and $10.0 million of Surplus Notes to fixed rate debt with interest rates of 9.40% and 9.93%, respectively.  The swap on the $10.0 million of junior subordinated debt expired on September 30, 2008.  The swap on the $10.0 million of Surplus Notes matures in November 2010.

In September 2007, the Company entered into a new interest rate swap that it designated as a cash flow hedge to manage interest costs and cash flows associated with the variable interest rates on a portion of its junior subordinated debt.  There was no consideration paid or received for this swap.  The swap effectively converts $20.0 million of the junior subordinated debt to fixed rate debt with an interest rate of 8.29%.  This swap matures in June 2012.

The Company has the right to call its 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”) at any time at 100% of the face amount of the notes, plus accrued interest.

Note 10.  Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancelable operating leases.  Future minimum net operating lease obligations as of December 31, 2008 are as follows:

(dollar amounts in thousands)	Facilities (1)	Office equipment and autos	Total operating leases

2009	$5,036	$2,097	$7,133
2010	4,745	1,544	6,289
2011	4,136	791	4,927
2012	3,321	73	3,394
2013	3,351	-	3,351
2014 and thereafter	7,972	-	7,972
	$28,561	$4,505	$33,066

(1)
Net of sublease rentals of $1.6 million in 2009 and 2010, $1.7 million in 2011, 2012 and 2013 and $1.1 million in 2014.  Also includes discontinued operations’ obligations of $480,000 in 2009, $475,000 in 2010 and $474,000 in 2011.

Total expenses incurred under operating leases were $7.8 million, $6.3 million and $6.2 million for 2008, 2007 and 2006, respectively.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of December 31, 2008 and 2007, the Company had recorded liabilities of $7.7 million and $6.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the balance sheet.

See Note 8 for information regarding the terms of the sale of PMA Cayman in 1998.

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

Note 11.  Shareholders’ Equity

Changes in Class A Common Stock shares were as follows:

	2008	2007	2006

Treasury stock - Class A Common Stock:
Balance at beginning of year	2,456,839	1,558,751	2,234,662
Reissuance of treasury shares under stock-based compensation plans	(204,700)	(88,434)	(367,921)
Purchase of treasury shares	-	986,522	-
Reissuance of treasury shares to redeem convertible debt	-	-	(307,990)
Balance at end of year	2,252,139	2,456,839	1,558,751

In May 2007, the Company’s Board of Directors authorized the Company and its subsidiaries to repurchase up to $10.0 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During 2007, the Company repurchased 986,522 shares of its Class A Common Stock at a cost of $10.0 million under this authorization.

In 2006, the Company completed the redemption of $35.0 million principal amount of its 6.50% Convertible Debt.  The mandatory redemption was triggered by the extraordinary dividend the Company received from PMA Capital Insurance Company, the Company’s wholly-owned run-off subsidiary which is reported as discontinued operations.  Under the original terms of this debt, the Company was required to pay a premium to the holders of the debt.  The premium was due in cash, or at the election of the holder, in shares of the Company’s Class A Common Stock.  As a result of this redemption, the Company issued 307,990 shares of Class A Common Stock.  This issuance of shares in lieu of cash resulted in an increase in Shareholders’ equity of $3.1 million.

See Note 12 for information regarding shares reissued under stock-based compensation plans.

The Company does not pay dividends on its Class A Common Stock.

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

In a 2004 order (the “2004 Order”) approving the transfer of the Pooled Companies from PMACIC to PMA Capital Corporation, the Pennsylvania Insurance Department prohibited PMACIC from declaring or paying any dividends, return of capital or other types of distributions to PMA Capital Corporation prior to 2006.  Under the terms of the 2004 Order, PMACIC was permitted to request an “extraordinary” dividend, as defined under Pennsylvania law, in 2006 provided that immediately after giving effect to the dividend or return of capital, PMACIC’s risk-based capital equaled or exceeded 225% of Authorized Control Level Capital, as defined by the National Association of Insurance Commissioners (“NAIC”).  In 2006, the Department approved the Company’s request for an “extraordinary” dividend in the amount of $73.5 million from PMACIC.  The Company used the proceeds to reduce its debt obligations and to maintain liquidity at the holding company.  In 2007, the Department approved the Company’s request for an additional “extraordinary” dividend in the amount of $37.5 million from PMACIC.  The Company did not receive any dividends from PMACIC in 2008, and given the pending sale of this operation in 2009, the Company does not expect to receive any dividends from PMACIC prior to the closing of the sale.  As of December 31, 2008, the statutory surplus of PMACIC was $34.5 million, which included a $13.0 million capital contribution made by PMA Capital Corporation in the fourth quarter of 2008.  The capital contribution included $5.0 million of cash and a promissory note of $8.0 million.  As of December 31, 2008, the risk-based capital ratio of PMACIC was 202% of Authorized Control Level Capital.

The Pooled Companies, which are not subject to the Department’s 2004 Order, paid dividends of $4.0 million to PMA Capital Corporation in 2008.  The Pooled Companies did not pay dividends to PMA Capital Corporation in 2007 or 2006.

As of December 31, 2008, the Pooled Companies can pay up to $31.8 million in dividends to PMA Capital Corporation during 2009 without the prior approval of the Department.  The Pooled Companies had statutory surplus of $332.9 million as of December 31, 2008.

Note 12.    Stock-based Compensation

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, under which 4,143,788 shares of Class A Common Stock are reserved for issuance at December 31, 2008, the Company grants restricted shares of its Class A Common Stock and options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors (“Compensation Committee”).  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vests (restrictions lapse) between one and three years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value.  Under the modified-prospective transition method, the Company recognized expense over the remaining required service period for stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service had not yet been rendered.  No adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which the requisite service had been rendered by that date.  The Company recognized stock-based compensation expense of $2.4 million, $1.8 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The stock-based compensation expense included amounts related to stock options of $44,000 in 2007 and $602,000 in 2006.

Information regarding the Company’s stock option plans for the year ended December 31, 2008 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding, beginning of year	1,522,227	$10.34
Options exercised	(160,441)	7.45
Options forfeited or expired	(150,000)	18.42
Options outstanding and exercisable, end of year	1,211,786	$9.68	4.70	$190,903
Option price range at end of year	$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14
Options available for grant at end of year	2,932,002

Information regarding these option plans for prior years was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,640,584	$10.42	2,088,936	$10.55
Options exercised	(63,426)	6.99	(228,512)	6.15
Options forfeited or expired	(54,931)	16.69	(219,840)	16.06
Options outstanding, end of year	1,522,227	$10.34	1,640,584	$10.42
Options exercisable, end of year	1,522,227	$10.34	1,436,613	$10.75
Option price range at end of year	$5.78 to $21.50		$5.78 to $21.50
Option price range for exercised shares	$5.78 to $9.14		$5.78 to $9.14
Options available for grant at end of year	2,827,502		2,826,104

The total intrinsic value of stock options exercised was $335,000 in 2008, $241,000 in 2007 and $843,000 in 2006.  The Company reissued shares from its treasury for options exercised during 2008, 2007 and 2006.

Stock options outstanding and options exercisable at December 31, 2008 were as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of Shares	Life	Exercise Price

$5.78 to $7.87	884,186	5.55	$ 7.06
$8.01 to $14.00	97,600	4.41	$ 9.14
$14.01 to $20.00	177,000	1.68	$ 19.57
$20.01 to $21.50	53,000	1.09	$ 21.50

Information regarding the Company’s restricted stock activity was as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock at January 1	78,974	$9.99	174,340	$9.55	136,852	$7.04
Granted	48,500	9.34	56,533	10.38	157,113	9.93
Vested	(61,557)	9.94	(151,899)	9.63	(110,752)	6.94
Forfeited	(3,000)	9.39	-	-	(8,873)	10.06
Restricted stock at December 31	62,917	$9.56	78,974	$9.99	174,340	$9.55

In 2008, the Company issued 12,500 shares of restricted Class A Common Stock to employees under the Company’s 2007 Omnibus Incentive Compensation Plan and 36,000 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2007, the Company issued 5,000 shares of restricted Class A Common Stock to employees under the Company’s 2007 Omnibus Incentive Compensation Plan, 3,000 shares of restricted Class A Common Stock to employees under the Company’s 2002 Equity Incentive Plan and 48,533 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2006, the Company issued 101,013 shares of restricted Class A Common Stock to employees under the Company’s 2002 Equity Incentive Plan and 56,100 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  Restricted stock issued to the Company’s Directors under the 2004 Directors

Plan includes shares granted to new Directors and shares awarded to all Directors in lieu of a portion of their retainer.  The restricted stock vests (restrictions lapse) between one and three years.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares.  Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During 2008, 2007 and 2006, employees remitted 1,241 shares, 31,525 shares and 8,831 shares, respectively, to the Company to satisfy their payment of withholding taxes for vested awards.

The Company recognizes compensation expense for restricted stock awards over the vested period of the award.  Compensation expense recognized for restricted stock was $512,000 in 2008, $771,000 in 2007 and $1.3 million in 2006.  At December 31, 2008, unrecognized compensation expense for non-vested restricted stock was $206,000, which is expected to be recognized over a weighted average period of 6 months.

In March 2006 and 2007 and February 2008, the Compensation Committee approved the 2006, 2007 and 2008 Officer Long Term Incentive Plans, pursuant to which stock may be awarded to all officers in 2009, 2010 and 2011 if the after-tax return on equity (“ROE”) in 2008, 2009 and 2010 is within a specified range.  Award amounts are calculated as a percentage of the participants’ base salaries.  The 2006, 2007 and 2008 Officer Long Term Incentive Plans link compensation to performance under the Company’s three-year strategic plan and recognize the long-term nature of improvement in ROE and the value ROE growth creates for shareholders.  The Company recognized expenses related to these plans of $1.9 million, $1.0 million and $500,000 in 2008, 2007 and 2006, respectively.

Note 13.  Earnings Per Share

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	2008	2007	2006

Denominator:
Basic shares	31,820,173	32,169,287	32,238,278
Dilutive effect of:
Stock options	131,141	283,931	316,418
Restricted stock	66,815	97,009	176,664
Convertible debt	20,652	27,798	-
Total diluted shares	32,038,781	32,578,025	32,731,360

The effects of 328,000, 380,000 and 426,000 stock options were excluded from the computations of diluted earnings per share for 2008, 2007 and 2006, respectively, because they were anti-dilutive.

Diluted shares used in the computations of diluted earnings per share for 2008, 2007 and 2006 also do not assume the effects of the potential conversion of the Company’s convertible debt into 2,000, 736,000 and 2.8 million shares of Class A Common Stock, respectively, because they were anti-dilutive.

Note 14.    Fair Value of Financial Instruments

As of December 31, 2008 and 2007, the carrying amounts for the Company’s financial instruments, except for its Senior Notes at December 31, 2008, approximated their estimated fair value.  The Company measures the fair value of fixed maturities, the convertible debt and the Senior Notes based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

The carrying amount reported in the balance sheet as of December 31, 2008 for the Senior Notes was $54.9 million.  Based upon the quoted market price, the Company determined the fair value of its Senior Notes to be $42.0 million at December 31, 2008.

In September 2006, the FASB issued SFAS 157.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances.  More specifically, SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs.  Further, SFAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, early adoption was permitted as of the beginning of a fiscal year.  The Company early adopted SFAS 157, effective January 1, 2007.  The Company’s adoption of SFAS 157 did not have an impact on its financial condition or results of operations.

The following is a description of the Company’s categorization of the fair value of its fixed maturities:

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

The following table provides the fair value measurements of applicable Company assets by level within the fair value hierarchy as of December 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturities available for sale	$719,048	$40,366	$676,433	$2,249

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the year ended December 31, 2008.

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Beginning balance as of January 1, 2008	$1,000
Purchases	1,500
Unrealized losses	(251)
Ending balance as of December 31, 2008	$2,249

For the Level 3 securities whose prices were not obtained from the public markets, which were privately placed 18-month construction bridge loans with no secondary market, the Company utilized a discounted cash flow valuation model to approximate their current fair value.

Note 15.    Income Taxes

The components of the federal income tax expense were:

(dollar amounts in thousands)	2008	2007	2006

Current	$705	$416	$-
Deferred	9,372	7,603	3,217
Income tax expense	$10,077	$8,019	$3,217

Reconciliations between the total income tax expense and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2008	2007	2006

Federal income tax expense at the statutory rate	$9,990	$7,969	$2,990
Other	87	50	227
Income tax expense	$10,077	$8,019	$3,217

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2008	2007
Net operating loss and tax credit carryforwards	$87,816	$97,321
Foreign reinsurance affiliates	34,134	25,146
Discounting of unpaid losses and LAE	22,147	20,339
Impairment charge	18,053	21,519
Postretirement benefit obligation	16,675	7,778
Unearned premiums	14,796	13,205
Unrealized depreciation of investments	11,201	-
Allowance for uncollectible accounts	6,492	6,611
Depreciation	4,606	4,152
Other	13,304	15,176
Gross deferred tax assets	229,224	211,247
Valuation allowance	(60,500)	(60,500)
Deferred tax assets, net of valuation allowance	168,724	150,747
Deferred acquisition costs	(14,328)	(13,091)
Capitalized software	(4,678)	(4,678)
Unrealized appreciation of investments	-	(2,193)
Other	(11,204)	(11,928)
Gross deferred tax liabilities	(30,210)	(31,890)
Net deferred tax assets	$138,514	$118,857

At December 31, 2008, the Company had a net operating loss (“NOL”) carryforward of $222.0 million, which will expire in years 2018 through 2028, and a $10.1 million tax credit carryforward primarily related to alternative minimum tax (“AMT”) credits, which do not expire.  The NOL carryforward, which produces a gross deferred tax asset of $77.7 million, will be applied to reduce taxable income of the Company.

Prior to 2006, the Company had established a valuation allowance in the amount of $60.5 million.  This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  Factors considered by management in its assessment included historical earnings, scheduled reversal of deferred tax liabilities and projections of future earnings.

The valuation allowance of $60.5 million is a reserve against $50.4 million of gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized.  The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS 109”)” (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements.  The Company’s adoption of FIN 48 did not have a material impact on its financial condition or results of operations.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  The Company is currently not under examination by any tax authority.  The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.  The Company will recognize, as applicable, interest and penalties related to unrecognized tax positions as part of income taxes.

The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”).  No tax years are currently under audit by the IRS.

Note 16.  Employee Retirement, Postretirement and Postemployment Benefits

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

The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) which, prior to January 1, 2006, covered certain key employees.  The projected benefit obligation and accumulated benefit obligation for the Non-qualified Pension Plans were $6.9 million and $6.9 million, respectively, as of December 31, 2008.

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

The Company was required to adopt Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), in 2006.  SFAS 158 requires that an employer recognize the overfunded or underfunded status of each defined benefit postretirement plan as an asset or liability on the balance sheet.  Changes in the funded status during any given period of time shall be recognized as a change in comprehensive income.  The statement has no impact on the recognition of benefit costs.  The Company’s 2006 adoption of this statement resulted in a $13.5 million decrease in Other assets, a $15.2 million decrease in Accounts payable, accrued expenses and other liabilities, and a $1.1 million increase in Accumulated other comprehensive loss.

The following tables set forth the amounts recognized in the Company’s consolidated financial statements with respect to pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
(dollar amounts in thousands)	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$86,092	$90,872	$11,301	$12,090
Service cost	92	93	558	603
Interest cost	5,462	5,331	738	698
Actuarial loss	(974)	(7,452)	(139)	(1,300)
Benefits paid	(2,771)	(2,752)	(897)	(790)
Benefit obligation at end of year	$87,901	$86,092	$11,561	$11,301

Change in plan assets:
Fair value of plan assets at beginning of year	$74,144	$72,684	$-	$-
Actual return on plan assets	(21,258)	4,212	-	-
Employer contribution	2,000	-	-	-
Benefits paid	(2,771)	(2,752)	-	-
Fair value of plan assets at end of year	$52,115	$74,144	$-	$-

Benefit obligation greater than the fair value of plan assets,
recognized in other liabilities on the balance sheet	$(35,786)	$(11,948)	$(11,561)	$(11,301)

Amounts recognized in accumulated other comprehensive
loss, pre-tax, consist of:
Net actuarial (gain) loss	$44,584	$18,083	$(2,874)	$(2,872)
Prior service cost (benefit)	124	152	(9)	(128)
Transition obligation	25	49	-	-
Amount recognized, end of year	$44,733	$18,284	$(2,883)	$(3,000)

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$92	$93	$119	$558	$603	$508
Interest cost	5,462	5,331	5,241	738	698	696
Expected return on plan assets	(6,083)	(5,885)	(5,475)	-	-	-
Amortization of transition obligation	25	25	25	-	-	-
Amortization of prior service cost (benefit)	27	27	27	(119)	(119)	(119)
Recognized actuarial (gain) loss	315	468	656	(137)	(90)	(11)
Net periodic benefit cost	$(162)	$59	$593	$1,040	$1,092	$1,074

Weighted average assumptions:
Discount rate	6.50%	6.50%	6.00%	6.50%	6.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%	-	-	-
Rate of compensation increase	N/A	N/A	N/A	-	-	-

The Company uses a December 31 measurement date for its Plans.  For the measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate was assumed to decrease gradually to 5% by 2014 and remain at that level thereafter.  A one-percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

Benefits paid in the table above include only those amounts paid directly from plan assets.

The decline in Qualified Pension Plan asset performance prior to 2006, combined with historically low interest rates (which are the key assumption in estimating plan liabilities) caused the Company to record a $30.3 million increase in its accrued Qualified Pension Plan liability and record a $19.7 million charge to shareholders’ equity.  In 2006 and 2007, the Company reversed $5.7 million and $5.4 million of its qualified pension liability and increased shareholders’ equity by $3.7 million and $3.5 million, respectively, due primarily to the increases in interest rates and higher than expected returns on plan assets.  In 2008, the Company increased its qualified pension liability by $26.8 million and recorded a charge to shareholders’ equity of $17.4 million due primarily to a decrease in the value of the investments that support these obligations.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Qualified Pension Plan were $81.0 million, $81.0 million and $52.1 million, respectively, at December 31, 2008, and $79.0 million, $79.0 million and $74.1 million, respectively, at December 31, 2007.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2009	2008	2007
Equity Securities	55%	50%	55%
Debt Securities	35%	38%	35%
Other	10%	12%	10%
Total	100%	100%	100%

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically.  The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

Following are expected cash flows for the Company’s pension and other postretirement benefit plans:

	Qualified Pension	Non-Qualified	Other Postretirement
(dollar amounts in thousands)	Benefits	Pension Benefits	Benefits
Expected Employer Contributions:
2009	$-	$633	$808
Expected Benefit Payments:
2009	$3,026	$633	$808
2010	3,243	488	860
2011	3,456	479	903
2012	3,681	531	945
2013	3,946	464	975
2014-2018	23,386	2,749	5,330
	$40,738	$5,344	$9,821

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $52.1 million at December 31, 2008.  Non-qualified Pension Plan and other postretirement benefits will be paid from the general assets of the Company.

B.  Defined Contribution Savings Plan — The Company also maintains defined contribution savings plans covering substantially all employees.  These plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 6% of compensation and, effective January 1, 2006, an aged-based company contribution.  Contributions expensed under these plans in 2008, 2007 and 2006 were $6.3 million, $5.3 million and $4.9 million, respectively.

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

Note 17.  Business Segments

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.  In 2007, the Company began reporting the results of its Run-off Operations as discontinued operations.  In 2008, the Fee-based Business segment included the operating results of PMA Management Corp. of New England, Inc., which was acquired by the Company in June 2008.

Operating income, which the Company defines as GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

(dollar amounts in thousands)	2008	2007	2006

Revenues:
The PMA Insurance Group	$428,280	$416,806	$402,954
Fee-based Business	71,610	38,124	28,522
Corporate and Other	(1,009)	284	(125)
Net realized investment gains (losses)	(4,724)	563	1,239
Total revenues	$494,157	$455,777	$432,590

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$46,713	$38,045	$26,082
Fee-based Business	7,205	3,724	2,802
Corporate and Other	(20,651)	(19,564)	(21,580)
Pre-tax operating income	33,267	22,205	7,304
Income tax expense	11,730	7,822	2,783
Operating income	21,537	14,383	4,521
Realized investment gains (losses) after tax	(3,071)	366	805
Income from continuing operations	18,466	14,749	5,326
Loss from discontinued operations, net of tax	(12,777)	(57,277)	(1,275)
Net income (loss)	$5,689	$(42,528)	$4,051

Net premiums earned by principal business segment were as follows:

(dollar amounts in thousands)	2008	2007	2006
The PMA Insurance Group:
Workers' compensation	$357,066	$347,990	$333,943
Commercial automobile	22,269	20,700	21,670
Commercial multi-peril	6,558	5,702	7,476
Other	4,818	4,478	5,010
Total net premiums earned	390,711	378,870	368,099
Corporate and Other	(494)	(627)	(696)
Consolidated net premiums earned	$390,217	$378,243	$367,403

The Company’s depreciation and amortization expense by principal business segment were as follows:

(dollar amounts in thousands)	2008	2007	2006

The PMA Insurance Group	$4,061	$3,251	$4,596
Fee-based Business	1,289	245	-
Corporate and Other	64	137	730
Total depreciation and amortization expense	$5,414	$3,633	$5,326

Depreciation and amortization expense for the Fee-based Business segment included $742,000 in 2008 and $167,000 in 2007 related to the amortization of intangible assets.

The Company’s total assets by principal business segment were as follows:

(dollar amounts in thousands)	2008	2007

The PMA Insurance Group	$2,087,006	$2,032,848
Fee-based Business	91,744	67,313
Corporate and Other (1)	80,303	105,824
Assets of discontinued operations	243,663	375,656
Total assets	$2,502,716	$2,581,641

(1)	Corporate and Other includes the effect of eliminating transactions between the ongoing business segments.

The PMA Insurance Group’s operations are concentrated in twelve contiguous states in the eastern part of the U.S.  The economic trends in these individual states may not be independent of one another.  Also, The PMA Insurance Group’s products are highly regulated by each of these states.  For most of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms.  In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states.  While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations.  Since November 2003, The PMA Insurance Group has been the Company’s sole remaining ongoing insurance segment.  In 2008 and 2007, workers’ compensation net premiums written represented 92% of The PMA Insurance Group’s net premiums written and comprised 90% in 2006.

Note 18.  Transactions with Related Parties

The Company incurred legal and consulting expenses aggregating approximately $623,000, $810,000 and $3.0 million in 2008, 2007 and 2006, respectively, from firms in which directors of the Company were partners or principals.  The directors to whom these incurred expenses related no longer currently serve on the Company’s Board of Directors.

Note 19.  Statutory Financial Information

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

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries were as follows:

(dollar amounts in thousands)	2008	2007	2006

SAP net income (loss):
The Pooled Companies (1)	$9,354	$9,592	$4,458
PMA Capital Insurance Company	(26,760)	(50,743)	(10,637)
Total	$(17,406)	$(41,151)	$(6,179)

SAP capital and surplus:
The Pooled Companies (1)	$332,915	$335,394	$321,245
PMA Capital Insurance Company (2)	34,468	47,580	121,566
Total	$367,383	$382,974	$442,811

(1)	The Pooled Companies are comprised of Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.
(2)	PMA Capital Insurance Company paid “extraordinary” dividends in the amounts of $37.5 million and $73.5 million in 2007 and 2006, respectively, to its parent, PMA Capital Corporation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2008.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMA Capital Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company reclassified as trading, certain marketable securities previously designated as available-for-sale and changed the manner in which changes in unrealized gains and losses on these securities get recognized in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMA Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited PMA Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PMA Capital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity, comprehensive income (loss) and financial statement schedules of PMA Capital Corporation and subsidiaries, and our reports dated March 9, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third		Fourth
(dollar amounts in thousands, except per share data)	Quarter	Quarter	Quarter		Quarter

2008
Income Statement Data:
Total revenues	$114,928	$129,170	$117,373		$132,686
Income from continuing operations before income taxes	14,312	6,546	2,006		5,679

Income from continuing operations	$9,270	$4,211	$1,251		$3,734
Loss from discontinued operations, net of tax	(2,439)	(188)	(2,310)		(7,840	)(1)
Net income (loss)	$6,831	$4,023	$(1,059)		$(4,106)

Per Share Data:
Net income (loss) (Basic)
Continuing Operations	$0.29	$0.13	$0.04		$0.12
Discontinued Operations	(0.07)	-	(0.07)		(0.25	)(1)
	$0.22	$0.13	$(0.03)		$(0.13)
Net income (loss) (Diluted)
Continuing Operations	$0.29	$0.13	$0.04		$0.12
Discontinued Operations	(0.08)	-	(0.07)		(0.25	)(1)
	$0.21	$0.13	$(0.03)		$(0.13)

2007
Income Statement Data:
Total revenues	$112,343	$113,398	$111,468		$118,568
Income from continuing operations before income taxes	7,606	2,373	7,943		4,846

Income from continuing operations	$4,880	$1,507	$5,178		$3,184
Loss from discontinued operations, net of tax	(1,534)	(1,016)	(13,981	)(1)	(40,746	)(1)
Net income (loss)	$3,346	$491	$(8,803)		$(37,562)

Per Share Data:
Net income (loss) (Basic)
Continuing Operations	$0.15	$0.05	$0.16		$0.10
Discontinued Operations	(0.05)	(0.03)	(0.44	)(1)	(1.28	)(1)
	$0.10	$0.02	$(0.28)		$(1.18)
Net income (loss) (Diluted)
Continuing Operations	$0.15	$0.04	$0.16		$0.10
Discontinued Operations	(0.05)	(0.03)	(0.43	)(1)	(1.27	)(1)
	$0.10	$0.01	$(0.27)		$(1.17)

(1) See Note 5 for information regarding the results of the Company’s discontinued operations during these periods.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Beard Miller Company LLP audited the Company’s financial statements in this Annual Report – Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

Item 9B.   Other Information.

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information under the captions “The Board of Directors and Corporate Governance,” “Nominees for Election,” “Directors Continuing in Office,” “Committees of the Board – Audit Committee,” “Committees of the Board – Nominating and Corporate Governance Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2006-2008 Summary Compensation Table,” “2008 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2008 Fiscal Year End,” “2008 Option Exercises and Stock Vested,” “2008 Pension Benefits,” “2008 Non-Qualified Deferred Compensation,” “Potential Termination/Change In Control Payments,” “Employment Agreements,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services.

The information under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

PMA CAPITAL CORPORATION

Date: March 10, 2009	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2009.

Signature	Title

/s/ William E. Hitselberger
William E. Hitselberger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
Patricia Drago*	Director
J. Gregory Driscoll*	Director
Charles T. Freeman*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
John D. Rollins*	Director
L. J. Rowell, Jr.*	Director

*By: /s/ William E. Hitselberger
William E. Hitselberger
Attorney-in-Fact

PMA Capital Corporation

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2008 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

(dollar amounts in thousands)	2008	2007
Assets
Cash	$16	$83
Short-term investments	8	3
Investment in subsidiaries	504,398	504,461
Related party receivables	3,256	19,565
Deferred income taxes, net	32,642	31,755
Other assets	10,526	7,587
Total assets	$550,846	$563,454

Liabilities
Long-term debt	$149,124	$144,043
Other liabilities	57,066	40,827
Total liabilities	206,190	184,870

Shareholders' Equity
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2008 - 34,217,945 shares issued and 31,965,806 outstanding;
2007 - 34,217,945 shares issued and 31,761,106 outstanding)	171,090	171,090
Additional paid-in capital	112,921	111,088
Retained earnings	140,184	136,627
Accumulated other comprehensive loss	(49,876)	(6,663)
Treasury stock, at cost (2008 - 2,252,139 shares; 2007 - 2,456,839 shares)	(29,663)	(33,558)
Total shareholders' equity	344,656	378,584
Total liabilities and shareholders' equity	$550,846	$563,454

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA CAPITAL CORPORATION
Schedule II – Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

(dollar amounts in thousands)	2008	2007	2006
Revenues:
Net investment income	$297	$1,170	$407
Net realized investment gains (losses)	1,174	(586)	917
Other revenues	144	157	137
Total revenues	1,615	741	1,461

Expenses:
General expenses	10,100	9,738	9,602
Interest expense	11,661	12,289	14,665
Total expenses	21,761	22,027	24,267
Loss before income taxes and equity in
earnings (loss) of subsidiaries	(20,146)	(21,286)	(22,806)
Income tax benefit	(17,547)	(14,061)	(21,653)
Loss before equity in earnings (loss)
of subsidiaries	(2,599)	(7,225)	(1,153)
Equity in earnings (loss) of subsidiaries	8,288	(35,303)	5,204
Net income (loss)	$5,689	$(42,528)	$4,051

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA CAPITAL CORPORATION
Schedule II – Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

(dollar amounts in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$5,689	$(42,528)	$4,051
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity in (earnings) loss of subsidiaries	(8,288)	35,303	(5,204)
Dividends received from subsidiaries	4,000	17,500	73,500
Net tax sharing payments received from subsidiaries	25,055	37,729	9,834
Stock-based compensation	2,412	1,814	2,371
Net realized investment (gains) losses	(1,174)	586	(917)
Deferred income tax expense (benefit)	9,241	15,120	(5,359)
Other, net	(32,811)	(30,109)	(15,809)
Net cash flows provided by operating activities	4,124	35,415	62,467

Cash Flows from Investing Activities:
Sales of fixed maturities trading	-	17,458	-
Net sales (purchases) of short-term investments	(3)	25	24
Purchase of subsidiaries	(10,600)	(23,532)	-
Contribution to subsidiary	(5,000)	-	-
Other, net	(61)	(26)	(20)
Net cash flows provided by (used in) investing activities	(15,664)	(6,075)	4

Cash Flows from Financing Activities:
Repurchases of debt	(5,766)	(17,324)	(67,433)
Proceeds from exercise of stock options	1,195	444	1,403
Shares purchased under stock-based compensation plans	(11)	(273)	(89)
Proceeds from issuance of long-term debt	-	20,619	-
Debt issuance costs	-	(604)	-
Purchase of treasury stock	-	(10,000)	-
Receipts (payments) from (to) related parties	16,055	(22,165)	3,694
Net cash flows provided by (used in) financing activities	11,473	(29,303)	(62,425)

Net increase (decrease) in cash	(67)	37	46
Cash - beginning of year	83	46	-
Cash - end of year	$16	$83	$46

Supplementary cash flow information:
Income taxes paid	$610	$717	$-
Interest paid	$11,405	$12,074	$14,286
Non-cash financing activities:
Class A Common Stock issued to redeem convertible debt	$-	$-	$3,074
Investment security transferred in dividend from discontinued operations	$-	$16,780	$-

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA CAPITAL CORPORATION
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income (1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Continuing Operations

December 31, 2008:
The PMA Insurance Group	$40,938	$1,242,258	$247,415	$390,711	$35,431	$270,825	$66,701	$36,946	$414,731
Fee-based Business	-	-	-	-	540	-	-	64,405	-
Corporate and Other (2)	-	-	-	(494)	98	-	(66)	9,614	(494)
Total	$40,938	$1,242,258	$247,415	$390,217	$36,069	$270,825	$66,635	$110,965	$414,237

December 31, 2007:
The PMA Insurance Group	$37,404	$1,212,956	$226,178	$378,870	$37,936	$263,199	$73,747	$33,024	$395,325
Fee-based Business	-	-	-	-	972	-	-	34,400	-
Corporate and Other (2)	-	-	-	(627)	684	-	-	9,117	(627)
Total	$37,404	$1,212,956	$226,178	$378,243	$39,592	$263,199	$73,747	$76,541	$394,698

December 31, 2006:
The PMA Insurance Group	$36,239	$1,152,704	$202,973	$368,099	$34,855	$262,297	$73,726	$36,339	$373,697
Fee-based Business	-	-	-	-	669	-	-	25,720	-
Corporate and Other (2)	-	-	-	(696)	327	-	-	8,912	(696)
Total	$36,239	$1,152,704	$202,973	$367,403	$35,851	$262,297	$73,726	$70,971	$373,001

(1)  Net investment income is based on each segment’s invested assets.
(2)  Corporate and Other includes unallocated investment income and expenses, including debt service.  Corporate and Other also includes the effect of eliminating intercompany transactions.

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Discontinued Operations:

December 31, 2008:	$-	$247,442	$-	$1,699	$560	$24,257	$446	$9,016	$2,381

December 31, 2007:	-	339,077	-	3,471	2,844	24,013	891	7,507	5,385

December 31, 2006:	-	482,161	-	2,778	7,710	(3,076)	787	12,515	2,143

PMA CAPITAL CORPORATION
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Continuing Operations:

Year Ended December 31, 2008:

Property and liability insurance premiums	$494,069	$117,461	$13,609	$390,217	3%

Year Ended December 31, 2007:

Property and liability insurance premiums	$477,845	$117,563	$17,961	$378,243	5%

Year Ended December 31, 2006:

Property and liability insurance premiums	$405,799	$58,813	$20,417	$367,403	6%

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Discontinued Operations:

Year Ended December 31, 2008:

Property and liability insurance premiums	$-	$157	$1,856	$1,699	109%

Year Ended December 31, 2007:

Property and liability insurance premiums	$50	$(582)	$2,839	$3,471	82%

Year Ended December 31, 2006:

Property and liability insurance premiums	$(47)	$(157)	$2,668	$2,778	96%

PMA CAPITAL CORPORATION
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions-write-offs of uncollectible accounts	Balance at end of period
Continuing Operations:

Year ended December 31, 2008:
Valuation allowance:
Premiums receivable	$9,341	$(330)	$-	$9,011
Reinsurance receivable	4,608	-	-	4,608
Deferred income taxes, net	60,500	-	-	60,500
Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$9,363	$(22)	$-	$9,341
Reinsurance receivable	8,630	(4,022)	-	4,608
Deferred income taxes, net	60,500	-	-	60,500

Year ended December 31, 2006:
Valuation allowance:
Premiums receivable	$8,142	$1,221	$-	$9,363
Reinsurance receivable	8,291	339	-	8,630
Deferred income taxes, net	60,500	-	-	60,500

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions-write-offs of uncollectible accounts	Balance at end of period
Discontinued Operations:

Year ended December 31, 2008:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	3,261	(82)	-	3,179

Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	4,261	(1,000)	-	3,261

Year ended December 31, 2006:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	4,261	-	-	4,261

PMA CAPITAL CORPORATION
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

	Deferred	Unpaid losses and loss	Discount on unpaid losses and loss		Net	Net	Losses and loss adjustment expenses incurred related to			Paid losses and loss	Net
(dollar amounts in thousands)	acquisition costs	adjustment expenses	adjustment expenses(1)	Unearned premiums	premiums earned	investment income	Current year	Prior years(2)	Acquisition expenses	adjustment expenses	premiums written

Continuing Operations:

December 31, 2008	$40,938	$1,242,258	$27,501	$247,415	$390,217	$36,069	$271,465	$(7,845)	$66,635	$282,909	$414,237

December 31, 2007	37,404	1,212,956	21,488	226,178	378,243	39,592	257,046	(1,728)	73,747	275,198	394,698

December 31, 2006	36,239	1,152,704	29,691	202,973	367,403	35,851	255,525	(2,348)	73,726	273,463	373,001

(1) Reserves discounted at approximately 5%.
(2)	Excludes accretion of loss reserve discount of $7,205, $7,881 and $9,120 in 2008, 2007 and 2006, respectively.

	Deferred	Unpaid losses and loss	Discount on unpaid losses and loss		Net	Net	Losses and loss adjustment expenses incurred related to			Paid losses and loss	Net
(dollar amounts in thousands)	acquisition costs	adjustment expenses	adjustment expenses(1)	Unearned premiums	premiums earned	investment income	Current year	Prior years(2)	Acquisition expenses	adjustment expenses	premiums written

Discontinued Operations:

December 31, 2008	$-	$247,442	$17,406	$-	$1,699	$560	$-	$20,771	$446	$55,670	$2,381

December 31, 2007	-	339,077	22,095	-	3,471	2,844	-	21,629	891	21,606	5,385

December 31, 2006	-	482,161	26,274	-	2,778	7,710	-	(5,332)	787	128,669	2,143

(1)	Reserves discounted at approximately 5%.
(2)
Excludes accretion of loss reserve discount of $3,486, $4,168 and $3,996 in 2008, 2007 and 2006, respectively, and net losses ceded under retroactive reinsurance agreement of $1,784 and $1,740 in 2007 and 2006, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 9, 2009; such reports are included elsewhere in the Form 10-K.  Our audits included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession:

	2.1	Stock Purchase Agreement among PMA Capital Corporation, Charles C. Caldwell, Thomas G. Hamill, Colin D. O’Connor and J. Mark Davis dated as of October 1, 2007.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference.

	2.2	Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2008 and incorporated herein by reference.

	2.3	Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

	2.4	Second Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed herewith.

(3)		Articles of Incorporation and Bylaws:

	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2008 and incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures*:

	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated May 5, 2000 (File No. 000-22761) and incorporated herein by reference.

	4.2	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.

4.3	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.

4.4	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 21, 2002 and incorporated herein by reference.

4.5	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 5, 2003 and incorporated herein by reference.

4.6	Third Supplemental Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

4.7	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 5, 2003 and incorporated herein by reference.

4.8	Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.9	First Supplemental Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of November 15, 2004, between the Company and Banc of America Securities, LLC.	Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.11	Indenture dated as of September 29, 2005, between Pennsylvania Manufacturers’ Association Insurance Company and JP Morgan Chase Bank, National Association as Trustee.	Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

4.12	Indenture dated as of June 21, 2007 between the Company and Wilmington Trust Company as Trustee.	Filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(10)		Material Contracts:
Exhibits 10.1 through 10.33 are management contracts or compensatory plans:

	10.1	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
	10.2	PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.3	First Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated May 12, 2003.	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	10.4	Second Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated July 1, 2004.	Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	10.5	Third Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated October 24, 2005.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
	10.6	Fourth Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated December 20, 2006.	Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	10.7	Amendment 2007-1 to the PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated August 8, 2007.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	10.8	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
	10.9	First Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated May 12, 2003.	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated October 24, 2005.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.11	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 2000).	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.12	First Amendment to Executive Deferred Compensation Plan dated May 12, 2003.	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.13	Second Amendment to Executive Deferred Compensation Plan dated July 1, 2004.	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.14	Third Amendment to Executive Deferred Compensation Plan dated September 30, 2005.	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.15	Deferred Compensation Plan for Non-Employee Directors of PMA Capital Corporation (Amended and Restated November 1, 2000).	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-22761) and incorporated herein by reference.
10.16	First Amendment to the PMA Capital Corporation Deferred Compensation Plan for Non-Employee Directors dated November 21, 2005.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.17	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.18	First Amendment to PMA Capital Corporation Executive Management Pension Plan dated May 2003.	Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.19	Second Amendment to PMA Capital Corporation Executive Management Pension Plan dated October 24, 2005.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.20	Amended and Restated Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.21	Amended and Restated Employment Agreement by and between the Company and William E. Hitselberger.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.22	Amendment to Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed herewith.

10.23	Amendment to Employment Agreement by and between the Company and William E. Hitselberger.	Filed herewith.

10.24	Severance Agreement between PMA Capital Corporation and Anthony J. Ciofani.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 and incorporated herein by reference.
10.25	Severance Agreement between PMA Capital Corporation and John Santulli, III.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 and incorporated herein by reference.
10.26	Severance Agreement between PMA Capital Corporation and Stephen L. Kibblehouse.	Filed herewith.
10.27	1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.28	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.29	1999 Equity Incentive Plan.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.30	2002 Equity Incentive Plan.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.31	Amendment No. 1 to Company’s 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
10.32	2007 Omnibus Incentive Compensation Plan.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2007 and incorporated herein by reference.
10.33	PMA Capital Corporation Director Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 and incorporated herein by reference.
10.34	Transfer and Purchase Agreement dated December 2, 2003, between PMACIC and Imagine Insurance Company Limited, a wholly-owned subsidiary of Imagine Group Holdings Limited.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and incorporated herein by reference.
10.35
Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and Lorjo Corp., as Tenant, covering the premises located at Mellon Bank, 1735 Market St., Philadelphia, Pennsylvania, dated May 26, 1994.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.36
First Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market St., Philadelphia, Pennsylvania, made as of October 30, 1996.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.37
Second Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and Lorjo Corp., as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made as of December 11, 1998.

Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.38
Third Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and PMA Capital Insurance Company, as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, retroactively as of May 16, 2001.

Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.39
Fourth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord and PMA Capital Insurance Company, as Tenant, covering premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of July 2, 2003.

Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
10.40
Fifth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank Center, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of April 30, 2004.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.41
Sixth Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of June 14, 2004.

Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.42
Seventh Amendment of Office Lease by and between Nine Penn Center Associates, L.P., as Landlord, and PMA Capital Insurance Company, as Tenant, covering the premises located at Mellon Bank, 1735 Market Street, Philadelphia, Pennsylvania, made and entered into effective as of January 25, 2007.

Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Registered Public Accounting Firm:
	23	Consent of Beard Miller Company LLP.	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.

(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
(32)		Section 1350 Certifications:
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(99)		Additional Exhibits:
	99.1	Letter Agreement, dated December 22, 2003, between PMA Capital Insurance Company and the Pennsylvania Department of Insurance.	Filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated December 22, 2003 and incorporated herein by reference.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA  19422, Attention: Secretary.