Form 10-Q
period 2009-03-31
PMA CAPITAL CORP
filed 2009-05-04
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES /  / NO /  /

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
YES /  / NO /X/

There were 32,210,369 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on May 1, 2009.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2009 and
	December 31, 2008 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2009 and 2008 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the
	three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	31

Item 4.	Controls and Procedures.	31

Part II.	Other Information

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 6.	Exhibits.	31

Signatures		32

Exhibit Index		33

Part I.  Financial Information
Item 1.  Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2009	2008

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
$2009 - 748,001; 2008 - $749,806)	$714,202	$719,048
Short-term investments	58,273	45,066
Other investments (cost: 2009 - $15,013; 2008 - $9,509)	13,832	8,127
Total investments	786,307	772,241

Cash	11,767	10,501
Accrued investment income	6,500	6,513
Premiums receivable (net of valuation allowance: 2009 - $8,966; 2008 - $9,011)	257,380	235,893
Reinsurance receivables (net of valuation allowance: 2009 - $4,897; 2008 - $4,608)	830,962	826,126
Prepaid reinsurance premiums	41,314	29,579
Deferred income taxes, net	135,496	138,514
Deferred acquisition costs	44,857	40,938
Funds held by reinsureds	54,166	51,754
Intangible assets	29,668	30,348
Other assets	119,361	116,646
Assets of discontinued operations	235,265	243,663
Total assets	$2,553,043	$2,502,716

Liabilities:
Unpaid losses and loss adjustment expenses	$1,256,435	$1,242,258
Unearned premiums	272,200	247,415
Long-term debt	129,380	129,380
Accounts payable, accrued expenses and other liabilities	219,189	216,266
Reinsurance funds held and balances payable	59,074	44,177
Dividends to policyholders	7,224	6,862
Liabilities of discontinued operations	258,271	271,702
Total liabilities	2,201,773	2,158,060

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2009 - 34,217,945 shares issued and 32,211,133 outstanding;
2008 - 34,217,945 shares issued and 31,965,806 outstanding)	171,090	171,090
Additional paid-in capital	111,953	112,921
Retained earnings	143,291	140,184
Accumulated other comprehensive loss	(51,497)	(49,876)
Treasury stock, at cost (2009 - 2,006,812 shares; 2008 - 2,252,139 shares)	(23,567)	(29,663)
Total shareholders' equity	351,270	344,656
Total liabilities and shareholders' equity	$2,553,043	$2,502,716

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008

Revenues:
Net premiums written	$117,978	$113,783
Change in net unearned premiums	(13,048)	(28,187)
Net premiums earned	104,930	85,596
Claims service revenues	15,684	11,952
Commission income	3,463	4,281
Net investment income	8,457	9,435
Net realized investment gains	749	3,518
Other revenues	176	146
Total revenues	133,459	114,928

Losses and Expenses:
Losses and loss adjustment expenses	75,775	59,922
Acquisition expenses	17,198	14,692
Operating expenses	24,385	22,333
Dividends to policyholders	646	882
Interest expense	2,506	2,787
Total losses and expenses	120,510	100,616
Income from continuing operations before income taxes	12,949	14,312

Income tax expense:
Current	244	-
Deferred	4,402	5,042
Total	4,646	5,042
Income from continuing operations	8,303	9,270
Loss from discontinued operations, net of tax	(86)	(2,439)
Net income	$8,217	$6,831

Income (loss) per share:
Basic:
Continuing Operations	$0.26	$0.29
Discontinued Operations	-	(0.07)
	$0.26	$0.22
Diluted:
Continuing Operations	$0.26	$0.29
Discontinued Operations	-	(0.08)
	$0.26	$0.21

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$8,217	$6,831
Less: Loss from discontinued operations	(86)	(2,439)
Income from continuing operations, net of tax	8,303	9,270
Adjustments to reconcile income from continuing
operations to net cash flows provided by (used in) operating activities:
Deferred income tax expense	4,402	5,042
Net realized investment gains	(749)	(3,518)
Stock-based compensation	490	521
Depreciation and amortization	1,899	1,130
Change in:
Premiums receivable and unearned premiums, net	3,298	7,160
Dividends to policyholders	362	6
Reinsurance receivables	(4,836)	(22,851)
Prepaid reinsurance premiums	(11,735)	3,384
Unpaid losses and loss adjustment expenses	14,177	14,331
Funds held by reinsureds	(2,412)	(2,204)
Reinsurance funds held and balances payable	14,897	(37)
Accrued investment income	13	306
Deferred acquisition costs	(3,919)	(5,143)
Accounts payable, accrued expenses and other liabilities	(2,195)	(934)
Other, net	137	(10,678)
Discontinued operations	(14,742)	(31,345)
Net cash flows provided by (used in) operating activities	7,390	(35,560)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(90,597)	(123,479)
Maturities and calls	14,498	23,193
Sales	82,338	111,294
Net sales (purchases) of short-term investments	(13,206)	359
Net purchases of other investments	(5,521)	(889)
Other, net	(2,791)	(1,568)
Discontinued operations	8,341	35,334
Net cash flows provided by (used in) investing activities	(6,938)	44,244

Cash flows from financing activities:
Shares purchased under stock-based compensation plans	(472)	(8)
Repayments of long-term debt	-	(5,356)
Proceeds from exercise of stock options	-	44
Other payments to discontinued operations	(5,115)	(651)
Discontinued operations	5,115	651
Net cash flows used in financing activities	(472)	(5,320)

Net increase (decrease) in cash	(20)	3,364
Cash - beginning of year	11,872	21,493
Cash - end of period (a)	$11,852	$24,857

Supplementary cash flow information (all continuing operations):
Interest paid	$2,525	$2,926

(a) Includes cash from discontinued operations of $85 and $10,305 as of March 31, 2009 and 2008, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Net income	$8,217	$6,831

Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	(1,359)	790
Less: reclassification adjustment for gains
included in net income, net of tax expense:
2009 - $262; 2008 - $1,241	(487)	(2,305)

Total unrealized losses on securities	(1,846)	(1,515)

Net periodic benefit cost, net of tax expense:
2009 - $95; 2008 - $11	176	21
Unrealized gains (losses) from derivative instruments
designated as cash flow hedges, net of tax expense
(benefit): 2009 - $26; 2008 - ($408)	49	(757)
Foreign currency translation losses, net of tax benefit:
2008 - $2	-	(3)

Other comprehensive loss, net of tax	(1,621)	(2,254)

Comprehensive income	$6,596	$4,577

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

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp., Midlands Management Corporation, and PMA Management Corp. of New England, Inc.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  PMA Management Corp. of New England, Inc., which the Company acquired on June 30, 2008, is a Connecticut-based provider of risk management and TPA services.

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consists of the results of the Company’s reinsurance and excess and surplus lines businesses.  The Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.  On March 28, 2008, the Company entered into a stock purchase agreement to sell this business.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department (the “Department”).  As of May 1, 2009, the Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was still in process.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2008 Annual Report on Form 10-K.

B.  Recent Accounting Pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP

FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other than temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other than temporary impairment recognized in the income statement.  The other than temporary impairment is separated into (a) the amount of the total other than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other than temporary impairment related to all other factors.  The amount of the total other than temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other than temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4.  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

3.  INTANGIBLE ASSETS

Changes in the gross and net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257
Accumulated amortization	(909)	-	-	(909)
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Amortization	(204)	-	-	(204)
Other adjustments	-	-	(476)	(476)
Net balance at March 31, 2009	7,777	4,312	17,579	29,668

Accumulated amortization	1,113	-	-	1,113
Gross balance at March 31, 2009	$8,890	$4,312	$17,579	$30,781

The Company expects to recognize $816,000 of amortization expense per year over the next five years and $3.7 million thereafter.

4.  DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.  As of May 1, 2009, the Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was still in process.  Under the amended terms of the Agreement, the Agreement may be terminated by either the Company or Armour Re if the closing of the sale does not occur by June 30, 2009, or such later date as the parties may mutually agree.

Under the Agreement, the Company can receive up to $10.0 million in cash and a $10.0 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development in 2008, the cash expected to be received and the value of the promissory note at closing have each been reduced by $7.5 million.  Only the $2.5 million expected cash amount is reflected in the Company’s financial statements.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Net premiums earned	$617	$1,026
Net investment income	(878)	128
Net realized investment gains (losses)	(354)	760
	(615)	1,914

Losses and loss adjustment expenses	129	9,280
Acquisition expenses	1,199	85
Operating expenses	2,577	2,782
Valuation adjustment	(4,387)	(6,480)
	(482)	5,667

Income tax benefit	(47)	(1,314)
Loss from discontinued operations, net of tax	$(86)	$(2,439)

The loss from discontinued operations in the three months ended March 31, 2008 included a $2.6 million after-tax charge for adverse loss development.  As a result of the adverse loss development, the Company estimated that the cash to be received, or the estimated sales proceeds, and the value of the promissory note to be received at closing would each be reduced.  Only the expected cash amount is reflected in the Company’s financial statements.  For both the three-month periods ended March 31, 2009 and 2008, the valuation adjustment reflects operating activity at the discontinued operations which is not expected to affect the sale proceeds at closing.

Condensed balance sheet information of the discontinued operations is included below:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2009	2008

Assets:
Investments	$137,317	$146,033
Cash	85	1,371
Reinsurance receivables	93,120	94,956
Other assets	4,743	1,303
Assets of discontinued operations	$235,265	$243,663

Liabilities:
Unpaid losses and loss adjustment expenses	$235,568	$247,442
Other liabilities	22,703	24,260
Liabilities of discontinued operations	$258,271	$271,702

At March 31, 2009 and December 31, 2008, 63% of the investment portfolio was comprised of short-term investments.

The following table provides the fair value measurements of the discontinued operations’ fixed maturities by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

			Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	As of date:	Fair Value	(Level 1)	(Level 2)	(Level 3)

Fixed maturities trading	3/31/2009	$51,293	$8,981	$42,312	$-

Fixed maturities trading	12/31/2008	$53,875	$9,335	$44,540	$-

See Note 11 for information regarding the Company’s categorization of the fair value of its financial instruments.

5.  INVESTMENTS

The Company reviews the securities in its fixed income portfolio on a periodic basis to specifically identify individual securities for any meaningful decline in fair value below amortized cost.  As a result of this review, the Company recorded other than temporary impairments of $3.9 million pre-tax during the three months ended March 31, 2009.  Of these impairments, $3.4 million related to the write-down of a portion of the Company’s commercial mortgage-backed securities portfolio, which it expected to sell during the second quarter of 2009 in order to reduce its exposure to this asset sector.  Of the other impairments recorded in the first quarter, $332,000 related to the write-down of a real estate investment trust security and the remaining $205,000 related to the write-downs of two asset-backed securities.  These write-downs were measured based on public market prices.

6.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2009, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to March 31, 2009 that had not yet been reported to the Company.  At March 31, 2009, the estimate for such amounts recorded as liabilities of discontinued operations was $236 million.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2009, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Premiums written:
Direct	$161,965	$140,431
Assumed	2,105	3,110
Ceded	(46,092)	(29,758)
Net	$117,978	$113,783
Premiums earned:
Direct	$136,721	$115,066
Assumed	2,564	3,671
Ceded	(34,355)	(33,141)
Net	$104,930	$85,596
Losses and LAE:
Direct	$94,797	$86,855
Assumed	2,051	2,937
Ceded	(21,073)	(29,870)
Net	$75,775	$59,922

Included in direct premiums written were amounts written under fronting arrangements of $19.6 million in the first quarter of 2009 and $8.1 million in the first quarter of 2008.  Ceded premiums written included amounts written under fronting arrangements of $16.7 million and $7.6 million in the first quarters of 2009 and 2008, respectively.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of March 31, 2009 and December 31, 2008, the Company had recorded liabilities of $7.3 million and $7.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the balance sheet.

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

9.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted and unrestricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted and unrestricted stock is valued at the market value of the Class A Common Stock on the date of grant and restricted shares generally vest over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $490,000 and $521,000 for the three months ended March 31, 2009 and 2008, respectively.

Information regarding changes in the Company’s outstanding stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2009	1,211,786	$9.68
Options forfeited or expired	(77,500)	19.50
Options outstanding and exercisable, March 31, 2009	1,134,286	$9.01	4.77	$-
Option price range at March 31, 2009	$5.78 to $21.50

Information regarding the Company’s restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2009	62,917	$9.56
Vested	(3,560)	9.55
Restricted stock at March 31, 2009	59,357	$9.56

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $115,000 and $146,000 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, unrecognized compensation expense for non-vested restricted stock was $91,000.

In the first quarter of each of the last three years, the Compensation Committee approved Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers approximately three years from the date of the plan’s approval if certain performance objectives are met by the Company.  The Company recognized expense related to its long term incentive plans of $375,000 for each of the three-month periods ended March 31, 2009 and 2008, respectively.

On March 13, 2009, the Company issued shares from its treasury related to the payout of its 2006 Officer Long Term Incentive Plan.  The total fair value of the awards was $1.5 million, which consisted of 362,726 shares awarded at a market value of $4.02 per share.  Employees who received the award were given the option to remit either cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  Employees remitted a total of 117,399 shares to the Company to satisfy their payment of withholding taxes for this award.

10.	EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2009	2008

Denominator:
Basic shares	31,956,183	31,687,083
Dilutive effect of:
Stock options	-	145,367
Restricted stock	61,414	75,025
Convertible debt	2,749	35,421
Total diluted shares	32,020,346	31,942,896

The effects of 1.1 million and 432,000 stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because they were anti-dilutive.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a description of the Company’s categorization of the fair value of its financial instruments:

•
Level 1 – Fair value measures are based on unadjusted quoted market prices in active markets for identical securities.  The fair value of securities included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.  The Company includes U.S. Treasury securities and its publicly traded mutual funds in the Level 1 category.

•
Level 2 – Fair value measures are based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  The Company includes U.S. Government-sponsored agency obligations, states, political subdivisions and foreign government securities, corporate debt securities, mortgage-backed and other asset-backed securities, bond mutual funds and interest rate swap contracts in the Level 2 category.

•
Level 3 – Fair value measures are based on inputs that are unobservable and significant to the overall fair value measurement, and may involve management judgment.  The Company included private placement securities for which there was no active secondary market in the Level 3 category.

The following tables provide the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at March 31, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$714,202	$54,512	$656,433	$3,257
Other investments	13,832	8,557	5,275	-
Total Assets	$728,034	$63,069	$661,708	$3,257

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,670	$-	$2,670	$-

		Fair Value Measurements at December 31, 2008 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale	$719,048	$40,366	$676,433	$2,249
Other investments	8,127	8,127	-	-
Total Assets	$727,175	$48,493	$676,433	$2,249

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,745	$-	$2,745	$-

At March 31, 2009, for the Level 3 securities whose prices were not obtained from the public markets, which included three privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted U.S. Government Sponsored Enterprise securities, the Company utilized a discounted cash flow valuation model to approximate their current fair value.

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the quarters ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Beginning balance as of January 1,	$2,249	$1,000
Net unrealized gains included in other comprehensive loss	708	-
Transfers into Level 3	300	-
Ending balance as of March 31,	$3,257	$1,000

12.	BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income, which the Company defines as GAAP net income excluding net realized investment gains and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Revenues:
The PMA Insurance Group	$113,544	$94,817
Fee-based Business	19,726	16,652
Corporate and Other	(560)	(59)
Net realized investment gains	749	3,518
Total revenues	$133,459	$114,928

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$15,187	$13,619
Fee-based Business	2,013	2,186
Corporate and Other	(5,000)	(5,011)
Pre-tax operating income	12,200	10,794
Income tax expense	4,384	3,811
Operating income	7,816	6,983
Realized gains after tax	487	2,287
Income from continuing operations	8,303	9,270
Loss from discontinued operations, net of tax	(86)	(2,439)
Net income	$8,217	$6,831

Net premiums earned by principal business segment were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

The PMA Insurance Group:
Workers' compensation	$93,797	$77,889
Commercial automobile	5,868	5,269
Commercial multi-peril	3,180	2,012
Other	2,233	548
Total net premiums earned	105,078	85,718
Corporate and Other	(148)	(122)
Consolidated net premiums earned	$104,930	$85,596

The Company’s total assets by principal business segment were as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2009	2008

The PMA Insurance Group	$2,146,122	$2,087,006
Fee-based Business	93,550	91,744
Corporate and Other (1)	78,106	80,303
Assets of discontinued operations	235,265	243,663
Total assets	$2,553,043	$2,502,716

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of March 31, 2009, compared with December 31, 2008, and our results of operations for the three months ended March 31, 2009, compared with the same period last year.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See the “Cautionary Note Regarding Forward-Looking Statements” on page 30 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A. Risk Factors” in our 2008 Form 10-K for a further discussion of risks that could materially affect our business.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group, our property and casualty insurance segment which includes the operations of our principal insurance subsidiaries.  Fee-based services include third party administrator, managing general agent and program administrator services.  We also have a Corporate and Other segment, which primarily includes corporate expenses and debt service.

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $162.1 million in the first quarter of 2009, compared to $140.6 million in the same period last year.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

•	losses under insurance policies that we write;
•	loss adjustment expenses (“LAE”), which are the expenses of settling claims;
•
acquisition and operating expenses, which are direct and indirect costs of acquiring both new and renewal business, including commissions paid to agents and brokers and the internal expenses to operate the business segment; and

•	dividends and premium adjustments that are paid to policyholders of certain of our insurance products.

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, including legal and other fees, and general expenses of administering the claims adjustment process.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We incur a charge to earnings in the period the reserves are increased.

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $19.7 million in the first quarter of 2009, compared to $16.7 million in the first quarter last year.  Payments made at this segment primarily consist of operating expenses, which include internal expenses to operate the business and commissions paid to sub-producers.

In 2007, we began reporting the results of our Run-off Operations as discontinued operations.  Our Run-off Operations includes our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  The sale of our Run-off Operations is currently pending regulatory approval from the Pennsylvania Insurance Department.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations have been presented with the net results from discontinued

operations, shown after the results from continuing operations.  We continue to work with the buyer and with the Pennsylvania Insurance Department to complete this sale.

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $8.2 million for the first quarter of 2009, compared to $6.8 million for the first quarter of 2008.  Operating income, which we define as net income excluding realized gains and results from discontinued operations, was $7.8 million for the first three months of 2009, compared to $7.0 million for the same period last year.

Income from continuing operations included the following after-tax net realized gains:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008
Net realized gains (losses) after tax:
Sales of investments	$3,028	$2,305
Other than temporary impairments	(2,541)	-
Other	-	(18)
Net realized gains after tax	$487	$2,287

Consolidated revenues for the first quarter of 2009 were $133.5 million, compared to $114.9 million for the same period last year.  The increase in consolidated revenues primarily reflected an increase in net premiums earned, which were $104.9 million in the first quarter of 2009, compared to $85.6 million in the same period a year ago.

In addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which we define as GAAP net income excluding net realized investment gains and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$15,187	$13,619
Fee-based Business	2,013	2,186
Corporate and Other	(5,000)	(5,011)
Pre-tax operating income	12,200	10,794
Income tax expense	4,384	3,811
Operating income	7,816	6,983
Realized gains after tax	487	2,287
Income from continuing operations	8,303	9,270
Loss from discontinued operations, net of tax	(86)	(2,439)
Net income	$8,217	$6,831

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Net premiums written	$118,126	$113,905

Net premiums earned	105,078	85,718
Net investment income	8,466	9,099
Total revenues	113,544	94,817

Losses and LAE	75,775	59,922
Acquisition and operating expenses	21,776	20,180
Dividends to policyholders	646	882
Total losses and expenses	98,197	80,984

Operating income before income
taxes and interest expense	15,347	13,833

Interest expense	160	214

Pre-tax operating income	$15,187	$13,619

Combined ratio	93.5%	94.5%
Less: net investment income ratio	8.1%	10.6%
Operating ratio	85.4%	83.9%

The PMA Insurance Group recorded pre-tax operating income of $15.2 million for the first quarter of 2009, compared to $13.6 million for the same period last year.  The increase for the first quarter was due primarily to higher net premiums earned and an improved underwriting margin, as reflected in our lower combined ratio.  Given the seasonality of our business, our first quarter combined ratios have historically been lower than the subsequent quarters and full year ratios.

Premiums

Direct premium production increased modestly during the first quarter of 2009, compared to the first quarter of 2008.  We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Direct premium production	$147,367	$146,608
Fronting premiums	19,622	8,143
Premium adjustments	(4,876)	(14,198)
Direct premiums written	$162,113	$140,553

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Workers' compensation:
Direct premiums written	$134,533	$123,712
Premiums assumed	2,085	3,071
Premiums ceded	(32,260)	(23,967)
Net premiums written	$104,358	$102,816
Commercial lines:
Direct premiums written	$27,580	$16,841
Premiums assumed	20	39
Premiums ceded	(13,832)	(5,791)
Net premiums written	$13,768	$11,089
Total:
Direct premiums written	$162,113	$140,553
Premiums assumed	2,105	3,110
Premiums ceded	(46,092)	(29,758)
Net premiums written	$118,126	$113,905

Direct workers’ compensation premiums written were $134.5 million in the first quarter of 2009, compared to $123.7 million during the same period last year.  The increase in direct workers’ compensation premiums written for the first quarter of 2009, compared to the first quarter last year, was primarily due to a lower amount of return premium adjustments and higher premiums on fronting arrangements, which were partially offset by a decrease in workers’ compensation premium production.  Fronting premiums increased primarily as a result of the two fronting arrangements we entered into during August 2008.  The decrease in premium adjustments primarily reflected a lower amount of return premium adjustments on loss-sensitive products where the insured shares in the underwriting result of the policy.  We write these retrospective products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with us.

Excluding fronting business, we wrote $24.7 million of new workers’ compensation business in the first quarter of 2009, compared to $31.5 million during the same period last year.  Pricing on our rate-sensitive workers’ compensation business declined 4% during the first three months of 2009, compared to a 6% decrease during the first three months of 2008.  While pricing continues to soften, we experienced smaller declines during the first quarter of 2009, compared to previous quarters.  Our renewal retention rate on existing workers’ compensation accounts for the first quarter was 79%, compared to 85% for the same period in 2008.  The decline in the retention rate in 2009 primarily reflected lower retentions on rate-sensitive middle-market business as we continue to maintain disciplined underwriting standards in a price competitive environment.  During 2009, our retention rates for workers’ compensation were higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $27.6 million in the first quarter of 2009, compared to $16.8 million for the same period last year.  New business was $13.3 million for the three months ended March 31, 2009, compared to $3.1 million during the first quarter last year.  The new business in 2009 related primarily to captive accounts where we earn fees and only take a limited amount of underwriting risk.  Our renewal retention rate on existing Commercial Lines accounts was 89% for the first three months of 2009, compared to 85% for the first quarter of 2008.  Overall pricing on Commercial Lines declined 2% during the first quarter of 2009, compared to a 5% decrease during the first quarter of 2008.

Total premiums assumed decreased by $1.0 million during the first quarter of 2009, compared to the same period last year.  The decline was primarily due to a reduction in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s assigned share of this residual market business lags its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.  Although our total direct premiums written in the first quarter of 2009 increased, we believe the decline in assumed premiums assigned to us was a result of more business being written in the traditional market and less in the involuntary residual market.

Premiums ceded on workers’ compensation business increased by $8.3 million during the first three months of 2009, compared to the same period in 2008.  The increase was primarily due to more premiums ceded under our fronting arrangements.  Premiums ceded on Commercial Lines business increased by $8.0 million during the first quarter of 2009, compared to the same period last year, mainly resulting from an increase in the amount of Commercial Lines business sold to captive accounts, where a substantial portion of the direct premiums are ceded.

In total, net premiums written increased 4% during the first quarter of 2009, compared to the first quarter of 2008.  The increase in net premiums written primarily reflected the lower impact of premium adjustments, which was partially offset by a decrease in workers’ compensation premium production.

Net premiums earned increased 23% during the first quarter of 2009, compared to the same period last year.  The increase in net premiums earned between periods reflects the increase in direct premium production over the past year as well as the impact of lower return premium adjustments in 2009.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended
	March 31,
	2009	2008

Loss and LAE ratio	72.1%	69.9%
Expense ratio:
Acquisition expense	16.4%	17.1%
Operating expense	4.4%	6.5%
Total expense ratio	20.8%	23.6%
Policyholders' dividend ratio	0.6%	1.0%
Combined ratio	93.5%	94.5%

The loss and LAE ratio during the first three months of 2009 increased by 2.2 points, compared to the same period last year.  The increase in the loss and LAE ratio in the first quarter of 2009 was due primarily to a reduction in our audit premium accrual.  While payrolls, which declined by less than 1% through March, on our renewal book have been stable overall, this was lower than the rate of growth we experienced in 2008, and as a result we reduced our accrual for additional audit premiums by $3.3 million.  Key loss indicators are in line with our expectations for this business, and we will continue to evaluate loss activity on these accounts as they mature, but we did not reduce our expectation of losses on these policies, which were primarily written in 2007 and 2008.  Although pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends, our current accident year loss and LAE ratio remained consistent between periods as we continued to benefit in the first quarter of 2009 from changes in the type of workers’ compensation products selected by our insureds.  We estimate our medical cost inflation to be 6.0% in the first quarter of 2009, compared to our estimate of 6.5% in the first quarter of 2008.

The total expense ratio improved by 2.8 points in the first quarter of 2009, compared to the first quarter of 2008.  The expense ratio in 2009 benefited as the increase in net premiums earned outpaced the increase in our controllable expenses, which include salary, benefits and other employee-related costs.  Commissions earned under our fronting arrangements reduced the first quarter acquisition expense ratio by 0.5 points in 2009, compared to a reduction of 0.9 points for the same period in 2008, as the ceding commissions earned on this business reduce our commission expense.

The policyholders’ dividend ratio was lower by 0.4 points in the first three months of 2009, compared to the same period last year.  The current year period reflected slightly higher than expected loss experience, which resulted in lower dividends on captive accounts business where the policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $8.5 million for the three months ended March 31, 2009, compared to $9.1 million for the same period a year ago.  The decrease was due primarily to a lower yield of approximately 50 basis points on an average invested asset base that increased modestly.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Claims service revenues	$15,995	$12,108
Commission income	3,475	4,281
Net investment income	86	161
Other revenues	170	102
Total revenues	19,726	16,652

Operating expenses	17,713	14,466

Pre-tax operating income	$2,013	$2,186

Pre-tax operating income for the Fee-based Business was $2.0 million for the first quarter of 2009, compared to $2.2 million for the same period in 2008.  The decline was primarily due to a reduction in the net commissions earned by our agency business.

Revenues

Revenues for our Fee-based Business were $19.7 million for the three months ended March 31, 2009, compared to $16.7 million for the same period in 2008.  The increase was primarily due to an increase in claims service revenues of $3.9 million, partially offset by a decline in commission income of $806,000.  Organic claims service revenue growth was 16% in the first quarter of 2009, compared to the prior year period.  The organic growth primarily reflected an increase in managed care services of $1.0 million due to enhancements in our preferred provider networks and additional claims services provided to self-insured clients of $641,000, which primarily resulted from new business.  Managed care services include medical bill review services, access to our preferred provider network partnerships, pharmacy discounts and nurse case management services.  Claims service revenues also increased by $1.9 million in the first quarter of 2009, compared to the first quarter of 2008, as a result of our June 2008 acquisition of PMA Management Corp. of New England, Inc.  The decrease in commission income was mainly the result of continued soft pricing in excess workers’ compensation business and lower insured payrolls primarily in construction accounts.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.

Expenses

Operating expenses increased to $17.7 million in the first quarter of 2009, from $14.5 million in the first quarter of 2008.  The increase in operating expenses primarily reflected additional expenses incurred in connection with the growth of our claims services business, partially offset by a decrease in commission expenses that were related to the lower commission income.  Commission expenses in the first quarter of 2009 were $1.6 million, compared to $2.0 million in the first quarter of 2008.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $5.0 million for both of the three-month periods ended March 31, 2009 and 2008.

Discontinued Operations

Discontinued operations includes the results of our reinsurance and excess and surplus lines businesses from which we withdrew in November 2003 and May 2002, respectively.

On March 27, 2009, we amended the terms of the Stock Purchase Agreement related to the sale of our Run-off Operations to extend the termination date of the Agreement to June 30, 2009, or such later date as the parties may mutually agree.  We continue to work with the buyer and with the Pennsylvania Insurance Department to conclude the Form A process.  For additional information regarding the Stock Purchase Agreement, see Note 4, “Discontinued Operations,” to our Unaudited Condensed Consolidated Financial Statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our Condensed Consolidated Statements of Operations, were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Net premiums earned	$617	$1,026
Net investment income	(878)	128
Net realized investment gains (losses)	(354)	760
	(615)	1,914

Losses and loss adjustment expenses	129	9,280
Acquisition expenses	1,199	85
Operating expenses	2,577	2,782
Valuation adjustment	(4,387)	(6,480)
	(482)	5,667

Income tax benefit	(47)	(1,314)
Loss from discontinued operations, net of tax	$(86)	$(2,439)

The loss from discontinued operations in the three months ended March 31, 2008 included a $2.6 million after-tax charge for adverse loss development.  As a result of the adverse loss development, we estimated that the cash to be received, or the estimated sales proceeds, and the value of the promissory note to be received at closing would each be reduced.  Only the expected cash amount is reflected in our financial statements.  For both the three-month periods ended March 31, 2009 and 2008, the valuation adjustment reflects operating activity at the discontinued operations which is not expected to affect the sale proceeds at closing.

Loss Reserves

At March 31, 2009, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of March 31, 2009 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to March 31, 2009 that had not yet been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at March 31, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2009, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At March 31, 2009, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $236 million.

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

We rely on various data in making our estimate of loss reserves for reinsurance.  As described above, we receive certain information from ceding companies through the reinsurance brokers.  We assess the quality and timeliness of claims reporting by our ceding companies.  We also may supplement the reported information by requesting additional information and conducting reviews of certain of our ceding companies’ reserving and reporting practices.  We also review our internal operations to assess our capabilities to timely receive and process reported claims information from ceding companies.  We assess our claims data and loss projections in light of historical trends of claims developments, claims payments, and also as compared to industry data as a means of noticing unusual trends in claims development or payment.  Based on the data reported by ceding companies, the results of the reviews and assessments noted above, as well as actuarial analysis and judgment, we develop our estimate of reinsurance reserves.

In the ordinary course of the claims review process, we independently verify that reported claims are covered under the terms of the reinsurance policy or treaty purchased by the ceding company.  In the event that we do not believe coverage has been provided, we will deny payment for such claims.  Most reinsurance contracts contain a dispute resolution process that relies on arbitration to resolve any contractual differences.  At March 31, 2009, our discontinued operations did not have any material claims that were in the process of arbitration that have not been recorded as liabilities on the accompanying condensed consolidated financial statements.

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

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 10, 44 and 58 of our 2008 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs.  Our insurance operations generate cash by writing insurance policies and collecting premiums.  The cash generated is used to pay losses and LAE as well as acquisition and operating expenses.  Any excess cash is invested and earns investment income.  Our fee-based businesses generate cash by providing services to clients.  The cash generated is used to pay operating expenses, including commissions to sub-producers.

Net cash flows related to operating activities were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Net cash flows provided by (used in) operating activities from:
Continuing Operations	$22,132	$(4,215)
Discontinued Operations	(14,742)	(31,345)
	$7,390	$(35,560)

Net cash flows provided by operating activities from continuing operations increased during the three months ended March 31, 2009, compared to the same period last year, primarily due to an increase in the amount of premiums collected at The PMA Insurance Group.  The increase in the amount of premiums collected primarily relates to the premium growth experienced at The PMA Insurance Group over the past year.  Net cash flows used in operating activities from discontinued operations decreased as a result of a lower amount of losses and LAE paid during the three months ended March 31, 2009, compared to the same period last year.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and expense payments.  We intend to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and capital raising activities.  Dividends payable by our regulated insurance subsidiaries are limited by applicable state regulations.  Capital raising activities are subject to market conditions and may not provide satisfactory liquidity at times of severe disruptions or dislocations in the capital markets.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and, at the discretion of our Board of Directors, dividends to shareholders.  At March 31, 2009, we had $29.1 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that our discontinued operations will continue to use cash from operating activities to pay losses and LAE and other expenses.  We can receive up to $10.0 million in cash and a $10.0 million promissory note upon the consummation of the sale of the discontinued operations, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  As a result of adverse loss development during 2008, the cash to be received and the value of the promissory note at closing have each been reduced by $7.5 million.  We also expect to pay closing costs of approximately $500,000 related to the sale.

Our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) have the ability to pay $31.8 million in dividends to the holding company during 2009 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $337.5 million as of March 31, 2009, including $10.0 million relating to surplus notes.  Given the anticipated sale of PMA Capital Insurance Company (“PMACIC”), our reinsurance subsidiary in run-off, we do not expect to receive any dividends from PMACIC in 2009.  As of March 31, 2009, the statutory surplus of PMACIC was $29.3 million.

Net tax payments received from subsidiaries were $3.9 million during the first quarter of 2009, compared to $2.0 million during the same period last year.

As of March 31, 2009, our total outstanding debt was $129.4 million, which was the same as the amount carried at December 31, 2008.  We incurred interest expense of $2.5 million and $2.8 million during the first quarters of 2009 and 2008, respectively, and paid interest of $2.5 million and $2.9 million during the first quarters of 2009 and 2008, respectively.  The reductions in interest expense and interest paid for the first quarter of 2009, compared to the first quarter last year, were due to lower interest rates on our variable rate debt.  We expect to pay interest of $7 million for the remainder of 2009.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of March 31, 2009, the duration of our investments that support the insurance reserves was 3.5 years, which approximates the duration of our insurance reserves of 3.7 years.

INVESTMENTS

At March 31, 2009, our investments were carried at a fair value of $786.3 million and had an amortized cost of $821.3 million.  The average credit quality of our portfolio was AA+.  All but four of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At March 31, 2009, all but eight of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The eight below investment grade securities had an aggregate fair value of $4.9 million and an aggregate unrealized loss of $3.3 million.

At March 31, 2009, $346.6 million, or 44% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations (“structured securities”).  Of this $346.6 million, $124.9 million, or 36% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS were carried at 82% of their combined amortized cost at March 31, 2009.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.0 years and an average credit quality of AAA.  During the first three months of 2009, the CMBS generated cash flows which totaled $5.1 million of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 28% of the par of the securities, and 2% of the underlying pool collateral is delinquent.

Also included in structured securities were $145.3 million, or 42% of our structured securities, of residential mortgage-backed pools and collateralized mortgage obligations issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

Our structured securities holdings also include $13.5 million, or 4% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $13.5 million, which includes $12.5 million of alternative A collateral and $1.0 million of sub-prime collateral, had an estimated weighted average life of 3.0 years, with $3.5 million of that balance expected to pay off within one year, and an average credit quality of AAA-.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $29.8 million, or 4% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $10.8 million were asset-backed securities with a weighted average life of 2.8 years and whose underlying collateral had an imputed internal rating of AA-.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized loss on our investments at March 31, 2009 was $35.0 million, or 4% of the cost or amortized cost basis.  The net unrealized loss included gross unrealized gains of $13.7 million and gross unrealized losses of $48.7 million.

For all but four securities, which were carried at a fair value of $3.3 million at March 31, 2009, we determined the fair value of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the four securities whose prices were not obtained from the public markets, which included three privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, we utilized a discounted cash flow valuation model to approximate their current fair value.

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

Net realized investment gains were comprised of the following:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2009	2008

Sales of investments:
Realized gains	$4,702	$3,918
Realized losses	(44)	(372)
Other than temporary impairments	(3,909)	-
Other	-	(28)
Total net realized investment gains	$749	$3,518

We recorded other than temporary impairments of $3.9 million during the three months ended March 31, 2009.  Of these impairments, $3.4 million related to the write-down of a portion of our CMBS portfolio, which we expected to sell during the second quarter of 2009 in order to reduce our exposure to this asset sector.  The par value of these securities sold through the end of April 2009 was $41.6 million, and the fair value of our CMBS portfolio was reduced to about 11% of our consolidated portfolio upon the completion of these sales, compared to 16% at March 31, 2009.  Of the other impairments recorded in the first quarter, $332,000 related to the write-down of a real estate investment trust security and the remaining $205,000 related to the write-downs of two asset-backed securities.  These write-downs were measured based on public market prices.

The gross realized gains from sales of investments for the three months ended March 31, 2009 were generated in order to minimize the statutory capital charge associated with the planned reduction of our CMBS exposure.  The gross realized gains and losses on sales of investments for the three months ended March 31, 2008 primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of March 31, 2009, our investment portfolio had gross unrealized losses of $48.7 million.  For securities that were in an unrealized loss position at March 31, 2009, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

					Percentage
			Cost or		Fair Value to
	Number of	Fair	Amortized	Unrealized	Cost or
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Fixed maturities available for sale
Less than 6 months	32	$99.3	$103.3	$(4.0)	96%
6 to 9 months	21	51.0	52.4	(1.4)	97%
9 to 12 months	38	89.8	103.0	(13.2)	87%
More than 12 months	65	125.6	154.2	(28.6)	81%
Subtotal	156	365.7	412.9	(47.2)	89%
U.S. Treasury and Agency securities	3	7.1	7.2	(0.1)	99%
Total fixed maturities available for sale	159	$372.8	$420.1	$(47.3)	89%

Other investments
6 to 9 months	1	$0.1	$0.2	$(0.1)	50%
More than 12 months	6	5.7	7.0	(1.3)	81%
Total other investments	7	$5.8	$7.2	$(1.4)	81%

Total investments	166	$378.6	$427.3	$(48.7)	89%

The 65 fixed income securities that have been in an unrealized loss position for more than 12 months have an average unrealized loss per security of approximately $441,000.  Of these 65 securities, 20 of them were CMBS that had a total fair value of $71.5 million and unrealized losses of $19.8 million, or 78% of their combined amortized cost at March 31, 2009.  There were also 18 securities issued by various financial institutions that had a total fair value of $17.3 million and unrealized losses of $1.9 million.

The contractual maturities of fixed maturities available for sale in an unrealized loss position at March 31, 2009 were as follows:

				Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2009	$5.7	$6.1	$(0.4)	93%
2010-2013	127.0	133.6	(6.6)	95%
2014-2018	25.9	27.2	(1.3)	95%
2019 and thereafter	23.4	28.3	(4.9)	83%
Non-agency mortgage and other asset-backed securities	183.7	217.7	(34.0)	84%
Subtotal	365.7	412.9	(47.2)	89%
U.S. Treasury and Agency securities	7.1	7.2	(0.1)	99%
Total	$372.8	$420.1	$(47.3)	89%

Discontinued Operations

At March 31, 2009, the fair value of the investment portfolio at our discontinued operations was $137.3 million, which included accrued investment income of $618,000 related to trading securities in the portfolio, and had an amortized cost of $134.8 million.  At March 31, 2009, 63% of the investment portfolio was comprised of short-term investments.

OTHER MATTERS

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

Recent Accounting Pronouncements

Refer to Note 2-B to the Unaudited Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements that may impact us.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 57 of our 2008 Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to the Company’s business, financial condition and results of operations and the plans and objectives of its management.  Forward-looking statements can generally be identified by use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” and “believe.”  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, industry, competitive and economic data and our current operating plans.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

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

You should not place undue reliance on any forward-looking statements that we make.  All forward-looking statements made in this Form 10-Q reflect our views on the date of this report.  Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this Form 10-Q to reflect circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There has been no material change regarding our market risk position from the information provided on page 66 of our 2008 Form 10-K.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
1/1/09-1/31/09	-		$-	-	-
2/1/09-2/28/09	-		-	-	-
3/1/09-3/31/09	117,399	(1)	4.02	-	-
Total	117,399		$4.02

(1)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2007 Omnibus Incentive Compensation Plan (the “Plan”), to satisfy such employees’ tax obligations upon receipt of stock awards.  The price per share equals the fair value (as determined pursuant to the Plan) of the Company’s Class A Common Stock on the award date.

Item 6.    Exhibits.

The Exhibits are listed in the Exhibit Index on page 33.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 4, 2009	By:/s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index
Exhibit No.	Description of Exhibit	Method of Filing
(2)	Third Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited	Filed herewith.
(10)	Material Contracts
10.1	Amended and Restated Executive Employment Agreement between PMA Capital Corporation and Vincent T. Donnelly	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009 and incorporated herein by reference.
10.2	Amended and Restated Executive Employment Agreement between PMA Capital Corporation and William E. Hitselberger	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2009 and incorporated herein by reference.
(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.