Form 10-Q
period 2009-06-30
PMA CAPITAL CORP
filed 2009-08-05
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
YES /  / NO /X/

There were 32,241,944 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on August 4, 2009.

Part I.  Financial Information
Item 1.  Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2009	2008

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009 - $751,169; 2008 - $749,806)	$737,606	$719,048
Short-term investments	38,103	45,066
Other investments (cost: 2009 - $20,598; 2008 - $9,509)	21,073	8,127
Total investments	796,782	772,241

Cash	10,163	10,501
Accrued investment income	7,221	6,513
Premiums receivable (net of valuation allowance: 2009 - $8,092; 2008 - $9,011)	236,663	235,893
Reinsurance receivables (net of valuation allowance: 2009 - $4,897; 2008 - $4,608)	855,161	826,126
Prepaid reinsurance premiums	37,271	29,579
Deferred income taxes, net	126,397	138,514
Deferred acquisition costs	39,364	40,938
Funds held by reinsureds	54,312	51,754
Intangible assets	30,165	30,348
Other assets	123,460	116,646
Assets of discontinued operations	208,272	243,663
Total assets	$2,525,231	$2,502,716

Liabilities:
Unpaid losses and loss adjustment expenses	$1,271,089	$1,242,258
Unearned premiums	241,508	247,415
Long-term debt	129,380	129,380
Accounts payable, accrued expenses and other liabilities	222,359	216,266
Reinsurance funds held and balances payable	53,327	44,177
Dividends to policyholders	6,022	6,862
Liabilities of discontinued operations	232,548	271,702
Total liabilities	2,156,233	2,158,060

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2009 - 34,217,945 shares issued and 32,238,944 outstanding;
2008 - 34,217,945 shares issued and 31,965,806 outstanding)	171,090	171,090
Additional paid-in capital	112,264	112,921
Retained earnings	145,500	140,184
Accumulated other comprehensive loss	(36,814)	(49,876)
Treasury stock, at cost (2009 - 1,979,001 shares; 2008 - 2,252,139 shares)	(23,042)	(29,663)
Total shareholders' equity	368,998	344,656
Total liabilities and shareholders' equity	$2,525,231	$2,502,716

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenues:
Net premiums written	$80,302	$79,146	$198,280	$192,929
Change in net unearned premiums	26,647	23,774	13,599	(4,413)
Net premiums earned	106,949	102,920	211,879	188,516
Claims service revenues	16,835	12,937	32,519	24,889
Commission income	2,117	2,631	5,580	6,912
Net investment income	9,561	9,040	18,018	18,475
Net realized investment gains (losses)	(472)	(572)	277	2,946
Other revenues	190	2,214	366	2,360
Total revenues	135,180	129,170	268,639	244,098

Losses and Expenses:
Losses and loss adjustment expenses	73,494	71,572	149,269	131,494
Acquisition expenses	19,508	19,524	36,706	34,216
Operating expenses	31,540	27,347	55,925	49,680
Dividends to policyholders	2,311	1,493	2,957	2,375
Interest expense	2,476	2,688	4,982	5,475
Total losses and expenses	129,329	122,624	249,839	223,240
Income from continuing operations before income taxes	5,851	6,546	18,800	20,858
Income tax expense:
Current	265	151	509	151
Deferred	1,819	2,184	6,221	7,226
Total	2,084	2,335	6,730	7,377
Income from continuing operations	3,767	4,211	12,070	13,481
Loss from discontinued operations, net of tax	(1,165)	(188)	(1,251)	(2,627)
Net income	$2,602	$4,023	$10,819	$10,854

Income (loss) per share:
Basic:
Continuing Operations	$0.12	$0.13	$0.38	$0.42
Discontinued Operations	(0.04)	-	(0.04)	(0.08)
	$0.08	$0.13	$0.34	$0.34
Diluted:
Continuing Operations	$0.12	$0.13	$0.38	$0.42
Discontinued Operations	(0.04)	-	(0.04)	(0.08)
	$0.08	$0.13	$0.34	$0.34

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$10,819	$10,854
Less: Loss from discontinued operations	(1,251)	(2,627)
Income from continuing operations, net of tax	12,070	13,481
Adjustments to reconcile income from continuing
operations to net cash flows used in operating activities:
Deferred income tax expense	6,221	7,226
Net realized investment gains	(277)	(2,946)
Stock-based compensation	943	1,222
Depreciation and amortization	2,958	2,439
Change in:
Premiums receivable and unearned premiums, net	(6,677)	575
Dividends to policyholders	(840)	(380)
Reinsurance receivables	(29,035)	(21,244)
Prepaid reinsurance premiums	(7,692)	10,947
Unpaid losses and loss adjustment expenses	28,831	27,268
Funds held by reinsureds	(2,558)	(4,562)
Reinsurance funds held and balances payable	9,150	(7,377)
Accrued investment income	(708)	6
Deferred acquisition costs	1,574	(1,335)
Accounts payable, accrued expenses and other liabilities	886	590
Other, net	(1,212)	(19,325)
Discontinued operations	(40,398)	(54,573)
Net cash flows used in operating activities	(26,764)	(47,988)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(179,862)	(241,976)
Maturities and calls	32,941	44,333
Sales	149,594	182,511
Net sales of short-term investments	6,964	18,659
Net purchases of other investments	(11,191)	(1,284)
Purchase of subsidiaries, net of cash received	(795)	(7,402)
Sale of other assets	-	2,120
Other, net	(5,271)	(3,230)
Discontinued operations	34,428	48,388
Net cash flows provided by investing activities	26,808	42,119

Cash flows from financing activities:
Shares purchased under stock-based compensation plans	(482)	(8)
Repayments of long-term debt	-	(5,356)
Proceeds from exercise of stock options	-	1,023
Other payments to discontinued operations	(5,870)	(1,246)
Discontinued operations	5,870	1,246
Net cash flows used in financing activities	(482)	(4,341)

Net decrease in cash	(438)	(10,210)
Cash - beginning of year	11,872	21,493
Cash - end of period (a)	$11,434	$11,283

Supplementary cash flow information (continuing operations):
Interest paid	$4,963	$5,606
Income tax paid	$447	$151

(a)  Includes cash from discontinued operations of $1,271 and $726 as of June 30, 2009 and 2008, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income	$2,602	$4,023	$10,819	$10,854

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	14,134	(10,003)	12,775	(9,213)
Portion of other than temporary impairment losses
recognized in other comprehensive income,
net of deferred income tax of $114	(211)	-	(211)	-
Less: reclassification adjustment for (gains) losses
included in net income, net of tax (expense)
benefit: $165 and $200 for the three months
ended June 30, 2009 and 2008; ($97) and
($1,041) for the six months ended June 30, 2009
and 2008	307	372	(180)	(1,933)

Total unrealized gains (losses) on securities	14,230	(9,631)	12,384	(11,146)

Net periodic benefit cost, net of tax expense: $94 and
$12 for the three months ended June 30, 2009 and 2008;
$188 and $24 for the six months ended June 30, 2009
and 2008	174	23	350	44
Unrealized gains from derivative instruments designated
as cash flow hedges, net of tax expense: $150 and
$421 for the three months ended June 30, 2009 and 2008;
$177 and $13 for the six months ended June 30, 2009
and 2008	279	782	328	25
Foreign currency translation losses, net of tax
benefit: $2 for the six months ended June 30, 2008	-	-	-	(3)

Other comprehensive income (loss), net of tax	14,683	(8,826)	13,062	(11,080)

Comprehensive income (loss)	$17,285	$(4,803)	$23,881	$(226)

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

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consists of the results of the Company’s reinsurance and excess and surplus lines businesses.  The Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.  On March 28, 2008, the Company entered into a stock purchase agreement to sell this business.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Pennsylvania Insurance Department (the “Department”).  As of August 4, 2009, the Department’s financial examination of PMA Capital Insurance Company, which includes its review of the loss reserves, was still in process.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  In preparing the accompanying financial statements, management has evaluated subsequent events through August 4, 2009.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2008 Annual Report on Form 10-K.

B.  Recent Accounting Pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157.  This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other than temporary impairment exists but management does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other than temporary impairment recognized in the income statement.  The other than temporary impairment is separated into (a) the amount of the total other than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other than temporary impairment related to all other factors.  The amount of the total other than temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other than temporary impairment related to all other factors is recognized in other comprehensive income.

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

FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company’s adoption of these FSPs in the second quarter of 2009 did not have a material impact on its financial condition, results of operations or liquidity.

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company’s adoption of SFAS 165 did not have an impact on its financial condition, results of operations or liquidity.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of SFAS 166 will have a material impact on its financial condition, results of operations or liquidity.

3.  INTANGIBLE ASSETS

Changes in the gross and net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257
Accumulated amortization	(909)	-	-	(909)
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Amortization	(408)	-	-	(408)
Other adjustments	-	-	225	225
Net balance at June 30, 2009	7,573	4,312	18,280	30,165

Accumulated amortization	1,317	-	-	1,317
Gross balance at June 30, 2009	$8,890	$4,312	$18,280	$31,482

On April 1, 2009, the Company paid $795,000 to the former shareholders of Midlands for contractual earn-out payments related to 2008.  The Company expects to recognize $408,000 of amortization expense for the remainder of 2009, $816,000 per year over the next five years and $3.1 million thereafter.

Annual impairment testing was performed during the second quarter of 2009 on the intangible assets that relate to the
Company’s acquisitions of Midlands and PMA Management Corp. of New England, Inc.  Based upon this review, these assets were not impaired.

4.  DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  The closing of the sale and transfer of ownership are subject to regulatory approval by the Department.  Under its amended terms, the Agreement may be terminated by either the Company or Armour Re if the closing of the sale does not occur by October 31, 2009, or such later date as the parties may mutually agree.

Under the Agreement, the Company can receive up to $10.0 million in cash and a $10.0 million promissory note, subject to certain adjustments at closing.  The promissory note is also subject to certain downward adjustments based on the future development of the business’ loss reserves over the next five years.  Primarily as a result of the adverse loss development, the Company estimated that the cash to be received, or the estimated sale proceeds, and the value of the promissory note to be received at closing would each be reduced to zero.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums earned	$1,673	$11	$2,290	$1,037
Net investment income	(937)	(451)	(1,815)	(323)
Net realized investment gains (losses)	(271)	(729)	(625)	31
	465	(1,169)	(150)	745

Losses and loss adjustment expenses	1,910	550	2,039	9,830
Acquisition expenses	120	168	1,319	253
Operating expenses	2,397	1,952	4,974	4,734
Valuation adjustment	(2,172)	(3,550)	(6,559)	(10,030)
	2,255	(880)	1,773	4,787

Income tax benefit	(625)	(101)	(672)	(1,415)
Loss from discontinued operations, net of tax	$(1,165)	$(188)	$(1,251)	$(2,627)

The losses from discontinued operations related primarily to adverse loss development.  For both the three- and six-month periods ended June 30, 2009 and 2008, the valuation adjustment reflects activity at the discontinued operations which is not expected to affect the sale proceeds at closing.  The activity in the valuation adjustment has been partially offset by reductions to the cash amount expected to be received at closing.

Condensed balance sheet information of the discontinued operations is included below:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2009	2008

Assets:
Investments	$110,736	$146,033
Cash	1,271	1,371
Reinsurance receivables	89,361	94,956
Other assets	6,904	1,303
Assets of discontinued operations	$208,272	$243,663

Liabilities:
Unpaid losses and loss adjustment expenses	$206,743	$247,442
Other liabilities	25,805	24,260
Liabilities of discontinued operations	$232,548	$271,702

At June 30, 2009 and December 31, 2008, 55% and 63% of the investment portfolio was comprised of short-term investments, respectively.

The following table provides the fair value measurements of the discontinued operations’ fixed maturities by level within the fair value hierarchy as of June 30, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

			Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	As of date:	Fair Value	(Level 1)	(Level 2)	(Level 3)

Fixed maturities trading	6/30/2009	$49,960	$8,543	$41,417	$-

Fixed maturities trading	12/31/2008	$53,875	$9,335	$44,540	$-

See Note 11 for information regarding the Company’s categorization of the fair value of its financial instruments.

5.  INVESTMENTS

The cost or amortized cost and fair value of the Company’s investment portfolio were as follows:

		Included in Accumulated Other
		Comprehensive Loss
			Gross Unrealized Losses
	Cost or	Gross	Non-OTTI	OTTI
	Amortized	Unrealized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Losses (1)	Value

June 30, 2009
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$71,699	$1,838	$486	$-	$73,051
States, political subdivisions and foreign government securities	61,960	899	1,579	-	61,280
Corporate debt securities	285,469	7,548	3,004	-	290,013
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	107,344	7	18,318	-	89,033
Residential mortgage-backed securities (Agency)	147,447	4,868	187	-	152,128
Residential mortgage-backed securities (Non-Agency)	27,696	50	1,460	325	25,961
Other asset-backed securities	49,554	715	4,129	-	46,140
Total fixed maturities available for sale	751,169	15,925	29,163	325	737,606
Short-term investments	38,103	-	-	-	38,103
Other investments	20,598	1,568	1,093	-	21,073
Total investments	$809,870	$17,493	$30,256	$325	$796,782

December 31, 2008
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$65,353	$6,592	$38	$-	$71,907
States, political subdivisions and foreign government securities	44,126	368	1,307	-	43,187
Corporate debt securities	224,057	2,038	9,271	-	216,824
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	160,232	-	26,970	-	133,262
Residential mortgage-backed securities (Agency)	168,840	6,864	27	-	175,677
Residential mortgage-backed securities (Non-Agency)	32,796	1	2,385	-	30,412
Other asset-backed securities	54,402	1	6,624	-	47,779
Total fixed maturities available for sale	749,806	15,864	46,622	-	719,048
Short-term investments	45,066	-	-	-	45,066
Other investments	9,509	39	1,421	-	8,127
Total investments	$804,381	$15,903	$48,043	$-	$772,241

(1) Represents the total other than temporary impairments ("OTTI") recognized in accumulated other comprehensive loss.

The amortized cost and fair value of fixed maturities available for sale at June 30, 2009, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2009	$6,193	$6,127
2010-2013	176,151	180,023
2014-2018	85,347	88,302
2019 and thereafter	151,437	149,892
Mortgage-backed and other asset-backed securities	332,041	313,262
	$751,169	$737,606

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Fixed maturities	$10,052	$9,617	$19,377	$18,974
Short-term investments	82	322	223	1,086
Other	476	388	772	978
Total investment income	10,610	10,327	20,372	21,038
Investment expenses	(538)	(729)	(1,555)	(1,499)
Interest on funds held	(511)	(558)	(799)	(1,064)
Net investment income	$9,561	$9,040	$18,018	$18,475

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in millions)	Value	Loss (1)	Value	Loss (1)	Value	Loss (1)

June 30, 2009

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$44.0	$(0.5)	$0.2	$-	$44.2	$(0.5)
States, political subdivisions and foreign government securities	23.3	(1.5)	1.8	(0.1)	25.1	(1.6)
Corporate debt securities	16.3	(0.6)	20.5	(2.4)	36.8	(3.0)
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	0.3	-	87.7	(18.3)	88.0	(18.3)
Residential mortgage-backed securities (Agency)	15.6	(0.2)	-	-	15.6	(0.2)
Residential mortgage-backed securities (Non-Agency)	-	-	21.0	(1.8)	21.0	(1.8)
Other asset-backed securities	0.2	-	13.8	(4.1)	14.0	(4.1)
Total fixed maturities available for sale	99.7	(2.8)	145.0	(26.7)	244.7	(29.5)
Other investments	3.0	(0.1)	6.3	(1.0)	9.3	(1.1)
Total investments	$102.7	$(2.9)	$151.3	$(27.7)	$254.0	$(30.6)

December 31, 2008

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$8.1	$-	$-	$-	$8.1	$-
States, political subdivisions and foreign government securities	27.3	(1.3)	0.1	-	27.4	(1.3)
Corporate debt securities	135.0	(8.0)	8.0	(1.3)	143.0	(9.3)
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	62.6	(7.9)	70.6	(19.1)	133.2	(27.0)
Residential mortgage-backed securities (Agency)	1.5	-	3.1	-	4.6	-
Residential mortgage-backed securities (Non-Agency)	29.8	(2.4)	0.6	-	30.4	(2.4)
Other asset-backed securities	38.1	(3.4)	8.5	(3.2)	46.6	(6.6)
Total fixed maturities available for sale	302.4	(23.0)	90.9	(23.6)	393.3	(46.6)
Other investments	3.9	(0.6)	1.6	(0.8)	5.5	(1.4)
Total investments	$306.3	$(23.6)	$92.5	$(24.4)	$398.8	$(48.0)

(1) Gross unrealized losses include non-OTTI unrealized losses and OTTI losses recognized in accumulated other comprehensive loss at June 30, 2009.

There were a total of 100 investment securities in an unrealized loss position at June 30, 2009.  Of the 100 investment securities, there were 74 securities that have been in an unrealized loss position for 12 months or more and have an average unrealized loss per security of approximately $374,000.  Of these 74 securities, 21 of them were commercial mortgage-backed securities (“CMBS”) that had a total fair value of $87.7 million, or 83% of their combined amortized cost, and unrealized losses of $18.3 million at June 30, 2009.  There were also 9 asset-backed securities, whose underlying collateral were non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $13.8 million and unrealized losses of $4.1 million.

The Company reviews the securities in its investment portfolio on a periodic basis to specifically identify individual securities that have incurred an other than temporary decline in fair value below cost or amortized cost.  As part of its periodic review process, management utilizes information received from its outside professional asset manager to assess each issuer’s current credit situation.  This review contemplates, among other things, recent issuer activities, such as defaults, quarterly earnings announcements, and other pertinent financial news for the issuer, recent developments in a particular industry, economic outlook for a particular industry, rating agency actions, and the length of time and extent to which fair value has been less than cost or amortized cost.  When management’s review identifies an other than temporary impairment in the valuation of a fixed income security, it compares its projected discounted cash flows to the amortized cost in order to determine the credit related portion and the non-credit related portion of the loss.  The credit related portion is recorded as a charge in the statement of operations while the non-credit related portion is recorded through other comprehensive income in the balance sheet.

For structured securities, management projects cash flows using loss adjusted cash flows that contemplate current market factors such as prepayment assumptions, expected default assumptions, and the current condition of the guarantor of the security.  For structured securities, the discount rate used in the present value calculation is the security’s current effective interest rate.  The discount rate used for other fixed income securities is the security’s effective interest rate at the date of acquisition.

In addition to issuer-specific financial information, general economic data and management’s projections of discounted cash flows, management also assesses whether it has the intent to sell a particular security or whether it is more likely than not it will be required to sell the security before its anticipated recovery.  When management determines that it either intends to sell or is no longer more likely than not to hold the security until its anticipated recovery, a realized loss is recorded in the statement of operations for the full amount of the difference between fair value and amortized cost.

As a result of management’s review, the Company recorded other than temporary impairments of $1.0 million and $4.9 million pre-tax during the three and six months ended June 30, 2009.  Of these impairments, $4.4 million, including $1.0 million in the second quarter, related to the write-down of a portion of the Company’s CMBS portfolio that was sold during the second quarter of 2009 in order to reduce its exposure to this asset sector.  These write-downs were measured based on public market prices.

The remaining impairments recorded in the first half of 2009 consisted of three structured securities and one real estate investment trust security.  Three of these four securities were impaired prior to the Company’s adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009.  The Company intends to sell these three securities once market conditions allow.  The fourth security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss as the present value of the anticipated future cash flows that are expected to be received over the security’s expected remaining life fell below its amortized cost.

Net realized investment gains (losses) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Sales of investments:
Realized gains	$694	$248	$5,396	$4,166
Realized losses	(137)	(820)	(181)	(1,192)
Other than temporary impairments	(1,029)	-	(4,938)	-
Other	-	-	-	(28)
Net realized investment gains (losses)	$(472)	$(572)	$277	$2,946

Total other than temporary impairments consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Total other than temporary impairments	$(1,354)	$-	$(5,263)	$-
Portion of loss recognized in other
comprehensive income (before taxes)	325	-	325	-
Net impairment losses recognized in earnings	$(1,029)	$-	$(4,938)	$-

The following table presents the change in other than temporary credit related impairment charges on fixed income securities for which a portion of the other than temporary impairments related to other factors and was recognized in other comprehensive income (loss):

(dollar amounts in thousands)

Credit related impairments on fixed maturities:
Beginning balance, April 1, 2009	$-
Impairments not previously recognized	11
Credit related impairments on fixed maturities held at June 30, 2009	$11

6.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2009, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to June 30, 2009 that had not yet been reported to the Company.  At June 30, 2009, the estimate for such amounts recorded as liabilities of discontinued operations was $207 million.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2009, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Premiums written:
Direct	$108,994	$99,092	$270,959	$239,523
Assumed	4,430	2,567	6,535	5,677
Ceded	(33,122)	(22,513)	(79,214)	(52,271)
Net	$80,302	$79,146	$198,280	$192,929
Premiums earned:
Direct	$139,473	$129,135	$276,194	$244,201
Assumed	4,642	3,861	7,206	7,532
Ceded	(37,166)	(30,076)	(71,521)	(63,217)
Net	$106,949	$102,920	$211,879	$188,516
Losses and LAE:
Direct	$104,507	$94,235	$199,304	$181,090
Assumed	3,714	3,090	5,765	6,027
Ceded	(34,727)	(25,753)	(55,800)	(55,623)
Net	$73,494	$71,572	$149,269	$131,494

Included in direct premiums written were amounts written under fronting arrangements of $9.7 million and $29.3 million during the three and six months ended June 30, 2009, and $2.1 million and $10.3 million during the three and six months ended June 30, 2008.  Ceded premiums written included amounts written under fronting arrangements of $8.5 million and $25.2 million during the three and six months ended June 30, 2009, and $2.2 million and $9.8 million for the same periods last year.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of June 30, 2009 and December 31, 2008, the Company had recorded liabilities of $8.1 million and $7.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the balance sheet.

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

The Company is frequently involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about the Company's liability for unpaid losses and loss adjustment expenses, see Note 6.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

9.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted and unrestricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted and unrestricted stock is valued at the market value of the Class A Common Stock on the date of grant and restricted shares generally vest over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $453,000 and $701,000 for the second quarters of 2009 and 2008, and $943,000 and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

Information regarding changes in the Company’s outstanding stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2009	1,211,786	$9.68
Options forfeited or expired	(77,500)	19.50
Options outstanding and exercisable, June 30, 2009	1,134,286	$9.01	4.52	$-
Option price range at June 30, 2009	$5.78 to $21.50

Information regarding the Company’s restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2009	62,917	$9.56
Granted	30,000	4.73
Vested	(52,675)	9.53
Restricted stock at June 30, 2009	40,242	$6.00

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $78,000 and $193,000 for the three and six months ended June 30, 2009, and was $126,000 and $272,000 for the same periods last year.

In the first quarter of each of the last three years, the Compensation Committee approved Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers approximately three years from the date of the plan’s approval if certain performance objectives are met by the Company.  The Company recognized expenses related to its long term incentive plans of $375,000 and $750,000 for the three and six months ended June 30, 2009, and $575,000 and $950,000 for the same periods last year.

On March 13, 2009, the Company issued shares from its treasury related to the payout of its 2006 Officer Long Term Incentive Plan.  The total fair value of the awards was $1.5 million, which consisted of 362,726 shares awarded at a market value of $4.02 per share, and was accrued prior to issuance.  Employees who received the award were given the option to remit either cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first six months of 2009, employees remitted 119,588 shares to the Company to satisfy their payment of withholding taxes for this award, as well as other vested awards relating to restricted stock grants.

10.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Denominator:
Basic shares	32,177,933	31,801,059	32,067,670	31,744,055
Dilutive effect of:
Stock options	-	237,825	-	209,189
Restricted stock	50,709	65,894	56,032	70,476
Convertible debt	2,749	27,798	2,749	27,798
Total diluted shares	32,231,391	32,132,576	32,126,451	32,051,518

The effects of 1.1 million stock options were excluded from the computations of diluted earnings per share for both the three and six months ended June 30, 2009, and the effects of 234,000 and 332,000 stock options were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the six months ended June 30, 2008 also do not assume the effects of the potential conversion of the Company’s convertible debt into 4,000 shares of Class A Common Stock, because it was anti-dilutive.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2009, the carrying amounts for the Company’s financial instruments, except for its 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”), approximated their estimated fair value.  The Company measures the fair value of fixed maturities, other investments and its debt based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

The carrying amount reported for the Senior Notes in the balance sheets as of June 30, 2009 and December 31, 2008 was $54.9 million.  Based upon the quoted market price, the Company determined the fair value of its Senior Notes to be $45.5 million at June 30, 2009 and $42.0 million at December 31, 2008.

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

The following tables provide the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at June 30, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$73,051	$54,087	$18,964	$-
States, political subdivisions and foreign government securities	61,280	-	61,280	-
Corporate debt securities	290,013	-	288,640	1,373
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	89,033	-	89,033	-
Residential mortgage-backed securities (Agency)	152,128	-	152,128	-
Residential mortgage-backed securities (Non-Agency)	25,961	-	25,961	-
Other asset-backed securities	46,140	-	45,095	1,045
Total fixed maturities available for sale	737,606	54,087	681,101	2,418
Other investments	21,073	9,303	11,770	-
Total Assets	$758,679	$63,390	$692,871	$2,418

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,241	$-	$2,241	$-

		Fair Value Measurements at December 31, 2008 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$71,907	$40,367	$31,540	$-
States, political subdivisions and foreign government securities	43,187	-	43,187	-
Corporate debt securities	216,824	-	214,575	2,249
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	133,262	-	133,262	-
Residential mortgage-backed securities (Agency)	175,677	-	175,677	-
Residential mortgage-backed securities (Non-Agency)	30,412	-	30,412	-
Other asset-backed securities	47,779	-	47,779	-
Total fixed maturities available for sale	719,048	40,367	676,432	2,249
Other investments	8,127	8,127	-	-
Total Assets	$727,175	$48,494	$676,432	$2,249

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,745	$-	$2,745	$-

At June 30, 2009, for the Level 3 securities whose prices were not obtained from the public markets, which included two privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted U.S. Government Sponsored Enterprise securities, the Company utilized a discounted cash flow valuation model to approximate their current fair value.

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Beginning balance	$3,257	$1,000	$2,249	$1,000
Purchases (maturities)	(1,000)	1,500	(1,000)	1,500
Net unrealized gains included in other comprehensive income	161	-	869	-
Transfers into Level 3	-	-	300	-
Ending balance as of June 30,	$2,418	$2,500	$2,418	$2,500

12.  BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income, which the Company defines as GAAP net income excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Revenues:
The PMA Insurance Group	$116,593	$114,110	$230,137	$208,927
Fee-based Business	19,522	16,057	39,248	32,709
Corporate and Other	(463)	(425)	(1,023)	(484)
Net realized investment gains (losses)	(472)	(572)	277	2,946
Total revenues	$135,180	$129,170	$268,639	$244,098

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$9,965	$11,341	$25,152	$24,960
Fee-based Business	1,525	1,201	3,538	3,387
Corporate and Other	(5,167)	(5,424)	(10,167)	(10,435)
Pre-tax operating income	6,323	7,118	18,523	17,912
Income tax expense	2,249	2,535	6,633	6,346
Operating income	4,074	4,583	11,890	11,566
Realized investment gains (losses) after tax	(307)	(372)	180	1,915
Income from continuing operations	3,767	4,211	12,070	13,481
Loss from discontinued operations, net of tax	(1,165)	(188)	(1,251)	(2,627)
Net income	$2,602	$4,023	$10,819	$10,854

Net premiums earned by principal business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

The PMA Insurance Group:
Workers' compensation	$98,478	$93,909	$192,275	$171,798
Commercial automobile	5,208	5,318	11,076	10,587
Commercial multi-peril	2,281	2,384	5,461	4,396
Other	1,124	1,436	3,357	1,984
Total net premiums earned	107,091	103,047	212,169	188,765
Corporate and Other	(142)	(127)	(290)	(249)
Consolidated net premiums earned	$106,949	$102,920	$211,879	$188,516

The Company’s total assets by principal business segment were as follows:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2009	2008

The PMA Insurance Group	$2,154,254	$2,087,006
Fee-based Business	89,437	91,744
Corporate and Other (1)	73,268	80,303
Assets of discontinued operations	208,272	243,663
Total assets	$2,525,231	$2,502,716

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of June 30, 2009, compared with December 31, 2008, and our results of operations for the three and six months ended June 30, 2009, compared with the same periods last year.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See the “Cautionary Note Regarding Forward-Looking Statements” on page 35 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A. Risk Factors” in our 2008 Form 10-K for a further discussion of risks that could materially affect our business.

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

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $109.1 million in the second quarter of 2009, compared to $99.2 million in the same period last year.  Direct premiums written in the first six months of 2009 were $271.2 million, compared to $239.8 million during the same period last year.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

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

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $19.5 million in the second quarter of 2009, compared to $16.1 million in the second quarter of 2008.  Revenues in the first six months of 2009 were $39.2 million, compared to $32.7 million for the same period last year.  Payments made at this segment primarily consist of operating expenses, which include internal expenses to operate the business, managed care vendor expenses and commissions paid to sub-producers.

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

RESULTS OF OPERATIONS

Consolidated Results

We recorded net income of $2.6 million for the second quarter of 2009, compared to $4.0 million for the second quarter of 2008.  Operating income, which we define as net income excluding realized gains (losses) and results from discontinued operations, was $4.1 million for the three months ended June 30, 2009, compared to $4.6 million for the same period last year.  For the first six months of 2009, we had net income of $10.8 million, compared to $10.9 million for the first half of 2008.  Operating income for the first six months of 2009 was $11.9 million, compared to $11.6 million for the same period last year.  Included in net income and operating income for the three and six months ended June 30, 2008 was an after-tax gain of $1.4 million, which resulted from the sale of a property at The PMA Insurance Group.

Income from continuing operations included the following after-tax net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Net realized gains (losses) after tax:
Sales of investments	$362	$(372)	$3,390	$1,933
Other than temporary impairments	(669)	-	(3,210)	-
Other	-	-	-	(18)
Net realized gains (losses) after tax	$(307)	$(372)	$180	$1,915

Consolidated revenues for the second quarter of 2009 were $135.2 million, compared to $129.2 million for the same period last year.  Consolidated revenues for the first six months of 2009 were $268.6 million, compared to $244.1 million for the same period in 2008.  The increases in consolidated revenues primarily reflected increases in net premiums earned and claims service revenues.  Net premiums earned were $106.9 million in the second quarter of 2009, compared to $102.9 million in the same period a year ago.  Net premiums earned were $211.9 million for the first six months of 2009, compared to $188.5 million for the same period last year.  Claims service revenues were $16.8 million in the second quarter of 2009, compared to $12.9 million in the second quarter of 2008, and claims service revenues were $32.5 million in the first half of 2009, compared to $24.9 million in the first half of 2008.

In addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which we define as GAAP net income excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$9,965	$11,341	$25,152	$24,960
Fee-based Business	1,525	1,201	3,538	3,387
Corporate and Other	(5,167)	(5,424)	(10,167)	(10,435)
Pre-tax operating income	6,323	7,118	18,523	17,912
Income tax expense	2,249	2,535	6,633	6,346
Operating income	4,074	4,583	11,890	11,566
Realized investment gains (losses) after tax	(307)	(372)	180	1,915
Income from continuing operations	3,767	4,211	12,070	13,481
Loss from discontinued operations, net of tax	(1,165)	(188)	(1,251)	(2,627)
Net income	$2,602	$4,023	$10,819	$10,854

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums written	$80,444	$79,273	$198,570	$193,178

Net premiums earned	107,091	103,047	212,169	188,765
Net investment income	9,502	8,943	17,968	18,042
Other revenues	-	2,120	-	2,120
Total revenues	116,593	114,110	230,137	208,927

Losses and LAE	73,494	71,572	149,269	131,494
Acquisition and operating expenses	30,680	29,516	52,456	49,696
Dividends to policyholders	2,311	1,493	2,957	2,375
Total losses and expenses	106,485	102,581	204,682	183,565

Operating income before income
taxes and interest expense	10,108	11,529	25,455	25,362

Interest expense	143	188	303	402

Pre-tax operating income	$9,965	$11,341	$25,152	$24,960

Combined ratio	99.4%	99.5%	96.5%	97.2%
Less: net investment income ratio	8.9%	8.7%	8.5%	9.6%
Operating ratio	90.5%	90.8%	88.0%	87.6%

The PMA Insurance Group recorded pre-tax operating income of $10.0 million for the second quarter of 2009, compared to $11.3 million for the same period last year.  Year-to-date pre-tax operating income increased modestly to $25.2 million, compared to $25.0 million for the first half of 2008.  The increase in the first six months of 2009 was due primarily to higher net premiums earned and an improved underwriting margin, as reflected in our lower combined ratio.  Results for the second quarter and first six months of 2008 included a pre-tax gain of $2.1 million, which resulted from the sale of a property that housed one of our branch offices.

Premiums

Direct premium production increased during the second quarter and first six months of 2009, compared to the same periods last year.  The increases for both periods reflected an increase in the amount of captive accounts business written in 2009, compared to 2008, and the year-to-date increase was partially offset by a decline in workers’ compensation premium production.  We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Direct premium production	$102,212	$96,736	$249,579	$243,344
Fronting premiums	9,677	2,113	29,299	10,256
Premium adjustments	(2,753)	370	(7,629)	(13,828)
Direct premiums written	$109,136	$99,219	$271,249	$239,772

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Workers' compensation:
Direct premiums written	$88,989	$84,714	$223,522	$208,426
Premiums assumed	4,417	2,536	6,502	5,607
Premiums ceded	(21,350)	(17,064)	(53,610)	(41,031)
Net premiums written	$72,056	$70,186	$176,414	$173,002
Commercial lines:
Direct premiums written	$20,147	$14,505	$47,727	$31,346
Premiums assumed	13	31	33	70
Premiums ceded	(11,772)	(5,449)	(25,604)	(11,240)
Net premiums written	$8,388	$9,087	$22,156	$20,176
Total:
Direct premiums written	$109,136	$99,219	$271,249	$239,772
Premiums assumed	4,430	2,567	6,535	5,677
Premiums ceded	(33,122)	(22,513)	(79,214)	(52,271)
Net premiums written	$80,444	$79,273	$198,570	$193,178

Direct workers’ compensation premiums written were $89.0 million in the second quarter of 2009, compared to $84.7 million during the same period last year.  The increase for the quarter was primarily due to more premiums written under fronting arrangements.  Direct workers’ compensation premiums written during the first six months of 2009 were $223.5 million, compared to $208.4 million during the first half of 2008.  The year-to-date increase was primarily due to more premiums written under fronting arrangements and, to a lesser extent, a lower amount of return premium adjustments, which were partially offset by a decrease in workers’ compensation premium production.  Fronting premiums increased for both periods in 2009, primarily as a result of the two fronting arrangements we entered into during August 2008.  We expect that direct premiums written under these fronting arrangements will be between $50 million and $60 million on an annualized basis.  The decrease in premium adjustments primarily reflected a lower amount of return premium adjustments on loss-sensitive products where the insured shares in the underwriting result of the policy.  We write these retrospective products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with us.

Excluding fronting business, we wrote $23.1 million of new workers’ compensation business in the second quarter of 2009, compared to $19.9 million in the second quarter of 2008, and $47.8 million for the first half of 2009, compared to $51.5 million during the same period last year.  Pricing on our rate-sensitive workers’ compensation business declined 3% during the first six months of 2009, compared to a 7% decrease during the first six months of 2008.  The decline in pricing that we experienced during the second quarter of 2009 was smaller, compared to previous quarters.  Our renewal retention rate on existing workers’ compensation accounts was 78% for the second quarter of 2009, compared to 84% for the second quarter of 2008, and our renewal retention rate for the first six months of 2009 was 79%, compared to 85% for the same period in 2008.  The decline in the retention rates in 2009 primarily reflected lower retentions on rate-sensitive middle-market business as we continue to maintain disciplined underwriting standards in a price competitive environment.  While retention rates were also down on loss-sensitive workers’ compensation business, the decrease was lower than that on rate-sensitive business and retention rates remained higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $20.1 million in the second quarter of 2009, compared to $14.5 million for the same period last year.  For the first six months of the year, direct premiums written for Commercial Lines were $47.7 million in 2009, compared to $31.3 million in 2008.  New business increased to $10.3 million in the second quarter of 2009, up from $5.8 million in the second quarter of 2008, and new business for the first six months in 2009 increased to $23.7 million, compared to $8.9 million for the same period last year.  The new business in 2009 related primarily to captive accounts where we earn fees and cede a substantial portion of the premiums and associated underwriting risk.  Our renewal retention rate on existing Commercial Lines accounts was 81% for the second quarter of 2009, compared to 84% for the second quarter of 2008, and our renewal retention rate was 85% for both the first six months of 2009 and 2008.  Overall pricing on Commercial Lines declined 1% during the first six months of 2009, compared to a 5% decrease during the same period last year.

Total premiums assumed increased by $1.9 million and $858,000 during the second quarter and first six months of 2009, compared to the same periods last year.  The increases in both periods were primarily due to an increase in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s assigned share of this residual market business lags its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded on workers’ compensation business increased by $4.3 million and $12.6 million during the second quarter and first six months of 2009, compared to the same periods in 2008.  The increases were primarily due to more premiums ceded under our fronting arrangements.  Premiums ceded on Commercial Lines business increased by $6.3 million and $14.4 million during the second quarter and first six months of 2009, compared to the same periods last year, mainly resulting from increases in the amount of Commercial Lines business sold to captive accounts, where a substantial portion of the direct premiums are ceded.

In total, net premiums written increased 1% during the second quarter of 2009, compared to the same period last year, and year-to-date net premiums written increased 3%, compared to the first half of 2008.  The year-to-date increase in net premiums written was primarily due to the lower impact of premium adjustments.

Net premiums earned increased 4% during the second quarter of 2009 and 12% for the first six months of 2009, compared to the same periods last year.  The increases in both periods reflect the increase in direct premium production over the past year.  While net premiums earned were negatively impacted by higher return premium adjustments in the second quarter of 2009, the impact of lower return premium adjustments in the first six months of 2009 positively impacted net premiums earned during that period.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss and LAE ratio	68.6%	69.4%	70.4%	69.6%
Expense ratio:
Acquisition expense	18.2%	19.0%	17.3%	18.1%
Operating expense	10.4%	9.7%	7.4%	8.2%
Total expense ratio	28.6%	28.7%	24.7%	26.3%
Policyholders' dividend ratio	2.2%	1.4%	1.4%	1.3%
Combined ratio	99.4%	99.5%	96.5%	97.2%

The loss and LAE ratio decreased by 0.8 points during the second quarter of 2009, compared to the same period last year, primarily due to favorable development on captive business.  This improvement in loss experience was offset by an increase in policyholders’ dividends.  The loss and LAE ratio increased by 0.8 points during the first six months of 2009, compared to the first six months of 2008.  The year-to-date increase in 2009 was due primarily to the first quarter reduction in audit premiums.  While payrolls, which declined by 2% through June, on our renewal book have been stable overall, this was lower than the rate of growth we experienced in 2008, and as a result, we reduced our accrual for additional audit premiums by $3.3 million during the first quarter of 2009.  Key loss indicators are in line with our expectations for this business, and we will continue to evaluate loss activity on these accounts as they mature, but we did not reduce our expectation of losses on these policies, which were primarily written in 2007 and 2008.  Although pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends, our current accident year loss and LAE ratio remained consistent between periods as we continued to benefit in the first half of 2009 from changes in the type of workers’ compensation products selected by our insureds.  We estimate our medical cost inflation to be 6.0% in the first six months of 2009, compared to our estimate of 6.5% in the first six months of 2008.

The total expense ratio improved by 1.6 points in the first six months of 2009, compared to the same period last year, as the increase in net premiums earned outpaced the 3% increase in our controllable expenses, which include salary, benefits and other employee-related costs.  Commissions earned under our fronting arrangements reduced the second quarter and year-to-date acquisition expense ratios by 0.6 points for both periods in 2009, compared to reductions of 0.7 points and 0.9 points for the same periods in 2008, as the ceding commissions earned on this business reduce our commission expense.

The policyholders’ dividend ratio increased by 0.8 points in the second quarter of 2009, compared to the same period last year.  The current year period reflected slightly lower than expected loss experience, which resulted in higher dividends on captive accounts business where the policyholders may receive a dividend based, to a large extent, on their loss experience.

Net Investment Income

Net investment income was $9.5 million for the second quarter of 2009, compared to $8.9 million for the same period a year ago.  Net investment income was $18.0 million for the first six months of 2009 and 2008.  The increase in the second quarter was due primarily to improved investment yields from our long-term fixed income securities, which were partially offset by declining investment yields on our short-term fixed income securities.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Claims service revenues	$17,122	$13,213	$33,117	$25,321
Commission income	2,132	2,644	5,607	6,925
Net investment income	101	118	187	279
Other revenues	167	82	337	184
Total revenues	19,522	16,057	39,248	32,709

Operating expenses	17,997	14,856	35,710	29,322

Pre-tax operating income	$1,525	$1,201	$3,538	$3,387

Revenues

Revenues for our Fee-based Business were $19.5 million during the second quarter of 2009, compared to $16.1 million for the same period in 2008, and revenues for the first six months of 2009 were $39.2 million, compared to $32.7 million for the first half of 2008.  The increases in both periods were primarily due to increases in claims service revenues of $3.9 million and $7.8 million, partially offset by declines in commission income of $512,000 and $1.3 million for the three and six months ended June 30, 2009, respectively.  Organic claims service revenue growth was 13% in the second quarter and 15% in the first six months of 2009, compared to the prior year periods.  The organic growth during these periods primarily reflected increases in managed care services of $671,000 for the quarter and $1.7 million year-to-date, which were due to enhancements in our preferred provider networks, and additional claims services provided to self-insured clients of $664,000 for the quarter and $1.3 million year-to-date, which primarily resulted from new business.  Managed care services include medical bill review services, access to our preferred provider network partnerships, pharmacy discounts and nurse case management services.  Claims service revenues also increased by $2.2 million in the second quarter and $4.1 million in the first half of 2009, compared to the same periods in 2008, as a result of our June 2008 acquisition of PMA Management Corp. of New England, Inc.  The decreases in commission income were mainly the result of continued soft pricing in excess workers’ compensation business.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.

Expenses

Operating expenses increased to $18.0 million in the second quarter of 2009, up from $14.9 million in the second quarter of 2008.  Year-to-date operating expenses increased to $35.7 million, compared to $29.3 million during the same period last year.  The increases in operating expenses primarily reflected additional expenses incurred in connection with the growth of our claims services revenues, partially offset by decreases in commission expenses that were related to lower commission income.  Commission expenses in the second quarter and first six months of 2009 were $1.0 million and $2.6 million, compared to $1.2 million and $3.2 million for the second quarter and first six months of 2008.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other recorded net expenses of $5.2 million during the second quarter of 2009, compared to $5.4 million during the same period last year.  Net expenses were $10.2 million during the first six months of 2009, compared to $10.4 million during the first six months of 2008.

Discontinued Operations

Discontinued operations includes the results of our reinsurance and excess and surplus lines businesses from which we withdrew in November 2003 and May 2002, respectively.

On June 24, 2009, we amended the terms of the Stock Purchase Agreement related to the sale of our Run-off Operations to extend the termination date of the Agreement to October 31, 2009, or such later date as the parties may mutually agree.  We continue to work with the Pennsylvania Insurance Department to resolve the remaining items associated with the regulatory review.  For additional information regarding the Stock Purchase Agreement, see Note 4, “Discontinued Operations,” to our Unaudited Condensed Consolidated Financial Statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our Condensed Consolidated Statements of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums earned	$1,673	$11	$2,290	$1,037
Net investment income	(937)	(451)	(1,815)	(323)
Net realized investment gains (losses)	(271)	(729)	(625)	31
	465	(1,169)	(150)	745

Losses and loss adjustment expenses	1,910	550	2,039	9,830
Acquisition expenses	120	168	1,319	253
Operating expenses	2,397	1,952	4,974	4,734
Valuation adjustment	(2,172)	(3,550)	(6,559)	(10,030)
	2,255	(880)	1,773	4,787

Income tax benefit	(625)	(101)	(672)	(1,415)
Loss from discontinued operations, net of tax	$(1,165)	$(188)	$(1,251)	$(2,627)

The losses from discontinued operations related primarily to adverse loss development.  Primarily as a result of the adverse loss development, we estimated that the cash to be received, or the estimated sale proceeds, and the value of the promissory note to be received at closing would each be reduced to zero.  For both the three- and six-month periods ended June 30, 2009 and 2008, the valuation adjustment reflects activity at the discontinued operations which is not expected to affect the sale proceeds at closing.  The activity in the valuation adjustment has been partially offset by reductions to the cash amount expected to be received at closing.

Loss Reserves

At June 30, 2009, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of June 30, 2009 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to June 30, 2009 that had not yet been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at June 30, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2009, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At June 30, 2009, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $207 million.

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

Net cash flows related to operating activities were as follows:

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2009	2008

Net cash flows provided by (used in) operating activities from:
Continuing Operations	$13,634	$6,585
Discontinued Operations	(40,398)	(54,573)
	$(26,764)	$(47,988)

Net cash flows used in operating activities from discontinued operations decreased as a result of a lower amount of losses and LAE paid during the six months ended June 30, 2009, compared to the same period last year.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and expense payments.  We intend to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and capital raising activities.  Dividends payable by our regulated insurance subsidiaries are limited by applicable state regulations.  Capital raising activities are subject to market conditions and may not provide satisfactory liquidity, especially at times of severe disruptions or dislocations in the capital markets.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and, at the discretion of our Board of Directors, dividends to shareholders.  At June 30, 2009, we had $29.0 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that our discontinued operations will continue to use cash from operating activities to pay losses and LAE and other expenses.  The agreement for the sale of the Run-off Operations provides that we can receive up to $10.0 million in cash and a $10.0 million promissory note upon the consummation of the sale of the discontinued operations, subject to certain adjustments at closing.  Primarily as a result of adverse loss development, the cash expected to be received, or the estimated sale proceeds, and the value of the promissory note to be received at closing have each been reduced to zero.

Our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) have the ability to pay $31.8 million in dividends to the holding company during 2009 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $373.7 million as of June 30, 2009, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $3.3 million during the second quarter of 2009, compared to $5.8 million during the same period last year.  Net tax payments received from subsidiaries during the first six months of 2009 were $7.2 million, compared to $7.8 million for the same period in 2008.

As of June 30, 2009, our total outstanding debt was $129.4 million, which was the same as the amount carried at December 31, 2008.  We incurred interest expense of $2.5 million during the second quarter of 2009, compared to $2.7 million during the same period last year.  Interest expense for the first six months of 2009 totaled $5.0 million, compared to $5.5 million during the first six months of 2008.  We paid interest of $2.5 million during the second quarter of 2009, compared to $2.7 million during the same period last year.  We paid $5.0 million in interest through the first six months of 2009, compared to $5.6 million during the first six months of 2008.  The reductions in interest expense and interest paid for the second quarter and first six months of 2009, compared to the same periods last year, were due to lower interest rates on our variable rate debt.  We expect to pay interest of $5 million for the remainder of 2009.

Liquidity requirements are met primarily through operating cash flows and by maintaining a portfolio with maturities that reflect expected cash flow requirements.  Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio.  In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts that are based on actuarial models.  Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets.  Our invested assets are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of June 30, 2009, the duration of our investments that support the insurance reserves was 4.3 years and the duration of our insurance reserves was 3.7 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.

INVESTMENTS

At June 30, 2009, our investments were carried at a fair value of $796.8 million and had a cost or amortized cost of $809.9 million.  The average credit quality of our portfolio was AA+.  All but three of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At June 30, 2009, all but nine of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The nine below investment grade securities had an aggregate fair value of $8.3 million and a net unrealized loss of $930,000.

At June 30, 2009, $313.3 million, or 39% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities (“structured securities”).  Of this $313.3 million, $89.0 million, or 28% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS were carried at 83% of their combined amortized cost at June 30, 2009.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 6.0 years and an average credit quality of AAA.  During the first six months of 2009, the CMBS generated cash flows which totaled $6.9 million of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 29% of the par of the securities, and 5% of the underlying pool collateral is delinquent.

Also included in structured securities were $152.1 million, or 49% of our structured securities, of residential mortgage-backed pools and collateralized mortgage obligations issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

Our structured securities holdings also include $12.6 million, or 4% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $12.6 million, which includes $11.6 million of alternative A collateral and $1.0 million of sub-prime collateral, had an estimated weighted average life of 2.9 years, with $2.9 million of that balance expected to pay off within one year, and an average credit quality of AAA-.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $29.3 million, or 4% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $10.8 million were asset-backed securities with a weighted average life of 3.1 years and whose underlying collateral had an imputed internal rating of A+.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized loss on our investments at June 30, 2009 was $13.1 million, or 2% of the cost or amortized cost basis.  The net unrealized loss included gross unrealized gains of $17.5 million and gross unrealized losses of $30.6 million.

For all but three securities, which were carried at a fair value of $2.4 million at June 30, 2009, we determined the fair value of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the three securities whose prices were not obtained from the public markets, which included two privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, we utilized a discounted cash flow valuation model to approximate their current fair value.

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Sales of investments:
Realized gains	$694	$248	$5,396	$4,166
Realized losses	(137)	(820)	(181)	(1,192)
Other than temporary impairments	(1,029)	-	(4,938)	-
Other	-	-	-	(28)
Net realized investment gains (losses)	$(472)	$(572)	$277	$2,946

We review the securities in our investment portfolio on a periodic basis to specifically identify individual securities that have incurred an other than temporary decline in fair value below cost or amortized cost.  As a result of this review, we recorded other than temporary impairments of $1.0 million and $4.9 million during the three and six months ended June 30, 2009.  Of these impairments, $4.4 million, including $1.0 million in the second quarter, related to the write-down of a portion of our CMBS portfolio, which we sold during the second quarter of 2009 in order to reduce our exposure to this asset sector.  These write-downs were measured based on public market prices.  The CMBS sold during the second quarter had a par value of $45.9 million, and the fair value of our CMBS portfolio at June 30, 2009 was 11% of our consolidated portfolio, compared to 16% at March 31, 2009.

The remaining impairments recorded in the first half of 2009 consisted of three structured securities and one real estate investment trust security.  Three of these four securities were impaired prior to our adoption of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments,” on April 1, 2009.  Our intent is to sell these three securities once market conditions allow.  The fourth security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss as the present value of the anticipated future cash flows that are expected to be received over the security’s expected remaining life fell below its amortized cost.  For additional information regarding our review of other than temporary declines in fair value below cost or amortized cost of our investments, see Note 5, “Investments,” to our Unaudited Condensed Consolidated Financial Statements.

The gross realized gains from sales of investments for the three and six months ended June 30, 2009 were generated in order to minimize the statutory capital charge associated with the planned reduction of our CMBS exposure.  The gross realized gains and losses on sales of investments for the three and six months ended June 30, 2008 primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of June 30, 2009, our investment portfolio had gross unrealized losses of $30.6 million.  For securities that were in an unrealized loss position at June 30, 2009, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Cost or Amortized Cost	Gross Unrealized Loss	Percentage Fair Value to Cost or Amortized Cost

Fixed maturities available for sale
Less than 6 months	7	$21.7	$23.3	$(1.6)	93%
6 to 9 months	5	10.3	10.7	(0.4)	96%
9 to 12 months	3	8.2	8.3	(0.1)	99%
12 months or more	68	144.7	171.4	(26.7)	84%
Subtotal	83	184.9	213.7	(28.8)	87%
U.S. Treasury and Agency securities	9	59.8	60.5	(0.7)	99%
Total fixed maturities available for sale	92	$244.7	$274.2	$(29.5)	89%

Other investments
Less than 6 months	1	$2.8	$2.9	$(0.1)	97%
9 to 12 months	1	0.2	0.2	-	100%
12 months or more	6	6.3	7.3	(1.0)	86%
Total other investments	8	$9.3	$10.4	$(1.1)	89%

Total investments	100	$254.0	$284.6	$(30.6)	89%

The 68 fixed income securities that have been in an unrealized loss position for 12 months or more have an average unrealized loss per security of approximately $393,000.  Of these 68 securities, 21 of them were CMBS that had a total fair value of $87.7 million, or 83% of their combined amortized cost, and unrealized losses of $18.3 million at June 30, 2009.  There were also 9 asset-backed securities, whose underlying collateral were non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $13.8 million and unrealized losses of $4.1 million.

As of June 30, 2009, our fixed income investment portfolio had gross unrealized losses of $29.5 million.  For securities that were in an unrealized loss position at June 30, 2009, the credit quality of such securities, as measured by their month-end fair value, was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Gross Unrealized Loss	Percentage of the Total Gross Unrealized Loss

U.S. Treasury securities and AAA	$177.5	$200.0	$(22.5)	77%
AA	7.0	7.1	(0.1)	0%
A	35.4	37.8	(2.4)	8%
BBB	18.1	21.2	(3.1)	11%
Below investment grade	5.3	6.6	(1.3)	4%
Not rated	1.4	1.5	(0.1)	0%
Total	$244.7	$274.2	$(29.5)	100%

The contractual maturities of fixed maturities available for sale in an unrealized loss position at June 30, 2009 were as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2009	$1.4	$1.5	$(0.1)	93%
2010-2013	26.1	26.9	(0.8)	97%
2014-2018	2.5	2.8	(0.3)	89%
2019 and thereafter	31.9	35.3	(3.4)	90%
Non-agency mortgage and other asset-backed securities	123.0	147.2	(24.2)	84%
Subtotal	184.9	213.7	(28.8)	87%
U.S. Treasury and Agency securities	59.8	60.5	(0.7)	99%
Total	$244.7	$274.2	$(29.5)	89%

Discontinued Operations

At June 30, 2009, the fair value of the investment portfolio at our discontinued operations was $110.7 million, which included accrued investment income of $485,000 related to trading securities in the portfolio, and had an amortized cost of $109.0 million.  At June 30, 2009, 55% of the investment portfolio was comprised of short-term investments.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to the Company’s business, financial condition and results of operations and the plans and objectives of its management.  Forward-looking statements can generally be identified by use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” “should” and “believe.”  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, industry, competitive and economic data and our current operating plans.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

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

•	our concentration in workers’ compensation insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	our ability to consummate the sale of our Run-off Operations in a timely manner;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
4/1/09-4/30/09	764	$4.51	-	-
5/1/09-5/31/09	764	4.60	-	-
6/1/09-6/30/09	661	4.98	-	-
Total	2,189	$4.68

(1)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2007 Omnibus Incentive Compensation Plan, to satisfy such employees’ tax obligations upon vesting of restricted stock awards.  The price per share equals the closing price of the Company’s Class A Common Stock on the vesting date.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Shareholders (“Annual Meeting”) was held on May 6, 2009.  At the Annual Meeting, the shareholders acted upon the following matters:

1.	Proposal to elect three nominees as members of our Board of Directors to serve for terms expiring at the 2012 Annual Meeting and until their successors are elected and qualified:

Name of Nominee	Votes Cast For	Votes Withheld
Vincent T. Donnelly	26,467,092	353,682
John D. Rollins	26,465,208	355,566
Neal C. Schneider	26,467,199	353,575

The following members of our Board of Directors continue to serve the remainder of their existing terms in office:

Peter S. Burgess
Patricia A. Drago
J. Gregory Driscoll
Charles T. Freeman
James C. Hellauer
Richard Lutenski

2.	Proposal to ratify the appointment of Beard Miller Company LLP as our independent registered public accounting firm for 2009 was approved as follows:

Total Votes
Votes in favor	26,664,062
Votes against	155,617
Abstentions	1,094

Item 6.  Exhibits.

The Exhibits are listed in the Exhibit Index on page 39.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 5, 2009	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(2)	Fourth Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited	Filed herewith.

(31)	Rule 13a - 14(a)/15d - 14 (a) Certificates
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)	Section 1350 Certificates

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.