Form 10-Q
period 2009-09-30
PMA CAPITAL CORP
filed 2009-11-06
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
YES /  / NO /X/

There were 32,241,620 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on November 3, 2009.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2009 and
	December 31, 2008 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended
	September 30, 2009 and 2008 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	37

Item 4.	Controls and Procedures.	37

Part II.	Other Information

Item 1A.	Risk Factors.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 6.	Exhibits.	37

Signatures		38

Exhibit Index		39

Part I.  Financial Information
Item 1.  Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
(in thousands, except share data)	2009	2008

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2009 - $797,588; 2008 - $749,806)	$817,089	$719,048
Short-term investments	62,004	45,066
Other investments (cost: 2009 - $20,302; 2008 - $9,509)	22,669	8,127
Total investments	901,762	772,241

Cash	13,887	10,501
Accrued investment income	6,918	6,513
Premiums receivable (net of valuation allowance: 2009 - $7,839; 2008 - $9,011)	246,871	235,893
Reinsurance receivables (net of valuation allowance: 2009 - $4,719; 2008 - $4,608)	807,245	826,126
Prepaid reinsurance premiums	40,883	29,579
Deferred income taxes, net	110,358	138,514
Deferred acquisition costs	42,583	40,938
Funds held by reinsureds	56,623	51,754
Intangible assets	29,961	30,348
Other assets	126,015	116,646
Assets of discontinued operations	192,431	243,663
Total assets	$2,575,537	$2,502,716

Liabilities:
Unpaid losses and loss adjustment expenses	$1,259,940	$1,242,258
Unearned premiums	261,952	247,415
Long-term debt	129,380	129,380
Accounts payable, accrued expenses and other liabilities	250,304	216,266
Reinsurance funds held and balances payable	52,914	44,177
Dividends to policyholders	6,177	6,862
Liabilities of discontinued operations	215,698	271,702
Total liabilities	2,176,365	2,158,060

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2009 - 34,217,945 shares issued and 32,241,620 outstanding;
2008 - 34,217,945 shares issued and 31,965,806 outstanding)	171,090	171,090
Additional paid-in capital	112,349	112,921
Retained earnings	152,670	140,184
Accumulated other comprehensive loss	(13,947)	(49,876)
Treasury stock, at cost (2009 - 1,976,325 shares; 2008 - 2,252,139 shares)	(22,990)	(29,663)
Total shareholders' equity	399,172	344,656
Total liabilities and shareholders' equity	$2,575,537	$2,502,716

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenues:
Net premiums written	$119,259	$123,995	$317,539	$316,924
Change in net unearned premiums	(16,831)	(26,021)	(3,232)	(30,434)
Net premiums earned	102,428	97,974	314,307	286,490
Claims service revenues	17,112	15,696	49,631	40,585
Commission income	2,747	2,637	8,327	9,549
Net investment income	9,522	8,870	27,540	27,345
Net realized investment gains (losses)	795	(7,929)	1,072	(4,983)
Other revenues	259	125	625	2,485
Total revenues	132,863	117,373	401,502	361,471

Losses and Expenses:
Losses and loss adjustment expenses	70,158	68,660	219,427	200,154
Acquisition expenses	16,046	15,898	52,752	50,114
Operating expenses	30,235	26,906	86,160	76,586
Dividends to policyholders	2,786	1,169	5,743	3,544
Interest expense	2,421	2,734	7,403	8,209
Total losses and expenses	121,646	115,367	371,485	338,607

Income from continuing operations before income taxes	11,217	2,006	30,017	22,864

Income tax expense (benefit):
Current	220	765	729	916
Deferred	3,748	(10)	9,969	7,216
Total	3,968	755	10,698	8,132

Income from continuing operations	7,249	1,251	19,319	14,732
Loss from discontinued operations, net of tax	(40)	(2,310)	(1,291)	(4,937)
Net income (loss)	$7,209	$(1,059)	$18,028	$9,795

Income (loss) per share:
Basic:
Continuing Operations	$0.22	$0.04	$0.60	$0.46
Discontinued Operations	-	(0.07)	(0.04)	(0.15)
	$0.22	$(0.03)	$0.56	$0.31
Diluted:
Continuing Operations	$0.22	$0.04	$0.60	$0.46
Discontinued Operations	-	(0.07)	(0.04)	(0.15)
	$0.22	$(0.03)	$0.56	$0.31

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$18,028	$9,795
Less: Loss from discontinued operations	(1,291)	(4,937)
Income from continuing operations, net of tax	19,319	14,732
Adjustments to reconcile income from continuing operations
to net cash flows provided by (used in) operating activities:
Deferred income tax expense	9,969	7,216
Net realized investment (gains) losses	(1,072)	4,983
Stock-based compensation	1,042	1,917
Depreciation and amortization	3,953	3,854
Change in:
Premiums receivable and unearned premiums, net	3,559	16,555
Dividends to policyholders	(685)	(689)
Reinsurance receivables	18,881	(28,574)
Prepaid reinsurance premiums	(11,304)	9,310
Unpaid losses and loss adjustment expenses	17,682	34,113
Funds held by reinsureds	(4,869)	(6,874)
Reinsurance funds held and balances payable	8,737	(5,139)
Accrued investment income	(405)	(336)
Deferred acquisition costs	(1,645)	(5,913)
Accounts payable, accrued expenses and other liabilities	13,415	(4,892)
Other, net	(2,851)	(19,235)
Discontinued operations	(52,947)	(67,809)
Net cash flows provided by (used in) operating activities	20,779	(46,781)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(330,982)	(304,476)
Maturities and calls	51,889	33,212
Sales	252,127	277,601
Net purchases of short-term investments	(16,927)	(9,911)
Net purchases of other investments	(11,148)	(2,334)
Purchase of subsidiaries, net of cash received	(795)	(7,402)
Sale of other assets	-	2,120
Other, net	(7,139)	(6,751)
Discontinued operations	45,189	61,005
Net cash flows provided by (used in) investing activities	(17,786)	43,064

Cash flows from financing activities:
Shares purchased under stock-based compensation plans	(484)	(11)
Repayments of long-term debt	-	(5,766)
Proceeds from exercise of stock options	-	1,195
Other payments to discontinued operations	(6,881)	(1,831)
Discontinued operations	6,881	1,831
Net cash flows used in financing activities	(484)	(4,582)

Net increase (decrease) in cash	2,509	(8,299)
Cash - beginning of year	11,872	21,493
Cash - end of period (a)	$14,381	$13,194

Supplementary cash flow information (continuing operations):
Interest paid	$7,351	$8,306
Income tax paid	$664	$345

(a)	Includes cash from discontinued operations of $494 and $692 as of September 30, 2009 and 2008, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net income (loss)	$7,209	$(1,059)	$18,028	$9,795

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period, net of tax	23,027	(20,102)	35,802	(29,315)
Portion of other than temporary impairment losses
recognized in other comprehensive income,
net of deferred income tax benefit of $114	211	-	-	-
Less: reclassification adjustment for (gains) losses
included in net income (loss), net of tax (expense)
benefit: ($278) and $2,775 for the three months
ended September 30, 2009 and 2008; ($375) and
$1,734 for the nine months ended September 30, 2009
and 2008	(517)	5,154	(697)	3,221

Total unrealized gains (losses) on securities, net of tax	22,721	(14,948)	35,105	(26,094)

Net periodic benefit cost, net of tax expense (benefit): $95 and
($3,985) for the three months ended September 30, 2009 and 2008;
$283 and ($3,961) for the nine months ended September 30, 2009
and 2008	176	(7,401)	526	(7,357)
Unrealized gains (losses) from derivative instruments designated as cash flow hedges, net of tax expense (benefit): ($16) and
($31) for the three months ended September 30, 2009 and 2008;
$160 and ($17) for the nine months ended September 30, 2009
and 2008	(30)	(57)	298	(32)
Foreign currency translation losses, net of tax
benefit: $2 for the nine months ended September 30, 2008	-	-	-	(3)

Other comprehensive income (loss), net of tax	22,867	(22,406)	35,929	(33,486)

Comprehensive income (loss)	$30,076	$(23,465)	$53,957	$(23,691)

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  In preparing the accompanying financial statements, management has evaluated subsequent events through November 3, 2009.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2008 Annual Report on Form 10-K.

B.  Recent Accounting Pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The guidance provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other Than Temporary Impairments.”  This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other than temporary impairment exists but management does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other than temporary impairment recognized in the income statement.  The other than temporary impairment is separated into (a) the amount of the total other than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other than temporary impairment related to all other factors.  The amount of the total other than temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other than temporary impairment related to all other factors is recognized in other comprehensive income.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

In May 2009, the FASB issued guidance on “Subsequent Events.”  This guidance establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

The Company’s adoption of this guidance in 2009 did not have a material impact on its financial condition, results of operations or liquidity.

Accounting guidance not yet effective
In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets.”  This guidance requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance will have a material impact on its financial condition, results of operations or liquidity.

3.  INTANGIBLE ASSETS

Changes in the gross and net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257
Accumulated amortization	(909)	-	-	(909)
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Amortization	(612)	-	-	(612)
Other adjustments	-	-	225	225
Net balance at September 30, 2009	7,369	4,312	18,280	29,961

Accumulated amortization	1,521	-	-	1,521
Gross balance at September 30, 2009	$8,890	$4,312	$18,280	$31,482

On April 1, 2009, the Company paid $795,000 to the former shareholders of Midlands for contractual earn-out payments related to 2008.  The Company expects to recognize $204,000 of amortization expense for the remainder of 2009, $816,000 per year over the next five years and $3.1 million thereafter.

Annual impairment testing was performed during the second quarter of 2009 on the intangible assets that relate to the
Company’s acquisitions of Midlands and PMA Management Corp. of New England, Inc.  Based upon this review, these assets were not impaired.

4.  DISCONTINUED OPERATIONS

On March 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  On May 22, 2008, Armour Re filed the Form A application with the Pennsylvania Insurance Department, which formally started the regulatory review process.  On November 3, 2009, additional information regarding the Form A was filed with the Department.  Subject to the approval of the transaction by the Pennsylvania Insurance Department under the revised terms, the Company would make a capital contribution of $13 million at the closing of the sale.  This contribution will include cash of $3 million and a note payable in two equal installments of $5 million in 2010 and 2011.  The revised terms also include capital support agreements provided by the Company to the Run-off Operations in the event that its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $46 million and any payments with respect to the supported lines of business are not expected to commence until 2018 and may extend to 2052.  Under GAAP guidance for “Guarantees,” which requires guarantees to be recorded at fair value at inception, the Company estimates that the fair value of the capital support is approximately $13 million.  Upon the closing of the transaction, the Company expects to record an after-tax charge of approximately $17 million related to the impact of the capital contribution and the additional capital support.  The Company and Armour Re have mutually agreed to extend the termination date of the Agreement to December 31, 2009.

The Company has reclassified the results of operations, including the related tax effects, and the assets and liabilities related to its Run-off Operations to discontinued operations.  The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums earned	$(2)	$517	$2,288	$1,554
Net investment income	(1,066)	(663)	(2,881)	(986)
Net realized investment gains (losses)	312	107	(313)	138
	(756)	(39)	(906)	706

Losses and loss adjustment expenses	(175)	10,201	1,864	20,031
Acquisition expenses	104	(146)	1,423	107
Operating expenses	2,101	2,054	7,075	6,788
Valuation adjustment	(2,722)	(8,594)	(9,281)	(18,624)
	(692)	3,515	1,081	8,302

Income tax benefit	(24)	(1,244)	(696)	(2,659)
Loss from discontinued operations, net of tax	$(40)	$(2,310)	$(1,291)	$(4,937)

The losses from discontinued operations in the first nine months of 2009 and 2008 related primarily to adverse loss development.  For both the three- and nine-month periods ended September 30, 2009 and 2008, the valuation adjustment reflects activity at the discontinued operations which is not expected to affect the sale proceeds at closing.  The activity in the valuation adjustment has been partially offset by reductions to the cash amount expected to be received at closing.

Condensed balance sheet information of the discontinued operations is included below:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2009	2008

Assets:
Investments	$100,296	$146,033
Cash	494	1,371
Reinsurance receivables	81,887	94,956
Other assets	9,754	1,303
Assets of discontinued operations	$192,431	$243,663

Liabilities:
Unpaid losses and loss adjustment expenses	$193,051	$247,442
Other liabilities	22,647	24,260
Liabilities of discontinued operations	$215,698	$271,702

At September 30, 2009 and December 31, 2008, 51% and 63%, respectively, of the investment portfolio was comprised of short-term investments.

The following table provides the fair value measurements of the discontinued operations’ fixed maturities by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

			Fair Value Measurements at Reporting Date Using
(dollar amounts in thousands)			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	As of date:	Fair Value	(Level 1)	(Level 2)	(Level 3)

Fixed maturities trading	9/30/2009	$48,827	$8,672	$40,155	$-

Fixed maturities trading	12/31/2008	$53,875	$9,335	$44,540	$-

See Note 12 for information regarding the Company’s categorization of the fair value of its financial instruments.

5.  INVESTMENTS

The cost or amortized cost and fair value of the Company’s investment portfolio were as follows:

		Included in Accumulated Other
		Comprehensive Loss
			Gross Unrealized Losses
	Cost or	Gross	Non-OTTI	OTTI
	Amortized	Unrealized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Losses (1)	Value

September 30, 2009
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$89,377	$2,671	$131	$-	$91,917
States, political subdivisions and foreign government securities	85,581	5,008	67	-	90,522
Corporate debt securities	222,047	12,612	446	-	234,213
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	87,599	66	6,237	-	81,428
Residential mortgage-backed securities (Agency)	249,431	7,327	28	-	256,730
Residential mortgage-backed securities (Non-Agency)	23,066	133	782	-	22,417
Other asset-backed securities	40,487	795	1,420	-	39,862
Total fixed maturities available for sale	797,588	28,612	9,111	-	817,089
Short-term investments	62,004	-	-	-	62,004
Other investments	20,302	2,690	323	-	22,669
Total investments	$879,894	$31,302	$9,434	$-	$901,762

December 31, 2008
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$65,353	$6,592	$38	$-	$71,907
States, political subdivisions and foreign government securities	44,126	368	1,307	-	43,187
Corporate debt securities	224,057	2,038	9,271	-	216,824
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	160,232	-	26,970	-	133,262
Residential mortgage-backed securities (Agency)	168,840	6,864	27	-	175,677
Residential mortgage-backed securities (Non-Agency)	32,796	1	2,385	-	30,412
Other asset-backed securities	54,402	1	6,624	-	47,779
Total fixed maturities available for sale	749,806	15,864	46,622	-	719,048
Short-term investments	45,066	-	-	-	45,066
Other investments	9,509	39	1,421	-	8,127
Total investments	$804,381	$15,903	$48,043	$-	$772,241

(1) Represents the total other than temporary impairments ("OTTI") recognized in accumulated other comprehensive loss.

The amortized cost and fair value of fixed maturities available for sale at September 30, 2009, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2009	$3,683	$3,752
2010-2013	147,893	155,628
2014-2018	101,711	106,680
2019 and thereafter	143,718	150,592
Mortgage-backed and other asset-backed securities	400,583	400,437
	$797,588	$817,089

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Fixed maturities	$9,995	$9,653	$29,372	$28,627
Short-term investments	62	289	285	1,375
Other	568	366	1,340	1,344
Gross investment income	10,625	10,308	30,997	31,346
Investment expenses	(640)	(822)	(2,195)	(2,321)
Interest on funds held	(463)	(616)	(1,262)	(1,680)
Net investment income	$9,522	$8,870	$27,540	$27,345

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in millions)	Value	Loss (1)	Value	Loss (1)	Value	Loss (1)

September 30, 2009

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$1.8	$(0.1)	$0.2	$-	$2.0	$(0.1)
States, political subdivisions and foreign government securities	-	-	8.2	(0.1)	8.2	(0.1)
Corporate debt securities	-	-	8.8	(0.5)	8.8	(0.5)
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	72.2	(6.2)	72.2	(6.2)
Residential mortgage-backed securities (Agency)	11.9	-	-	-	11.9	-
Residential mortgage-backed securities (Non-Agency)	-	-	12.8	(0.8)	12.8	(0.8)
Other asset-backed securities	-	-	15.7	(1.4)	15.7	(1.4)
Total fixed maturities available for sale	13.7	(0.1)	117.9	(9.0)	131.6	(9.1)
Other investments	2.7	-	6.4	(0.3)	9.1	(0.3)
Total investments	$16.4	$(0.1)	$124.3	$(9.3)	$140.7	$(9.4)

December 31, 2008

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$8.1	$-	$-	$-	$8.1	$-
States, political subdivisions and foreign government securities	27.3	(1.3)	0.1	-	27.4	(1.3)
Corporate debt securities	135.0	(8.0)	8.0	(1.3)	143.0	(9.3)
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	62.6	(7.9)	70.6	(19.1)	133.2	(27.0)
Residential mortgage-backed securities (Agency)	1.5	-	3.1	-	4.6	-
Residential mortgage-backed securities (Non-Agency)	29.8	(2.4)	0.6	-	30.4	(2.4)
Other asset-backed securities	38.1	(3.4)	8.5	(3.2)	46.6	(6.6)
Total fixed maturities available for sale	302.4	(23.0)	90.9	(23.6)	393.3	(46.6)
Other investments	3.9	(0.6)	1.6	(0.8)	5.5	(1.4)
Total investments	$306.3	$(23.6)	$92.5	$(24.4)	$398.8	$(48.0)

(1) Gross unrealized losses include non-OTTI unrealized losses recognized in accumulated other comprehensive loss at September 30, 2009.

There were a total of 57 investment securities in an unrealized loss position at September 30, 2009.  Of the 57 investment securities, 52 have been in an unrealized loss position for 12 months or more and have an average unrealized loss per security of approximately $178,000.  Of these 52 securities, 15 are commercial mortgage-backed securities (“CMBS”) that had a total fair value of $72.2 million, or 92% of their combined amortized cost, and unrealized losses of $6.2 million at

September 30, 2009.  There are also eight asset-backed securities, whose underlying collateral are non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $15.7 million and unrealized losses of $1.4 million.

The Company reviews the securities in its investment portfolio on a periodic basis to specifically identify individual securities that have incurred an other than temporary decline in fair value below cost or amortized cost.  As part of its periodic review process, management utilizes information received from its outside professional asset manager to assess each issuer’s current credit situation.  This review encompasses, among other things, recent issuer activities, such as defaults, quarterly earnings announcements, and other pertinent financial news for the issuer, recent developments and economic outlooks for particular industries, rating agency actions, and the length of time and extent to which fair value has been less than cost or amortized cost.  When management’s review identifies an other than temporary impairment in the valuation of a fixed income security, it compares its projected discounted cash flows to the amortized cost in order to determine the credit related portion and the non-credit related portion of the loss.  The credit related portion is recorded as a charge in the statement of operations while the non-credit related portion is recorded through other comprehensive income in the balance sheet.

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

As a result of management’s review, the Company recorded other than temporary impairments of $4.9 million pre-tax during the first nine months of 2009.  Of these impairments, $4.4 million related to the write-down of a portion of the Company’s CMBS portfolio that was sold in order to reduce its exposure to this asset sector.  These write-downs were measured based on public market prices.

The remaining impairments recorded in the first nine months of 2009 consisted of three structured securities and one real estate investment trust security.  The one security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss because it was determined the present value of the future cash flows expected to be received over the security’s expected remaining life fell below its amortized cost.  The security was sold in the third quarter.  The Company intends to sell the remaining securities once market conditions allow.

Net realized investment gains (losses) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Sales of investments:
Realized gains	$3,608	$1,411	$9,004	$5,577
Realized losses	(2,813)	(193)	(2,994)	(1,385)
Other than temporary impairments	-	(9,147)	(4,938)	(9,147)
Other	-	-	-	(28)
Net realized investment gains (losses)	$795	$(7,929)	$1,072	$(4,983)

Total other than temporary impairments consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Total other than temporary impairments	$325	$(9,147)	$(4,938)	$(9,147)
Portion of loss recognized in other
comprehensive income (before taxes)	(325)	-	-	-
Net impairment losses recognized in earnings	$-	$(9,147)	$(4,938)	$(9,147)

The following table presents the change in other than temporary credit related impairment charges on fixed income securities for which a portion of the other than temporary impairments related to other factors and was recognized in other comprehensive income:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollar amounts in thousands)	2009	2009

Credit related impairments on fixed maturities:
Beginning balance	$11	$-
Impairments not previously recognized	-	11
Security sold	(11)	(11)
Ending balance as of September 30, 2009	$-	$-

6.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At September 30, 2009, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its ongoing insurance business was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to September 30, 2009 that had not yet been reported to the Company.  At September 30, 2009, the estimate for such amounts recorded as liabilities of discontinued operations was $193 million.

Management believes that its unpaid losses and LAE are fairly stated at September 30, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2009, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

In July 2009, the Company commuted its reinsurance with Houston Casualty Company.  This reinsurance covered workers’ compensation business written in 1999 and 2000.  As a result of this commutation, the Company received cash of $43.9 million and reduced its reinsurance receivables.  This commutation did not have a material impact on the Company’s results of operations, but did improve liquidity by the amount of cash received.

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Premiums written:
Direct	$161,965	$148,193	$432,924	$387,716
Assumed	2,374	3,305	8,909	8,982
Ceded	(45,080)	(27,503)	(124,294)	(79,774)
Net	$119,259	$123,995	$317,539	$316,924
Premiums earned:
Direct	$141,457	$120,590	$417,651	$364,791
Assumed	2,438	3,249	9,644	10,781
Ceded	(41,467)	(25,865)	(112,988)	(89,082)
Net	$102,428	$97,974	$314,307	$286,490
Losses and LAE:
Direct	$81,316	$87,267	$280,620	$268,357
Assumed	1,950	2,599	7,715	8,626
Ceded	(13,108)	(21,206)	(68,908)	(76,829)
Net	$70,158	$68,660	$219,427	$200,154

Included in direct premiums written were amounts written under fronting arrangements of $10.9 million and $40.2 million during the three and nine months ended September 30, 2009, and $2.8 million and $13.0 million during the three and nine months ended September 30, 2008.  Ceded premiums written included amounts written under fronting arrangements of $9.4 million and $34.6 million during the three and nine months ended September 30, 2009, and $2.7 million and $12.5 million for the same periods last year.

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

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of September 30, 2009 and December 31, 2008, the Company had recorded liabilities of $8.5 million and $7.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the balance sheet.

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

The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about the Company’s liability for unpaid losses and loss adjustment expenses, see Note 6.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

9.  SHAREHOLDERS’ EQUITY

On August 6, 2009, the Company’s Board of Directors terminated its existing shareholder rights plan and adopted a new plan.  Under the new plan, shareholders of record at the close of business on August 17, 2009 received a dividend distribution of one preferred share purchase right for every share of Class A Common Stock held.  Subject to certain limited exceptions, if any person or group becomes a 5% shareholder of PMA Capital without first obtaining the approval of the Company’s Board, holders of the rights would become entitled to purchase securities of the Company that would significantly dilute the voting power and economic ownership of the acquiring shareholder.  Rights owned by the acquiring shareholder would become void.

The new plan is designed to protect the Company’s ability to use its tax net operating loss carryforwards (“NOLs”) to reduce potential future federal income tax obligations as an ownership change, as defined by the Internal Revenue Service, would severely limit the Company’s ability to use the NOLs and the value of the NOLs would, therefore, be significantly impaired.

Shareholders will have the opportunity to approve the plan at the Company’s next annual meeting of shareholders.  The plan will expire on August 6, 2010 if not approved by shareholders before that date.  The rights plan terminates if Section 382 of the Internal Revenue Code is repealed or if the Company utilizes all of its NOLs and other tax assets that are subject to limitation under Section 382.  The latest that the rights plan will expire is August 6, 2019.

10.  STOCK-BASED COMPENSATION

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, the Company grants restricted and unrestricted shares of its Class A Common Stock and, in the past, has granted options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted and unrestricted stock is valued at the market value of the Class A Common Stock on the date of grant and restricted shares generally vest over periods ranging between one and three years.  The Company recognized stock-based compensation expense of $99,000 and $695,000 for the third quarters of 2009 and 2008, and $1.0 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Information regarding changes in the Company’s outstanding stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, January 1, 2009	1,211,786	$9.68
Options forfeited or expired	(77,500)	19.50
Options outstanding and exercisable, September 30, 2009	1,134,286	$9.01	4.27	$-
Option price range at September 30, 2009	$5.78 to $21.50

Information regarding the Company’s restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock at January 1, 2009	62,917	$9.56
Granted	33,000	4.72
Vested	(53,675)	9.54
Restricted stock at September 30, 2009	42,242	$5.81

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $49,000 and $242,000 for the three and nine months ended September 30, 2009, and was $120,000 and $392,000 for the same periods last year.

In the first quarter of each of the last three years, the Compensation Committee approved Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers approximately three years from the date of the plan’s approval if certain performance objectives are met by the Company.  The Company recognized expenses related to its long term incentive plans of $50,000 and $800,000 for the three and nine months ended September 30, 2009, and $575,000 and $1.5 million for the same periods last year.

On March 13, 2009, the Company issued shares from its treasury related to the payout of its 2006 Officer Long Term Incentive Plan.  The total fair value of the awards was $1.5 million, which consisted of 362,726 shares awarded at a market value of $4.02 per share, and was accrued prior to issuance.  Employees who received the award were given the option to remit either cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During the first nine months of 2009, employees remitted 119,912 shares to the Company to satisfy their payment of withholding taxes for this award, as well as other vested awards relating to restricted stock grants.

11.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Denominator:
Basic shares	32,199,000	31,888,038	32,111,928	31,792,400
Dilutive effect of:
Stock options	-	249,045	-	215,278
Restricted stock	42,720	63,471	51,546	68,124
Convertible debt	2,749	-	2,749	26,663
Total diluted shares	32,244,469	32,200,554	32,166,223	32,102,465

The effects of 1.1 million stock options were excluded from the computations of diluted earnings per share for both the three and nine months ended September 30, 2009, and the effects of 230,000 and 328,000 stock options were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because they were anti-dilutive.

Diluted shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 also do not assume the effects of the potential conversion of the Company’s convertible debt into 24,000 and 3,000 shares of Class A Common Stock, respectively, because they were anti-dilutive.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2009, the carrying amounts for the Company’s financial instruments, except for its 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”), approximated their estimated fair value.  The Company measures the fair value of fixed maturities, other investments and its debt based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

The carrying amount reported for the Senior Notes in the balance sheets as of September 30, 2009 and December 31, 2008 was $54.9 million.  Based upon the quoted market price, the Company determined the fair value of its Senior Notes to be $46.0 million at September 30, 2009 and $42.0 million at December 31, 2008.

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

The following tables provide the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at September 30, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$91,917	$48,092	$43,825	$-
States, political subdivisions and foreign government securities	90,522	-	90,522	-
Corporate debt securities	234,213	-	233,155	1,058
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	81,428	-	81,428	-
Residential mortgage-backed securities (Agency)	256,730	-	256,730	-
Residential mortgage-backed securities (Non-Agency)	22,417	-	22,417	-
Other asset-backed securities	39,862	-	38,782	1,080
Total fixed maturities available for sale	817,089	48,092	766,859	2,138
Other investments	22,669	9,104	13,565	-
Total	$839,758	$57,196	$780,424	$2,138

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,287	$-	$2,287	$-

		Fair Value Measurements at December 31, 2008 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$71,907	$40,367	$31,540	$-
States, political subdivisions and foreign government securities	43,187	-	43,187	-
Corporate debt securities	216,824	-	214,575	2,249
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	133,262	-	133,262	-
Residential mortgage-backed securities (Agency)	175,677	-	175,677	-
Residential mortgage-backed securities (Non-Agency)	30,412	-	30,412	-
Other asset-backed securities	47,779	-	47,779	-
Total fixed maturities available for sale	719,048	40,367	676,432	2,249
Other investments	8,127	8,127	-	-
Total	$727,175	$48,494	$676,432	$2,249

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,745	$-	$2,745	$-

At September 30, 2009, for the Level 3 securities whose prices were not obtained from the public markets, which included two privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted U.S. Government Sponsored Enterprise securities, the Company utilized a discounted cash flow valuation model to approximate their current fair value.

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Beginning balance	$2,418	$2,500	$2,249	$1,000
Purchases (maturities)	(442)	-	(1,442)	1,500
Net unrealized gains included in other comprehensive income	162	-	1,031	-
Transfers into Level 3	-	-	300	-
Ending balance as of September 30,	$2,138	$2,500	$2,138	$2,500

13.  BUSINESS SEGMENTS

The Company’s total revenues, substantially all of which are generated within the U.S., and pre-tax operating income (loss) by principal business segment are presented in the table below.

Operating income, which the Company defines as GAAP net income (loss) excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by the Company’s management and Board of Directors to evaluate and assess the results of its businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of the Company’s consolidated results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Revenues:
The PMA Insurance Group	$112,001	$106,872	$342,138	$315,799
Fee-based Business	20,553	18,822	59,801	51,531
Corporate and Other	(486)	(392)	(1,509)	(876)
Net realized investment gains (losses)	795	(7,929)	1,072	(4,983)
Total revenues	$132,863	$117,373	$401,502	$361,471

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,616	$13,325	$38,768	$38,285
Fee-based Business	1,574	1,929	5,112	5,316
Corporate and Other	(4,768)	(5,319)	(14,935)	(15,754)
Pre-tax operating income	10,422	9,935	28,945	27,847
Income tax expense	3,690	3,530	10,323	9,876
Operating income	6,732	6,405	18,622	17,971
Realized investment gains (losses) after tax	517	(5,154)	697	(3,239)
Income from continuing operations	7,249	1,251	19,319	14,732
Loss from discontinued operations, net of tax	(40)	(2,310)	(1,291)	(4,937)
Net income (loss)	$7,209	$(1,059)	$18,028	$9,795

Net premiums earned by principal business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

The PMA Insurance Group:
Workers' compensation	$93,302	$89,840	$285,577	$261,638
Commercial automobile	5,992	5,614	17,068	16,201
Commercial multi-peril	1,711	1,015	7,172	5,411
Other	1,581	1,627	4,938	3,611
Total net premiums earned	102,586	98,096	314,755	286,861
Corporate and Other	(158)	(122)	(448)	(371)
Consolidated net premiums earned	$102,428	$97,974	$314,307	$286,490

The Company’s total assets by principal business segment were as follows:

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2009	2008

The PMA Insurance Group	$2,217,819	$2,087,006
Fee-based Business	95,442	91,744
Corporate and Other (1)	69,845	80,303
Assets of discontinued operations	192,431	243,663
Total assets	$2,575,537	$2,502,716

(1) Corporate and Other includes the effects of eliminating transactions between the ongoing business segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of September 30, 2009, compared with December 31, 2008, and our results of operations for the three and nine months ended September 30, 2009, compared with the same periods last year.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See the “Cautionary Note Regarding Forward-Looking Statements” on page 36 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A. Risk Factors” in our 2008 Form 10-K for a further discussion of risks that could materially affect our business.

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

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $162.1 million in the third quarter of 2009, compared to $148.3 million in the same period last year.  Direct premiums written in the first nine months of 2009 were $433.4 million, compared to $388.1 million during the same period last year.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

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

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves representing estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, including legal and other fees, and general expenses of administering the claims adjustment process.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We would incur a charge to earnings in any period our reserves are increased.

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $20.6 million in the third quarter of 2009, compared to $18.8 million in the third quarter of 2008.  Revenues in the first nine months of 2009 were $59.8 million, compared to $51.5 million for the same period last year.  Payments made at this segment primarily consist of operating expenses, which include internal expenses to operate the business, managed care vendor expenses and commissions paid to sub-producers.

In 2007, we began reporting the results of our Run-off Operations as discontinued operations which requires that the balance sheets be presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations be presented with the net results from discontinued operations shown after the results from continuing operations.  Our Run-off Operations includes our reinsurance and excess and surplus lines businesses, which we placed into run-off in

2003 and 2002, respectively.  The sale of our Run-off Operations is currently pending regulatory approval from the Pennsylvania Insurance Department.

RESULTS OF OPERATIONS

Consolidated Results

We had net income of $7.2 million for the third quarter of 2009, compared to a net loss of $1.1 million for the third quarter of 2008.  Operating income, which we define as net income (loss) excluding realized gains (losses) and results from discontinued operations, was $6.7 million for the three months ended September 30, 2009, compared to $6.4 million for the same period last year.  For the first nine months of 2009, we had net income of $18.0 million, compared to $9.8 million for the first nine months of 2008.  Operating income for the first nine months of 2009 was $18.6 million, compared to $18.0 million for the same period last year.  Included in net income and operating income for the nine months ended September 30, 2008 was an after-tax gain of $1.4 million, which resulted from the sale of a property at The PMA Insurance Group.

Income from continuing operations included the following after-tax net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Net realized investment gains (losses) after tax:
Sales of investments	$517	$792	$3,907	$2,725
Other than temporary impairments	-	(5,946)	(3,210)	(5,946)
Other	-	-	-	(18)
Net realized investment gains (losses) after tax	$517	$(5,154)	$697	$(3,239)

Consolidated revenues for the third quarter of 2009 were $132.9 million, compared to $117.4 million for the same period last year.  Consolidated revenues for the first nine months of 2009 were $401.5 million, compared to $361.5 million for the same period in 2008.  The increases in consolidated revenues primarily reflected increases in net premiums earned, claims service revenues and net realized gains (losses).  Net premiums earned were $102.4 million in the third quarter of 2009, compared to $98.0 million in the same period a year ago.  Net premiums earned were $314.3 million for the first nine months of 2009, compared to $286.5 million for the same period last year.  Claims service revenues were $17.1 million in the third quarter of 2009, compared to $15.7 million in the third quarter of 2008, and claims service revenues were $49.6 million in the first nine months of 2009, compared to $40.6 million in the first nine months of 2008.  The increases in net realized gains (losses) were primarily due to lower other than temporary impairments recorded in 2009, compared to 2008.

In addition to providing consolidated net income (loss), we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income, which we define as GAAP net income (loss) excluding net realized investment gains and losses and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$13,616	$13,325	$38,768	$38,285
Fee-based Business	1,574	1,929	5,112	5,316
Corporate and Other	(4,768)	(5,319)	(14,935)	(15,754)
Pre-tax operating income	10,422	9,935	28,945	27,847
Income tax expense	3,690	3,530	10,323	9,876
Operating income	6,732	6,405	18,622	17,971
Realized investment gains (losses) after tax	517	(5,154)	697	(3,239)
Income from continuing operations	7,249	1,251	19,319	14,732
Loss from discontinued operations, net of tax	(40)	(2,310)	(1,291)	(4,937)
Net income (loss)	$7,209	$(1,059)	$18,028	$9,795

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

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums written	$119,417	$124,117	$317,987	$317,295

Net premiums earned	$102,586	$98,096	$314,755	$286,861
Net investment income	9,415	8,776	27,383	26,818
Other revenues	-	-	-	2,120
Total revenues	112,001	106,872	342,138	315,799

Losses and LAE	70,158	68,660	219,427	200,154
Acquisition and operating expenses	25,306	23,527	77,762	73,223
Dividends to policyholders	2,786	1,169	5,743	3,544
Total losses and expenses	98,250	93,356	302,932	276,921

Operating income before income
taxes and interest expense	13,751	13,516	39,206	38,878

Interest expense	135	191	438	593
Pre-tax operating income	$13,616	$13,325	$38,768	$38,285

Combined ratio	95.8%	95.2%	96.2%	96.5%
Less: net investment income ratio	9.2%	8.9%	8.7%	9.3%
Operating ratio	86.6%	86.3%	87.5%	87.2%

The PMA Insurance Group reported pre-tax operating income of $13.6 million for the third quarter of 2009, compared to $13.3 million for the same period last year.  Year-to-date pre-tax operating income increased to $38.8 million, compared to $38.3 million for the first nine months of 2008.  The increase in the third quarter of 2009 primarily reflected higher net investment income.  The year-to-date increase was mainly attributable to higher net premiums earned and an improved underwriting margin, as reflected in our lower combined ratio.  Results for the first nine months of 2008 included a pre-tax gain of $2.1 million, which resulted from the sale of a property that housed one of our branch offices.

Premiums

Direct premium production increased during the third quarter and first nine months of 2009, compared to the same periods last year.  The increases for both periods reflected an increase in the amount of captive accounts business written in 2009, compared to 2008, which were partially offset by declines in workers’ compensation direct premium production.  We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Direct premium production	$154,754	$150,547	$404,333	$393,891
Fronting premiums	10,890	2,776	40,189	13,032
Premium adjustments	(3,521)	(5,008)	(11,150)	(18,836)
Direct premiums written	$162,123	$148,315	$433,372	$388,087

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Workers' compensation:
Direct premiums written	$136,174	$131,491	$359,696	$339,917
Premiums assumed	2,355	3,265	8,857	8,872
Premiums ceded	(28,078)	(19,843)	(81,688)	(60,874)
Net premiums written	$110,451	$114,913	$286,865	$287,915
Commercial lines:
Direct premiums written	$25,949	$16,824	$73,676	$48,170
Premiums assumed	19	40	52	110
Premiums ceded	(17,002)	(7,660)	(42,606)	(18,900)
Net premiums written	$8,966	$9,204	$31,122	$29,380
Total:
Direct premiums written	$162,123	$148,315	$433,372	$388,087
Premiums assumed	2,374	3,305	8,909	8,982
Premiums ceded	(45,080)	(27,503)	(124,294)	(79,774)
Net premiums written	$119,417	$124,117	$317,987	$317,295

Direct workers’ compensation premiums written were $136.2 million in the third quarter of 2009, compared to $131.5 million during the same period last year.  The increase for the quarter was primarily due to more premiums written under fronting arrangements.  Direct workers’ compensation premiums written during the first nine months of 2009 were $359.7 million, compared to $339.9 million during the first nine months of 2008.  The year-to-date increase was primarily due to more premiums written under fronting arrangements and, to a lesser extent, a lower amount of return premium adjustments.  The increases for both periods were partially offset by declines in workers’ compensation direct premium production of $4.3 million for the quarter and $14.9 million for the first nine months of 2009.  Fronting premiums increased for both periods in 2009, primarily as a result of the two fronting arrangements we entered into during August 2008.  The year-to-date decrease in premium adjustments primarily reflected a lower amount of return premium adjustments on loss-sensitive products where the insured shares in the underwriting result of the policy.  We write these retrospective products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with us.

Excluding fronting business, we wrote $17.4 million and $65.2 million of new workers’ compensation business in the third quarter and first nine months of 2009, compared to $35.3 million and $86.8 million during the same periods last year.  The declines primarily reflect a lower amount of rate-sensitive new business.  Pricing on our rate-sensitive workers’ compensation business increased 1% during the third quarter of 2009, compared to a 7% decrease during the third quarter last year, and on a year-to-date basis, it declined 1% during 2009, compared to a 7% decrease during 2008.  Our pricing on this business increased for the first quarter since early 2006.

Payrolls on our renewal customer base decreased by 1% in the first nine months of 2009, compared to the same period in 2008.  Our renewal retention rates on existing workers’ compensation accounts were 84% for the third quarter and 81% for the first nine months of 2009, compared to 88% and 86% for the same periods in 2008.  The decline in the retention rates in 2009 primarily reflected lower retentions on rate-sensitive middle-market business as we continue to maintain disciplined underwriting standards in a price competitive environment.  While retention rates were also down on loss-sensitive workers’ compensation business, the decrease was lower than that on rate-sensitive business and retention rates remained higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $25.9 million in the third quarter of 2009, compared to $16.8 million for the same period last year.  For the first nine months of the year, direct premiums written for Commercial Lines were $73.7 million in 2009, compared to $48.2 million in 2008.  New business increased to $10.8 million in the third quarter of 2009, up from $4.1 million in the third quarter of 2008, and new business for the first nine months in 2009 increased to $34.5 million, compared to $13.0 million for the same period last year.  The growth in new business in 2009 related primarily to captive accounts where we earn fees and cede a substantial portion of the premiums and associated underwriting risk.  Our renewal retention rate on existing Commercial Lines accounts was 89% for the third quarter of 2009, compared to 92% for the third quarter of 2008, and our renewal retention rate was 87% for the first nine months of 2009, compared to 88% for the same period in 2008.  Overall pricing on Commercial Lines declined 1% during the first nine months of 2009, compared to a 6% decrease during the same period last year.

Premiums ceded on workers’ compensation business increased by $8.2 million and $20.8 million during the third quarter and first nine months of 2009, compared to the same periods in 2008.  The increases were primarily due to more premiums ceded under our fronting arrangements.  Premiums ceded on Commercial Lines business increased by $9.3 million and $23.7 million during the third quarter and first nine months of 2009, compared to the same periods last year, mainly resulting from increases in the amount of Commercial Lines business sold to captive accounts, where a substantial portion of the direct premiums are ceded.

In total, net premiums written decreased 4% during the third quarter of 2009, compared to the same period last year, due primarily to a decline in new rate-sensitive workers’ compensation business written during the quarter.  Net premiums earned increased 5% during the third quarter of 2009 and 10% for the first nine months of 2009, compared to the same periods last year.  The increases in both periods reflect the increase in direct premiums written over the past year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss and LAE ratio	68.4%	70.0%	69.7%	69.8%
Expense ratio:
Acquisition expense	15.7%	16.2%	16.8%	17.5%
Operating expense	9.0%	7.8%	7.9%	8.0%
Total expense ratio	24.7%	24.0%	24.7%	25.5%
Policyholders' dividend ratio	2.7%	1.2%	1.8%	1.2%
Combined ratio	95.8%	95.2%	96.2%	96.5%

The loss and LAE ratio decreased by 1.6 points during the third quarter of 2009, compared to the same period last year.  This improvement in loss experience primarily reflected the impact of our managed care initiatives, and also related to modest favorable prior year development in our captive business, which was offset by the increase in the policyholders’ dividend ratio, as discussed below.  The loss and LAE ratio remained relatively flat during the first nine months of 2009, compared to the first nine months of 2008, as the lower loss experience on our captive accounts business was offset by the first quarter reduction in audit premiums.  While payrolls on our renewal book have been stable overall, the 1% decrease was lower than the rate of growth we experienced in 2008.  As a result of the decrease, we reduced our accrual for additional audit premiums by $3.3 million during the first quarter of 2009.  Key loss indicators are in line with our expectations for this business, and we will continue to evaluate loss activity on these accounts as they mature, but we did not reduce our expectation of losses on these policies, which were primarily written in 2007 and 2008.  Although pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business were below overall estimated loss trends, our current accident year loss and LAE ratio remained consistent between periods as we continued to benefit in the first nine months of 2009 from changes in the type of workers’ compensation products selected by our insureds and from our managed care initiatives.  We estimate our medical cost inflation to be 6.0% in the first nine months of 2009, compared to our estimate of 6.5% in the first nine months of 2008.

The total expense ratio increased by 0.7 points in the third quarter of 2009, compared to the third quarter of 2008, due primarily to higher state based assessments.  During the first nine months of 2009, the total expense ratio improved by 0.8 points, compared to the same period last year, as the increase in net premiums earned outpaced the 2% increase in our controllable expenses, which include salary, benefits and other employee-related costs.  Commissions earned under our fronting arrangements reduced the acquisition expense ratios by 0.7 points and 0.6 points for the third quarter and first nine months of 2009, compared to reductions of 0.4 points and 0.7 points for the same periods in 2008, as the ceding commissions earned on this business reduce our commission expense.

The policyholders’ dividend ratios increased by 1.5 points and 0.6 points in the third quarter and first nine months of 2009, compared to the same periods last year.  The higher policyholders’ dividend ratios were primarily in our captive business and reflected better than anticipated underwriting and investment results in many of the captive programs.  In this business, the policyholders may receive a dividend based, to a large extent, on their program’s underwriting and investment results.

Net Investment Income

Net investment income was $9.4 million for the third quarter of 2009, compared to $8.8 million for the same period a year ago.  Net investment income was $27.4 million for the first nine months of 2009, compared to $26.8 million for the first nine months of 2008.  The increases for both periods in 2009 were due primarily to increases in average invested assets, which were partially offset by lower investment yields.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Claims service revenues	$17,398	$15,951	$50,515	$41,272
Commission income	2,777	2,662	8,384	9,587
Net investment income	142	118	329	397
Other revenues	236	91	573	275
Total revenues	20,553	18,822	59,801	51,531

Operating expenses	18,979	16,893	54,689	46,215

Pre-tax operating income	$1,574	$1,929	$5,112	$5,316

Our Fee-based Business reported pre-tax operating income of $5.1 million for the first nine months of 2009, compared to $5.3 million for the same period last year.  The year-to-date results were reduced by lower net commissions earned by our agency business.  The decline in net commissions was partially offset by claims service revenues that increased at a faster rate than operating expenses.  For the third quarter of 2009, pre-tax operating income was $1.6 million, compared to $1.9 million for the same period last year.  The decline in the quarter was due to operating expenses increasing at a higher rate than the increase in revenues.

Revenues

Revenues for our Fee-based Business were $20.6 million during the third quarter of 2009, compared to $18.8 million for the same period in 2008, and revenues for the first nine months of 2009 were $59.8 million, compared to $51.5 million for the first nine months of 2008.  The increases were primarily due to increases in claims service revenues of $1.4 million for the quarter and $9.2 million year-to-date.  The increase in claims service revenues for the first nine months of 2009 was partially offset by a decline in commission income of $1.2 million.  Organic claims service revenue growth in 2009 was 9% in the third quarter and 12% during the first nine months, compared to the prior year periods.  The organic growth during these periods primarily reflected increases in managed care revenues earned from existing clients and new business.  Managed care services include medical bill review, access to our preferred provider network partnerships, pharmacy discounts and nurse case management services.  Claims service revenues also increased as a result of our June 2008 acquisition of PMA Management Corp. of New England, Inc.  The year-to-date decline in commission income was mainly the result of continued soft pricing in excess workers’ compensation business.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.

Expenses

Operating expenses increased to $19.0 million in the third quarter of 2009, up from $16.9 million in the third quarter of 2008.  Year-to-date operating expenses increased to $54.7 million, compared to $46.2 million during the same period last year.  The increases in operating expenses primarily reflected additional expenses incurred in connection with the growth of our claims services revenues.  Commission expenses in the third quarter and first nine months of 2009 were $1.5 million and $4.1 million, compared to $1.3 million and $4.5 million for the third quarter and first nine months of 2008.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other reported net expenses of $4.8 million during the third quarter of 2009, compared to $5.3 million during the same period last year.  Net expenses were $14.9 million during the first nine months of 2009, compared to $15.8 million during the first nine months of 2008.  The decreases in net expenses in 2009 related primarily to lower stock-based compensation expense and lower interest expense on variable rate debt.

Discontinued Operations

Discontinued operations includes the results of our reinsurance and excess and surplus lines businesses from which we withdrew in November 2003 and May 2002, respectively.

On October 30, 2009, we amended the terms of the Stock Purchase Agreement related to the sale of our Run-off Operations to extend the termination date of the Agreement to December 31, 2009, or such later date as the parties may mutually agree.  On November 3, 2009, additional information regarding the Form A was filed with the Pennsylvania Insurance Department.  For additional information regarding the revised terms of the sale which remain subject to the approval of the Department, see Note 4, “Discontinued Operations,” to our Unaudited Condensed Consolidated Financial Statements.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our Condensed Consolidated Statements of Operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Net premiums earned	$(2)	$517	$2,288	$1,554
Net investment income	(1,066)	(663)	(2,881)	(986)
Net realized investment gains (losses)	312	107	(313)	138
	(756)	(39)	(906)	706

Losses and loss adjustment expenses	(175)	10,201	1,864	20,031
Acquisition expenses	104	(146)	1,423	107
Operating expenses	2,101	2,054	7,075	6,788
Valuation adjustment	(2,722)	(8,594)	(9,281)	(18,624)
	(692)	3,515	1,081	8,302

Income tax benefit	(24)	(1,244)	(696)	(2,659)
Loss from discontinued operations, net of tax	$(40)	$(2,310)	$(1,291)	$(4,937)

The losses from discontinued operations in the first nine months of 2009 and 2008 related primarily to adverse loss development.  Primarily as a result of the adverse loss development, we estimated that the cash to be received, or the estimated sale proceeds, and the value of the promissory note to be received at closing would each be reduced to zero.  For both the three- and nine-month periods ended September 30, 2009 and 2008, the valuation adjustment reflects activity at the discontinued operations which is not expected to affect the sale proceeds at closing.  The activity in the valuation adjustment has been partially offset by reductions to the cash amount expected to be received at closing.

Loss Reserves

At September 30, 2009, we estimated that under all insurance policies and reinsurance contracts issued by our ongoing insurance business, our liability for unpaid losses and LAE for all events that occurred as of September 30, 2009 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to September 30, 2009 that had not yet been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at September 30, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2009, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Discontinued Operations

At September 30, 2009, our estimate for unpaid losses and LAE for such amounts recorded as liabilities of discontinued operations was $193 million.

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

We rely on various data in making our estimate of loss reserves for reinsurance.  As described above, we receive certain information from ceding companies through reinsurance brokers.  We assess the quality and timeliness of claims reporting by our ceding companies.  We also may supplement the reported information by requesting additional information and conducting reviews of certain of our ceding companies’ reserving and reporting practices.  We also review our internal operations to assess our capabilities to timely receive and process reported claims information from ceding companies.  We assess our claims data and loss projections in light of historical trends of claims developments, claims payments, and also as compared to industry data as a means of noticing unusual trends in claims development or payment.  Based on the data reported by ceding companies, the results of the reviews and assessments noted above, as well as actuarial analysis and judgment, we develop our estimate of reinsurance reserves.

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

Net cash flows related to operating activities were as follows:

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2009	2008

Net cash flows provided by (used in) operating activities from:
Continuing Operations	$73,726	$21,028
Discontinued Operations	(52,947)	(67,809)
	$20,779	$(46,781)

The increase in net cash flows provided by operating activities from continuing operations primarily reflected the commutation of a reinsurance agreement at The PMA Insurance Group, which resulted in cash received of $43.9 million.  For additional information regarding the commutation, see Note 7, “Reinsurance,” to our Unaudited Condensed Consolidated Financial Statements.  Net cash flows used in operating activities from discontinued operations decreased as a result of a lower amount of losses and LAE paid during the nine months ended September 30, 2009, compared to the same period last year.

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE and expense payments.  We intend to invest these positive cash flows and earn investment income.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and capital raising activities.  Dividends payable by our regulated insurance subsidiaries are limited by applicable state regulations.  Capital raising activities are subject to market conditions and may not provide satisfactory liquidity, especially at times of severe disruptions or dislocations in the capital markets.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and, at the discretion of our Board of Directors, dividends to shareholders.  At September 30, 2009, we had $33.7 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and interest payments.  We do not currently pay dividends on our Class A Common Stock.

As a result of our decision to exit from the reinsurance and excess and surplus lines of business, we expect that our discontinued operations will continue to use cash from operating activities to pay losses and LAE and other expenses.  Subject to the Pennsylvania Insurance Department’s approval of the sale of our Run-off Operations under the revised terms, we would make a capital contribution of $13 million at the closing of the sale.  This contribution will include cash of $3 million and a note payable in two equal installments of $5 million in 2010 and 2011.  The revised terms also include capital support agreements provided by us to the Run-off Operations in the event that its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $46 million and any payments with respect to the supported lines of business are not expected to commence until 2018 and may extend to 2052.

Our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) have the ability to pay $31.8 million in dividends to the holding company during 2009 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will evaluate, among other things, the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $385.1 million as of September 30, 2009, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $5.8 million during the third quarter of 2009, compared to $3.1 million during the same period last year.  Net tax payments received from subsidiaries during the first nine months of 2009 were $13.0 million, compared to $10.9 million for the same period in 2008.

As of September 30, 2009, our total outstanding debt was $129.4 million, which was the same as the amount carried at December 31, 2008.  We incurred interest expense of $2.4 million during the third quarter of 2009, compared to $2.7 million during the same period last year.  Interest expense for the first nine months of 2009 totaled $7.4 million, compared to $8.2 million during the first nine months of 2008.  We paid interest of $2.4 million during the third quarter of 2009, compared to $2.7 million during the same period last year.  We paid $7.4 million in interest through the first nine months of 2009, compared to $8.3 million during the first nine months of 2008.  The reductions in interest expense and interest paid for the third quarter and first nine months of 2009, compared to the same periods last year, were due to lower interest rates on our variable rate debt.  We expect to pay interest of $2 million for the remainder of 2009.

Liquidity requirements are met primarily through operating cash flows and by maintaining a portfolio with maturities that reflect our estimates of future cash flow requirements.  Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio.  In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts that are based on actuarial models.  Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets.  Our invested assets are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity.

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of September 30, 2009, the duration of our investments that support the insurance reserves was 4.2 years and the duration of our insurance reserves was 3.7 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.

INVESTMENTS

At September 30, 2009, our investments were carried at a fair value of $901.8 million and had a cost or amortized cost of $879.9 million.  The average credit quality of our portfolio was AA+.  All but three of our fixed income securities were publicly traded and rated by at least one nationally recognized credit rating agency.  At September 30, 2009, all but nine of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The nine below investment grade securities had an aggregate fair value of $9.1 million and a net unrealized gain of $608,000.

At September 30, 2009, $400.4 million, or 44% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities (“structured securities”).  Of this $400.4 million, $81.4 million, or 20% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS were carried at 93% of their combined amortized cost at September 30, 2009.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.9 years and an average credit quality of AAA.  During the first nine months of 2009, the CMBS generated cash flows which totaled $7.4 million of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 30% of the par of the securities, and 7% of the underlying pool collateral is delinquent.  We reduced our CMBS portfolio from 17% of our consolidated portfolio at December 31, 2008 to 9% at September 30, 2009 through sales of securities in the open market during the second and third quarters of 2009.  The CMBS sold during the second quarter, which related to the other than temporary impairments discussed below, had a total par value of $45.9 million.  In the third quarter, we sold CMBS with a total par value of $19.2 million, at an average price which equaled 91% of their combined amortized cost.

We hold $256.7 million, or 64% of our structured securities, of residential mortgage-backed pools and collateralized mortgage obligations issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

We also hold $10.4 million, or 3% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $10.4 million, which includes $9.0 million of alternative A collateral and $1.4 million of sub-prime collateral, had an estimated weighted average life of 3.2 years, with $603,000 of that balance expected to pay off within one year, and an average credit quality of AAA-.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $31.4 million, or 3% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $12.7 million were asset-backed securities with a weighted average life of 2.7 years and whose underlying collateral had an imputed internal rating of A.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized gain on our investments at September 30, 2009 was $21.9 million, or 2% of the cost or amortized cost basis.  The net unrealized gain included gross unrealized gains of $31.3 million and gross unrealized losses of $9.4 million.

For all but three securities, which were carried at a fair value of $2.1 million at September 30, 2009, we determined the fair value of fixed income securities from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the three securities whose prices were not obtained from the public markets, which included two privately placed 18-month construction bridge loans with no secondary market and one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, we utilized a discounted cash flow valuation model to approximate their current fair value.

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Sales of investments:
Realized gains	$3,608	$1,411	$9,004	$5,577
Realized losses	(2,813)	(193)	(2,994)	(1,385)
Other than temporary impairments	-	(9,147)	(4,938)	(9,147)
Other	-	-	-	(28)
Net realized investment gains (losses)	$795	$(7,929)	$1,072	$(4,983)

We review the securities in our investment portfolio on a periodic basis to specifically identify individual securities that have incurred an other than temporary decline in fair value below cost or amortized cost.  As a result of this review, we recorded other than temporary impairments of $4.9 million during the first nine months of 2009.  Of these impairments, $4.4 million related to the write-down of a portion of our CMBS portfolio, which we sold during the second quarter of 2009 in order to reduce our exposure to this asset sector.  These write-downs were measured based on public market prices.

The remaining impairments recorded in the first nine months of 2009 consisted of three structured securities and one real estate investment trust security.  The one security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss because it was determined the present value of the future cash flows expected to be received over the security’s expected remaining life fell below its amortized cost.  The security was sold in the third quarter.  Our intent is to sell the remaining securities once market conditions allow.  For additional information regarding our review of other than temporary declines in fair value below cost or amortized cost of our investments, see Note 5, “Investments,” to our Unaudited Condensed Consolidated Financial Statements.

The gross realized gains from sales of investments for the three and nine months ended September 30, 2009 were generated in order to minimize the statutory capital charge associated with the planned reduction of our CMBS exposure.  The gross realized gains and losses on sales of investments for the three and nine months ended September 30, 2008 primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.

As of September 30, 2009, our investment portfolio had gross unrealized losses of $9.4 million.  For securities that were in an unrealized loss position at September 30, 2009, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

					Percentage
			Cost or	Gross	Fair Value to
	Number of	Fair	Amortized	Unrealized	Cost or
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Fixed maturities available for sale
Less than 6 months	1	$11.9	$11.9	$-	100%
6 to 9 months	1	0.0	0.0	-	100%
12 months or more	45	117.7	126.7	(9.0)	93%
Subtotal	47	129.6	138.6	(9.0)	94%
U.S. Treasury and Agency securities	2	2.0	2.1	(0.1)	95%
Total fixed maturities available for sale	49	$131.6	$140.7	$(9.1)	94%

Other investments
Less than 6 months	1	$2.7	$2.7	$-	100%
12 months or more	7	6.4	6.7	(0.3)	96%
Total other investments	8	$9.1	$9.4	$(0.3)	97%

Total investments	57	$140.7	$150.1	$(9.4)	94%

The 45 fixed income securities that have been in an unrealized loss position for 12 months or more have an average unrealized loss per security of approximately $199,000.  Of these 45 securities, 15 are CMBS that had a total fair value of $72.2 million, or 92% of their combined amortized cost, and unrealized losses of $6.2 million at September 30, 2009.  There are also eight asset-backed securities, whose underlying collateral are non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $15.7 million and unrealized losses of $1.4 million.

As of September 30, 2009, our fixed income investment portfolio had gross unrealized losses of $9.1 million.  For securities that were in an unrealized loss position at September 30, 2009, the credit quality of such securities, as measured by their month-end fair value, was as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	of the Total Gross
(dollar amounts in millions)	Value	Cost	Loss	Unrealized Loss

U.S. Treasury securities and AAA	$102.2	$109.6	$(7.4)	81%
AA	2.5	2.7	(0.2)	2%
A	11.9	12.6	(0.7)	8%
BBB	12.7	13.4	(0.7)	8%
Below investment grade	2.3	2.4	(0.1)	1%
Total	$131.6	$140.7	$(9.1)	100%

The contractual maturities of fixed maturities available for sale in an unrealized loss position at September 30, 2009 were as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2010-2013	$3.0	$3.0	$-	100%
2014-2018	2.0	2.1	(0.1)	95%
2019 and thereafter	12.0	12.4	(0.4)	97%
Non-agency mortgage and other asset-backed securities	112.6	121.1	(8.5)	93%
Subtotal	129.6	138.6	(9.0)	94%
U.S. Treasury and Agency securities	2.0	2.1	(0.1)	95%
Total	$131.6	$140.7	$(9.1)	94%

Discontinued Operations

At September 30, 2009, the fair value of the investment portfolio at our discontinued operations was $100.3 million, which included accrued investment income of $582,000 related to trading securities in the portfolio, and had an amortized cost of $98.3 million.  At September 30, 2009, 51% of the investment portfolio was comprised of short-term investments.

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
•
legislative and regulatory changes that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any future action with respect to our business taken by the Pennsylvania Insurance Department and any future action taken by the federal government with respect to regulation of the insurance industry;

•	our concentration in workers’ compensation insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	our ability to consummate the sale of our Run-off Operations in a timely manner as previously described;
•	severity of natural disasters and other catastrophes, including the impact of future acts of terrorism, in connection with insurance and reinsurance policies;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/1/09-7/31/09	-	$-	-	-
8/1/09-8/31/09	324	5.51	-	-
9/1/09-9/30/09	-	-	-	-
Total	324	$5.51

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

PMA CAPITAL CORPORATION

Date: November 6, 2009	By: /s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(2)	Fifth Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited	Filed herewith.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Section 382 Rights Agreement, dated August 6, 2009, between PMA Capital Corporation and American Stock Transfer & Trust Company, LLC	Filed as Exhibit 1 to the Company’s Form 8-A filed on August 7, 2009 and incorporated herein by reference.

4.2	Second Amendment to Rights Agreement, dated August 6, 2009, to the Rights Agreement, dated May 3, 2000, between PMA Capital Corporation and American Stock Transfer & Trust Company, LLC	Filed as Exhibit 1 to the Amendment No. 1 to the Company’s Form 8-A/A filed on August 7, 2009 and incorporated herein by reference.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a -14(a) and 15d - 14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a -14(a) and 15d - 14(a) of the Securities Exchange Act of 1934	Filed herewith.

(32)	Section 1350 Certifications:

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.