Form 10-K
period 2009-12-31
PMA CAPITAL CORP
filed 2010-03-16
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /X/  NO /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES /  / NO /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer / / Accelerated filer /X/ Non-accelerated filer (Do not check if a smaller reporting company) / / Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES /  /  NO /X/

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 30, 2009, based on the last price at which the Class A Common Stock was sold on such date, was $144,452,431.

There were 32,251,120 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders.

PART I

The “Business” Section and other parts of this Form 10-K contain forward-looking statements which involve risks and uncertainties.  Factors that could cause our actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, those discussed in “Item 1A – Risk Factors” and in the “Cautionary Note Regarding Forward-Looking Statements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.   Business.
COMPANY OVERVIEW

PMA Capital Corporation, headquartered in Blue Bell, Pennsylvania, is a holding company whose operating subsidiaries provide insurance and fee-based services.  Our insurance products include workers’ compensation and other commercial property and casualty lines of insurance.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  The operating subsidiaries are marketed under PMA Companies and include The PMA Insurance Group, PMA Management Corp., PMA Management Corp. of New England, Inc., and Midlands Management Corporation (“Midlands”).  Our insurance products are marketed primarily in the eastern part of the United States.  These products are written through The PMA Insurance Group, our property and casualty insurance segment, which has been in operation since 1915.  The PMA Insurance Group primarily includes the operations of our principal insurance subsidiaries, Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.  Our Fee-based Business includes the operations of PMA Management Corp., PMA Management Corp. of New England, Inc., and Midlands.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements.  PMA Management Corp. of New England, Inc. is a Connecticut-based provider of risk management and TPA services.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.  We also have a Corporate and Other segment, which primarily includes corporate expenses and debt service.

On December 24, 2009, we sold the Run-off Operations, which included our reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.

In 2009, we launched a new marketing campaign and introduced our branding of PMA Companies, which are the operating companies of PMA Capital Corporation.  With PMA Companies, we intend to leverage the strengths and the collective power of our organization as we bring together all of our capabilities across our various businesses, geographic territories and products and services that we offer.

The financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  In 2007, we began reporting the results of our Run-off Operations as discontinued operations which requires that the statements of operations be presented with the net results from discontinued operations shown after the results from continuing operations.  Revenues and pre-tax operating income for the last three years and assets at the end of the last three years attributable to each of our continuing operating segments and our Corporate and Other segment are set forth in Note 16 in Item 8 of this Form 10-K.  Assets at the end of 2008 and 2007 also include the assets of discontinued operations.

Our gross and net premiums written, net premiums earned and fee-based revenues from our continuing operating segments were as follows:

(dollar amounts in thousands)	2009		2008		2007

Gross premiums written	$561,266		$528,915		$524,172

Net premiums written	$401,905		$414,237		$394,698

Net premiums earned	$414,771	84%	$390,217	85%	$378,243	91%
Fee-based revenues (1)	79,252	16%	70,073	15%	37,152	9%
	$494,023	100%	$460,290	100%	$415,395	100%

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

The “combined ratio” is a frequently used measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses (“LAE”), plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  Thus, a combined ratio of less than 100% reflects an underwriting profit.  Combined ratios of The PMA Insurance Group were 98.4% in 2009, 97.5% in 2008 and 99.7% in 2007.

Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.  The operating ratios of The PMA Insurance Group were 89.6% in 2009, 88.4% in 2008 and 89.7% in 2007.

See “Glossary of Selected Insurance Terms” for definitions of insurance and fee-based terms used in this Form 10-K.

THE PMA INSURANCE GROUP

Background

The PMA Insurance Group emphasizes our traditional core business, workers’ compensation insurance.  We also provide a range of other commercial line insurance products, primarily including commercial automobile, commercial multi-peril and general liability coverages.  The PMA Insurance Group focuses primarily on middle-market and large accounts operating in our principal marketing territory concentrated in the eastern part of the United States.  Approximately 93% of this business was produced through independent agents and brokers in 2009.

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

The PMA Insurance Group’s premiums written were as follows (1):

(dollar amounts in thousands)	2009		2008		2007

Gross premiums written:
Workers' compensation	$466,684	83%	$466,482	88%	$471,610	90%
Commercial automobile	30,526	5%	31,439	6%	28,352	5%
Commercial multi-peril	45,154	8%	17,281	3%	12,993	3%
Other	19,492	4%	14,207	3%	11,844	2%
Total	$561,856	100%	$529,409	100%	$524,799	100%

Net premiums written:
Workers' compensation	$362,862	90%	$376,829	91%	$361,670	91%
Commercial automobile	24,133	6%	23,504	6%	21,909	6%
Commercial multi-peril	8,631	2%	8,613	2%	7,972	2%
Other	6,869	2%	5,785	1%	3,774	1%
Total	$402,495	100%	$414,731	100%	$395,325	100%

(1)	Excludes the effect of eliminating transactions in the Corporate and Other segment.

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

Statutory direct workers’ compensation premiums written by jurisdiction were as follows:

(dollar amounts in thousands)	2009		2008		2007

Pennsylvania	$112,541	25%	$141,831	31%	$142,974	31%
California	58,558	13%	47,286	10%	66,715	14%
New Jersey	44,961	10%	53,868	12%	49,384	11%
New York	36,267	8%	32,210	7%	37,669	8%
Maryland	22,768	5%	25,750	6%	23,901	5%
Florida	22,750	5%	19,819	4%	21,247	5%
Illinois	18,700	4%	10,813	2%	4,341	1%
Virginia	18,209	4%	15,633	3%	18,116	4%
North Carolina	17,311	4%	19,177	4%	15,413	3%
Georgia	13,364	3%	13,003	3%	10,877	2%
Tennessee	11,066	2%	11,948	3%	11,527	3%
Other	78,187	17%	69,792	15%	58,912	13%
Total	$454,682	100%	$461,130	100%	$461,076	100%

The decline in direct workers’ compensation premiums written in Pennsylvania for 2009, compared to both 2008 and 2007, was primarily due to underwriting decisions which led to lower renewal retention, as well as a decrease in new business writings.  Our fronting business primarily impacted the fluctuations in California, where a significant portion of this business is written.  Fronting premiums in California were $36.5 million in 2009, compared to $29.1 million in 2008 and $59.8 million in 2007.  The fluctuation of fronting premiums between 2009, 2008 and 2007 primarily relates to the commencement and termination of fronting programs during those periods.  For business written in California, one fronting arrangement was terminated in early 2008, and we entered into a new fronting arrangement during August 2008.

Workers’ compensation insurers doing business in certain states are required to provide insurance for risks that are not otherwise written on a voluntary basis by the private market.  We refer to this business as residual market business.  Typically, an insurer’s share of this residual market business is assigned retrospectively based on its market share of voluntary direct premiums written.  This system exists in all of the states listed in the above table, except Pennsylvania, New York, Maryland and California.  In these four states, separate governmental entities write all of the workers’ compensation residual market business. In 2009, The PMA Insurance Group’s written premiums included $10.0 million of residual market business, which constituted 2% of our direct workers’ compensation premiums written.  Based upon data for policy year 2009 reported by the National Council on Compensation Insurance, the percentage of residual market business for the industry, in all states, was approximately 4% of direct workers’ compensation premiums written.

The PMA Insurance Group offers a variety of workers’ compensation products to our customers.  Rate-sensitive products are priced based primarily on manual rates filed and approved by state insurance departments, while loss-sensitive products are priced, to a certain extent, on the basis of the insured’s loss experience during the policy period.  We also sell alternative market products, such as large deductible products and other programs and services, to customers who agree to assume even greater exposure to losses than under more traditional loss-sensitive products.  We decide which type of product to offer a customer based upon the customer’s needs, underwriting review and credit history.

The PMA Insurance Group’s voluntary workers’ compensation premiums written by product type were as follows (1):

	2009	2008	2007

Rate-sensitive products	57%	59%	59%
Loss-sensitive products	27%	25%	25%
Alternative market products	16%	16%	16%
Total	100%	100%	100%

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

•
Loss-sensitive products enable us to adjust the amount of the insured’s premiums after the policy period expires based, to a certain extent, upon the insured’s actual losses incurred during the policy period.  These loss-sensitive products are generally subject to less rate regulation than rate-sensitive products and reduce, but do not eliminate, risk to the insurer.  Under these types of policies, losses are evaluated after the policy period expires in order to determine whether premium adjustments are required.  These policies are typically subject to adjustment for an average of five years after policy expiration.  We generally restrict loss-sensitive products to accounts with annual premiums in excess of $250,000.

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

The PMA Insurance Group’s strategy is to increase its proportion of workers’ compensation business for loss-sensitive and alternative market products.  We write the loss-sensitive products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with us.  Because the customer shares in the underwriting result for policies written on a loss-sensitive basis, the upfront premium for these types of policies is typically less than the premium for similar policies written on a rate-sensitive basis.

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

•
An out of network negotiation program that targets services rendered by medical providers and facilities outside of our preferred provider organization networks.  This program enhances savings on certain high dollar medical services that meet the out of network program review criteria.  The program achieves cost savings by utilizing a medical data driven database, and by leveraging expert negotiation services, within jurisdictional guidelines.

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

The PMA Insurance Group has two fronting arrangements, which comprised 10% of its total direct premiums written in 2009.  The workers’ compensation business produced under these two arrangements is primarily located in the southeastern part of the United States and California.  We earn an administrative fee based upon the direct premiums earned under each agreement as well as fees for providing claims services on the business placed under one of the arrangements.  These arrangements provide us with fees while retaining minimal underwriting risk.  The PMA Insurance Group retained approximately 14% of the underwriting results on its fronting arrangements in 2009.

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

As of December 31, 2009, The PMA Insurance Group had contracts with 613 independent agents and brokers.  During 2009, these independent agents and brokers accounted for approximately 93% of The PMA Insurance Group’s direct premiums written.  The top ten independent agents and brokers, excluding fronting business, accounted for 33% of The PMA Insurance Group’s 2009 direct premiums written, the largest of which accounted for 7% of direct premiums written.

We pay commissions to the agents and brokers on individual policies placed with us.  We have also entered into agreements with our agents and brokers under which they have the potential to earn additional commissions based on specified contractual criteria, primarily related to premium growth.

As of December 31, 2009, The PMA Insurance Group employed 11 direct sales representatives who are generally responsible for certain business located in Pennsylvania and Delaware.  These employees produced $35.5 million in direct premiums written in 2009.

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

As of December 31, 2009, our field organization consisted of 15 branch or satellite offices throughout The PMA Insurance Group’s principal marketing territory.  Branch offices deliver a full range of services directly to customers located in their service territory, while satellite offices primarily offer risk control and claims adjustment services.

Underwriting

The PMA Insurance Group’s underwriters, in consultation with our actuaries, determine the general type of business to be written using a number of criteria, including past performance, relative exposure to hazard, premium size, type of business and other indicators of potential loss.  Certain types of business are referred to underwriting specialists and actuaries for individual pricing.  The underwriting team also establishes classes of business that The PMA Insurance Group generally will not write, such as certain property exposures, certain hazardous products and activities, and certain environmental coverages.  We mitigate our exposure to catastrophic loss, including terrorism, by various methods including individual account underwriting guidelines, further review of significant risks by an in-house terrorism committee, the use of catastrophe modeling and thematic software, the purchase of per-risk and catastrophe reinsurance coverage, and potential utilization of benefits provided by federal programs.  Because terrorism exclusions are not permitted for workers’ compensation business, we refined our workers’ compensation underwriting guidelines to manage the underwriting exposure from terrorism risks to include the review of aggregation of risks by geographic location, the evacuation and security protocols of buildings in which insured employees work, and to assess the types of entities located in the vicinity of the prospective insured.  Adherence to these procedures has not materially affected The PMA Insurance Group’s mix of business, but has led us to decline to write or renew certain business.  Additional rates are charged for terrorism coverage under workers’ compensation insurance in all states.  We will continue to review and refine our terrorism underwriting guidelines going forward.

Underwriters, who are based in each of our local field offices, report directly to regional underwriting officers who are primarily responsible for executing our underwriting strategy.  Regional underwriting officers report directly to senior regional executives who are accountable for territorial operating results.  The senior regional executives, along with home office underwriting, including the product management department, report directly to our Chief Underwriting Officer.  Underwriters also work with the field marketing force and field-based risk control specialists to identify business that meets prescribed underwriting standards and to develop specific strategies to write the desired business.  In performing this assessment, underwriters consult with both a home office referral underwriting unit and actuaries.  These referral underwriters and actuaries have been assigned to specific field offices and collaborate on several areas, including exposure and controls analysis, loss forecasting, and pricing.  In addition, a formal underwriting quality assurance program is employed to ensure consistent adherence to underwriting standards and controls.

The PMA Insurance Group also employs credit analysts.  These employees review the financial strength and stability of customers who select loss-sensitive and alternative market products to determine the type and amount of collateral that customers must provide under these arrangements.  Premium auditors perform audits to determine that premiums charged accurately reflect the actual exposure bases.

Claims Administration

Claims services are delivered to customers primarily through employees located in branch or satellite offices.  Claims are assigned to claims professionals based on coverage and jurisdictional expertise.  Claims meeting certain criteria are referred to line of business claim specialists.  Certain claims arising outside of our principal marketing territory are assigned to an independent claims service provider that manages to our claims standards.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims adjustment activities.  Claims professionals are also supported by in-house legal counsel and an anti-fraud investigative unit.  A special claims unit in the home office manages more complex specialized matters such as asbestos and environmental claims.

The PMA Insurance Group maintains a centralized customer service center in order to minimize the volume of clerical and repetitive administrative demands on our claims professionals and to increase responsive service to our clients.  The center’s ability to handle loss reports, perform claim set-up, issue payments and conduct statutory reporting allows the claims professionals to focus on immediate contact and timely, effective claim resolution.  PMA’s Customer Service Center also houses a centralized call center providing 24-hour service for customer requests and inquiries.  Currently, over 70% of new losses are reported electronically through our internet based technology, including PMA Cinch®, our internet risk management information system.

Competition

The domestic property and casualty insurance industry is very competitive and consists of many companies, with no one company dominating the market for all products.  For our rate-sensitive products, the competitive landscape varies dramatically on a state by state basis and based on the size of the policy.  The competitive landscape for our loss-sensitive products and larger account sized rate-sensitive business is more defined and our key competitors include: Liberty Mutual Group, Zurich/Farmers Group, Travelers, Chartis, The Hartford Insurance Group and CNA Financial Corporation, all of which are larger and have greater financial resources than us.  In addition to competition from other insurance companies, The PMA Insurance Group competes with certain alternative market arrangements, such as captive insurers, risk-sharing pools and associations, risk retention groups and self-insurance programs.

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

We maintain service standards concerning turn-around time for underwriting submissions, information flow, claims handling and the quality of other services.  These standards help ensure that clients are satisfied with our products and services.  We periodically conduct client surveys to gain an understanding of the perceptions of our service as compared to our competitors.  In our most recent survey that was conducted independently in 2009, 96% of our client respondents reported that we have either met or exceeded their service expectations.  This was an improvement from the previous survey conducted in 2007 in that a higher percentage of respondents indicated that we have exceeded their expectations.  Survey respondents particularly recognized us for: prompt and aggressive claims management, the responsiveness and professionalism of our customer service personnel, and our knowledge and expertise in all areas of workers’ compensation insurance.

We continuously evaluate our products and services to meet the needs of clients in our markets.  In 2009, we launched PMA Websource, which is an online portal of safety and risk management resources available exclusively for our clients.  The portal offers convenient access to practical risk control and safety information and solutions.  In 2007, The PMA Insurance Group formed a new business unit, PMA Specialty Markets, in order to expand our focus on the growing captive and groups/programs property and casualty insurance market.  As an increasing number of property and casualty insurance buyers seek alternative market solutions for their insurance needs, this new business unit enhances The PMA Insurance Group’s ability to compete for this type of business.  In 2006, The PMA Insurance Group introduced access to two preferred provider networks which offer managed care services to control loss costs.  In 2005, The PMA Insurance Group introduced enhanced commercial multi-peril products that were specifically designed for clients in twelve different industry groups in which we already had a presence in the workers’ compensation line of business.  These products offer additional property and liability coverages and increased limits compared to prior products offered by The PMA Insurance Group.  The PMA Insurance Group continues to focus on rehabilitation and managed care services to control workers’ compensation costs for our clients and to evaluate new product opportunities and service capabilities that may enhance our overall competitive position.

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

In 2009, pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation products decreased by 1%, compared to declines of 6% in 2008 and 4% in 2007.  Although pricing on this business declined for full year 2009, it increased modestly during the second half of the year as we continued to maintain disciplined underwriting standards in a price competitive environment.  Nationally, according to the Council of Insurance Agents and Brokers, workers’ compensation pricing in 2009 decreased by 4%.  On rate-sensitive products, any benefit that we derive from potential future price increases may be partially or completely offset by price increases on our ceded reinsurance, by frequency of reported losses and by loss cost inflation.  While we focus on the relative amount by which we can adjust insureds’ premiums based on actual losses incurred on loss-sensitive products, there can be no assurance that price changes coupled with payroll inflation will increase at a level consistent with loss cost inflation.  This is true even if loss costs increase throughout the industry as a whole.

Pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation business written in 2008 decreased 22% in New York and 18% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau.  These two states collectively represented about 16% of our overall rate-sensitive workers’ compensation business written during 2008.  Exclusive of business written in New York and Florida, The PMA Insurance Group’s pricing on rate-sensitive workers’ compensation business decreased 3% in 2008.

Pricing on The PMA Insurance Group’s rate-sensitive workers’ compensation business in Pennsylvania declined 5% in 2008.  In Pennsylvania, we were affected by a 10.2% reduction in loss costs, which was approved by the Pennsylvania Insurance Department and became effective in April 2008.  While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the reduction in filed rates.  We also believe the nature of our loss-sensitive and alternative market books of business, which represent approximately 40% of our Pennsylvania workers’ compensation business, mitigate the impact of reductions in filed loss costs.

FEE-BASED BUSINESS

Background

Our Fee-based Business includes the operations of PMA Management Corp., PMA Management Corp. of New England, Inc., and Midlands Management Corporation.  These businesses allow us to expand and diversify our revenue base to include services that do not include assumption of insurance risk.

PMA Management Corp. has been in operation since 1991.  PMA Management Corp. provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  PMA Management Corp. shares resources with The PMA Insurance Group and, therefore, requires minimal capital investment.  In addition, this business competes on the basis of our reputation as a high quality claims and risk control services provider with a strong focus on clients and a track record of designing risk management solutions that positively impact our clients’ bottom line.  As part of the claims administration services, clients benefit from the same comprehensive array of managed care services to control loss costs that are provided as part of The PMA Insurance Group’s workers’ compensation product offerings.

PMA Management Corp. of New England, Inc., which we acquired in 2008, is a Connecticut-based provider of risk management and TPA services for workers’ compensation products.  PMA Management Corp. of New England, Inc. services healthcare and public entity customers primarily in the Connecticut and New York markets and has been in operation for more than 20 years.  PMA Management Corp. of New England, Inc. also shares resources and managed care services with The PMA Insurance Group and PMA Management Corp.

Midlands, which we acquired in 2007, has been in operation since 1990 and is based in Oklahoma City, Oklahoma.  Midlands acts as a broker of excess and surplus lines insurance, a managing general agent, a program administrator, and a claims administration and consulting firm.  Its activities encompass underwriting, brokerage, insurance consulting, and claims management.

Fee-based revenues were as follows:

(dollar amounts in thousands)	2009		2008		2007

Revenues (1):
Claims service revenues (2)	$68,751	85%	$58,301	82%	$34,034	92%
Commission income (2)	10,956	14%	12,435	18%	3,005	8%
Other revenues (2)	781	1%	334	0%	113	0%
Total	$80,488	100%	$71,070	100%	$37,152	100%

(1)	The revenues of PMA Management Corp. of New England, Inc. and Midlands are included only from the dates of acquisition, June 30, 2008 and October 1, 2007, respectively.
(2)	Excludes the effect of eliminating transactions in the Corporate and Other segment.

Claims Services

Our Fee-based Business primarily generates its revenues through claims services provided to clients.  As a TPA, we provide claims services while undertaking no insurance risk in the arrangement.  Our Fee-based Business provides complete multi-line claim administration services to individual, captive, and group self-insured clients, as well as to ceding carriers and reinsurers on an unbundled basis.  More specifically, our Fee-based Business offers claims services under a variety of insurance products, including workers’ compensation, property, casualty, personal accident, accident and health, and marine.

Agency and Brokerage

Commissions earned from agency and brokerage business accounted for 14% of our fee-based revenues in 2009.  We are licensed in all 50 states to provide agency and brokerage services.  We generate this business by acting as an intermediary for reinsurance contracts and brokering products as a managing general agent and program administrator for retail insurance agents and wholesale brokers specializing in hard-to-place property and casualty business and specialty products.  We also provide consulting services for a variety of clients, including insurance companies, associations, purchasing groups, and large corporate insurance buyers.

Distribution

As of December 31, 2009, our Fee-based Business had more than 20 locations from which its businesses were conducted.  PMA Management Corp. had 14 offices that offer risk control and claims adjustment services, Midlands had five offices, including two offices solely dedicated to claims services, and PMA Management Corp. of New England, Inc. conducted its business from two offices.  Business is produced both on a direct basis and through a broad network of national and regional brokers as well as local agents.

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

To gauge our performance against competition, we conduct client surveys and audits.  In 2009, an independent survey was conducted for our claims service operation, in which 96% of our client respondents reported that we have either met or exceeded their service expectations.  The results did not include Midlands as their clients were not surveyed.

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

The ceded reinsurance agreements of our insurance subsidiaries generally are renewable annually.  Some contracts are continuous in nature and may be terminated at their annual anniversary by either party upon 30 to 120 days’ notice.  In general, the reinsurance agreements are treaty agreements, which cover all underwritten risks of the types specified in the treaties.  Our reinsurance is on a per risk and per occurrence basis.  Per risk reinsurance offers reinsurance protection for each risk involved in each occurrence.  Per occurrence reinsurance is a form of reinsurance under which the date of the loss event is deemed to be the date of the occurrence regardless of when reported and permits all losses arising out of one event to be aggregated.  See “Item 7 – MD&A – Loss Reserves and Reinsurance” and Note 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Reserves are established using various generally accepted actuarial methodologies.  These methodologies require that our actuaries review our historical and industry data and anticipate the impact of various factors such as legal and regulatory developments, changes in social attitudes and changes in economic conditions in order to estimate the ultimate amount of losses and LAE that will be required to be paid.  This process relies on the basic assumption that past experience, adjusted for the effect of current developments and forecasted trends, provides an appropriate basis for predicting future outcomes.

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

Estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  While we believe that our reserves are fairly stated as of December 31, 2009, the possibility exists that as additional experience and data become available regarding claims payment and reporting patterns, legal, legislative and regulatory developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, our ultimate losses, net of reinsurance, could differ substantially from the amounts currently recorded.  Any future change in the estimate of reserves could require us to raise additional capital or purchase additional reinsurance, both of which could be unavailable or be available on terms not favorable to us and would, therefore, have a material adverse effect on our financial condition, results of operations and liquidity.

See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 54 for additional information.  In addition, see the “Cautionary Note Regarding Forward-Looking Statements” on page 60 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

The table on the following page presents the subsequent development of the estimated year end reserves, net of reinsurance (“net reserves”), for the ten years prior to 2009.  The table does not include the reserves of our former run-off reinsurance and excess and surplus lines businesses, which are reflected in our financial statements as discontinued operations.  The first section of the table shows the estimated net reserves that were recorded at the end of each respective year for all current and prior year unpaid losses and LAE.  The second section shows the cumulative amounts of such previously recorded net reserves paid in succeeding years.  The third section shows the re-estimated net reserves made in each succeeding year.  The reserves in the first and third sections are recorded net of discount, as discussed below the table, while paid loss information is not discounted.

The cumulative deficiency (redundancy) as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2009; an increase in a loss estimate that related to a prior year occurrence generates a deficiency in each intervening year. For example, a deficiency first recognized in 2004 relating to losses incurred in 1999 would be included in the cumulative deficiency amount for each of the years 1999 through 2003.  However, the deficiency would be reflected in operating results in 2004 only.

Conditions and trends that have affected the reserve development reflected in the table may change, and care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

Loss and Loss Adjustment Expense Development
December 31,
(dollar amounts in millions)

		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

I.	Initial estimated liability for
	unpaid losses and LAE,
	net of reinsurance	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8	$432.8	$458.2

II.	Amount of reserve paid,
	net of reinsurance through:

	- one year later	$295.5	$179.9	$275.2	$257.5	$226.7	$241.6	$212.9	$210.4	$204.3	$180.8	$-
	- two years later	397.2	362.2	442.0	372.1	368.1	383.2	351.6	339.7	306.9
	- three years later	555.9	468.0	503.3	448.7	454.1	474.1	436.2	384.6
	- four years later	652.2	503.9	534.6	485.6	502.5	528.0	438.8
	- five years later	679.7	524.1	548.1	497.8	532.6	502.8
	- six years later	694.2	530.0	559.4	511.8	509.9
	- seven years later	696.1	533.0	567.4	490.5
	- eight years later	696.2	540.7	542.0
	- nine years later	703.2	520.4
	- ten years later	688.8

III.	Reestimated liability,
	net of reinsurance, as of

	- one year later	$640.5	$465.1	$460.7	$454.4	$484.7	$502.8	$465.7	$455.1	$437.0	$434.5	$-
	- two years later	640.4	465.4	490.8	453.2	484.3	505.2	465.1	454.6	434.6
	- three years later	639.8	471.2	489.1	454.6	490.1	505.7	466.3	453.3
	- four years later	642.7	469.4	495.0	460.6	493.8	508.5	466.1
	- five years later	640.9	480.5	499.0	463.8	496.5	508.6
	- six years later	647.6	482.8	501.6	468.5	497.4
	- seven years later	649.5	485.2	504.7	469.6
	- eight years later	652.8	488.8	505.8
	- nine years later	656.7	490.5
	- ten years later	658.0

IV.	Cumulative deficiency
	(redundancy):	$11.4	$28.2	$46.2	$64.9	$10.6	$3.9	$(1.9)	$(3.5)	$(10.2)	$1.7	$-

V.	Net liability	$646.6	$462.3	$459.6	$404.7	$486.8	$504.7	$468.0	$456.8	$444.8	$432.8	$458.2
	Reinsurance recoverables	497.5	596.2	647.5	787.4	772.9	722.1	701.3	695.9	768.2	809.5	811.5
	Gross liability	$1,144.1	$1,058.5	$1,107.1	$1,192.1	$1,259.7	$1,226.8	$1,169.3	$1,152.7	$1,213.0	$1,242.3	$1,269.7

VI.	Re-estimated net liability	$658.0	$490.5	$505.8	$469.6	$497.4	$508.6	$466.1	$453.3	$434.6	$434.5
	Re-estimated reinsurance recoverables	641.4	783.6	819.5	921.6	884.6	799.0	744.7	724.3	759.8	783.5
	Re-estimated gross liability	$1,299.4	$1,274.1	$1,325.3	$1,391.2	$1,382.0	$1,307.6	$1,210.8	$1,177.6	$1,194.4	$1,218.0

Unpaid losses and LAE on a GAAP basis were $1,270 million and $1,242 million at December 31, 2009 and 2008, respectively.  Unpaid losses and LAE on a statutory basis were $454.2 million and $423.7 million at December 31, 2009 and 2008, respectively.  The primary differences between our GAAP and statutory loss reserves reflect: 1) reinsurance receivables on unpaid losses and LAE, which are recorded as assets for GAAP but netted against statutory loss reserves, and 2) non-U.S. domiciled insurance companies, whose unpaid losses and LAE are included for GAAP purposes, but not for statutory purposes.

At December 31, 2009 and 2008, our gross unpaid losses and LAE were recorded net of discount of $133.0 million and $126.1 million, respectively.  Our net liability for unpaid losses and LAE was recorded net of discount of $30.2 million and $27.5 million at December 31, 2009 and 2008, respectively.  Unpaid losses for our workers’ compensation claims, net of reinsurance, at December 31, 2009 and 2008 were $412.5 million and $382.1 million, net of discount of $29.9 million and $27.4 million, respectively.  Unpaid losses on certain workers’ compensation claims are discounted to present value using our actual payment experience and mortality and interest assumptions as mandated by the statutory accounting practices prescribed by the Pennsylvania Insurance Department.  We also discount unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  Pre-tax income is negatively impacted by accretion of discount on prior year reserves and favorably impacted by recording of discount for current year reserves.  The net of these amounts is referred to as net discount accretion.  Net discount accretion improved pre-tax results by $384,000 in 2009, $1.5 million in 2008 and $1.7 million in 2007.

At December 31, 2009, our loss reserves were stated net of $18.1 million of salvage and subrogation.  Our policy with respect to estimating the amounts and realizability of salvage and subrogation is to develop accident year schedules of historic paid salvage and subrogation by line of business, which is then projected to an ultimate basis using actuarial projection techniques.  The anticipated salvage and subrogation is the estimated ultimate salvage and subrogation less any amounts already received by us.  The realizability of anticipated salvage and subrogation is reflected in the historical data that is used to complete the projection, as historical paid data implicitly considers realization and collectibility.

For additional information regarding our loss reserves and prior year loss development, see Note 5 to our Consolidated Financial Statements in Item 8 of this Form 10-K and the sections of our MD&A in Item 7 of this Form 10-K entitled “The PMA Insurance Group – Losses and Expenses” and “Loss Reserves and Reinsurance.”

Unpaid losses and LAE of the discontinued operations are presented with the gross liabilities of discontinued operations in a separate line on the balance sheet.  At December 31, 2008, unpaid losses and LAE for these operations were $247.4 million on a GAAP basis and $109.7 million on a statutory basis.

At December 31, 2008, the gross and net liabilities for unpaid losses and LAE from discontinued operations were both recorded net of discount of $17.4 million.  At December 31, 2008, unpaid losses for the workers’ compensation claims on this business, net of reinsurance, were $50.1 million, net of discount of $17.2 million.  Net discount accretion increased loss and LAE incurred at the discontinued operations by $3.5 million in 2008 and $4.2 million in 2007.

For additional information regarding the loss reserves and prior year loss development at the discontinued operations, see Note 9 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The Strategy and Operations Committee of our Board of Directors is responsible for reviewing our investment objectives.  We retain outside investment advisers to provide investment advice and guidance, supervise our portfolio and arrange securities transactions through brokers and dealers.  Investments by the Pooled Companies must comply with the insurance laws and regulations of the Commonwealth of Pennsylvania.

We do not currently have any derivative financial instruments in our investment portfolio.  We do not use derivatives for speculative purposes.  Our investment portfolio does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprised 14% of invested assets at December 31, 2009.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 2% of the total investment portfolio.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Item 7 – MD&A – Investments” as well as Notes 2-B, 3 and 9 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

As of March 1, 2010, the financial strength ratings of our principal insurance subsidiaries and the debt ratings of PMA Capital Corporation, as published by the principal rating agencies, are as follows:

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

A downgrade in the A.M. Best ratings of the Pooled Companies would result in a material loss of business as policyholders would move to other companies with higher financial strength ratings.  Accordingly, such a downgrade would have a material adverse effect on our results of operations, liquidity and capital resources.  A downgrade in our debt ratings could affect our ability to issue additional debt on terms favorable to us.

These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we or our principal insurance subsidiaries can maintain these ratings.  Each rating should be evaluated independently of any other rating.

See “Item 1A – Risk Factors” for additional information regarding our ratings.

REGULATORY MATTERS

General

Collectively, the Pooled Companies are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states and Puerto Rico and the District of Columbia.  In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, have broad authority and discretion in applying applicable insurance laws and regulations.  The Pooled Companies are domiciled in Pennsylvania, and the Pennsylvania Insurance Department exercises principal regulatory jurisdiction over them.  The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy and standards of business conduct.  Insurance companies are also subject to state guaranty fund assessments to cover claims against impaired, insolvent or failed insurers.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms, certain terms and conditions and related material and, for certain lines of insurance, including rate-sensitive workers’ compensation, the approval of rates.  All insurers that are domiciled in the United States are required to file financial statements that are prepared in accordance with Statutory Accounting Principles with their state of domicile, as well as with any other states which grant them a license or authority.

Periodically, the Pennsylvania Insurance Department, through its Bureau of Financial Examinations, performs financial examinations of insurance companies domiciled in the Commonwealth.  In connection with its examination of the Pooled Companies for the five years ended December 31, 2007, the Bureau issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  The examiner was directed to reopen the examination and to obtain additional data, documentation and information from us relative to our financial condition.  We believe the Pooled Companies’ estimate of loss and loss adjustment expense reserves is reasonable and have provided the Bureau with several independent analyses and other information that support our position.  We are continuing to provide additional information to the Bureau and are having discussions to resolve this issue.  If we are not able to reach a resolution with the Department on this issue, it could have a material adverse effect on our business, results of operations and financial condition.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.  In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) became effective.  TRIPRA provides an extension of the Terrorism Risk Insurance Act through December 31, 2014.  TRIPRA requires insurers subject to the Act to offer coverage for acts of terrorism that does not differ materially from the terms (other than price), amounts and other coverage limitations offered to the policyholder for losses from events other than acts of terrorism.  Exclusions are permitted for certain types of losses, if a state permits exclusions for such losses.  TRIPRA requires insurers to pay a deductible equal to 20% of the insurer’s commercial lines (as defined by TRIPRA) direct earned premiums.  The federal government covers 85% of the losses above the deductible, while a company retains 15% of the losses.  For terrorist acts to be covered under TRIPRA, they must be certified as such by the United States Government and may be committed by individuals acting on behalf of a foreign or domestic person or interest.  TRIPRA limits the federal government’s liability to an annual aggregate of $100 billion of covered industry-wide losses.  TRIPRA applies to certain commercial lines of property and casualty insurance offered by The PMA Insurance Group, including workers’ compensation insurance.  The PMA Insurance Group would be subject to a deductible of approximately $105 million in 2010 if a covered terrorist act was to occur.  The deductible would be covered by our existing reinsurance program.

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

While we do not write health insurance, federal and state rules and regulations affecting health care services can affect the workers’ compensation services we provide.  For example, changes in healthcare regulation and systems could affect our loss costs.  We cannot predict whether health care reform legislation will be adopted by Congress or by state legislatures where we do business or if adopted, what provisions will be contained in the legislation.

Insurance Holding Company Regulation

The Company and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the Commonwealth of Pennsylvania.  Pennsylvania’s state insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information.  These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the Pennsylvania Insurance Department must be received before entering into an intercompany transaction.  Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

Under Pennsylvania laws and regulations, our insurance subsidiaries may pay dividends only from unassigned surplus.  These subsidiaries must report all dividends to the Pennsylvania Insurance Department within five business days of declaration and at least ten days prior to payment.  In addition, they must receive prior approval of the Pennsylvania Insurance Commissioner to pay a dividend if such dividend would exceed the statutory limitation.  The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer’s statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus.  Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  Pennsylvania law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.  In the event that the Pennsylvania Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.

The Pooled Companies paid dividends of $4.0 million to the holding company in 2008.  As of December 31, 2009, the Pooled Companies can pay up to $46.1 million in dividends to the holding company during 2010 without the prior approval of the Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, applicable regulatory constraints and the impact of paying dividends on their financial strength ratings.

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

At December 31, 2009, the RBC ratios of the Pooled Companies ranged from 578% to 1593%.  This range was based on the statutory capital and surplus of the Pooled Companies at December 31, 2009, which included the impact of the Company’s adoption of Statement of Statutory Accounting Principles No. 10R, “Income Taxes – Revised, A Temporary Replacement of SSAP No. 10.”  Excluding the impact of this adoption, the RBC ratios of the Pooled Companies ranged from 559% to 1412%.

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

The NAIC has also developed a series of twelve ratios (known as the IRIS ratios) designed to further assist regulators in assessing the financial condition of insurers.  These ratio results are computed annually and reported to the NAIC and the insurer’s state of domicile.  In 2009, none of the Pooled Companies reported any unusual values.

EMPLOYEES

As of February 1, 2010, we had 1,362 full-time employees.  Our employees are not represented by a labor union and we are not a party to any collective bargaining agreements.  We consider the relationship with our employees to be good.

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

The Annual Statements for the Pooled Companies, which we file with the Pennsylvania Insurance Department, contain financial statements prepared in accordance with statutory accounting practices.  Annual Statements for the years ended December 31, 2009, 2008 and 2007 for each of these subsidiaries are available on the Annual Report portion of our website at www.pmacapital.com.

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

Casualty insurance
Insurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance
A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Commutation	Transaction in which policyholders and insurers surrender all rights and are relieved from all obligations under an insurance or reinsurance contract.

Deductible	An amount which a policyholder agrees to pay, per claim or per accident, toward the total amount of an insured loss before benefits will be paid by the insurer.

Direct premium production	Direct premiums written, excluding the impact of fronting premiums and premium adjustments.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

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

Third party administrator (“TPA”)
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

Underwriting	The insurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premiums	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

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

We establish reserves representing estimates of future amounts needed to pay claims and loss adjustment expenses with respect to insured events that have occurred, including events that have not been reported to us.  Our reserves do not and cannot represent an exact measure of liability.  We use actuarial models in our reserving process.  The actuarial models rely on the basic assumption that past experience, adjusted for the effect of current developments and forecasted trends in claims severity, frequency, judicial theories of liability and other factors, is an appropriate basis for predicting future outcomes.  These uncertainties are not precisely quantifiable and require significant judgment.  If there are unfavorable developments in these factors, we may need to increase our reserves.  During 2009, we increased our reserves with respect to workers’ compensation business written during accident year 2008.

We face greater uncertainty when estimating insurance reserves for casualty coverages than for property coverages.  In addition, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss.  We refer to this business as “long-tail” business.  Our workers’ compensation insurance is a long-tail business.  Long-tail products are generally subject to more unforeseen development and uncertainty than shorter tailed products.

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

Our reserve estimates are subject to review by the Pennsylvania Insurance Department.  For a discussion of the Pennsylvania Insurance Department’s review of our reserve estimates, see “Our business is heavily regulated and subject to legislative change.  Regulatory actions and legislative activity could negatively impact our business, financial condition and results of operations.”

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

Because insurance ratings, particularly from A.M. Best, are important to our policyholders, downgrades in our ratings would adversely affect us.

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries.  Ratings are not intended for the protection of investors and are not recommendations to buy our securities.

Currently, The PMA Insurance Group’s financial strength rating from A.M. Best is “A-.”  Any future downgrade in The PMA Insurance Group’s A.M. Best rating would result in a material loss of business as policyholders could move to other companies with higher financial strength ratings and we could lose key executives necessary to operate our business.  Certain clients, particularly large account clients and clients in the construction industry, will not purchase property and casualty insurance from insurers with less than an “A-” (4th of 16) A.M. Best rating.  A downgrade to our insurer financial strength ratings will likely result in lower premiums written and lower profitability and would have a material adverse effect on our results of operations, liquidity and capital resources.

Financial strength ratings are subject to revision or withdrawal at any time by the rating agencies.  We cannot assure you that we or our principal insurance subsidiaries can maintain or improve these ratings.

Our business is heavily regulated and subject to legislative change.  Regulatory actions and legislative activity could negatively impact our business, financial condition and results of operations.

Our companies are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance policyholders, not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.

The system of supervision and regulation applicable to our insurance operations covers, among other things:

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

Each of our insurance companies is domiciled in the Commonwealth of Pennsylvania.  As a result, the Pennsylvania Insurance Department is the primary regulator of these companies.  The Department is responsible for, among other things, reviewing intercompany transactions, enforcing statutory restrictions on dividends by our insurance companies and reviewing the financial condition of our insurance subsidiaries.  To the extent the Department takes an action adverse to our companies, or changes its interpretation or application of its laws and regulations, it could have an adverse effect on our financial condition and results of operations.  Periodically, the Pennsylvania Insurance Department, through its Bureau of Financial Examinations, performs financial examinations of insurance companies domiciled in the Commonwealth.  In connection with its examination of the Pooled Companies for the five years ended December 31, 2007, the Bureau issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  The examiner was directed to reopen the examination and to obtain additional data, documentation and information from us relative to our financial condition.  We have provided the Bureau with several independent analyses and other information that support our position.  We are continuing to provide additional information to the Bureau and are having discussions to resolve this issue.  If we are not able to reach a resolution with the Department on this issue, it could have a material adverse effect on our business, results of operations and financial condition.

State laws and regulations of state insurance departments may affect the cost or demand for our products and the amount and the type of benefits we are required to provide to our insureds. These laws and regulations may impede us from obtaining rate increases on insurance policies offered by our primary insurance subsidiaries or taking other actions we might wish to take to increase our profitability. States could require us to provide increased benefits to insureds without permitting a corresponding rate increase. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of those laws and regulations, which may change from time to time based on judicial and regulatory actions. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to supervise the business and operations of an insurance company. Any substantial fine, revocation or suspension of a license or order of supervision could have a material adverse effect on our business, results of operations and financial condition.

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

Our fee-based businesses are subject to licensing requirements and regulations in the states in which they operate.  Licensing laws and regulations vary by jurisdiction and are subject to amendment and interpretation by regulatory authorities.  If we do not comply, penalties and fines could be imposed or our licenses may be revoked.

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

Our workers’ compensation insurance business is not generally regulated by the federal government, but can be affected by federal legislation and initiatives.  For example, changes in healthcare regulation and systems could affect our loss costs.  In addition, the recent financial crisis has caused the federal government to reconsider the possibility of federal regulation of insurance.  If implemented, federal regulation or federal health care initiatives could increase our cost, or decrease our ability, to conduct our business.

We face a risk of not being reimbursed for losses covered by reinsurance contracts we purchase, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance and reinsurance subsidiaries (known as ceding).  During 2009, we had $561.3 million of gross premiums written of which we ceded $159.4 million, or 28% of gross premiums written, to reinsurers for reinsurance protection.  Reinsurance is maintained to protect our insurance and reinsurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to our subsidiaries for the reinsured portion of the risk.  As of December 31, 2009, we had $827.5 million of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.

Our ability to collect reinsurance depends upon numerous factors including the solvency of our reinsurers, the payment performance of our reinsurers and whether there are any disputes or collection issues with our reinsurers.  We perform credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a change in circumstances, such as a reinsurer’s insolvency, or a reinsurer’s inability or unwillingness to make payments under the terms of a reinsurance contract could affect our ability to collect from our reinsurers.  This risk increases in long-tail lines such as workers’ compensation. An inability to collect our reinsurance receivables could have a material adverse effect on our results of operations, financial condition and liquidity.

If reinsurance becomes unavailable or more costly, it could materially adversely affect our ability to write business and our results of operations.

Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as are currently available. If reinsurance is unavailable or the cost of reinsurance increases, it would have an adverse effect on our business, financial condition and results of operations. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, including potential catastrophic exposures, or a reduction in the amount of insurance we write.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may harm our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  Issues may not emerge until after we issue policies that can be affected by these changes and we may not know our potential liability until several years after the policy is issued.  The effects of emerging claims and coverage issues, such as the asbestos and environmental claims discussed above, are extremely hard to predict and could increase our exposure to claims and losses under our insurance policies, which could have a material adverse effect on us.

We have exposure to catastrophic events, which can materially adversely affect our financial results.

Claims arising out of catastrophes may have a significant effect on our results of operations, liquidity and financial condition.  Various events cause catastrophes, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, and fires.  The incidence and severity of catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Insurance companies are not permitted to reserve for catastrophes until a catastrophic event takes place.  Changing climate conditions, such as rising global temperatures, could increase the frequency and severity of severe weather events that cause losses greater than we anticipate.  Although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance protection and may have a material adverse impact on our financial condition, results of operations and liquidity.

Man-made events, such as terrorism, can also cause catastrophes.  For example, the attack on the World Trade Center resulted in approximately $31 million in pre-tax losses to us, after deduction of all reinsurance and retrocessional protection.  The Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, which expires December 31, 2014, requires an insurer to pay initial losses under the insurance policies the insurer issued up to 20% of the insurer’s commercial lines direct earned premiums.  The federal government covers 85% of the losses above that amount and the insurer retains 15% of the losses.  The PMA Insurance Group would be subject to a deductible of approximately $105 million in 2010 if a covered terrorist act was to occur.  Our existing reinsurance program would cover that deductible.  However, given the amount of losses we must retain, the cap on the federal government’s liability set at $100 billion for the entire insurance industry in the aggregate and exclusions in our reinsurance treaties, a future terrorist attack may result in losses that are not covered by reinsurance or by TRIPRA and that have a material adverse effect on our financial condition, results of operations and liquidity.  If Congress were to repeal TRIPRA or modify it to increase the cost or lower coverage, our exposure in the event of a terrorist attack would increase.

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
•
changes in reserves resulting from the general claims, legal and regulatory environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

The property and casualty insurance industry historically is cyclical in nature with demand rising as the overall level of economic activity increases and falling as such activity decreases. Fluctuations in demand, the level of competition and underwriting standards and the impact on us of other factors identified above could have a negative impact on our business, results of operations and financial condition.

Our reliance on independent agents and brokers exposes us to several risks.

Approximately 93% of The PMA Insurance Group’s business in 2009 was produced through independent agents and brokers.  We do business with a large number of independent brokers on a non-exclusive basis and many of these agents can offer and promote insurance policies issued by other companies that compete with us.  Some of our competitors offer a broader selection of insurance programs than we do.  Our brokers may be more successful selling these broader programs than selling our products.  Therefore, we cannot rely on their ongoing commitment to our insurance products.

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

Although we engage in other businesses, approximately 90% of our net premiums written for the year ended December 31, 2009 was attributable to workers’ compensation insurance.  Negative competitive, economic or regulatory developments that affect the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies with more diversified lines of insurance.  For example, if legislation is enacted in any state in which we operate to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, it could negatively affect the workers’ compensation insurance industry.  Where workers’ compensation insurance rates are determined by regulation, reductions in mandated rates would reduce our profitability.  High unemployment that reduces the payrolls of our insureds would reduce the premiums that we are able to collect.  Any negative developments affecting the workers’ compensation insurance industry could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry which makes it more difficult to attract and retain new business.

The property and casualty insurance industry is highly competitive and we believe that it will remain so for the foreseeable future.  The PMA Insurance Group competes with a large number of insurance companies and diversified financial services companies.  The PMA Insurance Group has six principal competitors: Liberty Mutual Group, Zurich/Farmers Group, Travelers, Chartis, The Hartford Insurance Group and CNA Financial Corporation.  All of these companies and some of our other competitors have greater financial, marketing and management resources than we do.

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

During periods of intense competition, the amount of business that we are able to write can decrease if we maintain our underwriting standards.  As a result, our revenue and profitability during those periods may decrease.

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

Our business is concentrated in the eastern part of the United States.  Direct premiums written in Pennsylvania, New York and New Jersey accounted for approximately 41% of our total direct premiums written in the year ended December 31, 2009. Unfavorable business, economic or regulatory developments, or catastrophic events, occurring in those states, or the eastern part of the United States, could negatively affect our business and results of operations. For example, if Pennsylvania, New York or New Jersey experienced rates of unemployment higher than other areas causing larger payroll reductions for customers operating in those areas, our business and results of operations would suffer.

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

All of our fixed income securities are classified as available for sale.  Changes in the fair value of our available for sale fixed income securities are reflected in our balance sheet.  Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments, which could have an adverse effect on our results of operations and financial condition.

In addition to fluctuations in interest rates, other adverse developments in the capital markets can affect our investment portfolio.  Severe disruptions in the capital markets that cause widening credit spreads, bankruptcies and government intervention in financial institutions can result in significant losses in our investment portfolio.  In addition, any defaults in the payments due to us for our investments could reduce our investment income and cause us to incur investment losses.  During the year ended December 31, 2009, we realized $5.9 million pre-tax in investment losses primarily in connection with our commercial mortgage-backed securities.  If the capital markets continue to deteriorate, we could experience additional losses in the future, which could have a material adverse effect on our results of operations and financial condition.

Our business is dependent upon our key executives, certain of whom do not have employment agreements with restrictive covenants and can leave our employment at any time.

Our success depends significantly on the efforts and abilities of our key executives.  We currently have an employment agreement with Mr. Donnelly, our Chief Executive Officer, that includes restrictive covenants; however, we do not have employment agreements with our other executives.  Accordingly, these other executives may leave our employment at any time and join one of our direct competitors.  Competition for qualified executive management personnel is intense and we may be unable to attract executives possessing the skills we require.  Our business and results of operations could be adversely affected if we lose the services of our current executives and are unable to attract qualified new executives or if our current executives leave our employ and join companies that compete with us.

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

We may not have sufficient funds to satisfy our obligations under our indebtedness and our other contractual and financial obligations.

As of December 31, 2009, we had $143.4 million of outstanding indebtedness.  Our ability to service our indebtedness and to meet our other contractual and financial obligations will depend upon our future operating performance, which in turn is subject to market conditions and other factors beyond our control. In order to obtain funds sufficient to satisfy our obligations under our indebtedness as well as meet our other contractual and financial obligations, we may need to raise additional capital through the sale of securities or certain of our assets. However, we may not be able to enter into or complete any such transactions by the maturity date or put date of our indebtedness or on terms and conditions that are favorable to us. Recent disruptions in the capital markets have made the availability of funds more uncertain. These disruptions, combined with any effects of the current economic slowdown, increase the risk that we could require funds at a time when they are unavailable to us.  We cannot assure you that sufficient funds will be available to us to satisfy our obligations under our indebtedness and to meet our other contractual and financial obligations.  If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

We may require additional capital in the future, which may not be available or may be available only on financially unfavorable terms.

Our capital requirements depend on many factors, including our ability to write new and renewal business and rating agency capital requirements.  To the extent that our existing capital is insufficient to meet these requirements, we may need to raise additional funds through financings.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Debt financings could require us to pay high interest rates and could impose covenants that restrict our ability to operate our business.  Equity financings could result in dilution to our shareholders.  Any financing might result in the issuance of securities having rights, preferences and privileges that are senior to those of our common shares.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.  If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

We are a holding company with no direct operations.  Statutory requirements governing dividends from our principal insurance operating subsidiaries and requirements of ratings agencies could adversely affect our ability to meet our obligations.

We are a holding company that transacts substantially all of our business through our subsidiaries.  Our primary assets are the stock of our operating subsidiaries.  We require cash at the holding company to service our debt, meet contractual obligations and pay our general and administrative expenses.  As of December 31, 2009, we had outstanding indebtedness of $143.4 million.  In connection with our sale of our discontinued operations, we entered into two capital support agreements that could require us to make payments to that company in the event its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $45.9 million.

Our ability to meet our obligations on our outstanding debt and the capital support agreements and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  State insurance laws, including laws establishing minimum solvency and liquidity thresholds, require prior notice to, and in certain circumstances prior approval of, the Pennsylvania Insurance Department before dividends may be paid.  In addition, these laws restrict payments of dividends within any twelve-month period and advances and repayments by our insurance operating subsidiaries.  Generally, the limit is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus, but only to the extent of unassigned surplus.  In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and could refuse to permit dividend payments at the maximum amounts calculated under any applicable formula.  If our insurance subsidiaries are unable to make distributions to us in amounts that enable us to meet our obligations, our liquidity would be adversely affected.

Ratings agencies have their own requirements in calculating the financial strength ratings of our insurance subsidiaries.  Our subsidiaries intend to consider the impact of dividend payments on their financial strength ratings in setting their dividend policy and, therefore, the rating agency requirements could prevent our subsidiaries from paying dividends to us.

If our business does not perform well, we could be required to recognize an impairment of our goodwill or other intangible assets or to increase our valuation allowance against our deferred income tax assets, which could adversely affect our results of operations or financial condition.

As of December 31, 2009, we had a net deferred tax asset of $139.8 million. Realization of our deferred income tax asset is dependent upon the generation of taxable income in those jurisdictions where the relevant tax losses and other timing differences exist. We periodically assess our deferred tax assets to determine if they are realizable. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected.  A write-down of our deferred tax asset could have a material adverse effect on our results of operations and financial position.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  We have recorded a total of $18.3 million of goodwill in connection with our acquisitions of Midlands Management Corporation and PMA Management Corp. of New England, Inc.  We test goodwill for impairment annually or when there is reason to suspect that goodwill may have been diminished or impaired.  We perform impairment testing based upon estimates of the fair value of the acquired businesses to which the goodwill relates.  The estimated fair value of the acquired net assets is impacted by the ongoing performance of the related business.  If we determine that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income.  Any write-down could have a material adverse effect on our results of operations or financial position.

Identifiable intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or business.  We classify identifiable intangible assets as having either a finite or an indefinite life.  We have recorded a total of $11.5 million of identifiable intangible assets in connection with our acquisitions of Midlands Management Corporation and PMA Management Corp. of New England, Inc.  We test the recoverability of indefinite life intangibles annually or when there is reason to suspect that the intangible assets may have been diminished or impaired.  We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value.  If we recognize an impairment, we must write down the intangible asset by the amount of the impairment, with a corresponding charge to income.  Any write-down could have a material adverse effect on our results of operations or financial position.

Our ability to use our net operating loss carryforward could be significantly limited if we experience an ownership change as defined in the Internal Revenue Code.

As of December 31, 2009, we had a net operating loss carryforward of $251.7 million that we can use to offset future taxable income.  Section 382 of the Internal Revenue Code would limit our ability to utilize that net operating loss carryforward if we undergo an ownership change.  An ownership change is, generally, a change in ownership among 5% shareholders of more than 50% of our common shares in any three year period.  Issuances of new common shares can also contribute to an ownership change.

If we undergo an ownership change, the resulting limitation could cause a significant portion of our net operating loss carryforward to expire before we are able to use it.  Our financial position and results of operations would be negatively impacted if we are unable to use the net operating loss carryforward.

In August 2009, our Board of Directors adopted a Section 382 Shareholder Rights Plan designed to protect our net operating loss carryforward from limitation as a result of an ownership change.  The plan will expire on August 6, 2010 unless it is approved by our shareholders before that date.  If the plan is not approved by shareholders, the Company would have little protection against a future ownership change.

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

Our articles of incorporation permit our board of directors to issue one or more classes or series of preferred stock with rights, preferences and other privileges that the board may determine. Our Section 382 Shareholder Rights Plan, if triggered, would significantly dilute the stock ownership of anyone who acquires more than 5% of our shares. The Section 382 Shareholder Rights Plan and the potential issuance of preferred shares could adversely affect our shareholders by preventing or delaying a change of control.

Litigation may have an adverse effect on our business.

We are involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.  Litigation proceedings can include injunctive relief or substantial monetary damages that are not fully covered by our reinsurance agreements.  Adverse decisions across multiple proceedings could require us to pay significant amounts or change the way in which we operate our business, which could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters are located in a four story, 110,000 square foot building that we own in Blue Bell, Pennsylvania.  Through various wholly-owned subsidiaries, we rent additional office space for our insurance operations in 15 other locations.  All of these facilities are shared by The PMA Insurance Group with PMA Management Corp. and/or PMA Management Corp. of New England, Inc.  We also rent additional office space for Midlands at five other locations in Oklahoma, Texas, California, and New York, and for PMA Management Corp. of New England, Inc. at a location in New York.  We also lease approximately 63,000 square feet of office space in Yardley, Pennsylvania, which previously housed our excess and surplus lines business and now is subleased to an unaffiliated third party.  We believe that such owned and leased properties are suitable and adequate for our current business operations.

Item 3.  Legal Proceedings.

We are involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against our insureds, or as an insurer defending coverage claims brought against us by our policyholders or other insurers.  While the outcome of litigation arising out of our ordinary course of business, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 54 for additional information.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to our financial condition, results of operations or liquidity.  See “Critical Accounting Estimates — Reinsurance Receivables” beginning on page 58 for additional information.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock is listed on The NASDAQ Stock Market®.  It trades under the stock symbol: PMACA.

The following is information regarding sales prices for our Class A Common Stock:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2009
Class A Common Stock prices:
	High	$7.20	$5.35	$6.33	$7.44
	Low	3.50	3.70	4.27	4.64
	Close	4.17	4.55	5.69	6.30

2008
Class A Common Stock prices:
	High	$9.14	$10.23	$12.00	$9.47
	Low	7.45	8.24	8.00	3.46
	Close	8.54	9.21	8.82	7.08

There were 135 holders of record of our Class A Common Stock at March 1, 2010.  On November 4, 2003, our Board of Directors resolved to suspend the dividends on our Class A Common Stock.  Our domestic insurance subsidiaries’ ability to pay dividends to us is limited by the insurance laws and regulations of Pennsylvania.  For additional information on these restrictions, see “Item 1 – Business – Regulatory Matters” and “Item 7 – MD&A – Liquidity and Capital Resources” as well as Note 13 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

The following information in this Item 4 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a filing.

Comparison of Total Return on our Class A Common Stock with Certain Indices

The following graph provides an indicator of cumulative total shareholder return on our Class A Common Stock for the last five fiscal years compared with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”), the Standard & Poor’s Supercomposite Property/Casualty Insurance Index (the “S&P Super P/C”) and the Standard & Poor’s 600 Insurance Property/Casualty Index (the “S&P 600 P/C”) for the same periods.  The graph assumes that with respect to our Class A Common Stock, the S&P 500, the S&P Super P/C and the S&P 600 P/C, $100 was invested on December 31, 2004, and all dividends were reinvested.

# Cumulative Total Return

$200
$150
$100
$50
$0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09

| | 12/31/2004 | 12/31/2005 | 12/31/2006 | 12/31/2007 | 12/31/2008 | 12/31/2009 |
|---|---|---|---|---|---|---|
| PMA Capital | $100 | $88.21 | $89.08 | $79.42 | $68.41 | $60.87 |
| S&P 500 | 100 | 104.83 | 121.20 | 127.85 | 81.12 | 102.15 |
| S&P Super P/C | 100 | 116.61 | 130.75 | 113.56 | 88.06 | 93.15 |
| S&P 600 P/C | 100 | 126.59 | 139.64 | 122.88 | 113.63 | 97.86 |

PMA Capital — S&P 500 — S&P Super P/C — S&P 600 P/C

Item 6.  Selected Financial Data. (1)

The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements.  This information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this annual report.  The results of operations for past periods are not necessarily indicative of the results to be expected for any future period.

(dollar amounts in thousands, except per share data)	2009		2008	2007	2006	2005

Gross Premiums Written	$561,266		$528,915	$524,172	$455,756	$420,787
Net Premiums Written	$401,905		$414,237	$394,698	$373,001	$374,975

Consolidated Revenues :
Net premiums earned	$414,771		$390,217	$378,243	$367,403	$357,824
Claims service revenues and commission income	78,471		69,754	37,039	27,853	23,591
Net investment income	36,876		36,069	39,592	35,851	32,235
Net realized investment gains (losses)	514		(4,724)	563	1,239	372
Other revenues	1,083		2,841	340	244	406
Total consolidated revenues	$531,715		$494,157	$455,777	$432,590	$414,428

Components of net income (loss) (2):
Pre-tax operating income (loss):
The PMA Insurance Group (3)	$43,050		$46,713	$38,045	$26,082	$19,511
Fee-based Business (3)	7,208		7,205	3,724	2,802	2,509
Corporate and Other	(19,127)		(20,651)	(19,564)	(21,580)	(24,598)
Pre-tax operating income (loss)	31,131		33,267	22,205	7,304	(2,578)
Income tax expense (benefit)	(9,357	)(4)	11,730	7,822	2,783	2,559
Operating income (loss)	40,488		21,537	14,383	4,521	(5,137)
Net realized investment gains (losses) after tax	334		(3,071)	366	805	242
Income (loss) from continuing operations	40,822		18,466	14,749	5,326	(4,895)
Loss from discontinued operations, net of tax	(19,609)		(12,777)	(57,277)	(1,275)	(16,125)
Net income (loss)	$21,213		$5,689	$(42,528)	$4,051	$(21,020)

Per Share Data:
Weighted average shares:
Basic	32,133,970		31,820,173	32,169,287	32,238,278	31,682,648
Diluted	32,186,402		32,038,781	32,578,025	32,731,360	31,682,648
Income (loss) per share:
Basic:
Continuing Operations	$1.27		$0.58	$0.46	$0.17	$(0.15)
Discontinued Operations	(0.61)		(0.40)	(1.78)	(0.04)	(0.51)
	$0.66		$0.18	$(1.32)	$0.13	$(0.66)
Diluted:
Continuing Operations	$1.27		$0.58	$0.45	$0.16	$(0.15)
Discontinued Operations	(0.61)		(0.40)	(1.76)	(0.04)	(0.51)
	$0.66		$0.18	$(1.31)	$0.12	$(0.66)

Shareholders' equity per share	$12.46		$10.78	$11.92	$12.83	$12.70

Consolidated Financial Position:
Total investments	$862,653		$772,241	$815,331	$786,344	$763,197
Total assets from continuing operations	2,362,739		2,259,053	2,205,985	1,991,709	1,955,085
Total assets	2,362,739		2,502,716	2,581,641	2,666,407	2,888,045
Unpaid losses and LAE	1,269,685		1,242,258	1,212,956	1,152,704	1,169,338
Debt	143,380		129,380	131,262	131,211	196,181
Shareholders' equity	401,797		344,656	378,584	419,093	406,223

(1)	Unless specifically identified, amounts exclude discontinued operations.
(2)
Operating income (loss), which we define as GAAP net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Accordingly, we report pre-tax operating income (loss) by segment in Note 16 of our Consolidated Financial Statements.  Operating income (loss) does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

(3)
As a result of our acquisition of Midlands in 2007, the combined operating results of PMA Management Corp. and Midlands have been reported in a new reporting segment, Fee-based Business. The results of PMA Management Corp. were previously included with the results of The PMA Insurance Group.  For comparative purposes, the financial results of The PMA Insurance Group and PMA Management Corp. have been reclassified in all prior periods to reflect this change.  The combined operating results for Fee-based Business also include those of PMA Management Corp. of New England, Inc., which we acquired in June 2008.

(4)	In 2009, we reduced the valuation allowance on our deferred tax assets by $20.0 million, which resulted in an income tax benefit.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition of PMA Capital Corporation and its consolidated subsidiaries (“PMA Capital” or the “Company,” which also may be referred to as “we” or “us”) as of December 31, 2009, compared with December 31, 2008, and the results of operations of PMA Capital for 2009 and 2008, compared with each immediately preceding year.  The balance sheet information is as of December 31 for each respective year.  The statement of operations and cash flow information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 of this Form 10-K (“Consolidated Financial Statements”).  You should also read our discussion of Critical Accounting Estimates beginning on page 54 for an explanation of those accounting estimates that we believe are most important to the understanding of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See “Item 1A – Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” on page 60 for an explanation of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.

OVERVIEW

We are a holding company whose operating subsidiaries provide insurance and fee-based services.  The PMA Insurance Group earns revenues and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $551.8 million in 2009, compared to $517.9 million in 2008 and $510.3 million in 2007.  Because time normally elapses between the receipt of premiums and the payment of claims and operating expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

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

These items are further described elsewhere in this discussion and in “Item 1 – Business.”

Losses and LAE are the most significant payment items affecting our insurance business and represent the most significant accounting estimates in our consolidated financial statements.  We establish reserves for losses, which represent estimates of future amounts needed to pay claims with respect to insured events that have occurred, including events that have not been reported to us.  We also establish reserves for LAE, which represent the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.  Changes in reserve estimates may be caused by a wide range of factors, including inflation, changes in claims and litigation trends and legislative or regulatory changes.  We would incur a charge to earnings in any period our reserves are increased.  In 2009, we recorded a charge to increase loss reserves for prior years at The PMA Insurance Group, as discussed on page 56 of this MD&A, and in 2008 and 2007, we recorded charges to increase loss reserves for prior years at the discontinued operations, as discussed on page 57 of this MD&A.

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $80.8 million in 2009, compared to $71.6 million in 2008 and $38.1 million in 2007.  Payments made at this segment primarily consist of operating expenses, which include employee-related costs to operate the business, managed care vendor expenses and commissions paid to sub-producers.  The Fee-based Business segment includes the results of PMA Management Corp., which has been in operation since 1991, Midlands Management Corporation, which we acquired in 2007, and PMA Management Corp. of New England, Inc., which we acquired in 2008.  Revenues and income increased in 2008, compared to 2007, primarily as a result of these acquisitions.

In 2007, we began reporting the results of our Run-off Operations as discontinued operations which requires that the balance sheets be presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations be presented with the net results from discontinued operations shown after the results from continuing operations.  Our Run-off Operations includes our reinsurance and excess and surplus lines businesses, which we placed into run-off in 2003 and 2002, respectively.  In 2009, we sold our Run-off Operations for $100,000.  We agreed to contribute $13.1 million to the Run-off Operations and entered into two capital support agreements.  Upon the closing of the transaction, we recorded an after-tax charge of $18.3 million, which represented the impact of the capital contribution and the estimated fair value of the capital support, as well as other costs associated with the closing of the sale.

RESULTS OF OPERATIONS

Consolidated Results

We had net income of $21.2 million in 2009, compared to $5.7 million in 2008 and a net loss of $42.5 million in 2007.  Operating income, which we define as net income (loss) excluding net realized investment gains (losses) and results from discontinued operations, increased to $40.5 million in 2009, compared to $21.5 million in 2008 and $14.4 million in 2007.

In 2009, we reduced the valuation allowance on our deferred tax assets, which increased both net income and operating income by $20.0 million.  This change resulted from the profitable operating results at The PMA Insurance Group and our Fee-based Business over the past several years, our expectation that profitable results will continue going forward, and the removal of the volatility and uncertainty related to the Run-off Operations.  Net income also included an after-tax loss of $19.6 million from discontinued operations, which primarily reflected the $18.3 million charge associated with the closing of the sale of our Run-off Operations.

Net income in 2008 included an after-tax loss of $12.8 million from discontinued operations, which resulted from a $13.0 million capital contribution that increased the statutory capital of our Run-off Operations and prior year adverse loss development.

The net loss in 2007 included an after-tax loss of $57.3 million from discontinued operations.  The loss from discontinued operations included an after-tax impairment charge of $40.0 million related to the write-down of the net assets of our Run-off Operations to our estimate of the projected proceeds at the sale.  The net loss also included an after-tax reserve charge of $14.3 million for prior year adverse loss development at our Run-off Operations.

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

(dollar amounts in thousands)	2009	2008	2007

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$43,050	$46,713	$38,045
Fee-based Business	7,208	7,205	3,724
Corporate and Other	(19,127)	(20,651)	(19,564)
Pre-tax operating income	31,131	33,267	22,205
Income tax expense (benefit)	(9,357)	11,730	7,822
Operating income	40,488	21,537	14,383
Net realized investment gains (losses) after tax	334	(3,071)	366
Income from continuing operations	40,822	18,466	14,749
Loss from discontinued operations, net of tax	(19,609)	(12,777)	(57,277)
Net income (loss)	$21,213	$5,689	$(42,528)

Income from continuing operations included the following after-tax net realized investment gains and losses:

(dollar amounts in thousands)	2009	2008	2007
Net realized investment gains (losses) after tax:
Sales of investments	$4,149	$2,928	$(1,084)
Other than temporary impairments	(3,815)	(5,981)	(136)
Change in fair value of trading securities	-	-	2,093
Other	-	(18)	(507)
Net realized investment gains (losses) after tax	$334	$(3,071)	$366

Consolidated revenues were $531.7 million in 2009, compared to $494.2 million in 2008 and $455.8 million in 2007.  The increase in consolidated revenues in 2009, compared to 2008, was primarily due to increases in net premiums earned of $24.6 million and claims service revenues of $10.3 million.  The growth in net premiums earned mainly reflected an increase in direct premiums written over the past year, while the increase in claims service revenues resulted from organic growth and our prior year acquisition of PMA Management Corp. of New England, Inc.  Organic claims service revenue growth was primarily due to increases in managed care revenues earned from existing clients and new business in 2009.  The increase in consolidated revenues in 2008, compared to 2007, primarily reflected an increase in fee-based revenues of $32.7 million and growth in net premiums earned of $12.0 million.  Included in the fee-based revenue increase were increases in claims service revenues of $23.3 million and commission income of $9.4 million.  The increases in claims service revenues and commission income were primarily due to revenues resulting from our acquisition of Midlands, while the growth in net premiums earned mainly reflected an increase in direct premium production, which was due to increases in renewal premiums and larger account business.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

(dollar amounts in thousands)	2009	2008	2007

Net premiums written	$402,495	$414,731	$395,325

Net premiums earned	$415,361	$390,711	$378,870
Net investment income	36,690	35,431	37,936
Other revenues	166	2,138	-
Total revenues	452,217	428,280	416,806

Losses and LAE	291,210	270,825	263,199
Acquisition and operating expenses	108,732	103,647	106,771
Dividends to policyholders	8,661	6,306	7,790
Total losses and expenses	408,603	380,778	377,760

Operating income before income
taxes and interest expense	43,614	47,502	39,046

Interest expense	564	789	1,001

Pre-tax operating income	$43,050	$46,713	$38,045

Combined ratio	98.4%	97.5%	99.7%
Less: net investment income ratio	8.8%	9.1%	10.0%
Operating ratio	89.6%	88.4%	89.7%

The PMA Insurance Group had pre-tax operating income of $43.1 million in 2009, compared to $46.7 million in 2008 and $38.0 million in 2007.  The decrease in 2009, compared to 2008, included a net pre-tax charge of $3.0 million due to loss emergence on our workers' compensation business for accident year 2008 and a reduction in our accrual for additional audit premiums on rate-sensitive workers’ compensation business of $6.7 million.  The increase in 2008, compared to 2007, was due primarily to improved underwriting results, as reflected in our lower combined ratio.  The results for 2008 also included a pre-tax gain of $2.1 million on the sale of a property that housed one of our branch offices.

We provide combined ratios and operating ratios for The PMA Insurance Group as we believe they are important measures for our insurance business.  The “combined ratio” is a measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  A combined ratio of less than 100% reflects an underwriting profit.  Because time normally elapses between the receipt of premiums and the payment of claims and certain related expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Premiums

We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

(dollar amounts in thousands)	2009	2008	2007

Direct premium production	$512,502	$506,187	$459,952
Fronting premiums	54,686	34,832	59,840
Premium adjustments	(15,402)	(23,097)	(9,469)
Direct premiums written	$551,786	$517,922	$510,323

Direct premium production increased in 2009 and 2008, compared to each immediately preceding year.  The increase in direct premium production for 2009, compared to 2008, was due to an increase in the amount of captive accounts business written, partially offset by a decline in workers’ compensation direct premium production which was due to a lower retention rate and a reduced amount of new business in 2009.  The increase in direct premium production for 2008, compared to 2007, primarily reflected increases in renewal premiums and larger account business.

Fronting premiums were $54.7 million in 2009, compared to $34.8 million in 2008 and $59.8 million in 2007, of which we retained approximately 14%, 12% and 4%, respectively, of the underwriting results.  The fluctuation of fronting premiums between 2009, 2008 and 2007 primarily relates to the commencement and termination of fronting programs during those periods.  One fronting arrangement was terminated in early 2008, and we entered into two new fronting arrangements during August 2008.  The workers’ compensation business produced under these two arrangements is primarily located in the southeastern part of the United States and California.  We earn an administrative fee based upon the direct premiums earned under each agreement as well as fees for providing claims services on the business placed under one of the arrangements.  All of the participating reinsurers have current A.M. Best financial strength ratings of “A-” (Excellent) or higher.

The PMA Insurance Group’s premiums written were as follows:

(dollar amounts in thousands)	2009	2008	2007

Workers' compensation:
Direct premiums written	$456,683	$455,130	$457,360
Premiums assumed	10,001	11,352	14,250
Premiums ceded	(103,822)	(89,653)	(109,940)
Net premiums written	$362,862	$376,829	$361,670
Commercial lines:
Direct premiums written	$95,103	$62,792	$52,963
Premiums assumed	69	135	226
Premiums ceded	(55,539)	(25,025)	(19,534)
Net premiums written	$39,633	$37,902	$33,655
Total:
Direct premiums written	$551,786	$517,922	$510,323
Premiums assumed	10,070	11,487	14,476
Premiums ceded	(159,361)	(114,678)	(129,474)
Net premiums written	$402,495	$414,731	$395,325

Direct workers’ compensation premiums written were $456.7 million in 2009, compared to $455.1 million in 2008 and $457.4 million in 2007.  The increase in direct workers’ compensation premiums written for 2009, compared to 2008, was due to more premiums written under fronting arrangements and, to a lesser extent, a lower amount of return premium adjustments, which were mostly offset by a decline in workers’ compensation direct premium production of $25.7 million.  The premium adjustments, which decreased by $7.4 million for workers’ compensation business in 2009, primarily reflected a lower amount of return premium adjustments on loss-sensitive products where the insured shares in the underwriting result of the policy.  We write these retrospective products because we believe they provide us with greater certainty in achieving our targeted underwriting results as the customer shares in the underwriting result of the policy with

us.  The decline in direct workers’ compensation premiums written for 2008, compared to 2007, was due to a reduction in fronting premiums and higher return premium adjustments, which were largely offset by an increase in workers’ compensation direct premium production of $36.5 million.  The premium adjustments, which increased by $13.7 million for workers’ compensation business in 2008, primarily reflected favorable loss experience on loss-sensitive products.

Payrolls on our renewal customer base decreased modestly in 2009 and increased 3% in 2008, compared to each immediately preceding year.  Our renewal retention rate on existing workers’ compensation accounts was 81% for 2009, compared to 87% for both 2008 and 2007.  The decline in the retention rate in 2009 primarily reflected a lower retention on rate-sensitive middle-market business as we continue to maintain disciplined underwriting standards in a price competitive environment.  While the retention rate was also down on loss-sensitive workers’ compensation business, the decrease was lower than that on rate-sensitive business and retention rates remained higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis.  The proportion of our workers’ compensation business written on a loss-sensitive basis increased modestly in 2009.  Direct premium production included $83.0 million of new workers’ compensation business in 2009, compared to $116.1 million in 2008 and $101.1 million in 2007.  The decline for 2009, compared to 2008, primarily reflected a lower amount of rate-sensitive new business.

In 2009, pricing on our rate-sensitive workers’ compensation business, which represents approximately 57% of our total workers’ compensation business, decreased by 1%, compared to declines of 6% in 2008 and 4% in 2007.  Although our pricing on this business declined for full year 2009, it increased modestly during the second half of the year.  For workers’ compensation coverages, the premium charged on fixed-cost policies is primarily based upon the manual rates filed with state insurance departments.  In 2009, workers’ compensation manual rates for business in our principal marketing territories decreased by 4%, compared to declines of 7% in 2008 and 4% in 2007.  These changes in manual rates generally reflect the effects of average medical and indemnity cost fluctuations in recent years.  Manual rate changes are set by state insurance regulatory authorities and directly affect the prices that we can charge for our rate-sensitive workers’ compensation products.  To the extent that manual rates decline, our amount of premiums written will continue to be negatively impacted.

In 2008, our pricing on rate-sensitive workers’ compensation business written decreased 22% in New York and 18% in Florida.  The pricing reductions in both New York and Florida were mainly driven by manual loss cost changes filed by each respective state’s rating bureau.  These two states collectively represented about 16% of our overall rate-sensitive workers’ compensation business written during 2008.  Exclusive of business written in New York and Florida, our pricing on rate-sensitive workers’ compensation business decreased 3% in 2008.

Pricing on our rate-sensitive workers’ compensation business in Pennsylvania declined 5% in 2008.  In Pennsylvania, we were affected by a 10.2% reduction in loss costs, which was approved by the Pennsylvania Insurance Department and became effective in April 2008.  While this resulted in lower filed loss costs in Pennsylvania, we have continued our practice of underwriting our business with a goal of achieving a reasonable level of profitability on each account.  We continue to determine our business pricing through schedule charges and credits that we file and use to limit the effect of filed loss cost changes and have not experienced a decrease in premiums equal to the reduction in filed rates.  We also believe the nature of our loss-sensitive and alternative market books of business, which represent approximately 40% of our Pennsylvania workers’ compensation business, mitigates the impact of reductions in filed loss costs.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), increased by $32.3 million in 2009, compared to 2008.  Our renewal retention rate on existing Commercial Lines accounts in 2009 was 86%, and new business was $45.1 million.  New business for these lines in 2009 primarily consisted of captive accounts where we earn fees and only take a limited amount of underwriting risk.  Direct premiums written for Commercial Lines increased by $9.8 million in 2008, compared to 2007.  Our renewal retention rate on existing Commercial Lines accounts was 89% for both 2008 and 2007, and new business was $19.4 million in 2008, compared to $13.4 million in 2007.  Overall pricing on Commercial Lines decreased 2% in 2009, compared to decreases of 6% in 2008 and 2% in 2007.

Total premiums assumed decreased by $1.4 million in 2009 and $3.0 million in 2008, compared to each immediately preceding year.  The declines for both periods were primarily due to reductions in the involuntary residual market business assigned to us.  Although our total direct premiums written in both 2009 and 2008 increased, we believe the declines in assumed premiums assigned to us were a result of more business written in the traditional market and less business assigned to the total involuntary market pool.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s share of this residual market business is assigned on a lag based on its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Total premiums ceded increased by $44.7 million in 2009 and decreased by $14.8 million in 2008, compared to each immediately preceding year.  Premiums ceded for workers’ compensation increased by $14.2 million in 2009, compared to 2008, primarily due to more premiums ceded under fronting arrangements.  Premiums ceded for workers’ compensation decreased by $20.3 million in 2008, compared to 2007, primarily due to lower premiums ceded under fronting arrangements, which were partially offset by an increase in the amount of workers’ compensation business sold to captive accounts, where a substantial portion of the direct premiums are ceded.  Premiums ceded for Commercial Lines increased by $30.5 million in 2009, compared to 2008, mainly resulting from an increase in the amount of Commercial Lines business sold to captive accounts.  Premiums ceded for Commercial Lines increased by $5.5 million in 2008, compared to 2007, mainly resulting from more direct premiums written.

In total, net premiums written decreased 3% in 2009, compared to 2008.  The decline in 2009 reflected a decrease in workers’ compensation direct premium production, primarily due to a decrease in new business during 2009.  Net premiums written increased 5% in 2008, compared to 2007.  The increase in 2008 primarily reflected the increase in direct premium production, which was partially offset by higher return premium adjustments.

Net premiums earned increased 6% in 2009 and 3% in 2008, compared to each immediately preceding year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar increase in premiums written will typically be greater than the increase in premiums earned, as was the case in 2008.  The increase in net premiums earned in 2009, compared to 2008, reflected the effects of higher net premiums written in the second half of 2008, compared to the same period in 2009.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, the premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustments are made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	2009	2008	2007

Loss and LAE ratio	70.1%	69.3%	69.5%
Expense ratio:
Acquisition expense	16.9%	17.1%	19.4%
Operating expense	9.3%	9.5%	8.7%
Total expense ratio	26.2%	26.6%	28.1%
Policyholders' dividend ratio	2.1%	1.6%	2.1%
Combined ratio	98.4%	97.5%	99.7%

The loss and LAE ratio increased 0.8 points in 2009, compared to 2008, due primarily to loss emergence on our 2008 workers’ compensation business and a decrease in additional audit premiums.  As a result of the loss emergence, we recorded a net charge of $3.0 million comprised of an increase in our workers’ compensation loss reserves of $5.0 million, which was partially offset by $2.0 million of additional premiums due under our loss-sensitive products for the portion of this development that is shared with the insureds.  The reduction in the accrual for additional audit premiums reflected lower than expected payrolls on audited policies, which were primarily written in 2007 and 2008.  Over the past several years, audit premiums have been approximately 1% of workers’ compensation premiums.  In 2009, audit premiums were modestly negative.  As a result of this decrease, we reduced our accrual for additional audit premiums by $6.7 million during 2009.

Pricing changes coupled with payroll inflation for rate-sensitive workers’ compensation business are slightly above overall estimated loss trends.  In addition, our current accident year loss and LAE ratio improved modestly between years as we continued to benefit in 2009 from changes in the type of workers’ compensation products selected by our insureds and from managed care initiatives.  We estimated our medical cost inflation to be 6.0% during 2009, compared to our estimate of 6.5% in 2008, and we expect that medical cost inflation will continue to be a significant component of our overall loss experience.

The loss and LAE ratio improved 0.2 points in 2008, compared to 2007.  The improved loss and LAE ratio primarily benefited from favorable development in our loss-sensitive business, which resulted in the retrospective premium adjustments recorded in 2008.  Although pricing changes coupled with payroll inflation for rate-sensitive workers’

compensation business were below overall estimated loss trends, our 2008 accident year loss and LAE ratio benefited from changes in the type of workers’ compensation products selected by our insureds.  We estimated our medical cost inflation to be 6.5% during 2008, compared to our estimate of 7% in 2007.  This decline reflected a decrease in utilization as well as our enhanced network and managed care initiatives.

The total expense ratio improved 0.4 points in 2009, compared to 2008, as the increase in net premiums earned outpaced the 2% increase in our controllable expenses, which include salary, benefits and other employee-related costs.  In 2008, the total expense ratio improved by 1.5 points, compared to 2007.  The improvement in 2008 resulted from a lower acquisition expense ratio, which was partially offset by a higher operating expense ratio.  The acquisition expense ratio in 2008 benefited by 2.0 points from reductions in premium-based state assessments.  Commissions earned under our fronting arrangements also reduced the acquisition expense ratio by 0.6 points in 2009 and 0.7 points in 2008, as the ceding commissions earned on this business reduce our commission expense.  The lower operating expense ratio in 2007, compared to both 2009 and 2008, reflected recoveries on reinsurance receivable balances that had previously been written-off.

The policyholders’ dividend ratio increased 0.5 points in 2009, compared to 2008.  The higher policyholders’ dividend ratio was primarily in our captive business and reflected better than anticipated underwriting and investment results in many of the captive programs.  In this business, the policyholders may receive a dividend based, to a large extent, on their program’s underwriting and investment results.  The policyholders’ dividend ratio decreased 0.5 points in 2008, compared to 2007.  The 2008 ratio reflected slightly higher loss experience in our captive programs, which resulted in lower dividends on captive products.

Net Investment Income

Net investment income was $36.7 million in 2009, compared to $35.4 million in 2008 and $37.9 million in 2007.  The increase in 2009, compared to 2008, was due primarily to an increase in average invested assets of 5%, which was partially offset by a lower investment yield of approximately 10 basis points.  The decrease in 2008, compared to 2007, was due primarily to a lower investment yield of approximately 40 basis points.

Other Revenues

Other revenues reflected gains of $166,000 in 2009 and $2.1 million in 2008 for the sales of properties that previously housed our branch offices.  We currently lease new, more modern facilities for these branch offices.

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

Summarized financial results of the Fee-based Business were as follows:

(dollar amounts in thousands)	2009	2008	2007

Claims service revenues	$68,751	$58,301	$34,034
Commission income	10,956	12,435	3,005
Net investment income	344	540	972
Other revenues	781	334	113
Total revenues	80,832	71,610	38,124

Operating expenses	73,624	64,405	34,400

Pre-tax operating income	$7,208	$7,205	$3,724

Our Fee-based Business had pre-tax operating income of $7.2 million for both 2009 and 2008, compared to $3.7 million in 2007.  The results for 2009, compared to 2008, benefited as claims service revenues increased at a faster rate than the increase in operating expenses.  The impact of the higher claims service revenues in 2009 was offset by lower net commissions earned by our agency business.  The increase in pre-tax operating income in 2008, compared to 2007, primarily related to the inclusion of Midlands’ results for full year 2008.

Revenues

Revenues for our Fee-based Business were $80.8 million in 2009, compared to $71.6 million in 2008 and $38.1 million in 2007.  The increase in revenues for 2009, compared to 2008, primarily reflected an increase in claims service revenues of $10.5 million, which was partially offset by a decline in commission income of $1.5 million.  Organic claims service revenue growth was 11% in 2009, compared to 2008, and primarily reflected increases in managed care revenues earned from existing clients and new business.  Managed care services include medical bill review, access to our preferred provider network partnerships, pharmacy discounts and nurse case management services.  Claims service revenues also increased in 2009 as a result of our June 2008 acquisition of PMA Management Corp. of New England, Inc.  The decline in commission income for 2009 was mainly the result of continued soft pricing in excess workers’ compensation business.  We began experiencing an increase in the competitiveness of this business during 2008 and that trend continued through 2009.  Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.

The increase in revenues of $33.5 million in 2008, compared to 2007, was primarily due to the inclusion of Midlands’ revenues, which contributed $28.0 million in 2008, compared to $6.5 million in 2007.  The increase also reflected additional claims services provided to self-insured clients and an increase in managed care services.

Expenses

Operating expenses for our Fee-based Business increased to $73.6 million in 2009, up from $64.4 million in 2008 and $34.4 million in 2007.  Commission expenses included in operating expenses for these periods were $5.2 million in 2009, compared to $5.8 million in 2008 and $1.1 million in 2007.  The increase in operating expenses for 2009, compared to 2008, primarily reflected additional expenses, mainly salaries, benefits and other employee-related costs, incurred in connection with the growth of our claims services revenues, including amounts related to the inclusion of PMA Management Corp. of New England’s expenses for full year 2009.

The increase in operating expenses of $30.0 million in 2008, compared to 2007, primarily reflected the inclusion of Midlands’ expenses for full year 2008.  Midlands’ operating expenses were $19.6 million higher for full year 2008, compared to the fourth quarter of 2007.  The increase in operating expenses for 2008 also reflected an increase in the direct costs associated with the additional claims and managed care services provided to self-insured clients.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other had net expenses of $19.1 million in 2009, compared to $20.7 million in 2008 and $19.6 million in 2007.  The decrease in net expenses in 2009, compared to 2008, related primarily to lower stock-based compensation expense and lower interest expense on variable rate debt.  The increase in net expenses in 2008, compared to 2007, related primarily to certain intercompany transactions, which are eliminated in the Corporate and Other segment.

Discontinued Operations

Discontinued operations, formerly reported as our Run-off Operations, include the results of our reinsurance and excess and surplus lines businesses, from which we withdrew in November 2003 and May 2002, respectively.  On December 24, 2009, we sold the Run-off Operations for $100,000.  In connection with the closing, we contributed $13.1 million to the Run-off Operations and entered into two capital support agreements.  The capital contribution included cash of $3.1 million and a note payable in two equal installments of $5.0 million in June 2010 and June 2011.  The capital support agreements may require us to make payments to the Run-off Operations in the event its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $45.9 million and any payments with respect to the supported lines of business are not expected to commence until 2018 and may extend to 2052.  Generally Accepted Accounting Principles require guarantees to be recorded at fair value at inception, which we estimate is approximately $13 million for the capital support agreements.  Upon the closing of the transaction, we recorded an after-tax charge of $18.3 million, which represented the impact of the capital contribution and the estimated fair value of the capital support, as well as other costs associated with the closing of the sale.

Summarized financial results from discontinued operations, which are reported as a single line, net of tax, below income from continuing operations in our Consolidated Statements of Operations, were as follows:

(dollar amounts in thousands)	2009	2008	2007

Net premiums earned	$2,288	$1,699	$3,471
Net investment income	4,027	560	2,844
Net realized investment gains (losses)	(737)	1,901	(541)
	5,578	4,160	5,774

Losses and loss adjustment expenses	1,897	24,257	24,013
Acquisition expenses	1,437	446	891
Operating expenses	12,020	9,016	7,507
Impairment charge/valuation adjustment	20,392	(9,902)	61,482
	35,746	23,817	93,893

Income tax benefit	(10,559)	(6,880)	(30,842)
Loss from discontinued operations, net of tax	$(19,609)	$(12,777)	$(57,277)

In 2007, we recognized an after-tax impairment loss of $40.0 million related to the sale of the Run-off Operations.  The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds 1		$10.0

Less:	Book value of Run-off Operations 2	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit 3	21.5

Impairment loss, net of tax		$(40.0)

(1)	Estimated sales proceeds were based on a non-binding letter of intent received in February 2008.
(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, we recorded an income tax benefit on the impairment loss, as we believed we would be able to use the loss to offset future operating earnings.

Subsequent to 2007, the loss from discontinued operations, net of tax, reflected decreases in the amount of proceeds we either expected to receive or actually received at the closing of the sale.  As there was normal operating activity in 2008 and 2009 that did not impact the sales proceeds, we adjusted the valuation adjustment against the net assets of discontinued operations that we recorded in 2007 to offset this activity.

In 2008, as a result of adverse loss development, we estimated that the cash to be received at closing would be reduced by $7.5 million.  We also recorded an $8.5 million after-tax charge in 2008 related to a $13.0 million capital contribution received from the holding company in order to comply with a commitment made to an independent rating agency.  The capital contribution, which included $5.0 million of cash and a promissory note of $8.0 million, increased the statutory capital of PMA Capital Insurance Company.  We wrote-off the capital contribution as we believed that the additional capital would not result in an increase to the cash expected to be received at the closing of the sale.  This write-off was reflected in the discontinued operations’ financial statements as an impairment charge.

LOSS RESERVES AND REINSURANCE

Loss Reserves

The following table represents the reserve levels as of December 31, 2009 for The PMA Insurance Group and the significant lines of business within this segment:

(dollar amounts in thousands)	Case	IBNR	Total

The PMA Insurance Group:
Workers' compensation and integrated disability	$527,782	$557,444	$1,085,226
Commercial multi-peril/ General liability	108,922	49,422	158,344
Commercial automobile	11,933	14,182	26,115
Unpaid losses and loss adjustment expenses	$648,637	$621,048	$1,269,685

Our unpaid losses and LAE, net of reinsurance, at December 31, 2009 and 2008 were $458.2 million and $432.8 million, respectively, net of discount of $30.2 million and $27.5 million, respectively.  Included in unpaid losses and LAE were amounts related to our workers’ compensation claims of $412.5 million and $382.1 million, net of discount of $29.9 million and $27.4 million at December 31, 2009 and 2008, respectively.  The discount rate used was approximately 5% at December 31, 2009 and 2008.

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

At December 31, 2009, 2008 and 2007, our gross reserves for asbestos-related losses were $26.0 million, $29.5 million and $25.7 million, respectively ($10.3 million, $11.4 million and $10.8 million, net of reinsurance, respectively).  At December 31, 2009, 2008 and 2007, our gross reserves for environmental-related losses were $7.5 million, $10.1 million and $10.3 million, respectively ($362,000, $463,000 and $0, net of reinsurance, respectively).

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

We believe that our unpaid losses and LAE are fairly stated at December 31, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal, legislative and regulatory developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2009, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

Periodically, the Pennsylvania Insurance Department, through its Bureau of Financial Examinations, performs financial examinations of insurance companies domiciled in the Commonwealth.  In connection with its examination of the Pooled Companies for the five years ended December 31, 2007, the Bureau issued a report questioning the reasonableness of the

Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department. The examiner was directed to reopen the examination and to obtain additional data, documentation and information from us relative to our financial condition. We believe the Pooled Companies’ estimate of loss and loss adjustment expense reserves is reasonable and have provided the Bureau with several independent analyses and other information that support our position. We are continuing to provide additional information to the Bureau and are having discussions to resolve this issue. If we are not able to reach a resolution with the Department on this issue, it could have a material adverse effect on our business, results of operations and financial condition. See “Critical Accounting Estimates — Unpaid Losses and Loss Adjustment Expenses” beginning on page 54 for additional information. In addition, see the “Cautionary Note Regarding Forward-Looking Statements” on page 60 and “Item 1A – Risk Factors” for a discussion of factors that may adversely impact our losses and LAE in the future.

Reinsurance

Under our reinsurance and retrocessional coverages in place during 2009, 2008 and 2007, we ceded earned premiums totaling $153.2 million, $117.5 million and $117.6 million, and we ceded losses and LAE of $85.4 million, $93.5 million and $102.8 million to reinsurers and retrocessionaires.

At December 31, 2009 and 2008, we had amounts receivable from our reinsurers and retrocessionaires totaling $827.5 million and $826.1 million, respectively.  As of December 31, 2009, $20.7 million, or 3%, of these amounts were due to us on losses we have already paid, compared to $21.2 million, or 3%, at December 31, 2008.  The remainder of the reinsurance receivables related to unpaid claims.

In 2007, we purchased reinsurance covering substantially all unpaid losses and LAE related to our integrated disability business.  Under the agreement, the reinsurer also handles the servicing and benefit payments related to this business.  Upon entering into this agreement, we ceded $25.7 million in carried loss and LAE reserves and paid $22.7 million in cash.  As of December 31, 2009, we have recovered $11.1 million of these losses from the reinsurer.

At December 31, 2009, we had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of our shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral
Imagine International Reinsurance, Ltd.	$131,015	$131,015
Trabaja Reinsurance Company (1)	90,172	85,585
PXRE Reinsurance Company	64,231	53,123
Hannover Ruckversicherungs AG	63,974	-
Swiss Reinsurance America Corporation	58,752	-
QBE Reinsurance Corporation	48,749	-
Toa-Re Insurance Company of America	29,600	-
Munich Reinsurance America, Inc.	28,720	110
Employers Mutual Casualty Company	27,616	-

(1) A member of the London Reinsurance Group.

In July 2009, we commuted our reinsurance with Houston Casualty Company.  This reinsurance covered workers’ compensation business written in 1999 and 2000.  As a result of this commutation, we received cash of $43.9 million and reduced our reinsurance receivables.  This commutation did not have a material impact on our results of operations, but did improve liquidity by the amount of the cash received.

We perform credit reviews of our reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet our standards are excluded from our reinsurance programs.  In addition, we require collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2009 and 2008, our reinsurance receivables were supported by $398.6 million and $367.4 million of collateral, respectively.  Of the uncollateralized reinsurance receivables at December 31, 2009, approximately 89% was due from reinsurers rated “A-” or better by A.M. Best and is broken down as follows: “A++” – 3%; “A+” – 16%; “A” – 59% and “A-” – 11%.  We believe that our reinsurance receivables, net of the valuation allowance, are fully collectible.  The timing of payments and the collectibility of reinsurance receivables have not had a material adverse effect on our liquidity.

At December 31, 2009, our reinsurance and retrocessional protection for major lines of business that we write was as follows:

	Retention		Limits (1)
The PMA Insurance Group
Per Occurrence:
Workers' compensation	$250,000	(2)	$129.8 million	(3)
Other casualty lines	$500,000		$49.5 million
Per Risk: (4)
Property lines	$750,000		$49.3 million	(5)
Auto physical damage	$750,000		$6.8 million

(1)	Represents the amount of loss protection above our level of loss retention.
(2)
The PMA Insurance Group retained an aggregate $12.9 million deductible on the first layer of its workers’ compensation reinsurance, which is $750,000 excess of $250,000.  Effective January 1, 2010, the aggregate deductible increased to $14.2 million.

(3)
Our maximum limit for any one claimant is $5.8 million.  Effective January 1, 2009, our maximum limit increased to $7.5 million in layers excess of $10.0 million and effective January 1, 2010, our total limit increased to $139.8 million.

(4)
The PMA Insurance Group retains 25% of the first $3.0 million in property losses (including auto physical damage) on a quota share basis.  Excess of loss reinsurance extends our per risk limits as shown above.

(5)	For certain low risk classes of business, per risk property limit is $69.3 million.

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

For one of the fronting arrangements we entered into during 2008, workers’ compensation policies are underwritten solely in California, which is exposed to earthquake peril.  Upon inception, we retained a 20% quota share of the first $1.0 million of loss per occurrence on this business and ceded the other 80% to non-affiliated reinsurers.  Included, as part of our reinsurance program for this business, is dedicated workers’ compensation catastrophe protection up to a limit of $50.0 million.  An additional $55.0 million of coverage in excess of $50.0 million was purchased as part of the reinsurance protection included in the table above.

Although we believe that we have adequate reinsurance to protect against the estimated probable maximum gross loss from a catastrophe, an especially severe catastrophe or series of catastrophes, or a terrorist event, could exceed our reinsurance and/or retrocessional protection and may have a material adverse impact on our financial condition, results of operations and liquidity.  In 2009, 2008 and 2007, our loss and LAE ratios were not significantly impacted by catastrophes.

Certain portions of The PMA Insurance Group’s workers’ compensation reinsurance include coverage for terrorist acts.  Effective January 1, 2010, our reinsurance of $139.0 million excess of $1.0 million includes coverage for certified and non-certified terrorist acts, except for nuclear, biological, chemical and radiological events.  In all cases, at least two full limits of coverage are available in the aggregate.  For nuclear, biological, chemical and radiological events, our coverage includes domestic and non-certified events for $5.0 million excess of $1.0 million.

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

Net cash flows related to operating activities were as follows:

(dollar amounts in thousands)	2009	2008	2007
Net cash flows provided by (used in) operatings activities from:
Continuing Operations	$64,594	$27,596	$19,648
Discontinued Operations	(68,746)	(88,757)	67,180
	$(4,152)	$(61,161)	$86,828

We expect that the cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive for the foreseeable future as we anticipate premium and other service revenue collections to exceed losses and LAE payments as well as acquisition and operating expense payments.  We intend to invest these positive cash flows and earn investment income, yet maintain an appropriate maturity duration on investments to match the timing of our anticipated obligations.  The increase in net cash flows provided by operating activities from continuing operations in 2009, compared to both 2008 and 2007, primarily reflected the commutation of a reinsurance agreement at The PMA Insurance Group, which resulted in cash received of $43.9 million.  For additional information regarding the commutation, see “Loss Reserves and Reinsurance – Reinsurance” on page 43 of this MD&A.  The positive operating cash flows at our continuing operations in 2007 were reduced by $22.7 million for retroactive reinsurance purchased by The PMA Insurance Group to cover substantially all of the unpaid losses and LAE related to its integrated disability business.

Net cash flows used in operating activities from discontinued operations decreased as a result of a lower amount of losses and LAE paid in 2009, compared to 2008.  The positive operating cash flows at our discontinued operations in 2007 were due to cash received of $171.9 million related to the commutation of a reinsurance agreement covering potential adverse loss development.

On December 24, 2009, we sold the Run-off Operations for $100,000.  In connection with the closing, we agreed to contribute $13.1 million to the Run-off Operations and entered into two capital support agreements.  The capital contribution included cash of $3.1 million and a note payable in two equal installments of $5.0 million in June 2010 and June 2011.  The capital support agreements may require us to make payments to the Run-off Operations in the event its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $45.9 million and any payments with respect to the supported lines of business are not expected to commence until 2018 and may extend to 2052.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and capital raising activities.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and dividends to shareholders.  At December 31, 2009, we had $29.5 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses, interest payments and other obligations.  We do not currently pay dividends on our Class A Common Stock.

The amount of dividends our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) can pay is restricted by Pennsylvania laws and regulations.  These laws and regulations require prior written notice to the Pennsylvania Insurance Department before any dividend can be paid and limit the amount of dividends that can be paid without the Department's prior approval.  The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Pennsylvania Insurance Commissioner or (ii) the insurer’s statutory net income for the previous calendar year, but in no event to exceed statutory unassigned surplus.  Pennsylvania law gives the Pennsylvania Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  Pennsylvania law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Pennsylvania Insurance Commissioner to bring an action to rescind a dividend which violates these standards.  In the event that the Pennsylvania Insurance Commissioner determines that the policyholders’

surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.

The Pooled Companies did not pay dividends to the holding company in 2009 or 2007, but did pay dividends of $4.0 million to the holding company in 2008.  As of December 31, 2009, the Pooled Companies can pay up to $46.1 million in dividends to the holding company during 2010 without the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, applicable regulatory constraints and the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $417.3 million as of December 31, 2009, including $10.0 million relating to surplus notes.

In 2007, the Pennsylvania Insurance Department approved our request for an additional “extraordinary” dividend in the amount of $37.5 million from PMA Capital Insurance Company.  We used the proceeds to purchase Midlands, to repurchase shares of our Class A Common Stock and to maintain liquidity at the holding company.  We did not receive any dividends from PMA Capital Insurance Company in 2009 or 2008.

Net tax payments received from subsidiaries were $30.9 million in 2009, $25.1 million in 2008 and $37.7 million in 2007.  As a result of our net operating loss carryforward, generated mostly by our former Run-off Operations, our holding company will continue to receive taxes from its subsidiaries under our tax sharing agreement, but we do not expect that we will be required to pay federal income taxes, other than alternative minimum tax, in the foreseeable future provided that the net operating loss carryforward remains available to us.  In August 2009, we adopted a Section 382 Shareholder Rights Plan designed to prevent an ownership change under Section 382 of the Internal Revenue Code that would significantly impair our ability to use the carryforward.

On June 30, 2008, we acquired PMA Management Corp. of New England, Inc. for $7.3 million.  The purchase price adjusted for certain closing adjustments and net of cash received on the purchase resulted in a net cash outflow on this transaction of $5.7 million.

On October 1, 2007, we acquired Midlands Holding Corporation for $19.8 million, plus acquisition costs of approximately $300,000.  The ultimate purchase price for the stock could range from $22.8 million to $44.5 million based on the future earnings growth of Midlands during the four years following our date of acquisition.  In 2009 and 2008, we paid additional cash of $2.4 million and $2.5 million to the former shareholders of Midlands for contractual earn-out and guaranteed payments.  We expect to be able to pay most of any future earn-out payments through cash generated from Midlands’ operations.  We also used holding company cash of $3.4 million for the return of estimated net worth on the closing date, which was adjusted for an additional payment of $811,000 in April 2008.

On May 9, 2007, our Board of Directors authorized us to repurchase shares of our Class A Common Stock in an amount not to exceed $10.0 million.  In 2007, we repurchased 986,522 shares of our Class A Common Stock at a cost of $10.0 million under this authorization.

Our contractual obligations by payment due period are as follows:

(dollar amounts in thousands)	2010	2011-2012	2013-2015	Thereafter	Total

Long-term debt (principal and interest):
4.25% Convertible Debt (1)	$46	$-	$-	$-	$46
Junior subordinated debt (2)	3,603	6,757	7,332	115,400	133,092
Surplus Notes (2)	907	956	1,434	19,442	22,739
8.50% Senior Notes	4,667	9,333	13,999	66,566	94,565
Notes Payable	9,456	5,150	-	-	14,606
Total long-term debt	18,679	22,196	22,765	201,408	265,048
Operating leases (3)	10,558	20,323	19,120	4,327	54,328
Pension and other postretirement benefits (4)	2,990	2,904	5,190	7,294	18,378
Unpaid losses and loss adjustment expenses (5)	251,022	295,720	230,867	625,101	1,402,710
Capital support agreements (6)	-	-	-	33,070	33,070
Total	$283,249	$341,143	$277,942	$871,200	$1,773,534

(1)
Assumes holders of this debt require us to repurchase all of this debt on the next put date.  Holders, at their option, may require us to repurchase all or a portion of their debt on September 30, 2010, 2012 and 2017.  This debt may be converted at any time, at the holder’s option, at a current price of $16.368 per share.

(2)
See discussion below for the variable interest rates on the junior subordinated debt and the Floating Rate Surplus Notes due 2035 (“Surplus Notes”).  The obligations related to the junior subordinated debt and the Surplus Notes have been calculated using the interest rates in effect at December 31, 2009.  This calculation includes the impact of interest rate swap agreements.

(3)	The operating lease obligations referred to in the table above are primarily obligations of our insurance subsidiaries and are net of sublease rentals of $1.4 million in 2010.
(4)
Includes expected benefit payments on our non-qualified pension and other postretirement benefit plans, which will be paid from the general assets of the Company.  The amount for 2010 also includes expected contributions to our qualified plan.  We froze our qualified and non-qualified pension plans in 2005.

(5)
Our unpaid losses and LAE do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based on historical payment patterns, we have included an estimate, gross of discount of $133.0 million, of when we expect our unpaid losses and LAE (without the benefit of reinsurance recoveries) to be paid.  We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

(6)
We entered into two capital support agreements in connection with the closing of the sale on the Run-off Operations.  The amount above reflects an estimate, gross of discount of $20.5 million, of what may be paid under these agreements in the event payments on claims in excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.

As of December 31, 2009, our total outstanding debt was $143.4 million, compared to $129.4 million at December 31, 2008.  The increase in our total outstanding debt in 2009 resulted from notes payable of $14.0 million to our former Run-off Operations.  These notes originated from capital contributions made to the Run-off Operations in 2008 and 2009.  The 2008 capital contribution for $13.0 million included a cash payment of $5.0 million in December 2008 and a note payable in two equal installments of $4.0 million, the first of which was paid in March 2009 and the other payable in March 2010.  The 2009 capital contribution for $13.1 million included a cash payment of $3.1 million in December 2009 and a note payable in two equal installments of $5.0 million, which are payable in June 2010 and June 2011, at an interest rate of 6.0%.  We pledged, as collateral, shares of our Class A Common Stock held in treasury to secure the payment of this debt.

During 2008, we retired the remaining $1.3 million principal amount of our 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”) for which we paid $1.5 million, exclusive of accrued interest.  The lien and restrictive covenants associated with this debt were released shortly thereafter.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.  During 2008, we also retired $410,000 principal amount of our 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to us on September 30, 2008.  We paid par for these bond purchases, exclusive of accrued interest.

In 2007, we issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, any time prior to 2012 at 107.5% of par, or beginning in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.  Our remaining junior subordinated debt of $43.8 million matures in 2033.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2009, the weighted average interest rate on all of our junior subordinated securities was 4.20%.

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

We have interest rate swaps that we have designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on our Surplus Notes and a portion of our junior subordinated debt.  The swaps effectively convert $10.0 million of Surplus Notes and $20.0 million of junior subordinated debt to fixed rate debt with interest rates of 9.93% and 8.29%, respectively.  The swap on the $10.0 million of Surplus Notes matures in November 2010, and the swap on the $20.0 million of junior subordinated debt matures in June 2012.

We have the right to call our 8.50% Monthly Income Senior Notes due 2018 at any time at 100% of the face amount of the notes, plus accrued interest.

During 2009, 2008 and 2007, we incurred $9.8 million, $10.9 million and $11.7 million of interest expense, and paid interest of $9.7 million, $11.0 million and $11.8 million in each respective year.  The reductions in interest expense and interest paid in 2009 and 2008, compared to each immediately preceding year, were due to lower interest rates on our variable rate debt.  The decrease in 2008 was also due to a lower average amount of debt outstanding.

We made a voluntary contribution of $2.0 million to our qualified pension plan in 2008.  We did not make a contribution to our qualified pension plan in 2009 or 2007.  Our accumulated benefit obligation was greater than the fair value of plan assets by $23.2 million and $28.9 million at December 31, 2009 and December 31, 2008, respectively.  The funded status of our qualified pension plan improved in 2009, due primarily to the increase in the fair value of the investments that support these obligations.  In 2009, 2008 and 2007, we were not required to make any contribution to the pension plan under the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Although we were not required to make any minimum funding contributions, we believe that the Pension Protection Act, enacted in 2006, will accelerate the timing of our future contributions.  Our plan assets were composed of 28% fixed maturities, 50% equities and 22% other investments at December 31, 2009.  We currently estimate that the pension plan’s assets will generate a long-term rate of return of 8.25%, which we believe is a reasonable long-term rate of return, in part because of the historical performance of the broad financial markets.  Pension expense was $2.6 million in 2009, ($162,000) in 2008 and $59,000 in 2007.  The increase in our pension expense in 2009, compared to the prior periods, was primarily due to the decline in the fair value of plan assets during 2008 which lowered the expected return on assets component of our pension expense in 2009.

Off-Balance Sheet Arrangements

Under the terms of the sale of one of our insurance subsidiaries, PMA Insurance Cayman, Ltd. (renamed Trabaja Reinsurance Company), to London Life and Casualty Reinsurance Corporation in 1998, we have agreed to indemnify the buyer, up to a maximum of $15 million, if the actual claim payments in the aggregate exceed the estimated payments upon which the loss reserves of the former subsidiary were established.  If the actual claim payments in the aggregate are less than the estimated payments upon which the loss reserves have been established, we will participate in such favorable loss reserve development.  Trabaja Reinsurance Company is our second largest reinsurer.  As of December 31, 2009, we are not aware of any significant changes from our original estimate.  See Note 6 to the Consolidated Financial Statements for additional information.

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

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  The fair values of these investments are subject to fluctuations in interest rates.  If we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of December 31, 2009, the duration of our investments that support the insurance reserves was 4.3 years and the duration of our insurance reserves was 3.6 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.

Our investments at December 31 were as follows:

	2009		2008
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$81.1	9%	$71.9	9%
States, political subdivisions and foreign government securities	96.9	11%	43.2	6%
Corporate debt securities	244.5	28%	216.8	28%
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	83.2	10%	133.3	17%
Residential mortgage-backed securities (Agency)	231.7	27%	175.7	23%
Residential mortgage-backed securities (Non-Agency)	20.6	2%	30.4	4%
Other asset-backed securities	33.4	4%	47.7	6%
Total fixed maturities available for sale	791.4	91%	719.0	93%
Short-term investments	41.1	5%	45.1	6%
Other investments	30.2	4%	8.1	1%
Total	$862.7	100%	$772.2	100%

Our investment portfolio is comprised of mostly investment grade fixed maturities and short-term investments, substantially all of which are publicly traded, with no individual equity securities.  We believe the portfolio is sufficiently diversified because it does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  Our largest exposure to a single corporate issuer is $18.7 million, or 2% of total invested assets.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprised 14% of invested assets at December 31, 2009.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 2% of the total investment portfolio.  All of our investments as of December 31, 2009 are dollar denominated.

Mortgage-backed and other asset-backed securities (“structured securities”) in the table above include collateralized mortgage obligations (“CMOs”) of $153.2 million and $215.6 million as of December 31, 2009 and 2008, respectively.  Our CMO holdings have an average credit quality of AAA- and are concentrated in tranches with limited prepayment, extension and default risk, such as planned amortization class bonds.

Of the $153.2 million in CMOs at December 31, 2009, $83.2 million, or 23% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS were carried at 95% of amortized cost at December 31, 2009.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.6 years and an average credit quality of AAA-.  During 2009, the CMBS generated cash flows which totaled $7.8 million of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 30% of the par of the securities, and 9% of the underlying pool collateral is delinquent.  We reduced our CMBS portfolio from 17% of our consolidated portfolio at December 31, 2008 to 10% at December 31, 2009 through sales of securities in the open market during the second and third quarters of 2009.

We hold $231.7 million, or 63% of our structured securities, of residential mortgage-backed pools and CMOs issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

We also hold $9.9 million, or 3% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $9.9 million, which includes $8.4 million of alternative A collateral and $1.5 million of sub-prime collateral, had an estimated weighted average life of 3.3 years, with $842,000 of that balance expected to pay off within one year, and an average credit quality of AAA-.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $25.2 million, or 3% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $7.7 million were asset-backed securities with a weighted average life of 1.9 years and whose underlying collateral had an imputed internal rating of A.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized gain on our investments at December 31, 2009 was $15.1 million, or 2% of the cost or amortized cost basis.  The net unrealized gain included gross unrealized gains of $25.3 million and gross unrealized losses of $10.2 million.

For all but eight fixed income securities and two other investments, which were carried at fair values of $3.5 million and $4.5 million at December 31, 2009, respectively, we determined the fair value of fixed income securities and other investments from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the ten investments whose prices were not obtained from the public markets, which included six privately placed construction bridge loans, one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, one corporate bond currently in default with an expected recovery value upon bankruptcy liquidation, and two promissory notes, we generally use discounted cash flow valuation models to approximate fair value.

At December 31, 2009 and 2008, our fixed maturities had an overall average credit quality of AA+.  The credit quality of our fixed maturities at the end of each year was broken down as follows:

	2009		2008
(dollar amounts in millions)	Fair Value	Percent	Fair Value	Percent

U.S. Treasury securities and AAA	$447.3	57%	$490.6	68%
AA	120.8	15%	48.9	7%
A	174.6	22%	150.8	21%
BBB	36.4	5%	22.5	3%
Below investment grade	9.6	1%	4.0	1%
Not rated	2.7	0%	2.2	0%
Total	$791.4	100%	$719.0	100%

Ratings as assigned by Standard and Poor’s.  Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

At December 31, 2009, all but eight of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The eight below investment grade securities had an aggregate fair value of $9.6 million and a net unrealized gain of $1.3 million.  Our fixed income portfolio also included seven securities that were not rated at December 31, 2009.  These seven securities had an aggregate fair value of $2.7 million, which equaled their combined amortized cost.

Our investment income and net effective yield were as follows:

(dollar amounts in millions)	2009	2008	2007
Average invested assets (1)	$841.9	$811.9	$812.7
Investment income (2)	$38.5	$38.2	$41.8
Net effective yield (3)	4.57%	4.71%	5.14%

(1)	Average invested assets throughout the year, at amortized cost, including cash.
(2)	Gross investment income less investment expenses and before interest credited on funds held treaties. Excludes net realized investment gains and losses.
(3)	Investment income for the period divided by average invested assets for the same period.

We review the securities in our investment portfolio on a periodic basis to specifically identify individual securities that have incurred an other than temporary decline in fair value below cost or amortized cost.  Our analysis includes all securities whose fair value is significantly below cost or amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been less than cost or amortized cost for an extended period of time.  As part of our periodic review process, we utilize information received from our outside professional asset manager to assess each issuer’s current credit situation.  This review encompasses, among other things, recent issuer activities, such as defaults, quarterly earnings announcements, and other pertinent financial news for the issuer, recent developments and economic outlooks for particular industries, and rating agency actions.  When our review identifies an other than temporary impairment in the valuation of a fixed income security, we compare its projected discounted cash flows to the amortized cost in order to determine the credit related portion and the non-credit related portion of the loss.  The credit related portion is recorded as a charge in the statement of operations while the non-credit related portion is recorded through other comprehensive income in the balance sheet.

For structured securities, we project cash flows using loss adjusted cash flows that contemplate current market factors such as prepayment assumptions, expected default assumptions, and the current condition of the guarantor of the security.  For structured securities, the discount rate used in the present value calculation is the security’s current effective interest rate.  The discount rate used for other fixed income securities is the security’s effective interest rate on the date acquired.

In addition to issuer-specific financial information, general economic data and our projections of discounted cash flows, we also assess whether we have the intent to sell a particular security or whether it is more likely than not we will be required to sell the security before its anticipated recovery.  When we determine that we either intend to sell or are no longer more likely than not to hold the security until its anticipated recovery, an other than temporary impairment loss is recognized in the statement of operations for the full amount of the difference between fair value and amortized cost.

As a result of our review in 2009, we recorded other than temporary impairments of $5.9 million.  Of these impairments, $4.4 million related to the write-down of a portion of our CMBS portfolio that was subsequently sold in 2009 in order to reduce our exposure to this asset sector.  These write-downs were measured based on public market prices.

In addition, the impairments for 2009 included $931,000 related to write-downs of five privately placed distressed construction bridge loans.  The valuation of the distressed loans was determined by estimating anticipated discounted cash flows to be collected from the borrower upon liquidation of the underlying real estate.  The fair value of these loans as of December 31, 2009 was $1.6 million.

The remaining impairments recorded in 2009 consisted of three structured securities and one real estate investment trust security.  Of these four securities, one security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss because it was determined the present value of the future cash flows expected to be received over the security’s expected remaining life fell below its amortized cost.  The security was subsequently sold in 2009.  Our intent is to sell the remaining securities once market conditions allow.

In 2008, we recorded other than temporary impairments of $9.2 million.  These impairments were the result of writing down our investments in three corporate senior debt securities that were issued by Lehman Brothers Holdings, Inc. and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  Our write-down of the Lehman Brothers senior debt was for $8.2 million and our write-down of the Fannie Mae preferred stock was for $967,000.  In 2007, we recorded a pre-tax impairment loss of $209,000 on a security issued by a national provider of higher education loans.  The write-downs in 2008 and 2007 were measured based on public market prices.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, was as follows:

					Percentage
			Cost or	Gross	Fair Value to
	Number of	Fair	Amortized	Unrealized	Cost or
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

December 31, 2009

Fixed maturities available for sale
Less than 6 months	24	$69.5	$71.6	$2.1	97%
9 to 12 months	1	0.0	0.0	0.0	94%
12 months or more	40	104.0	111.3	7.3	93%
Subtotal	65	173.5	182.9	9.4	95%
U.S. Treasury and Agency securities	10	42.8	43.4	0.6	99%
Total fixed maturities available for sale	75	$216.3	$226.3	$10.0	96%

Other investments
Less than 6 months	3	$5.5	$5.6	$0.1	98%
12 months or more	4	4.8	4.9	0.1	98%
Total other investments	7	$10.3	$10.5	$0.2	98%

Total investments	82	$226.6	$236.8	$10.2	96%

December 31, 2008

Fixed maturities available for sale
Less than 6 months	50	$101.8	$106.4	$4.6	96%
6 to 9 months	51	131.5	144.6	13.1	91%
9 to 12 months	30	60.0	65.2	5.2	92%
12 months or more	42	87.8	111.4	23.6	79%
Subtotal	173	381.1	427.6	46.5	89%
U.S. Treasury and Agency securities	8	12.2	12.3	0.1	99%
Total fixed maturities available for sale	181	$393.3	$439.9	$46.6	89%

Other investments
Less than 6 months	1	$0.1	$0.2	$0.1	50%
9 to 12 months	2	3.8	4.3	0.5	88%
12 months or more	4	1.6	2.4	0.8	67%
Total other investments	7	$5.5	$6.9	$1.4	80%

Total investments	188	$398.8	$446.8	$48.0	89%

The 40 fixed income securities that have been in an unrealized loss position for 12 months or more have an average unrealized loss per security of approximately $182,000.  Of these 40 securities, 14 are CMBS that had a total fair value of $68.9 million, or 94% of their combined amortized cost, and unrealized losses of $4.3 million at December 31, 2009.  There are also seven asset-backed securities, whose underlying collateral are non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $10.7 million and unrealized losses of $1.1 million.

The contractual maturities of fixed maturities available for sale in an unrealized loss position at December 31, 2009 were as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2010	$-	$-	$-	0%
2011-2014	11.0	11.1	(0.1)	99%
2015-2019	1.6	1.6	-	100%
2020 and thereafter	58.9	61.7	(2.8)	95%
Non-agency mortgage and other asset-backed securities	102.0	108.5	(6.5)	94%
Subtotal	173.5	182.9	(9.4)	95%
U.S. Treasury and Agency securities	42.8	43.4	(0.6)	99%
Total	$216.3	$226.3	$(10.0)	96%

Net Realized Investment Gains and Losses

Net realized investment gains (losses) were comprised of the following:

(dollar amounts in thousands)	2009	2008	2007

Sales of investments:
Realized gains	$9,451	$6,005	$2,016
Realized losses	(3,068)	(1,500)	(3,684)
Other than temporary impairments	(5,869)	(9,202)	(209)
Change in fair value of trading securities	-	-	3,220
Other	-	(27)	(780)
Net realized investment gains (losses)	$514	$(4,724)	$563

The 2009 other than temporary impairments of $5.9 million included $4.4 million related to the write-down of a portion of our CMBS portfolio and $931,000 related to write-downs of five privately placed distressed construction bridge loans, as previously discussed.  The 2008 other than temporary impairments of $9.2 million related to write-downs of our investments in the Lehman Brothers securities and Fannie Mae preferred stock, as previously discussed.  The change in fair value of trading securities in 2007 related to a security that was previously held at the discontinued operations and transferred to our holding company as part of a $37.5 million dividend in April 2007.  The gross realized gains and losses during 2009, 2008 and 2007 primarily related to general duration management trades, which focused on maintaining our bias towards shorter duration and higher credit quality securities in the investment portfolio.  The gross realized gains during 2009 also were generated in order to minimize the statutory capital charge associated with the reduction of our CMBS exposure.

See “Item 1 – Business – Investments” and Notes 2-B and 3 to our Consolidated Financial Statements for additional discussion about our investment portfolio.

Discontinued Operations

The fair value of the investment portfolio at the discontinued operations at December 31, 2008 was $146.0 million and had an amortized cost of $143.7 million.  These amounts included accrued investment income of $543,000 related to trading securities in the portfolio at December 31, 2008.  The investment portfolio consisted of 63% in short-term investments at December 31, 2008.

See Note 9 to our Consolidated Financial Statements for additional discussion about investments at the discontinued operations.

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

Recent Accounting Guidance

As of December 31, 2009, there were recently issued accounting guidance that we either implemented during the year or will implement in the future.  None of this guidance had or is expected to have a material effect on our consolidated financial condition, results of operations or liquidity.  See Note 2-L to our Consolidated Financial Statements for a more complete summary.

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

Unpaid losses and loss adjustment expenses

At December 31, 2009, we estimated that under all insurance policies and reinsurance contracts issued by our insurance business, our liability for all events that occurred as of December 31, 2009 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to December 31, 2009 whether or not these claims had been reported to us.

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

The data generated by application of these various actuarial methods generally reflect various development patterns and trends that assume historical patterns will be predictive of future patterns.  Our actuaries analyze the various sets of data generated by these actuarial methods and also consider the impact of legal, legislative and regulatory developments, regulatory trends including state benefit levels, changes in social attitudes and economic conditions in order to develop various sets of assumptions that we believe are reasonable and valid and can be used to assist us in predicting future claim trends.  These assumptions are used in conjunction with the various development patterns and trends generated by the actuarial methods described above to produce various reserve estimates.  Our actuaries consider these estimates and, utilizing their judgment, select a reasonable range of possible outcomes of the ultimate claims to be paid by us in the future.  Because reported claims and paid claims activity can vary significantly between periods, our actuaries do not routinely rely on the same actuarial techniques and assumptions to develop their range of reasonable outcomes; instead, they will use their judgment to understand the effect that paid and reported claim activity has on the various actuarial techniques in a particular accident year, and consider this effect in determining their reasonable range.

Our actuaries separately review the reserves for our workers’ compensation and integrated disability, commercial automobile and commercial multi-peril/general liability lines of business.  The PMA Insurance Group’s loss reserves are comprised primarily of reserves for our workers’ compensation and integrated disability business (85% of the segment loss reserves).  Commercial multi-peril/general liability reserves comprise 12% of this segment’s carried reserves, with 21% of such commercial multi-peril/general liability reserves being asbestos and environmental reserves (see page 42 of this Report on Form 10-K for more detail regarding asbestos and environmental loss reserves).

Within the workers’ compensation line of business, we review medical and indemnity costs separately.  We undertake this review because we believe that the medical cost component of workers’ compensation claims has a different development pattern than the indemnity payments, and also because we believe that certain assumptions within the medical cost component, such as the rate of medical cost inflation, can lead to more volatility as compared to the indemnity component.  For example, a one percentage-point change in current year medical inflation would result in about three tenths of a point change in our overall loss and LAE ratio.  At December 31, 2009, our medical loss reserves were approximately 52% of the workers’ compensation loss reserves, with the balance being indemnity costs.  We also review the workers’ compensation line of business by state for some of our larger states.  We undertake this review because workers’ compensation benefits vary by state and this can cause loss development patterns to vary by state.

After our actuaries complete the analyses described above, management reviews the data along with various industry benchmarks, and using its informed judgment, selects its best estimate of the amounts needed to pay all pending and future claims and related expenses, including those not yet reported to us.  This best estimate is recorded as a loss and LAE reserve on our balance sheet.  Our practice is to establish reserves for unpaid losses and LAE at a level where we believe it is likely that such unpaid losses and LAE could ultimately settle at similar amounts either above or below management’s best estimate.  At December 31, 2009, management’s best estimate reflects an estimate of loss and LAE reserves that is approximately the mid-point of our actuaries’ range of loss reserves.

It is important to understand that the process of estimating our ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  The assumptions we utilize in developing a range of loss reserves are based on the premise that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for establishing our reserve ranges.  As more current and additional experience and data become available regarding the existence and the dollar amounts of claims, claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, and changes in social attitudes and economic conditions, we revise our actuarially determined range of estimates accordingly.  Because of the aforementioned factors, actual results can differ from our current estimates.  While all of these factors affect the reserving process and results, we believe that the major factors that can cause actual results to vary from our estimates for The PMA Insurance Group are a change in frequency of reported claims, a change in the severity of claims reported to us, and in particular for workers’ compensation, a change in the rate of medical cost inflation.

Any changes to our range of loss reserve estimates would also affect our assumptions regarding ceded reserves.  To the extent that changes in our range of estimates resulted in a change to our carried reserves and the amount of reinsurance receivable against such carried reserves, the net result of these changes would directly affect our pre-tax income.

For additional factors that could impact our reserve estimates please see the risk factor entitled “Reserves are estimates and do not and cannot represent an exact measure of liability.  If our actual losses exceed our reserves, we may need to increase our reserves, which would adversely affect our financial results.” on page 20 of this Report on Form 10-K.

We have established a carried loss and LAE reserve for unpaid claims at December 31, 2009 that we believe is a reasonable and adequate provision based on the information then available to us and we believe such amounts are fairly stated at

December 31, 2009.  However, if significant assumptions that are components of our actuarial analysis, such as the frequency and severity of claims or the amount of medical cost inflation, develop differently than we anticipate, then our range of reserve estimates could vary.  Based upon our actuarial analysis at December 31, 2009, we believe there is a reasonable probability that the range of reserve estimates for losses and LAE could vary, higher or lower, from our reserves at December 31, 2009 by approximately five percent (5%) at The PMA Insurance Group.  Because our carried reserves reflect management’s best estimate and are not determined by a formula that is automatically the direct product of the actuarial methods used to develop our range of reserves, we are unable to quantify in any meaningful way the effect of a change to any one of the significant assumptions underlying our actuarial process on our carried reserves.  It is also possible that the amount required to settle all losses and LAE for unpaid claims or our estimates in future periods could exceed or be less than the reasonable range of possible outcomes that we can currently estimate.

If our future estimate of ultimate unpaid losses is greater than the recorded amounts, we would have to increase our reserves in subsequent periods.  Any increase in our net reserves would result in a charge to earnings in the period recorded.  During the fourth quarter of 2009, we increased reserves at The PMA Insurance Group by $5.0 million and took an earnings charge as a result.  Accordingly, any reserve adjustment could have a material adverse effect on our financial condition, results of operations and liquidity.

At December 31, 2009, unpaid losses and loss adjustment expenses were $1,270 million, which included case reserves of $649 million and IBNR reserves of $621 million.

At The PMA Insurance Group, the components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2009	2008	2007
Accident Year
1999 and prior	$1.3	$3.8	$3.3
2000	0.4	(0.3)	(0.9)
2001	(0.6)	(0.5)	0.2
2002	-	1.6	0.6
2003	(0.3)	(1.9)	0.5
2004	(0.8)	0.1	(3.2)
2005	(0.3)	(1.6)	(1.0)
2006	(1.1)	(1.7)	(1.2)
2007	(1.1)	(7.3)	n/a
2008	4.2	n/a	n/a
Total net (favorable) unfavorable development	$1.7	$(7.8)	$(1.7)

In 2009, The PMA Insurance Group had unfavorable prior year loss development of $1.7 million.  During the fourth quarter, our actuaries observed loss emergence and increased claims severity in workers’ compensation business written for accident year 2008.  As a result of the loss emergence, The PMA Insurance Group increased its workers’ compensation loss reserves for prior years by $5.0 million.  This adverse loss development was partially offset by favorable prior year loss development of $3.3 million, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.

Under The PMA Insurance Group’s loss-sensitive plans, the amount of the insured’s premiums is adjusted after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period.  Accordingly, offsetting the effects of the $5.0 million unfavorable prior year loss development in 2009 were additional premiums of $2.0 million, which are due under these loss-sensitive products for the portion of this development that is shared with the insureds.  Also, for The PMA Insurance Group’s rent-a-captive business in 2009, dividends to policyholders offset the favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

During 2008, The PMA Insurance Group had favorable prior year loss development of $7.8 million.  In 2008, our actuaries noticed lower than expected claims frequency and severity in workers’ compensation business written for accident years 2006 and 2007, primarily from loss-sensitive business.  As a result, The PMA Insurance Group reduced loss reserves for prior years.  Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is based, to a large extent, upon loss experience during the policy period.  Accordingly, offsetting the effects of this favorable prior year loss development were premium adjustments of $8.9 million under loss-sensitive plans and increased policyholder dividends of $1.0 million.

The PMA Insurance Group had favorable prior year loss development of $1.7 million in 2007, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.

At the discontinued operations, the components of our unfavorable development of reserves for losses and LAE for prior accident years by accident year, excluding accretion of discount, were as follows:

(dollar amounts in millions)	2008	2007
Accident Year
1999 and prior	$2.7	$2.1
2000	(0.1)	(0.5)
2001	4.0	5.4
2002	7.5	9.2
2003	4.9	5.6
2004	2.4	1.0
2005	(0.6)	(1.2)
2006	-	-
2007	-	n/a
2008	n/a	n/a
Total net unfavorable development	$20.8	$21.6

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

For additional information about our liability for unpaid losses and loss adjustment expenses, see Note 5 to the Consolidated Financial Statements as well as “Item 1 – Business - Loss Reserves.”

Investments

All fixed maturities and other investments in our investment portfolio are carried at fair value.  For all but eight of our fixed income securities and two of our other investments, we determined the fair value of fixed income securities and other investments from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.

As part of determining the fair value for each specific investment that we hold, we evaluate each issuer’s ability to fully meet their obligation to pay all amounts, both interest and principal, due in the future.  Because we have invested in fixed income obligations with an overall average credit quality of AA+, and substantially all of our investments are currently meeting their obligations with respect to scheduled interest income and principal payments, we believe that we will fully realize the value of our investments.  However, future general economic conditions and/or specific company performance issues may cause a particular issuer, or group of issuers in the same industry segment, to become unable to meet their obligation to pay principal and interest as it comes due.  If such events were to occur, then we would evaluate our ability to fully recover the recorded value of our investment.  Ultimately, we may have to write down an investment to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.

Based on our evaluation of securities with an unrealized loss at December 31, 2009, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the consolidated financial statements, are necessary at the balance sheet date.  However, if we had determined that all securities that were in an unrealized loss position at December 31, 2009 should have been written-down to their fair value, then we would have recorded an additional other-than-temporary impairment loss of $10.2 million pre-tax at our continuing operations.

For additional information about our investments, see Notes 2-B, 3 and 4 to the Consolidated Financial Statements as well as “Investments” beginning on page 48.

Reinsurance Receivables

We follow the customary insurance industry practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries.  Our reinsurance receivables total $827.5 million at December 31, 2009.  We have estimated that $4.7 million of our reinsurance receivables will be uncollectible, and we have provided a valuation allowance for that amount.

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

Based on our evaluation of reinsurance receivables at December 31, 2009, we have established an allowance for amounts that we have concluded are uncollectible at the balance sheet date.  In evaluating collectibility, we considered historical payment performance of our reinsurers, the fact that our reinsurers are current on their obligations to our insurance subsidiaries, and any known disputes or collection issues as of the balance sheet date.  To these factors, we applied our informed judgment in ascertaining the appropriate level of allowance for uncollectible amounts.  At December 31, 2009, approximately $48.2 million of uncollateralized reinsurance receivables, including $18.2 million due for ceded IBNR, are due from reinsurers who have ratings that declined to below “Adequate,” defined as B++ or below by A.M. Best, or who were under regulatory supervision or in liquidation.

For additional information about reinsurance receivables, see Note 6 to the Consolidated Financial Statements as well as “Reinsurance” beginning on page 43.

Deferred Tax Assets

We record deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  The recoverability of deferred tax assets is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts.  We establish a valuation allowance for deferred tax assets where it appears more likely than not that we will not be able to recover the deferred tax asset.  At December 31, 2009, PMA Capital has a net deferred tax asset of $139.8 million, resulting from $208.9 million of gross deferred tax assets reduced by a deferred tax asset valuation allowance of $40.5 million and by $28.6 million of deferred tax liabilities.  In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that expire mainly from 2021 through 2029.

Prior to 2007, we had established a valuation allowance in the amount of $60.5 million.  This was based upon our assessment that it was more likely than not that a portion of the gross deferred tax assets related to the net operating loss carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  We periodically reassess the valuation allowance previously established against the net deferred tax assets.  Factors considered in our assessment included historical earnings, scheduled reversal of deferred tax liabilities and revised projections of future earnings.

In 2009, we reduced the valuation allowance by $20.0 million.  This change resulted from the profitable operating results at our insurance operations and fee-based businesses over the past several years, our expectation that profitable results will continue going forward, and the removal of the volatility and uncertainty related to the run-off businesses that were sold in December 2009.

The valuation allowance of $40.5 million is a reserve against a portion of the gross deferred tax assets related to the net operating loss carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because we believe it is more likely than not that this portion of the benefit will not be realized.  We will continue to periodically assess the realizability of our net deferred tax asset.  If our estimates of future income were to be revised downward and we determined that it was then more likely than not that we would not be able to realize the value of our net deferred tax asset, then this could have a material adverse effect on our results of operations and financial condition.  For additional information, see Note 7 to our Consolidated Financial Statements.

Intangible Assets

As a result of the acquisitions of the fee-based businesses which we made in 2007 and 2008, we have recorded intangible assets of $29.8 million at December 31, 2009, which includes identifiable intangible assets of $11.5 million and goodwill of $18.3 million.  The identifiable intangible assets consist of $7.2 million for assets with finite lives, such as non-contractual customer relationships, and $4.3 million for assets with indefinite lives, which include certain licenses and a trade name.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.

Goodwill and indefinite-lived intangible assets will remain on the balance sheet and will be tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other intangible assets that are not deemed to have an indefinite useful life will be amortized over their estimated useful lives.  Annual impairment testing was performed during the second quarter of 2009 on the intangible assets that relate to the acquisitions of Midlands and PMA Management Corp. of New England, Inc.  Based upon this review, these assets were not impaired.  For additional information about our intangible assets, see Notes 2-H and 8 to our Consolidated Financial Statements.

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
•
judicial, legislative and regulatory changes that affect the cost of, or demand for, our products or otherwise affect our ability to conduct business, including any action with respect to our industry or business taken by state insurance departments or the federal government;

•
regulatory actions by state insurance departments affecting the operation of our business or our financial condition, including actions relating to licensing, examinations, reserving, rate changes, investments, insurance policy terms and conditions and state based assessments;

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
•
uncertainties related to possible terrorist activities or international hostilities and whether the Terrorism Risk Insurance Program Reauthorization Act of 2007 is modified or extended beyond its December 31, 2014 termination date;

•	fluctuations in interest rates and other events that can adversely impact our investment portfolio;
•	disruptions in the financial markets that affect the value of our investment portfolio and our ability to sell our investments;
•	our ability to repay our indebtedness and meet our other contractual and financial obligations;
•	our ability to raise additional capital on financially favorable terms when required;
•	restrictions on our operations contained in any document governing our indebtedness;
•	statutory requirements and rating agency expectations that limit our ability to receive dividends from our insurance subsidiaries;
•	the impact of future results on the value of recorded goodwill and other intangible assets and the recoverability of our deferred tax asset;
•	limitations on our ability to use our deferred tax assets in the event we experience an ownership change;
•	our ability to attract and retain qualified management personnel;
•	the outcome of any litigation against us;
•	provisions in our charter documents that can inhibit a change in control of our company; and
•	other factors or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements that we make.  All forward-looking statements made in this annual report reflect our views on the date of this annual report.  Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this annual report to reflect circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Caution should be used when evaluating our overall market risk based on the information below.  Actual results could differ materially due to the fact that this information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 77% of our total liabilities and reinsurance receivables represent 35% of our total assets).

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

Our portfolio does not contain a significant concentration in single issuers other than U.S. Treasury and agency obligations.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprise approximately 14% of invested assets at December 31, 2009.  Included in this industry segment are diverse financial institutions, including banks and insurance companies.  See Notes 2-B, 3 and 4 to our Consolidated Financial Statements for additional information about financial instruments.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2009, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

•
If interest rates had increased by 100 basis points, there would have been a net decrease of approximately $36 million in the fair value of our fixed income investment portfolio.  The change in fair value was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

Item 8.  Financial Statements and Supplementary Data.

PMA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	2009	2008

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2009 - $779,154; 2008 - $749,806)	$791,355	$719,048
Short-term investments	41,072	45,066
Other investments (cost: 2009 - $27,363; 2008 - $9,509)	30,226	8,127
Total investments	862,653	772,241

Cash	11,059	10,501
Accrued investment income	7,352	6,513
Premiums receivable (net of valuation allowance: 2009 - $7,427; 2008 - $9,011)	238,650	235,893
Reinsurance receivables (net of valuation allowance: 2009 - $4,719; 2008 - $4,608)	827,458	826,126
Prepaid reinsurance premiums	35,788	29,579
Deferred income taxes, net	139,782	138,514
Deferred acquisition costs	39,124	40,938
Funds held by reinsureds	58,935	51,754
Intangible assets	29,757	30,348
Other assets	112,181	116,646
Assets of discontinued operations	-	243,663
Total assets	$2,362,739	$2,502,716

Liabilities:
Unpaid losses and loss adjustment expenses	$1,269,685	$1,242,258
Unearned premiums	240,759	247,415
Long-term debt	143,380	129,380
Accounts payable, accrued expenses and other liabilities	249,787	216,266
Reinsurance funds held and balances payable	51,331	44,177
Dividends to policyholders	6,000	6,862
Liabilities of discontinued operations	-	271,702
Total liabilities	1,960,942	2,158,060

Commitments and contingencies (Note 12)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2009 - 34,217,945 shares issued and 32,251,120 outstanding;
2008 - 34,217,945 shares issued and 31,965,806 outstanding)	171,090	171,090
Additional paid-in capital	111,841	112,921
Retained earnings	155,747	140,184
Accumulated other comprehensive loss	(14,060)	(49,876)
Treasury stock, at cost (2009 - 1,966,825 shares; 2008 - 2,252,139 shares)	(22,821)	(29,663)
Total shareholders' equity	401,797	344,656
Total liabilities and shareholders' equity	$2,362,739	$2,502,716

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2009	2008	2007

Revenues:
Net premiums written	$401,905	$414,237	$394,698
Change in net unearned premiums	12,866	(24,020)	(16,455)
Net premiums earned	414,771	390,217	378,243
Claims service revenues	67,629	57,370	34,034
Commission income	10,842	12,384	3,005
Net investment income	36,876	36,069	39,592
Net realized investment gains (losses)	514	(4,724)	563
Other revenues	1,083	2,841	340
Total revenues	531,715	494,157	455,777

Losses and Expenses:
Losses and loss adjustment expenses	291,210	270,825	263,199
Acquisition expenses	70,034	66,635	73,747
Operating expenses	120,373	110,965	76,541
Dividends to policyholders	8,661	6,306	7,790
Interest expense	9,792	10,883	11,732
Total losses and expenses	500,070	465,614	433,009
Income from continuing operations before income taxes	31,645	28,543	22,768
Income tax expense (benefit)	(9,177)	10,077	8,019
Income from continuing operations	40,822	18,466	14,749
Loss from discontinued operations, net of tax	(19,609)	(12,777)	(57,277)
Net income (loss)	$21,213	$5,689	$(42,528)

Income (loss) per share:
Basic:
Continuing Operations	$1.27	$0.58	$0.46
Discontinued Operations	(0.61)	(0.40)	(1.78)
	$0.66	$0.18	$(1.32)
Diluted:
Continuing Operations	$1.27	$0.58	$0.45
Discontinued Operations	(0.61)	(0.40)	(1.76)
	$0.66	$0.18	$(1.31)

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$21,213	$5,689	$(42,528)
Less: Loss from discontinued operations	(19,609)	(12,777)	(57,277)
Income from continuing operations, net of tax	40,822	18,466	14,749
Adjustments to reconcile income from continuing operations
to net cash flows provided by (used in) operating activities:
Deferred income tax expense (benefit)	(9,494)	9,372	7,603
Net realized investment (gains) losses	(514)	4,724	(563)
Stock-based compensation	596	2,412	1,814
Depreciation and amortization	5,463	5,414	3,633
Change in:
Premiums receivable and unearned premiums, net	(9,413)	7,484	1,229
Dividends to policyholders	(862)	1,023	1,389
Reinsurance receivables	(1,332)	(30,188)	(75,828)
Prepaid reinsurance premiums	(6,209)	2,782	(6,750)
Unpaid losses and loss adjustment expenses	27,427	29,302	60,252
Funds held by reinsureds	(7,181)	(9,336)	(8,986)
Reinsurance funds held and balances payable	7,154	4,853	12,324
Accrued investment income	(839)	(745)	(273)
Deferred acquisition costs	1,814	(3,534)	(1,165)
Accounts payable, accrued expenses and other liabilities	24,551	(2,253)	18,669
Other, net	(7,389)	(12,180)	(8,449)
Discontinued operations	(68,746)	(88,757)	67,180
Net cash flows provided by (used in) operating activities	(4,152)	(61,161)	86,828

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(418,573)	(406,326)	(265,838)
Maturities and calls	70,456	67,536	86,114
Sales	321,135	306,617	179,576
Sales of fixed maturities trading	-	-	17,458
Net sales (purchases) of short-term investments	3,419	35,499	(17,205)
Net purchases of other investments	(14,280)	(3,455)	(1,853)
Purchase of subsidiaries, net of cash received	(2,370)	(10,355)	(10,643)
Sale of subsidiaries, net of cash transferred	(863)	-	-
Other, net	3,572	(10,522)	(8,674)
Discontinued operations	41,327	77,128	(51,237)
Net cash flows provided by (used in) investing activities	3,823	56,122	(72,302)

Cash flows from financing activities:
Shares purchased under stock-based compensation plans	(484)	(11)	(273)
Repayments of long-term debt	-	(5,766)	(17,324)
Proceeds from exercise of stock options	-	1,195	444
Proceeds from issuance of long-term debt	-	-	20,619
Debt issuance costs	-	-	(604)
Purchase of treasury stock	-	-	(10,000)
Dividend from (contribution to) discontinued operations	(7,100)	(5,000)	17,500
Other payments to discontinued operations	(19,911)	(2,335)	(2,615)
Discontinued operations	27,011	7,335	(14,885)
Net cash flows used in financing activities	(484)	(4,582)	(7,138)

Net increase (decrease) in cash	(813)	(9,621)	7,388
Cash - beginning of year	11,872	21,493	14,105
Cash - end of year (a)	$11,059	$11,872	$21,493

Supplementary cash flow information (continuing operations):
Interest paid	$9,695	$10,951	$11,812
Income tax paid	$678	$680	$717
Non-cash financing activities:
Investment security transferred in dividend from discontinued operations	$-	$-	$16,780

(a)	Includes cash from discontinued operations of $1,371 and $5,665 as of December 31, 2008 and 2007, respectively.

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	2009	2008	2007

Class A Common Stock	$171,090	$171,090	$171,090

Additional paid-in capital - Class A Common Stock:
Balance at beginning of year	112,921	111,088	109,922
Stock-based compensation	596	2,412	1,814
Reissuance of treasury shares under stock-based compensation plans	(1,676)	(579)	(648)
Balance at end of year	111,841	112,921	111,088

Retained earnings:
Balance at beginning of year	140,184	136,627	184,216
Cumulative effect of adjustment to initially apply fair value option
guidance, net of tax	-	-	(3,928)
Adjusted balance at beginning of year	140,184	136,627	180,288
Net income (loss)	21,213	5,689	(42,528)
Reissuance of treasury shares under stock-based compensation plans	(5,650)	(2,132)	(1,133)
Balance at end of year	155,747	140,184	136,627

Accumulated other comprehensive loss:
Balance at beginning of year	(49,876)	(6,663)	(20,624)
Cumulative effect of adjustment to initially apply fair value option
guidance, net of tax	-	-	3,928
Adjusted balance at beginning of year	(49,876)	(6,663)	(16,696)
Other comprehensive income (loss), net of tax expense (benefit):
2009 - $19,286; 2008 - ($23,269); 2007 - $5,402	35,816	(43,213)	10,033
Balance at end of year	(14,060)	(49,876)	(6,663)

Treasury stock - Class A Common:
Balance at beginning of year	(29,663)	(33,558)	(25,511)
Reissuance of treasury shares under stock-based compensation plans	6,842	3,895	1,953
Purchase of treasury shares	-	-	(10,000)
Balance at end of year	(22,821)	(29,663)	(33,558)

Total shareholders' equity:
Balance at beginning of year	344,656	378,584	419,093
Net income (loss)	21,213	5,689	(42,528)
Other comprehensive income (loss)	35,816	(43,213)	10,033
Stock-based compensation	596	2,412	1,814
Reissuance of treasury shares under stock-based compensation plans	(484)	1,184	172
Purchase of treasury shares	-	-	(10,000)
Balance at end of year	$401,797	$344,656	$378,584

See accompanying notes to the consolidated financial statements.

PMA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2009	2008	2007

Net income (loss)	$21,213	$5,689	$(42,528)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period, net of tax	31,017	(27,926)	6,510
Less: reclassification adjustment for (gains) losses
included in net income (loss), net of tax (expense)
benefit: 2009 - ($180); 2008 - $1,644; 2007 - ($226)	(334)	3,053	(420)
Total unrealized gains (losses) on securities	30,683	(24,873)	6,090

Pension plan liability adjustment, net of tax expense (benefit):
2009 - $2,516; 2008 - ($9,298); 2007 - $2,465	4,672	(17,268)	4,577

Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax expense (benefit):
2009 - $249; 2008 - ($576); 2007 - ($337)	463	(1,070)	(625)

Foreign currency translation losses, net of tax benefit:
2009 - ($1); 2008 - ($1); 2007 - ($5)	(2)	(2)	(9)

Other comprehensive income (loss), net of tax	35,816	(43,213)	10,033

Comprehensive income (loss)	$57,029	$(37,524)	$(32,495)

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Business Description

The accompanying consolidated financial statements include the accounts of PMA Capital Corporation and its subsidiaries (collectively referred to as “PMA Capital” or the “Company”).  PMA Capital Corporation is a holding company whose operating subsidiaries provide insurance and fee-based services.  Insurance products are underwritten and marketed under the trade name The PMA Insurance Group.  Fee-based services include third party administrator (“TPA”), managing general agent and program administrator services.  The Company previously managed the run-off of its reinsurance and excess and surplus lines operations, which have been recorded as discontinued operations.

The PMA Insurance Group — The PMA Insurance Group writes workers’ compensation and other commercial property and casualty lines of insurance, which are marketed primarily in the eastern part of the United States.  The PMA Insurance Group primarily consists of the results of the Company’s principal insurance subsidiaries, which are commonly referred to as the “Pooled Companies” because they share results under an intercompany pooling arrangement.  Approximately 93% of The PMA Insurance Group’s business for 2009 was produced through independent agents and brokers.

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

Discontinued operations — Discontinued operations, formerly the Company’s Run-off Operations segment, consist of the results of the Company’s reinsurance and excess and surplus lines businesses.  The Company’s reinsurance operations offered excess of loss and pro rata property and casualty reinsurance protection mainly through reinsurance brokers.  The Company withdrew from the reinsurance business in November 2003 and from the excess and surplus lines business in May 2002.  On December 24, 2009, the Company sold the Run-off Operations.  See Note 9 for additional information regarding the sale of the discontinued operations.

Note 2.  Summary of Significant Accounting Policies

A. Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Certain amounts in the prior year periods have been reclassified to conform to the current year presentation.

In 2007, the Company determined that the results of its Run-off Operations should be reported as discontinued operations which requires that the balance sheets be presented with the gross assets and liabilities of discontinued operations in separate lines and the statements of operations be presented with the net results from discontinued operations shown after the results from continuing operations.  See Note 9 for additional information regarding the Company’s discontinued operations.

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

For structured securities, management projects cash flows using loss adjusted cash flows that contemplate current market factors such as prepayment assumptions, expected default assumptions, and the current condition of the guarantor of the security.  For structured securities, the discount rate used in the present value calculation is the security’s current effective interest rate.  The discount rate used for other fixed income securities is the security’s effective interest rate on the date acquired.

In addition to issuer-specific financial information, general economic data and management’s projections of discounted cash flows, management also assesses whether it has the intent to sell a particular security or whether it is more likely than not it will be required to sell the security before its anticipated recovery.  When management determines that it either intends to sell or is no longer more likely than not to hold the security until its anticipated recovery, an other than temporary impairment loss is recorded in the statement of operations for the full amount of the difference between fair value and amortized cost.

C. Premiums — Premiums, including estimates of premiums resulting from audits of insureds’ records, are earned principally on a pro rata basis over the terms of the policies.  Any changes occurring or reported to the Company after the policy term are recorded as earned premiums in the period in which the adjustment is made.  With respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, such premium adjustment may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.  Premiums applicable to the unexpired terms of policies in force are reported as unearned premiums.  The estimated premiums receivable on experience or exposure-based policies are reported as a component of premiums receivable.  For reinsurance premiums assumed at the Company’s discontinued operations, management estimated the subject premiums associated with the treaties in order to determine the level of written and earned premiums for a reporting period.  Such estimates were based on information from brokers and ceding companies, which were subject to change as new information became available.

D. Unpaid Losses and Loss Adjustment Expenses — Unpaid losses and loss adjustment expenses (“LAE”), which are stated net of estimated salvage and subrogation, are estimates of losses and LAE on known claims and estimates of losses and LAE incurred but not reported (“IBNR”).  IBNR reserves are calculated utilizing various actuarial methods.  Unpaid losses on certain workers’ compensation claims are discounted to present value using the Company’s payment experience and mortality and interest assumptions in accordance with statutory accounting practices prescribed by the Pennsylvania Insurance Department.  The Company also discounts unpaid losses and LAE for certain other claims at rates permitted by domiciliary regulators or if the timing and amount of such claims are fixed and determinable.  The methods of making such estimates and establishing the resulting reserves are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.  See Note 5 for additional information.

E. Reinsurance — In the ordinary course of business, PMA Capital’s insurance subsidiaries assume and cede premiums with other insurance companies and are members of various insurance pools and associations.  The Company’s insurance subsidiaries cede business in order to limit the maximum net loss and limit the accumulation of many smaller losses from a catastrophic event.  The insurance subsidiaries remain primarily liable to their clients in the event their reinsurers are unable to meet their financial obligations.  Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and LAE that are subject to reimbursement under reinsurance and retrocessional contracts.  The method for determining the reinsurance receivable for unpaid losses and LAE involves reviewing actuarial estimates of unpaid losses and LAE to determine the Company’s ability to cede unpaid losses and LAE under its existing reinsurance contracts.  This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.  Under certain of the Company’s reinsurance and retrocessional contracts, additional premium and interest may be required if predetermined loss and LAE thresholds are exceeded.

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

F. Income Taxes — The Company records deferred tax assets and liabilities to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities.  A valuation allowance is recorded for deferred tax assets where it appears more likely than not that the Company will not be able to recover the deferred tax asset.  See Note 7 for additional information.

G. Deferred Acquisition Costs — Costs that directly relate to and vary with the acquisition of new and renewal business are deferred and amortized over the period during which the related premiums are earned.  Such direct costs include commissions or brokerage and premium taxes, as well as other policy issuance costs and underwriting expenses.  The Company determines whether acquisition costs are recoverable considering future losses and LAE, maintenance costs and anticipated investment income.  To the extent that acquisition costs are not recoverable, the deficiency is charged to income in the period identified.

H. Intangible Assets — Identifiable intangible assets consist of non-contractual customer relationships, licenses and a trade name from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other identifiable intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The identifiable intangible assets and goodwill are reported as intangible assets on the balance sheet.

I. Dividends to Policyholders — The Company sells certain workers’ compensation insurance policies with dividend payment features.  These policyholders share in the underwriting results of their respective policies in the form of dividends.  Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

J. Claims Service Revenues — Claims service revenues primarily include revenues related to claims administration, risk management and related services provided by the Company’s Fee-based Business, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  These revenues are earned over the term of the related contracts in proportion to the actual services rendered.  Claims service revenues also include managed care services, which include medical bill review, access to the Company’s preferred provider network partnerships, pharmacy discounts, and nurse case management services.

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

L. Recent Accounting Guidance — In March 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on “Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures about an entity’s derivative instruments and hedging activities.  Entities are required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the guidance for “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company’s adoption of this guidance did not impact its financial condition, results of operations or liquidity.

In October 2008, the FASB issued guidance on “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The purpose of this guidance is to clarify the application of previously issued guidance under “Fair Value Measurements” for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. This guidance does not change the objective of “Fair Value Measurements,” which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The

Company’s adoption of this guidance did not have a material effect on its financial condition, results of operations or liquidity.

In December 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  The objectives of these disclosures are to provide financial statement users with an understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets.  See Note 11 for the impact of the Company’s adoption of this guidance.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The guidance provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other Than Temporary Impairments.”  This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.  For debt securities, management must assess whether (a) it intends to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

The Company’s adoption of the guidance issued in 2009 did not have a material impact on its financial condition, results of operations or liquidity.

Accounting guidance not yet effective
In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets.”  This guidance requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities.  This guidance is effective for fiscal years beginning after November 15, 2009.    In February 2010, the FASB deferred indefinitely the effective date of this guidance for an investment manager's interests in certain entities having attributes of an investment company.  The Company does not expect the adoption of this guidance will have a material impact on its financial condition, results of operations or liquidity.

Note 3.  Investments

The Company’s investment portfolio is diversified and does not contain any significant concentrations in single issuers other than U.S. Treasury and agency obligations.  In addition, the Company does not have a significant concentration of investments in any single industry segment other than finance companies, which comprised 14% of invested assets at December 31, 2009.  Included in this industry segment are diverse financial institutions, including banks and insurance companies, with no single issuer exceeding 2% of the total investment portfolio.  The Company does not believe that there are credit related risks associated with its U.S. Treasury and agency securities.

The cost or amortized cost and fair value of the Company’s investment portfolio were as follows:

		Included in Accumulated Other
		Comprehensive Loss
			Gross Unrealized Losses
	Cost or	Gross	Non-OTTI	OTTI
	Amortized	Unrealized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Losses (1)	Value

December 31, 2009
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$78,952	$2,580	$425	$-	$81,107
States, political subdivisions and foreign government securities	98,552	850	2,528	-	96,874
Corporate debt securities	232,535	12,370	424	-	244,481
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	87,228	190	4,250	-	83,168
Residential mortgage-backed securities (Agency)	226,730	5,511	489	-	231,752
Residential mortgage-backed securities (Non-Agency)	21,277	92	796	-	20,573
Other asset-backed securities	33,880	619	1,099	-	33,400
Total fixed maturities available for sale	779,154	22,212	10,011	-	791,355
Short-term investments	41,072	-	-	-	41,072
Other investments	27,363	3,101	238	-	30,226
Total investments	$847,589	$25,313	$10,249	$-	$862,653

December 31, 2008
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$65,353	$6,592	$38	$-	$71,907
States, political subdivisions and foreign government securities	44,126	368	1,307	-	43,187
Corporate debt securities	224,057	2,038	9,271	-	216,824
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	160,232	-	26,970	-	133,262
Residential mortgage-backed securities (Agency)	168,840	6,864	27	-	175,677
Residential mortgage-backed securities (Non-Agency)	32,796	1	2,385	-	30,412
Other asset-backed securities	54,402	1	6,624	-	47,779
Total fixed maturities available for sale	749,806	15,864	46,622	-	719,048
Short-term investments	45,066	-	-	-	45,066
Other investments	9,509	39	1,421	-	8,127
Total investments	$804,381	$15,903	$48,043	$-	$772,241

(1) Represents the total other than temporary impairments ("OTTI") recognized in accumulated other comprehensive loss.

The amortized cost and fair value of fixed maturities available for sale at December 31, 2009, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2010	$42,630	$43,979
2011-2014	161,091	169,685
2015-2019	106,125	110,064
2020 and thereafter	100,193	98,734
Mortgage-backed and other asset-backed securities	369,115	368,893
	$779,154	$791,355

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

(dollar amounts in thousands)	2009	2008	2007

Fixed maturities	$39,347	$38,205	$38,348
Short-term investments	307	1,657	3,393
Other	1,770	1,737	3,149
Gross investment income	41,424	41,599	44,890
Investment expenses	(2,880)	(3,371)	(3,104)
Interest on funds held	(1,668)	(2,159)	(2,194)
Net investment income	$36,876	$36,069	$39,592

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in millions)	Value	Loss	Value	Loss	Value	Loss

December 31, 2009

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$15.6	$0.4	$-	$-	$15.6	$0.4
States, political subdivisions and foreign government securities	47.6	1.7	7.5	0.8	55.1	2.5
Corporate debt securities	11.1	0.1	5.3	0.3	16.4	0.4
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	68.9	4.3	68.9	4.3
Residential mortgage-backed securities (Agency)	38.0	0.5	-	-	38.0	0.5
Residential mortgage-backed securities (Non-Agency)	-	-	11.6	0.8	11.6	0.8
Other asset-backed securities	-	-	10.7	1.1	10.7	1.1
Total fixed maturities available for sale	112.3	2.7	104.0	7.3	216.3	10.0
Other investments	5.5	0.1	4.8	0.1	10.3	0.2
Total investments	$117.8	$2.8	$108.8	$7.4	$226.6	$10.2

December 31, 2008

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$8.1	$-	$-	$-	$8.1	$-
States, political subdivisions and foreign government securities	27.3	1.3	0.1	-	27.4	1.3
Corporate debt securities	135.0	8.0	8.0	1.3	143.0	9.3
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	62.6	7.9	70.6	19.1	133.2	27.0
Residential mortgage-backed securities (Agency)	1.5	-	3.1	-	4.6	-
Residential mortgage-backed securities (Non-Agency)	29.8	2.4	0.6	-	30.4	2.4
Other asset-backed securities	38.1	3.4	8.5	3.2	46.6	6.6
Total fixed maturities available for sale	302.4	23.0	90.9	23.6	393.3	46.6
Other investments	3.9	0.6	1.6	0.8	5.5	1.4
Total investments	$306.3	$23.6	$92.5	$24.4	$398.8	$48.0

There were a total of 82 investment securities in an unrealized loss position at December 31, 2009.  Of the 82 investment securities, 44 have been in an unrealized loss position for 12 months or more and have an average unrealized loss per security of approximately $168,000.  Of these 44 securities, 14 are commercial mortgage-backed securities (“CMBS”) that had a total fair value of $68.9 million, or 94% of their combined amortized cost, and unrealized losses of $4.3 million at December 31, 2009.  There are also seven asset-backed securities, whose underlying collateral are non-mortgage classes such as auto loans and credit card receivables, which had a total fair value of $10.7 million and unrealized losses of $1.1 million.

Net realized investment gains (losses) consisted of the following:

(dollar amounts in thousands)	2009	2008	2007

Sales of investments:
Realized gains	$9,451	$6,005	$2,016
Realized losses	(3,068)	(1,500)	(3,684)
Other than temporary impairments	(5,869)	(9,202)	(209)
Change in fair value of trading securities	-	-	3,220
Other	-	(27)	(780)
Net realized investment gains (losses)	$514	$(4,724)	$563

The Company recorded other than temporary impairments of $5.9 million pre-tax in 2009.  Of these impairments, $4.4 million related to the write-down of a portion of the Company’s CMBS portfolio that was subsequently sold in 2009 in order to reduce its exposure to this asset sector.  These write-downs were measured based on public market prices.  The gross realized gains from sales of investments during 2009 primarily were generated in order to minimize the statutory capital charge associated with the reduction of the Company’s CMBS exposure.

In addition, the impairments for 2009 included $931,000 related to write-downs of five privately placed distressed construction bridge loans.  The valuation of the distressed loans was determined by estimating anticipated discounted cash flows to be collected from the borrower upon liquidation of the underlying real estate.  The fair value of these loans as of December 31, 2009 was $1.6 million.

The remaining impairments recorded in 2009 consisted of three structured securities and one real estate investment trust security.  Of these four securities, one security, a non-agency residential mortgage-backed security with alternative A mortgage collateral, incurred an other than temporary credit loss because it was determined the present value of the future cash flows expected to be received over the security’s expected remaining life fell below its amortized cost.  The security was subsequently sold in 2009.  The Company intends to sell the remaining securities once market conditions allow.

The impairment losses for 2008 were related to write-downs of the Company’s investments in three corporate senior debt securities, which were issued by Lehman Brothers Holdings, Inc., and perpetual preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”).  The Company’s write-down of the Lehman Brothers senior debt was for $8.2 million and its write-down of the Fannie Mae preferred stock was for $967,000.  The impairment loss for 2007 was related to a security issued by a national provider of higher education loans.  The write-downs in 2008 and 2007 were measured based on public market prices.

The change in fair value of trading securities during 2007 related to a security that was previously held and classified as trading at the Company’s discontinued operations and transferred to PMA Capital Corporation as part of a $37.5 million extraordinary dividend in April 2007.

On December 31, 2009, the Company had securities with a total amortized cost of $50.6 million and fair value of $52.7 million on deposit with various governmental authorities, as required by law.  The Company also pledged, as collateral, securities with an amortized cost of $12.8 million and fair value of $12.9 million, which related to a $13.6 million sale-leaseback transaction involving a new claims system.  In addition, the Company had securities with a total amortized cost of $2.1 million and fair value of $2.0 million held in trust for the benefit of an insured client for future claims activity.  These securities that are on deposit, pledged as collateral, and held in trust are included in total investments on the balance sheet.

Note 4.  Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the carrying amounts for the Company’s financial instruments, except for its 8.50% Monthly Income Senior Notes due 2018 (“Senior Notes”), approximated their estimated fair value.  The Company primarily measures the fair value of fixed maturities, other investments and its debt based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

The carrying amount reported for the Senior Notes in the balance sheets as of December 31, 2009 and 2008 was $54.9 million.  Based upon the quoted market price, the Company determined the fair value of its Senior Notes to be $51.2 million at December 31, 2009 and $42.0 million at December 31, 2008.

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

The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of December 31, 2009 and 2008.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at December 31, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$81,107	$50,487	$30,620	$-
States, political subdivisions and foreign government securities	96,874	-	96,874	-
Corporate debt securities	244,481	-	241,787	2,694
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	83,168	-	83,168	-
Residential mortgage-backed securities (Agency)	231,752	-	231,752	-
Residential mortgage-backed securities (Non-Agency)	20,573	-	20,573	-
Other asset-backed securities	33,400	-	32,570	830
Total fixed maturities available for sale	791,355	50,487	737,344	3,524
Other investments	30,226	10,504	15,222	4,500
Total	$821,581	$60,991	$752,566	$8,024

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,033	$-	$2,033	$-

		Fair Value Measurements at December 31, 2008 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$71,907	$40,366	$31,541	$-
States, political subdivisions and foreign government securities	43,187	-	43,187	-
Corporate debt securities	216,824	-	214,575	2,249
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	133,262	-	133,262	-
Residential mortgage-backed securities (Agency)	175,677	-	175,677	-
Residential mortgage-backed securities (Non-Agency)	30,412	-	30,412	-
Other asset-backed securities	47,779	-	47,779	-
Total fixed maturities available for sale	719,048	40,366	676,433	2,249
Other investments	8,127	8,127	-	-
Total	$727,175	$48,493	$676,433	$2,249

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,745	$-	$2,745	$-

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the year ended December 31, 2009 and 2008.

(dollar amounts in thousands)	2009	2008

Fixed maturities available for sale:

Beginning balance as of January 1	$2,249	$1,000
Total gains or losses (realized/unrealized)
Included in earnings (1)	(931)	-
Included in other comprehensive income (loss)	781	(251)
Purchases (maturities)	(500)	1,500
Transfers into Level 3	1,925	-
Fixed maturities available for sale - ending balance as of December 31	$3,524	$2,249

Other investments:

Beginning balance as of January 1	$-	$-
Purchases	500	-
Transfers into Level 3	4,000	-
Other investments - ending balance as of December 31	$4,500	$-

Total - ending balance as of December 31	$8,024	$2,249

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets
still held at the reporting period	$(931)	$-

(1)	Losses included in earnings for 2009 were reported in net realized investment gains as other than temporary impairments.

At December 31, 2009, the Company held ten Level 3 investments whose prices were not obtained from the public markets.  These investments consisted of eight fixed income securities and two other investments.  The eight fixed income securities included six privately placed construction bridge loans, one private placement whose principal is backed and guaranteed at maturity by discounted U.S. Government Sponsored Enterprise securities, and one corporate bond currently in default with an expected recovery value upon liquidation.  The two other investments were promissory notes.  For these investments, whose prices are not obtained from the public markets, the Company generally uses discounted cash flow valuation models to approximate fair value.

At December 31, 2009, the Company also had accounts payable, accrued expenses and other liabilities of $12.5 million that are measured for fair value on a non-recurring basis.  This amount represents the estimated fair value of the capital support agreements related to the sale of the Company’s Run-off Operations in 2009 and is categorized as a Level 3 fair value measurement.  The Company used a probability-weighted discounted cash flow valuation model to approximate the fair value of this liability.

Note 5.  Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

(dollar amounts in thousands)	2009	2008	2007

Balance at January 1	$1,242,258	$1,212,956	$1,152,704
Less: reinsurance recoverable on unpaid losses and LAE	809,500	768,114	695,863
Net balance at January 1	432,758	444,842	456,841
Losses and LAE incurred, net:
Current year, net of discount	281,750	271,465	257,046
Prior years	1,720	(7,845)	(1,728)
Accretion of prior years' discount	7,740	7,205	7,881
Total losses and LAE incurred, net	291,210	270,825	263,199
Losses and LAE paid, net:
Current year	(84,986)	(78,636)	(64,780)
Prior years	(180,788)	(204,273)	(210,418)
Total losses and LAE paid, net	(265,774)	(282,909)	(275,198)
Net balance at December 31	458,194	432,758	444,842
Reinsurance recoverable on unpaid losses and LAE	811,491	809,500	768,114
Balance at December 31	$1,269,685	$1,242,258	$1,212,956

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

In 2009, The PMA Insurance Group had unfavorable prior year loss development of $1.7 million.  During the fourth quarter, the Company’s actuaries observed loss emergence and increased claims severity in workers’ compensation business written for accident year 2008.  As a result of the loss emergence, The PMA Insurance Group increased its workers’ compensation loss reserves for prior years by $5.0 million.  This adverse loss development was partially offset by favorable prior year loss development of $3.3 million, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.

Under The PMA Insurance Group’s loss-sensitive plans, the amount of the insured’s premiums is adjusted after the policy period expires based, to a large extent, upon the insured’s actual losses incurred during the policy period.  Accordingly, offsetting the effects of the $5.0 million unfavorable prior year loss development in 2009 were additional premiums of $2.0 million, which are due under these loss-sensitive products for the portion of this development that is shared with the insureds.  Also, for The PMA Insurance Group’s rent-a-captive business in 2009, dividends to policyholders offset the favorable development.  Rent-a-captives are used by customers as an alternative method to manage their loss exposure without establishing and capitalizing their own captive insurance company.

During 2008, The PMA Insurance Group had favorable prior year loss development of $7.8 million.  In 2008, the Company’s actuaries noticed lower than expected claims frequency and severity in workers’ compensation business written for accident years 2006 and 2007, primarily from loss-sensitive business.  As a result, The PMA Insurance Group reduced loss reserves for prior years.  Under policies that are subject to dividend plans, the ultimate amount of the dividend that the insured may receive is based, to a large extent, upon loss experience during the policy period.  Accordingly, offsetting the effects of this favorable prior year loss development were premium adjustments of $8.9 million under loss-sensitive plans and increased policyholder dividends of $1.0 million.

The PMA Insurance Group had favorable prior year loss development of $1.7 million in 2007, primarily reflecting better than expected loss experience from rent-a-captive workers’ compensation business.  Dividends to policyholders offset this favorable development.

Unpaid losses and LAE for the Company’s workers’ compensation claims, net of reinsurance, at December 31, 2009 and 2008 were $412.5 million and $382.1 million, net of discount of $29.9 million and $27.4 million, respectively.  The discount rate used was approximately 5% at December 31, 2009 and 2008.

The Company’s loss reserves were stated net of salvage and subrogation of $18.1 million and $16.3 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, 2008 and 2007, gross reserves for asbestos-related losses were $26.0 million, $29.5 million and $25.7 million, respectively ($10.3 million, $11.4 million and $10.8 million, net of reinsurance, respectively).  Of the net asbestos reserves, $153,000, $2.0 million and $2.2 million related to IBNR losses at December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, 2008 and 2007, gross reserves for environmental-related losses were $7.5 million, $10.1 million and $10.3 million, respectively ($362,000, $463,000 and $0, net of reinsurance, respectively).  Of the net environmental reserves, $86,000, $118,000 and $0 related to IBNR losses at December 31, 2009, 2008 and 2007, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

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

Management believes that its unpaid losses and LAE are fairly stated at December 31, 2009.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly. Periodically, the Pennsylvania Insurance Department, through its Bureau of Financial Examinations, performs financial examinations of insurance companies domiciled in the Commonwealth.  In connection with its examination of the Pooled Companies for the five years ended December 31, 2007, the Bureau issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  The examiner was directed to reopen the examination and to obtain additional data, documentation and information from the Company relative to its financial condition.  The Company believes the Pooled Companies’ estimate of loss and loss adjustment expense reserves is reasonable and has provided the Bureau with several independent analyses and other information that support its position.  The Company is continuing to provide additional information to the Bureau and is having discussions to resolve this issue.  If the Company is not able to reach a resolution with the Department on this issue, it could have a material adverse effect on the Company’s business, results of operations and financial condition. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at December 31, 2009, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Note 6.  Reinsurance

The components of net premiums written and earned, and losses and LAE incurred were as follows:

(dollar amounts in thousands)	2009	2008	2007

Written premiums:
Direct	$551,196	$517,429	$509,696
Assumed	10,070	11,486	14,477
Ceded	(159,361)	(114,678)	(129,475)
Net	$401,905	$414,237	$394,698
Earned premiums:
Direct	$556,142	$494,069	$477,845
Assumed	11,780	13,609	17,961
Ceded	(153,151)	(117,461)	(117,563)
Net	$414,771	$390,217	$378,243
Losses and LAE:
Direct	$367,214	$353,414	$351,494
Assumed	9,424	10,888	14,522
Ceded	(85,428)	(93,477)	(102,817)
Net	$291,210	$270,825	$263,199

Included in direct premiums written were amounts written under fronting arrangements of $54.7 million in 2009, $34.8 million in 2008 and $59.8 million in 2007.  Ceded premiums written included amounts written under fronting arrangements of $46.9 million in 2009, $30.6 million in 2008 and $57.3 million in 2007.

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

In 2007, the Company had another fronting arrangement under which workers’ compensation policies were underwritten and serviced in California.  During the term of the arrangement, the Company retained between 0% and 10% of the underwriting results on this business.  The Company also earned an administrative fee based upon the actual amount of premiums earned pursuant to the agreement.  This fronting arrangement was terminated in March 2008.

The Company purchased reinsurance covering substantially all unpaid losses and LAE related to its integrated disability business in 2007.  Under the agreement, the reinsurer also handles the servicing and benefit payments related to this business.  Upon entering into this agreement, the Company ceded $25.7 million in carried loss and LAE reserves and paid $22.7 million in cash.  As of December 31, 2009, the Company has recovered $11.1 million of these losses from the reinsurer.

At December 31, 2009, the Company had reinsurance receivables due from the following unaffiliated reinsurers in excess of 5% of shareholders’ equity:

	Reinsurance
(dollar amounts in thousands)	Receivables	Collateral
Imagine International Reinsurance, Ltd.	$131,015	$131,015
Trabaja Reinsurance Company (1)	90,172	85,585
PXRE Reinsurance Company	64,231	53,123
Hannover Ruckversicherungs AG	63,974	-
Swiss Reinsurance America Corporation	58,752	-
QBE Reinsurance Corporation	48,749	-
Toa-Re Insurance Company of America	29,600	-
Munich Reinsurance America, Inc.	28,720	110
Employers Mutual Casualty Company	27,616	-

(1)	A member of the London Reinsurance Group.

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

The Company performs credit reviews of its reinsurers focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  Reinsurers failing to meet the Company’s standards are excluded from the Company’s reinsurance programs.  In addition, the Company requires collateral, typically assets in trust, letters of credit or funds withheld, to support balances due from certain reinsurers, generally those not authorized to transact business in the applicable jurisdictions.  At December 31, 2009 and 2008, the Company’s reinsurance receivables of $827.5 million and $826.1 million were supported by $398.6 million and $367.4 million of collateral.  Of the uncollateralized reinsurance receivables as of December 31, 2009, approximately 89% was recoverable from reinsurers rated “A-” or better by A.M. Best.

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

Note 7.  Income Taxes

The components of the federal and state income tax expense (benefit) were:

(dollar amounts in thousands)	2009	2008	2007

Current	$317	$705	$416
Deferred	(9,494)	9,372	7,603
Income tax expense (benefit)	$(9,177)	$10,077	$8,019

Reconciliations between the total income tax expense (benefit) and the amounts computed at the statutory federal income tax rate of 35% were as follows:

(dollar amounts in thousands)	2009	2008	2007

Federal income tax expense at the statutory rate	$11,076	$9,990	$7,969
Change in valuation allowance	(20,000)	-	-
Other	(253)	87	50
Income tax expense (benefit)	$(9,177)	$10,077	$8,019

The tax effects of significant temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that represent the net deferred tax asset were as follows:

(dollar amounts in thousands)	2009	2008
Net operating/capital loss and tax credit carryforwards	$103,892	$87,816
Foreign reinsurance affiliates	38,956	34,134
Discounting of unpaid losses and LAE	15,588	22,147
Unearned premiums	13,757	14,796
Postretirement benefit obligation	13,111	16,675
Allowance for uncollectible accounts	6,063	6,492
Depreciation	3,610	4,606
Impairment charge	-	18,053
Unrealized depreciation of investments	-	11,201
Other	13,892	13,304
Gross deferred tax assets	208,869	229,224
Valuation allowance	(40,500)	(60,500)
Deferred tax assets, net of valuation allowance	168,369	168,724
Deferred acquisition costs	(13,693)	(14,328)
Unrealized appreciation of investments	(5,273)	-
Capitalized software	(2,176)	(4,678)
Other	(7,445)	(11,204)
Gross deferred tax liabilities	(28,587)	(30,210)
Net deferred tax assets	$139,782	$138,514

At December 31, 2009, the Company had a net operating loss (“NOL”) carryforward of $251.7 million, which will expire in years 2021 through 2029, a net capital loss carryforward of $15.7 million, which will begin to expire in 2012, and a $10.3 million tax credit carryforward primarily related to alternative minimum tax (“AMT”) credits, which do not expire.  The NOL carryforward, which produces a gross deferred tax asset of $88.1 million, will be applied to reduce taxable income of the Company.
Prior to 2007, the Company had established a valuation allowance in the amount of $60.5 million.  This was based upon management’s assessment that it was more likely than not that a portion of the gross deferred tax assets related to the NOL carryforward and all of the deferred tax asset related to the AMT credit carryforward would not be realized.  Factors considered by management in its assessment included historical earnings, scheduled reversal of deferred tax liabilities and projections of future earnings.

In 2009, the Company reduced the valuation allowance by $20.0 million.  This change resulted from the profitable operating results at the Company’s insurance operations and fee-based businesses over the past several years, management’s expectation that profitable results will continue going forward, and the removal of the volatility and uncertainty related to the run-off businesses that were sold in December 2009.

The valuation allowance of $40.5 million is a reserve against a portion of the gross deferred tax assets related to the NOL carryforward and all of the projected deferred tax asset related to the AMT credit carryforward because it is more likely than not that this portion of the benefit will not be realized.  The Company will continue to periodically assess the realizability of its net deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.  The Company will recognize, as applicable, interest and penalties related to unrecognized tax positions as part of income taxes.

The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”).  No tax years are currently under audit by the IRS.

Note 8.  Intangible Assets

Changes in the gross and net carrying amounts of the Company’s intangible assets, all of which relate to its Fee-based Business, were as follows:

(dollar amounts in thousands)	Intangible assets with finite lives	Intangible assets with indefinite lives	Goodwill	Total

Gross balance at December 31, 2007	$6,690	$4,312	$11,944	$22,946
Accumulated amortization	(167)	-	-	(167)
Net balance at December 31, 2007	6,523	4,312	11,944	22,779

Assets acquired	2,200	-	5,433	7,633
Amortization	(742)	-	-	(742)
Other adjustments	-	-	678	678
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Accumulated amortization	909	-	-	909
Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257

Gross balance at December 31, 2008	$8,890	$4,312	$18,055	$31,257
Accumulated amortization	(909)	-	-	(909)
Net balance at December 31, 2008	7,981	4,312	18,055	30,348

Amortization	(816)	-	-	(816)
Other adjustments	-	-	225	225
Net balance at December 31, 2009	7,165	4,312	18,280	29,757

Accumulated amortization	1,725	-	-	1,725
Gross balance at December 31, 2009	$8,890	$4,312	$18,280	$31,482

The Company expects to recognize $816,000 of amortization expense per year over the next five years and $3.1 million thereafter.

On June 30, 2008, the Company acquired PMA Management Corp. of New England, Inc. for $7.3 million.  The purchase price has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$2,675
Identifiable intangible assets	2,200
Total assets	4,875

Total liabilities	2,418

Estimated fair value of net assets acquired	2,457
Purchase price	7,321
Goodwill	$4,864

Identifiable intangible assets consist of non-contractual customer relationships, which were calculated using a 10% annual attrition rate.  The non-contractual customer relationships are being amortized on a straight-line basis over 15 years.  The Company recognized $147,000 of expenses related to the amortization of non-contractual customer relationships in 2009 and $73,000 in 2008.

On October 1, 2007, the Company acquired Midlands Holding Corporation for $19.8 million, plus acquisition costs of approximately $300,000.  The ultimate purchase price for the stock could range from $22.8 million to $44.5 million based on the future earnings growth of Midlands during the four years following the date of acquisition.  The Company paid $2.4 million in 2009 and $2.5 million in 2008 to the former shareholders of Midlands for contractual earn-out and guaranteed payments.

The purchase price of Midlands has been allocated to the estimated fair values of the acquired assets and liabilities as follows:

(dollar amounts in thousands)	Amount

Tangible assets	$25,394
Identifiable intangible assets	11,002
Total assets	36,396

Total liabilities	24,846

Estimated fair value of net assets acquired	11,550
Purchase price	24,966
Goodwill	$13,416

Acquired intangible assets, other than goodwill, consist of the following:

		Estimated
(dollar amounts in thousands)	Amount	Useful Life

Non-contractual customer relationships	$6,690	10 years
Trade name	3,812	indefinite
Licenses	500	indefinite
	$11,002

The value of the non-contractual customer relationships was calculated using a 15% annual attrition rate.  The non-contractual customer relationships are being amortized on a straight-line basis over 10 years.  The Company recognized $669,000 of expenses related to the amortization of non-contractual customer relationships in both 2009 and 2008 and $167,000 in 2007.

Annual impairment testing was performed during the second quarter of 2009 on the intangible assets that relate to the Company’s acquisitions of Midlands and PMA Management Corp. of New England, Inc.  Based upon this review, these assets were not impaired.

Note 9.  Discontinued Operations

On March 28, 2008, the Company entered into a Stock Purchase Agreement to sell its Run-off Operations to Armour Reinsurance Group Limited (“Armour Re”), a Bermuda-based corporation.  On December 24, 2009, the Company executed an Amended and Restated Stock Purchase Agreement with Armour Re and sold the Run-off Operations for $100,000.  In connection with the closing, the Company contributed $13.1 million to the Run-off Operations and entered into two capital support agreements.  The capital contribution included cash of $3.1 million and a note payable in two equal installments of $5.0 million in June 2010 and June 2011.  The capital support agreements may require the Company to make payments to the Run-off Operations in the event its payments on claims in the excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $45.9 million and any payments with respect to the supported lines of business are not expected to commence until 2018 and may extend to 2052.  Generally Accepted Accounting Principles require guarantees to be recorded at fair value at inception, which the Company estimates is approximately $13 million for the capital support agreements.  Upon the closing of the transaction, the Company recorded an after-tax charge of $18.3 million, which represented the impact of the capital contribution and the estimated fair value of the capital support, as well as other costs associated with the closing of the sale.

The following table provides detailed information regarding the after-tax losses from discontinued operations included in the Company’s Consolidated Statements of Operations.

(dollar amounts in thousands)	2009	2008	2007

Net premiums earned	$2,288	$1,699	$3,471
Net investment income	4,027	560	2,844
Net realized investment gains (losses)	(737)	1,901	(541)
	5,578	4,160	5,774

Losses and loss adjustment expenses	1,897	24,257	24,013
Acquisition expenses	1,437	446	891
Operating expenses	12,020	9,016	7,507
Impairment charge/valuation adjustment	20,392	(9,902)	61,482
	35,746	23,817	93,893

Income tax benefit	(10,559)	(6,880)	(30,842)
Loss from discontinued operations, net of tax	$(19,609)	$(12,777)	$(57,277)

In 2007, the Company recognized an after-tax impairment loss of $40.0 million related to the sale of the Run-off Operations.  The components of the loss were as follows:

(dollar amounts in millions)
Estimated sales proceeds 1		$10.0

Less:	Book value of Run-off Operations 2	(71.0)
	Estimated transaction costs	(0.5)

Add:	Income tax benefit 3	21.5
Impairment loss, net of tax		$(40.0)

(1)	Estimated sales proceeds were based on a non-binding letter of intent received from Armour Re in February 2008.
(2)	Shareholder’s equity of the Run-off Operations as of December 31, 2007, prior to the impact of the impairment loss.
(3)	At December 31, 2007, the Company recorded an income tax benefit on the impairment loss, as it believed it would be able to use the loss to offset future operating earnings.

Subsequent to 2007, the loss from discontinued operations, net of tax, reflected decreases in the amount of proceeds the Company either expected to receive or actually received at the closing of the sale.  As there was normal operating activity in 2008 and 2009 that did not impact the sales proceeds, the Company adjusted the valuation adjustment against the net assets of discontinued operations that it recorded in 2007 to offset this activity.

In 2008, as a result of adverse loss development, the Company estimated that the cash to be received at closing would be reduced by $7.5 million.  The Company also recorded an $8.5 million after-tax charge in 2008 related to a $13.0 million capital contribution received from PMA Capital Corporation in order to comply with a commitment made to an independent rating agency.  The capital contribution, which included $5.0 million of cash and a promissory note of $8.0 million, increased the statutory capital of PMA Capital Insurance Company.  The Company wrote-off the capital contribution as it believed that the additional capital would not result in an increase to the cash expected to be received at the closing of the sale.  This write-off was reflected in the discontinued operations’ financial statements as an impairment charge.

The condensed balance sheet of the discontinued operations as of December 31, 2008 included assets of $243.7 million, which primarily consisted of $147.4 million of cash and investments and $95.0 million of reinsurance receivables, and liabilities of $271.7 million, which included $247.4 million of unpaid losses and loss adjustment expenses.

At December 31, 2008, the fair value of the investment portfolio at the discontinued operations was $146.0 million and its amortized cost was $143.7 million.  These amounts included accrued investment income of $543,000 related to trading securities in the portfolio.  The investment portfolio consisted of 63% in short-term investments at December 31, 2008.

The following table provides the fair value measurements of the discontinued operations’ fixed maturities by level within the fair value hierarchy as of December 31, 2008.  These assets were measured on a recurring basis.

		Fair Value Measurements at December 31, 2008 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Fixed maturities trading	$53,875	$9,335	$44,540	$-

See Note 4 for information regarding the Company’s categorization of the fair value of its financial instruments.

In February 2007, the FASB issued guidance on “The Fair Value Option for Financial Assets and Financial Liabilities.”  The objective of this guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  This guidance permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option).  Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income.

The Company early adopted the related guidance, effective January 1, 2007.  Upon adoption of this guidance, the Company elected to reclassify all of the fixed income securities in the discontinued operations’ investment portfolio from available for sale to trading.  Although the Company’s adoption of this guidance had no net impact on shareholders’ equity, it did impact net income, as changes in fair value were recorded through realized gains and losses rather than other comprehensive income.  The Company’s discontinued operations recognized pre-tax net realized losses of $730,000 in 2009 and pre-tax net realized gains of $1.8 million in 2008 and $1.1 million in 2007 for subsequent changes in fair value on its trading securities.

The Company adopted this guidance because the investment portfolio at the discontinued operations decreased by 50% in the first quarter of 2007, compared to the first quarter of 2006.  The Company also considered that, given the unpredictability of cash flows for commutations, combined with the shrinking size of the portfolio, trading activity was expected to increase in 2007.  The discontinued operations’ investment portfolio was also reduced significantly during the second quarter of 2007 as a result of a $37.5 million extraordinary dividend payment to PMA Capital Corporation in April 2007.

The balance sheet impact of the Company’s adoption of this guidance on the discontinued operations was as follows:

	Balance Sheet		Balance Sheet
(dollar amounts in thousands)	1/1/07 prior to	Net Change	1/1/07 after
Description	Adoption	upon Adoption	Adoption

Fixed maturities available for sale	$153,086	$(153,086)	$-
(amortized cost: pre-adoption - $159,129;
post-adoption - $0)
Fixed maturities trading	-	156,828	156,828
(amortized cost and accrued investment income:
pre-adoption - $0; post-adoption - $162,871)
Accrued investment income	3,742	(3,742)	-
Accumulated other comprehensive loss	(3,928)	3,928	-

Cumulative effect of adoption of the
fair value option, net of tax expense
of $2,115 (charge to retained earnings)		$(3,928)

Activity in the discontinued operations’ liability for unpaid losses and LAE is summarized below.

(dollar amounts in thousands)	2008	2007

Balance at January 1	$339,077	$482,161
Less: reinsurance recoverable on unpaid losses and LAE	143,319	288,810
Net balance at January 1	195,758	193,351
Losses and LAE incurred, net:
Prior years	20,771	21,629
Accretion of prior years' discount	3,486	4,168
Net losses ceded - retroactive reinsurance	-	(1,784)
Total losses and LAE incurred, net	24,257	24,013
Losses and LAE paid, net:
Prior years	(55,670)	(21,606)
Net balance at December 31	164,345	195,758
Reinsurance recoverable on unpaid losses and LAE	83,097	143,319
Balance at December 31	$247,442	$339,077

Because reinsurers rely on their ceding companies to provide them with information regarding incurred losses, it takes longer for reinsurers to find out about reported claims than for primary insurers and those claims are subject to more unforeseen development and uncertainty.  See Note 5 for additional information regarding management estimates included in unpaid losses and LAE.

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

The following table summarizes the effect on the Company’s assets and liabilities of discontinued operations for the commutation of certain reinsurance and retrocessional contracts occurring in 2008.  Commutations did not have a material impact on the loss from discontinued operations in 2009, 2008 or 2007.

(dollar amounts in millions)	2008
Assets of discontinued operations:
Reinsurance receivables	$(43.7)
Other assets	(11.2)

Liabilities of discontinued operations:
Unpaid losses and loss adjustment expenses	$(7.6)
Other liabilities	(42.8)

Unpaid losses and LAE for the Company’s discontinued operations’ workers’ compensation claims, net of reinsurance, at December 31, 2008 was $50.1 million, net of discount of $17.2 million.  The discount rate used was approximately 5%.

The Company’s discontinued operations’ loss reserves at December 31, 2008 were stated net of salvage and subrogation of $283,000.

At December 31, 2008 and 2007, the discontinued operations’ gross reserves for asbestos-related losses were $7.9 million and $7.5 million, respectively ($1.3 million and $1.6 million, net of reinsurance, respectively).  Of the net asbestos reserves, $50,000 and $350,000 related to IBNR losses at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the discontinued operations’ gross reserves for environmental-related losses were $931,000 and $877,000, respectively ($539,000 and $364,000, net of reinsurance, respectively).  Of the net environmental reserves, $110,000 and $0 related to IBNR losses at December 31, 2008 and 2007, respectively.  All incurred asbestos and environmental losses were for accident years 1986 and prior.

Note 10.  Debt

The Company’s outstanding debt was as follows:

	As of	As of
	December 31,	December 31,
(dollar amounts in thousands)	2009	2008	Maturity
Junior subordinated debt	$64,435	$64,435	2033 - 2037
8.50% Senior Notes	54,900	54,900	2018
Notes payable	14,000	-	2010 - 2011
Surplus Notes	10,000	10,000	2035
4.25% Convertible Debt	45	45	2022
Total long-term debt	$143,380	$129,380

The Company has $14.0 million of notes payable to its former Run-off Operations.  These notes originated from capital contributions made by the Company to PMA Capital Insurance Company in 2008 and 2009.  The 2008 capital contribution for $13.0 million included a cash payment of $5.0 million in December 2008 and a note payable in two equal installments of $4.0 million, the first of which was paid in March 2009 and the other payable in March 2010.  This note was recorded at PMA Capital Corporation in 2008, but eliminated in the Company's consolidated financials until  the sale of the Run-off Operations closed.  The 2009 capital contribution for $13.1 million included a cash payment of $3.1 million in December 2009 and a note payable in two equal installments of $5.0 million, which are payable in June 2010 and June 2011, at an interest rate of 6.0%. The Company pledged, as collateral, shares of its Class A Common Stock held in treasury to secure the payment of this debt.

In September 2008, the Company retired $410,000 principal amount of its 4.25% Senior Convertible Debt due 2022, $20,000 of which was put to the Company on September 30, 2008.  The Company paid par for these bond purchases, exclusive of accrued interest.

In January 2008, the Company retired the remaining $1.3 million principal amount of its 6.50% Senior Secured Convertible Debt due 2022 (“6.50% Convertible Debt”).  The Company paid $1.5 million for these bond purchases, exclusive of accrued interest, and the lien and restrictive covenants associated with this debt were released shortly thereafter.  As the derivative component of the debt was already reflected in the debt balance, the purchase activity did not result in any significant realized gain or loss.

In June 2007, the Company issued $20.6 million of 30-year floating rate junior subordinated securities to a wholly-owned statutory trust subsidiary.  The junior subordinated debt matures in 2037 and is redeemable, in whole or in part, any time prior to 2012 at 107.5% of par, or beginning in 2012 at par, plus accrued and unpaid interest.  The interest rate on the junior subordinated debt equals the three-month London InterBank Offered Rate (“LIBOR”) plus 3.55%, and interest on this debt is payable on a quarterly basis.  The remaining junior subordinated debt of $43.8 million matures in 2033.  The weighted average interest rates on this junior subordinated debt equal the three-month LIBOR plus 4.12%, and interest on this debt is also payable on a quarterly basis.  At December 31, 2009, the weighted average interest rate on all of the junior subordinated securities was 4.20%.

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

The put premium and conversion features of the 6.50% Convertible Debt constituted a derivative which required bifurcation.  Any change in the fair value of the derivative component of the 6.50% Convertible Debt was recorded in net realized investment gains (losses).  In 2007, the Company recognized realized investment losses of $483,000, resulting from changes in the fair value of the derivative component of its 6.50% Convertible Debt.

The Company has interest rate swaps that it has designated as cash flow hedges to manage interest costs and cash flows associated with the variable interest rates on its Floating Rate Surplus Notes due 2035 (“Surplus Notes”) and a portion of its junior subordinated debt.  The swaps effectively convert $10.0 million of Surplus Notes and $20.0 million of the junior subordinated debt to fixed rate debt with interest rates of 9.93% and 8.29%, respectively.  The swap on the $10.0 million of Surplus Notes matures in November 2010, and the swap on the $20.0 million of junior subordinated debt matures in June 2012.

The Company has the right to call its Senior Notes at any time at 100% of the face amount of the notes, plus accrued interest.

Note 11.  Employee Retirement, Postretirement and Postemployment Benefits

A.      Pension and Other Postretirement Benefits:

Pension Benefits — The Company sponsors a qualified non-contributory defined benefit pension plan (the “Qualified Pension Plan”) which, prior to January 1, 2006, covered substantially all employees.  After meeting certain requirements under the Qualified Pension Plan, an employee acquired a vested right to future benefits.  The benefits payable under the plan are generally determined on the basis of an employee’s length of employment and salary during employment.  The Company’s policy is to fund pension costs in accordance with the Employee Retirement Income Security Act of 1974.  The Company also maintains non-qualified unfunded supplemental defined benefit pension plans (the “Non-qualified Pension Plans”) which, prior to January 1, 2006, covered certain key employees.  The accumulated benefit obligation for the Non-qualified Pension Plans was $7.1 million as of December 31, 2009.

The Company froze its Qualified Pension Plan and Non-qualified Pension Plans as of December 31, 2005. Under the terms of the freeze, eligible employees retained all of the rights under these plans that they had vested as of December 31, 2005.

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

The following tables set forth the amounts recognized in the Company’s consolidated financial statements with respect to pension benefits and other postretirement benefits.  Benefits paid in the table below include only those amounts paid directly from plan assets.  As a result of the freeze, the projected benefit obligation equals the accumulated benefit obligation for the Qualified Pension Plan and the Non-qualified Pension Plans.  The Pension Benefit Obligation in the below table includes $7.1 million and $6.9 million at December 31, 2009 and 2008, respectively, for the Non-qualified Pension Plans.

	Pension Benefits		Other Postretirement Benefits
(dollar amounts in thousands)	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$87,901	$86,092	$11,561	$11,301
Service cost	52	92	586	558
Interest cost	5,543	5,462	754	738
Actuarial (gain) loss	1,599	(974)	292	(139)
Benefits paid	(2,806)	(2,771)	(829)	(897)
Benefit obligation at end of year	$92,289	$87,901	$12,364	$11,561

Change in plan assets:
Fair value of plan assets at beginning of year	$52,115	$74,144	$-	$-
Actual return on plan assets	12,701	(21,258)	-	-
Employer contribution	-	2,000	-	-
Benefits paid	(2,806)	(2,771)	-	-
Fair value of plan assets at end of year	$62,010	$52,115	$-	$-

Benefit obligation greater than the fair value of plan assets,
recognized in other liabilities on the balance sheet	$(30,279)	$(35,786)	$(12,364)	$(11,561)

Amounts recognized in accumulated other comprehensive
loss, pre-tax, consist of:
Net actuarial (gain) loss	$37,010	$44,584	$(2,445)	$(2,874)
Prior service cost (benefit)	97	124	-	(9)
Transition obligation	-	25	-	-
Amount recognized, end of year	$37,107	$44,733	$(2,445)	$(2,883)

	Pension Benefits			Other Postretirement Benefits
(dollar amounts in thousands)	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$52	$92	$93	$586	$558	$603
Interest cost	5,543	5,462	5,331	754	738	698
Expected return on plan assets	(4,178)	(6,083)	(5,885)	-	-	-
Amortization of transition obligation	25	25	25	-	-	-
Amortization of prior service cost (benefit)	27	27	27	(9)	(119)	(119)
Recognized actuarial (gain) loss	1,163	315	468	(136)	(137)	(90)
Net periodic benefit cost	$2,632	$(162)	$59	$1,195	$1,040	$1,092

Weighted average assumptions:
Discount rate	6.25%	6.50%	6.50%	6.25%	6.50%	6.50%
Expected return on plan assets	8.25%	8.25%	8.25%	-	-	-

The Company uses a December 31 measurement date for its Plans.  For the measurement of other postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009.  The rate was assumed to decrease gradually to 5% by 2018 and remain at that level thereafter.  A one-percentage point change in assumed health care cost trend rates would have an immaterial impact on the total service and interest cost components of the net periodic benefit cost and the postretirement benefit obligation.

The Company’s Qualified Pension Plan assets are managed by outside investment managers and are rebalanced periodically.  The Company’s investment strategy with respect to Qualified Pension Plan assets includes guidelines for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the portfolio.

The asset allocation for the Company’s Qualified Pension Plan at the end of 2009 and 2008, and the target allocation for 2010, by asset category, are as follows:

		Percentage of plan assets
	Target allocation	As of December 31,
Asset Category	2010	2009	2008
Equity Securities	55%	50%	50%
Debt Securities	35%	28%	38%
Other	10%	22%	12%
Total	100%	100%	100%

The following table provides the fair value measurements of the plan assets by level within the fair value hierarchy as of December 31, 2009.  These assets are measured on a recurring basis.

		Fair Value Measurements at December 31, 2009 Using
(dollar amounts in thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds	$48,769	$48,769	$-	$-
Common collective trust	13,241	-	13,241	-
Total plan assets	$62,010	$48,769	$13,241	$-

The fair value of the mutual funds included in the Level 1 category is represented by unit shares, which are valued at the net asset value as reported by the fund.  The fair value of the common collective trust (“CCT”) included in the Level 2 category is the plan’s proportionate interest in the net assets of the CCT.  The net asset value of the CCT is determined based on the fair values of the underlying assets of the CCT.  See Note 4 for additional information regarding the Company’s categorization of the fair value of its financial instruments.

Following are expected cash flows for the Company’s pension and other postretirement benefit plans:

	Qualified Pension	Non-Qualified	Other Postretirement
(dollar amounts in thousands)	Benefits	Pension Benefits	Benefits
Expected Employer Contributions:
2010	$1,500	$645	$845
Expected Benefit Payments:
2010	$3,165	$645	$845
2011	3,395	513	890
2012	3,620	565	936
2013	3,873	498	971
2014	4,130	801	1,009
2015-2019	24,370	3,659	5,546
	$42,553	$6,681	$10,197

Qualified Pension Plan benefits will be paid from the pension trust assets which have a fair value of $62.0 million at December 31, 2009.  Non-qualified Pension Plans and other postretirement benefits will be paid from the general assets of the Company.

B.  Defined Contribution Savings Plan — The Company also maintains defined contribution savings plans covering substantially all employees.  These plans include a voluntary employee contribution component, in which the Company matches employee contributions, up to 6% of compensation.  These plans also include a quarterly aged-based company contribution.  Contributions expensed under these plans were $7.3 million in 2009, $6.3 million in 2008 and $5.3 million in 2007.

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

Note 12.  Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancelable operating leases.  Future minimum net operating lease obligations as of December 31, 2009 are as follows:

(dollar amounts in thousands)	Facilities (1)	Office equipment and autos	Total operating leases

2010	$5,285	$5,273	$10,558
2011	6,242	4,517	10,759
2012	5,982	3,582	9,564
2013	6,068	3,184	9,252
2014	4,203	3,081	7,284
2015 and thereafter	6,911	-	6,911
	$34,691	$19,637	$54,328

(1)	Net of sublease rentals of $1.4 million in 2010.

In 2009, the Company entered into a sale-leaseback transaction involving a new claims system, which it expects to implement in 2010.  The Company received $13.6 million in sale proceeds and will lease the claims system for a period of up to five years.  Under the terms of the transaction, the Company will have annual lease payments of $3.1 million for the next five years beginning in 2010.  Total expenses incurred under operating leases were $8.3 million in 2009, $7.8 million in 2008 and $6.3 million 2007.

In the event a property and casualty insurer operating in a jurisdiction where the Company’s insurance subsidiaries also operate becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  As of December 31, 2009 and 2008, the Company had recorded liabilities of $9.2 million and $7.7 million for these assessments, which are included in accounts payable, accrued expenses and other liabilities on the balance sheet.

See Note 6 for information regarding the terms of the sale of PMA Cayman in 1998.

The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about the Company’s liability for unpaid losses and loss adjustment expenses, see Note 5.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

Note 13.  Shareholders’ Equity

Changes in Class A Common Stock shares were as follows:

	2009	2008	2007

Treasury stock - Class A Common Stock:
Balance at beginning of year	2,252,139	2,456,839	1,558,751
Reissuance of treasury shares under stock-based compensation plans	(285,314)	(204,700)	(88,434)
Purchase of treasury shares	-	-	986,522
Balance at end of year	1,966,825	2,252,139	2,456,839

In May 2007, the Company’s Board of Directors authorized the Company and its subsidiaries to repurchase up to $10.0 million of its Class A Common Stock from time to time in the open market at prevailing prices or in privately negotiated transactions.  During 2007, the Company repurchased 986,522 shares of its Class A Common Stock at a cost of $10.0 million under this authorization.

See Note 14 for information regarding shares reissued under stock-based compensation plans.

The Company does not pay dividends on its Class A Common Stock.

The Company has 2,000,000 shares of Preferred Stock, $0.01 par value per share authorized.  There are no shares of Preferred Stock issued or outstanding.

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

The new plan is designed to protect the Company’s ability to use its tax net operating loss carryforward to reduce potential future federal income tax obligations.  An ownership change, as defined by the Internal Revenue Service, would severely limit the Company’s ability to use the NOL carryforward and the value of the NOL carryforward would, therefore, be significantly impaired.

Shareholders will have the opportunity to approve the plan at the Company’s next annual meeting of shareholders.  The plan will expire on August 6, 2010 if not approved by shareholders before that date.  The rights plan terminates if Section 382 of the Internal Revenue Code is repealed or if the Company utilizes all of its NOL carryforward and other tax assets that are subject to limitation under Section 382.  The latest that the rights plan will expire is August 6, 2019.

The Company’s domestic insurance subsidiaries’ ability to pay dividends to PMA Capital Corporation is limited by the insurance laws and regulations of the Commonwealth of Pennsylvania. The Pooled Companies did not pay dividends to PMA Capital Corporation in 2009 or 2007, but did pay dividends of $4.0 million to PMA Capital Corporation in 2008. As of December 31, 2009, the Pooled Companies can pay up to $46.1 million in dividends to PMA Capital Corporation during 2010 without the prior approval of the Pennsylvania Insurance Department. The Pooled Companies must report all dividends to the Department within five business days of declaration and at least ten days prior to payment. The Pooled Companies had statutory surplus of $417.3 million as of December 31, 2009. In 2007, the Department approved the Company’s request for an additional “extraordinary” dividend in the amount of $37.5 million from PMA Capital Insurance Company.

Note 14.  Stock-based Compensation

The Company currently has stock-based compensation plans in place for directors, officers and other key employees of the Company.  Pursuant to the terms of these plans, under which 3,738,562 shares of Class A Common Stock are reserved for issuance at December 31, 2009, the Company grants restricted and unrestricted shares of its Class A Common Stock and options to purchase the Company’s Class A Common Stock.  Stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Stock options have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price at least equal to the market value of the Class A Common Stock on the date of grant.  Restricted and unrestricted stock is valued at the market value of the Class A Common Stock on the date of grant and generally vest between one and three years.  The Company recognized stock-based compensation expense of $596,000, $2.4 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The stock-based compensation expense included amounts related to stock options of $44,000 in 2007.

Information regarding the Company’s stock option plans for the years ended December 31 were as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,211,786	$9.68	1,522,227	$10.34	1,640,584	$10.42
Options exercised	-	-	(160,441)	7.45	(63,426)	6.99
Options forfeited or expired	(77,500)	19.50	(150,000)	18.42	(54,931)	16.69
Options outstanding and exercisable, end of year	1,134,286	9.01	1,211,786	9.68	1,522,227	10.34
Option price range at end of year	$5.78 to $21.50		$5.78 to $21.50		$5.78 to $21.50
Option price range for exercised shares	n/a		$5.78 to $9.14		$5.78 to $9.14
Options available for grant at end of year	2,604,276		2,932,002		2,827,502

Stock options outstanding and exercisable at December 31, 2009 had a weighted average remaining life of 4.0 years and an aggregate intrinsic value of $60,000.  The total intrinsic value of stock options exercised was $335,000 in 2008 and $241,000 in 2007.  The Company reissued shares from its treasury for options exercised during 2008 and 2007.

Stock options outstanding and options exercisable at December 31, 2009 were as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of Shares	Life	Exercise Price

$5.78 to $8.00	884,186	4.55	$7.06
$8.01 to $14.00	97,600	3.41	$9.14
$14.01 to $20.00	99,500	1.92	$19.63
$20.01 to $21.50	53,000	0.09	$21.50

Information regarding the Company’s restricted stock activity was as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock at January 1	62,917	$9.56	78,974	$9.99	174,340	$9.55
Granted	42,500	5.07	48,500	9.34	56,533	10.38
Vested	(53,675)	9.54	(61,557)	9.94	(151,899)	9.63
Forfeited	-	-	(3,000)	9.39	-	-
Restricted stock at December 31	51,742	5.89	62,917	9.56	78,974	9.99

In 2009, the Company issued 12,500 shares of restricted Class A Common Stock to employees under the Company’s 2007 Omnibus Incentive Compensation Plan and 30,000 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2008, the Company issued 12,500 shares of restricted Class A Common Stock to employees under the Company’s 2007 Omnibus Incentive Compensation Plan and 36,000 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  In 2007, the Company issued 5,000 shares of restricted Class A Common Stock to employees under the Company’s 2007 Omnibus Incentive Compensation Plan, 3,000 shares of restricted Class A Common Stock to employees under the Company’s 2002 Equity Incentive Plan and 48,533 shares of restricted Class A Common Stock to its Directors under the 2004 Directors Plan.  The restricted stock vests between one and three years.

During the vesting period, restricted shares issued are nontransferable and subject to forfeiture, but the shares are entitled to all of the other rights of the outstanding shares.  Restricted shares are forfeited if employees terminate employment, or Directors resign from the Board, prior to the lapse of restrictions except upon death or permanent disability.

Upon vesting of a restricted stock award, employees may remit cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  During 2009, 2008 and 2007, employees remitted 2,513 shares, 1,241 shares and 31,525 shares, respectively, to the Company to satisfy their payment of withholding taxes for vested awards.

The Company recognizes compensation expense for restricted stock awards over the vesting period of the award.  Compensation expense recognized for restricted stock was $296,000 in 2009, $512,000 in 2008 and $771,000 in 2007.  At December 31, 2009, unrecognized compensation expense for non-vested restricted stock was $127,000, which is expected to be recognized over a weighted average period of 6 months.

In the first quarter of each of the last three years, the Compensation Committee approved Officer Long Term Incentive Plans pursuant to which stock may be awarded to all officers approximately three years from the date of the plan’s approval if the Company meets certain performance objectives.  The Company recognized expenses related to its long term incentive plans of $300,000 in 2009, $1.9 million in 2008 and $1.0 million in 2007.

On March 13, 2009, the Company issued shares from its treasury related to the payout of its 2006 Officer Long Term Incentive Plan.  The total fair value of the awards was $1.5 million, which consisted of 362,726 shares awarded at a market value of $4.02 per share, and was accrued prior to issuance.  Employees who received the award were given the option to remit either cash or shares of Class A Common Stock to satisfy their tax obligations relating to the award.  Employees remitted 117,399 shares to the Company to satisfy their payment of withholding taxes for this award.

Note 15.  Earnings Per Share

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	2009	2008	2007

Denominator:
Basic shares	32,133,970	31,820,173	32,169,287
Dilutive effect of:
Stock options	-	131,141	283,931
Restricted stock	49,683	66,815	97,009
Convertible debt	2,749	20,652	27,798
Total diluted shares	32,186,402	32,038,781	32,578,025

The effects of stock options of 1.1 million for 2009, 328,000 for 2008 and 380,000 for 2007 were excluded from the computations of diluted earnings per share, because they were anti-dilutive.

Diluted shares used in the computations of diluted earnings per share for 2008 and 2007 also do not assume the effects of the potential conversion of the Company’s convertible debt into 2,000 and 736,000 shares of Class A Common Stock, respectively, because they were anti-dilutive.

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

(dollar amounts in thousands)	2009	2008	2007

Revenues:
The PMA Insurance Group	$452,217	$428,280	$416,806
Fee-based Business	80,832	71,610	38,124
Corporate and Other	(1,848)	(1,009)	284
Net realized investment gains (losses)	514	(4,724)	563
Total revenues	$531,715	$494,157	$455,777

Components of net income (loss):
Pre-tax operating income (loss):
The PMA Insurance Group	$43,050	$46,713	$38,045
Fee-based Business	7,208	7,205	3,724
Corporate and Other	(19,127)	(20,651)	(19,564)
Pre-tax operating income	31,131	33,267	22,205
Income tax expense (benefit)	(9,357)	11,730	7,822
Operating income	40,488	21,537	14,383
Net realized investment gains (losses) after tax	334	(3,071)	366
Income from continuing operations	40,822	18,466	14,749
Loss from discontinued operations, net of tax	(19,609)	(12,777)	(57,277)
Net income (loss)	$21,213	$5,689	$(42,528)

Net premiums earned by principal business segment were as follows:

(dollar amounts in thousands)	2009	2008	2007
The PMA Insurance Group:
Workers' compensation	$376,295	$357,066	$347,990
Commercial automobile	23,307	22,269	20,700
Commercial multi-peril	8,939	6,558	5,702
Other	6,820	4,818	4,478
Total net premiums earned	415,361	390,711	378,870
Corporate and Other	(590)	(494)	(627)
Consolidated net premiums earned	$414,771	$390,217	$378,243

The Company’s depreciation and amortization expense by principal business segment were as follows:

(dollar amounts in thousands)	2009	2008	2007

The PMA Insurance Group	$3,732	$4,061	$3,251
Fee-based Business	1,537	1,289	245
Corporate and Other	194	64	137
Total depreciation and amortization expense	$5,463	$5,414	$3,633

Depreciation and amortization expense for the Fee-based Business segment included $816,000 in 2009, $742,000 in 2008 and $167,000 in 2007 related to the amortization of intangible assets.

The Company’s total assets by principal business segment were as follows:

(dollar amounts in thousands)	2009	2008	2007

The PMA Insurance Group	$2,186,684	$2,087,006	$2,032,848
Fee-based Business	101,146	91,744	67,313
Corporate and Other (1)	74,909	80,303	105,824
Assets of discontinued operations	-	243,663	375,656
Total assets	$2,362,739	$2,502,716	$2,581,641

(1)	Corporate and Other includes the effect of eliminating transactions between the ongoing business segments.

The PMA Insurance Group’s operations are concentrated in twelve contiguous states in the eastern part of the U.S.  The economic trends in these individual states may not be independent of one another.  Also, The PMA Insurance Group’s products are highly regulated by each of these states.  For most of The PMA Insurance Group’s products, the insurance departments of the states in which it conducts business must approve rates and policy forms.  In addition, workers’ compensation benefits are determined by statutes and regulations in each of these states.  While The PMA Insurance Group considers factors such as rate adequacy, regulatory climate and economic factors in its underwriting process, unfavorable developments in these factors could have an adverse impact on the Company’s financial condition and results of operations.  In 2009, workers’ compensation net premiums written represented 90% of The PMA Insurance Group’s net premiums written and comprised 92% in both 2008 and 2007.

Note 17.  Transactions with Related Parties

The Company incurred legal and consulting expenses aggregating approximately $623,000 in 2008 and $810,000 in 2007 from firms in which directors of the Company were partners or principals.  The director to whom these incurred expenses related no longer serves on the Company’s Board of Directors.

Note 18.  Statutory Financial Information

These consolidated financial statements vary in certain respects from financial statements prepared using statutory accounting practices (“SAP”) that are prescribed or permitted by the Pennsylvania Insurance Department.  Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”).  Permitted SAP encompasses all accounting practices that are not prescribed.  The Codification of Statutory Accounting Principles guidance is the NAIC’s primary guidance on statutory accounting.  The principal differences between GAAP and SAP are in the treatment of acquisition expenses, reinsurance, deferred income taxes, fixed assets and investments.

SAP net income (loss) and capital and surplus for PMA Capital’s domestic insurance subsidiaries were as follows:

(dollar amounts in thousands)	2009		2008	2007

SAP net income (loss):
The Pooled Companies (1)	$46,109	(2)	$9,354	$9,592
PMA Capital Insurance Company (4)			(26,760)	(50,743)
Total			$(17,406)	$(41,151)

SAP capital and surplus:
The Pooled Companies (1)	$417,330	(3)	$332,915	$335,394
PMA Capital Insurance Company (4)			34,468	47,580
Total			$367,383	$382,974

(1)	The Pooled Companies are comprised of Pennsylvania Manufacturers’ Association Insurance Company, Manufacturers Alliance Insurance Company and Pennsylvania Manufacturers Indemnity Company.
(2)	Statutory net income for 2009 included a benefit from the commutation of a reinsurance agreement with an affiliated entity.
(3)	Included the impact of adopting Statement of Statutory Accounting Principles No. 10R, “Income Taxes – Revised, A Temporary Replacement of SSAP No. 10.”
(4)	The Company sold PMA Capital Insurance Company on December 24, 2009.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Pennsylvania Insurance Department.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMA Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMA Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited PMA Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PMA Capital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity, comprehensive income (loss) and financial statement schedules of PMA Capital Corporation and subsidiaries, and our reports dated March 16, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 16, 2010

QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth
(dollar amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2009
Income Statement Data:
Total revenues	$133,459	$135,180	$132,863	$130,213
Pre-tax income from continuing operations	12,949	5,851	11,217	1,628

Income from continuing operations	$8,303	$3,767	$7,249	$21,503	(1)
Loss from discontinued operations, net of tax	(86)	(1,165)	(40)	(18,318	)(2)
Net income	$8,217	$2,602	$7,209	$3,185

Per Share Data:
Income (loss) (Basic)
Continuing Operations	$0.26	$0.12	$0.22	$0.67	(1)
Discontinued Operations	-	(0.04)	-	(0.57	)(2)
	$0.26	$0.08	$0.22	$0.10
Income (loss) (Diluted)
Continuing Operations	$0.26	$0.12	$0.22	$0.67	(1)
Discontinued Operations	-	(0.04)	-	(0.57	)(2)
	$0.26	$0.08	$0.22	$0.10

2008
Income Statement Data:
Total revenues	$114,928	$129,170	$117,373	$132,686
Pre-tax income from continuing operations	14,312	6,546	2,006	5,679

Income from continuing operations	$9,270	$4,211	$1,251	$3,734
Loss from discontinued operations, net of tax	(2,439)	(188)	(2,310)	(7,840	)(2)
Net income (loss)	$6,831	$4,023	$(1,059)	$(4,106)

Per Share Data:
Income (loss) (Basic)
Continuing Operations	$0.29	$0.13	$0.04	$0.12
Discontinued Operations	(0.07)	-	(0.07)	(0.25	)(2)
	$0.22	$0.13	$(0.03)	$(0.13)
Income (loss) (Diluted)
Continuing Operations	$0.29	$0.13	$0.04	$0.12
Discontinued Operations	(0.08)	-	(0.07)	(0.25	)(2)
	$0.21	$0.13	$(0.03)	$(0.13)

(1)	Includes reversal of deferred tax asset valuation allowance of $20.0 million, or $0.62 per share.
(2)	See Note 9 for information regarding the results of the Company’s discontinued operations during these periods.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Senior Vice President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  ParenteBeard LLC audited the Company’s financial statements in this Annual Report – Form 10-K and issued an attestation report on the Company’s internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Nominees for Election,” “Directors Continuing in Office,” “Audit Committee,” “Nominating and Corporate Governance Committee,” “Corporate Governance Principles,” “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

We have a Business Ethics and Practices Policy in place, which covers all officers and employees.  This policy expresses our commitment to maintaining high legal and ethical standards in the conduct of our business.  In 2003, we enhanced our Business Ethics and Practices Policy by adopting a Code of Ethics for the Chief Financial Officer and Senior Financial Officers.  In addition, in early 2004, our Board of Directors adopted a separate Code of Ethics for Directors.  Copies of our ethics policies can be found on our website at www.pmacapital.com.  Any amendment to or waiver from the provisions of the Code of Ethics for the Chief Financial Officer and Senior Financial Officers will be disclosed on our website at www.pmacapital.com.

Item 11.  Executive Compensation.

The information under the captions “Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2007-2009 Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year End,” “2009 Option Exercises and Stock Vested,” “2009 Pension Benefits,” “2009 Non-Qualified Deferred Compensation,” “Potential Termination/Change In Control Payments,” “Employment and Severance Agreements,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Beneficial Ownership of Class A Common Stock” and under the caption “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Party Transactions” and under the caption “Corporate Governance Principles” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

FINANCIAL STATEMENTS AND SCHEDULES

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

PMA CAPITAL CORPORATION

Date: March 16, 2010	By: /s/ John M. Cochrane
John M. Cochrane
Senior Vice President and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

Signature	Title

/s/ John M. Cochrane
John M. Cochrane	Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Vincent T. Donnelly
Vincent T. Donnelly	President and Chief Executive Officer and a Director
(Principal Executive Officer)

Neal C. Schneider*	Non-Executive Chairman of the Board and a Director
Peter S. Burgess*	Director
Patricia Drago*	Director
J. Gregory Driscoll*	Director
Charles T. Freeman*	Director
James C. Hellauer*	Director
Richard Lutenski*	Director
John D. Rollins*	Director

*By:	/s/ John M. Cochrane
John M. Cochrane
Attorney-in-Fact

PMA Capital Corporation

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2009 Consolidated Financial Statements and notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Balance Sheets
(Parent Company Only)

(dollar amounts in thousands)	2009	2008
Assets
Cash	$45	$16
Short-term investments	6	8
Investment in subsidiaries	542,596	504,398
Related party receivables	7,858	3,256
Deferred income taxes, net	65,247	32,642
Other assets	3,071	10,526
Total assets	$618,823	$550,846

Liabilities
Long-term debt	$147,459	$149,124
Other liabilities	69,567	57,066
Total liabilities	217,026	206,190

Shareholders' Equity
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2009 - 34,217,945 shares issued and 32,251,120 outstanding;
2008 - 34,217,945 shares issued and 31,965,806 outstanding)	171,090	171,090
Additional paid-in capital	111,841	112,921
Retained earnings	155,747	140,184
Accumulated other comprehensive loss	(14,060)	(49,876)
Treasury stock, at cost (2009 - 1,966,825 shares; 2008 - 2,252,139 shares)	(22,821)	(29,663)
Total shareholders' equity	401,797	344,656
Total liabilities and shareholders' equity	$618,823	$550,846

   These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Operations
(Parent Company Only)

(dollar amounts in thousands)	2009	2008	2007
Revenues:
Net investment income	$18	$297	$1,170
Net realized investment gains (losses)	2,004	1,174	(586)
Other revenues	147	144	157
Total revenues	2,169	1,615	741

Expenses:
General expenses	8,590	10,100	9,738
Interest expense	10,671	11,661	12,289
Total expenses	19,261	21,761	22,027
Loss before income taxes and equity in
earnings (loss) of subsidiaries	(17,092)	(20,146)	(21,286)
Income tax benefit	(24,967)	(17,547)	(14,061)
Income (loss) before equity in earnings (loss)
of subsidiaries	7,875	(2,599)	(7,225)
Equity in earnings (loss) of subsidiaries	13,338	8,288	(35,303)
Net income (loss)	$21,213	$5,689	$(42,528)

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule II - Registrant Only Financial Statements
Statements of Cash Flows
(Parent Company Only)

(dollar amounts in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$21,213	$5,689	$(42,528)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity in (earnings) loss of subsidiaries	(13,338)	(8,288)	35,303
Net tax sharing payments received from subsidiaries	31,763	25,055	37,729
Dividends received from subsidiaries	-	4,000	17,500
Deferred income tax expense (benefit)	(236)	9,241	15,120
Net realized investment (gains) losses	(2,004)	(1,174)	586
Stock-based compensation	596	2,412	1,814
Other, net	(19,747)	(32,811)	(30,109)
Net cash flows provided by operating activities	18,247	4,124	35,415

Cash Flows from Investing Activities:
Sales of fixed maturities trading	-	-	17,458
Net sales (purchases) of short-term investments	2	(3)	25
Purchase of subsidiaries	(2,370)	(10,600)	(23,532)
Sale of subsidiaries	100	-	-
Contributions to subsidiary	(7,100)	(5,000)	-
Other, net	-	(61)	(26)
Net cash flows used in investing activities	(9,368)	(15,664)	(6,075)

Cash Flows from Financing Activities:
Repayments of long-term debt	(5,810)	(5,766)	(17,324)
Shares purchased under stock-based compensation plans	(484)	(11)	(273)
Proceeds from exercise of stock options	-	1,195	444
Proceeds from issuance of long-term debt	-	-	20,619
Debt issuance costs	-	-	(604)
Purchase of treasury stock	-	-	(10,000)
Receipts from (payments to) related parties	(2,556)	16,055	(22,165)
Net cash flows provided by (used in) financing activities	(8,850)	11,473	(29,303)

Net increase (decrease) in cash	29	(67)	37
Cash - beginning of year	16	83	46
Cash - end of year	$45	$16	$83

Supplementary cash flow information:
Interest paid	$10,434	$11,405	$12,074
Income taxes paid	$447	$610	$717
Non-cash financing activities:
Investment security transferred in dividend from discontinued operations	$-	$-	$16,780

These financial statements should be read in conjunction with the Consolidated Financial
Statements and the notes thereto.

PMA Capital Corporation
Schedule III
Supplementary Insurance Information

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income (1)	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Continuing Operations

December 31, 2009:
The PMA Insurance Group	$39,124	$1,269,685	$240,759	$415,361	$36,690	$291,210	$70,147	$38,585	$402,495
Fee-based Business	-	-	-	-	344	-	-	73,624	-
Corporate and Other (2)	-	-	-	(590)	(158)	-	(113)	8,164	(590)
Total	$39,124	$1,269,685	$240,759	$414,771	$36,876	$291,210	$70,034	$120,373	$401,905

December 31, 2008:
The PMA Insurance Group	$40,938	$1,242,258	$247,415	$390,711	$35,431	$270,825	$66,701	$36,946	$414,731
Fee-based Business	-	-	-	-	540	-	-	64,405	-
Corporate and Other (2)	-	-	-	(494)	98	-	(66)	9,614	(494)
Total	$40,938	$1,242,258	$247,415	$390,217	$36,069	$270,825	$66,635	$110,965	$414,237

December 31, 2007:
The PMA Insurance Group	$37,404	$1,212,956	$226,178	$378,870	$37,936	$263,199	$73,747	$33,024	$395,325
Fee-based Business	-	-	-	-	972	-	-	34,400	-
Corporate and Other (2)	-	-	-	(627)	684	-	-	9,117	(627)
Total	$37,404	$1,212,956	$226,178	$378,243	$39,592	$263,199	$73,747	$76,541	$394,698

(1)	Net investment income is based on each segment’s invested assets.
(2)	Corporate and Other includes unallocated investment income and expenses, including debt service. Corporate and Other also includes the effect of eliminating intercompany transactions.

(dollar amounts in thousands)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Losses and loss adjustment expenses	Acquisition expenses	Operating expenses	Net premiums written

Discontinued Operations:

December 31, 2009:	$ -	$ -	$ -	$ 2,288	$ 4,027	$ 1,897	$ 1,437	$ 12,020	$ 1,316

December 31, 2008:	$ -	$ 247,442	$ -	$ 1,699	$ 560	$ 24,257	$ 446	$ 9,016	$ 2,381

December 31, 2007:	$ -	$ 339,077	$ -	$ 3,471	$ 2,844	$ 24,013	$ 891	$ 7,507	$ 5,385

PMA Capital Corporation
Schedule IV
Reinsurance

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Continuing Operations:

Year Ended December 31, 2009:

Property and liability insurance premiums	$556,142	$153,151	$11,780	$414,771	3%

Year Ended December 31, 2008:

Property and liability insurance premiums	$494,069	$117,461	$13,609	$390,217	3%

Year Ended December 31, 2007:

Property and liability insurance premiums	$477,845	$117,563	$17,961	$378,243	5%

(dollar amounts in thousands)	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Discontinued Operations:

Year Ended December 31, 2009:

Property and liability insurance premiums	$-	$1,142	$3,430	$2,288	150%

Year Ended December 31, 2008:

Property and liability insurance premiums	$-	$157	$1,856	$1,699	109%

Year Ended December 31, 2007:

Property and liability insurance premiums	$50	$(582)	$2,839	$3,471	82%

PMA Capital Corporation
Schedule V
Valuation and Qualifying Accounts

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period
Continuing Operations:

Year ended December 31, 2009:
Valuation allowance:
Premiums receivable	$9,011	$(57)	$(1,527)	$7,427
Reinsurance receivable	$4,608	$111	$-	$4,719
Deferred income taxes, net	$60,500	$(20,000)	$-	$40,500

Year ended December 31, 2008:
Valuation allowance:
Premiums receivable	$9,341	$(330)	$-	$9,011
Reinsurance receivable	$4,608	$-	$-	$4,608
Deferred income taxes, net	$60,500	$-	$-	$60,500

Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$9,363	$(22)	$-	$9,341
Reinsurance receivable	$8,630	$(4,022)	$-	$4,608
Deferred income taxes, net	$60,500	$-	$-	$60,500

(dollar amounts in thousands)	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions - write-offs of uncollectible accounts	Balance at end of period
Discontinued Operations:

Year ended December 31, 2009:
Valuation allowance:
Premiums receivable	$200	$(200)	$-	$-
Reinsurance receivable	$3,179	$(3,179)	$-	$-

Year ended December 31, 2008:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	$3,261	$(82)	$-	$3,179

Year ended December 31, 2007:
Valuation allowance:
Premiums receivable	$200	$-	$-	$200
Reinsurance receivable	$4,261	$(1,000)	$-	$3,261

PMA Capital Corporation
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

							Losses and loss
		Unpaid	Discount on unpaid				adjustment expenses			Paid
		losses	losses				incurred related to			losses
	Deferred	and loss	and loss		Net	Net				and loss	Net
(dollar amounts in thousands)	acquisition costs	adjustment expenses	adjustment expenses(1)	Unearned premiums	premiums earned	investment income	Current year	Prior years(2)	Acquisition expenses	adjustment expenses	premiums written

Continuing Operations:

December 31, 2009	$39,124	$1,269,685	$30,151	$240,759	$414,771	$36,876	$281,750	$1,720	$70,034	$265,774	$401,905

December 31, 2008	$40,938	$1,242,258	$27,501	$247,415	$390,217	$36,069	$271,465	$(7,845)	$66,635	$282,909	$414,237

December 31, 2007	$37,404	$1,212,956	$21,488	$226,178	$378,243	$39,592	$257,046	$(1,728)	$73,747	$275,198	$394,698

(1) Reserves discounted at approximately 5%.
(2) Excludes accretion of loss reserve discount of $7,740 in 2009, $7,205 in 2008 and $7,881 in 2007.

							Losses and loss
		Unpaid	Discount on unpaid				adjustment expenses			Paid
		losses	losses				incurred related to			losses
	Deferred	and loss	and loss		Net	Net				and loss	Net
(dollar amounts in thousands)	acquisition costs	adjustment expenses	adjustment expenses(1)	Unearned premiums	premiums earned	investment income	Current year	Prior years(2)	Acquisition expenses	adjustment expenses	premiums written

Discontinued Operations:

December 31, 2009	$-	$-	$-	$-	$2,288	$4,027	$-	$1,897	$1,437	$60,849	$1,316

December 31, 2008	$-	$247,442	$17,406	$-	$1,699	$560	$-	$20,771	$446	$55,670	$2,381

December 31, 2007	$-	$339,077	$22,095	$-	$3,471	$2,844	$-	$21,629	$891	$21,606	$5,385

(1)	Reserves discounted at approximately 5%.
(2)	Excludes accretion of loss reserve discount of $3,486 in 2008 and $4,168 in 2007, and net losses ceded under retroactive reinsurance agreement of $1,784 in 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PMA Capital Corporation
Blue Bell, Pennsylvania

We have audited the consolidated financial statements of PMA Capital Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 16, 2010; such reports are included elsewhere in the Form 10-K.  Our audits included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 16, 2010

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Method of Filing
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession:

	2.1	Stock Purchase Agreement among PMA Capital Corporation, Charles C. Caldwell, Thomas G. Hamill, Colin D. O’Connor and J. Mark Davis dated as of October 1, 2007.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference.
	2.2	Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2008 and incorporated herein by reference.
	2.3	Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.
	2.4	Second Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
	2.5	Third Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.
	2.6	Fourth Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.
	2.7	Fifth Amendment to Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
	2.8	Amended and Restated Stock Purchase Agreement among PMA Capital Corporation and Armour Reinsurance Group Limited.	Filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 8-K filed on December 29, 2009 and incorporated herein by reference.

(3)		Articles of Incorporation and Bylaws:
	3.1	Restated Articles of Incorporation of the Company.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-31706) and incorporated herein by reference.
	3.2	Amended and Restated Bylaws of the Company.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2008 and incorporated herein by reference.
(4)		Instruments defining the rights of security holders, including indentures*:
	4.1	Rights Agreement, dated as of May 3, 2000, between the Company and The Bank of New York, as Rights Agent.	Filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated May 5, 2000 (File No. 000-22761) and incorporated herein by reference.
	4.2	Second Amendment to Rights Agreement, dated August 6, 2009, between PMA Capital Corporation and American Stock Transfer & Trust Company, LLC.	Filed as Exhibit 1 to the Company’s Form 8-A/A filed on August 7, 2009 and incorporated herein by reference.
	4.3	Section 382 Rights Agreement, dated August 6, 2009, between PMA Capital Corporation and American Stock & Trust Company, LLC.	Filed as Exhibit 1 to the Company’s Form 8-A filed on August 7, 2009 and incorporated herein by reference.
	4.4	Senior Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2002 (File No. 000-22761) and incorporated herein by reference.
	4.5	First Supplemental Indenture, dated as of October 21, 2002, between the Company and State Street Bank and Trust Company (predecessor of U.S. Bank National Association), as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 21, 2002 (File No. 000-22761) and incorporated herein by reference.
	4.6	Form of 4.25% Convertible Senior Debenture due September 30, 2022.	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 21, 2002 (File No. 000-22761) and incorporated herein by reference.
	4.7	Second Supplemental Indenture, dated as of June 5, 2003, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 5, 2003 (File No. 000-22761) and incorporated herein by reference.

4.8	Third Supplemental Indenture, dated as of November 15, 2004, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee.	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
4.9	Form of 8.50% Monthly Income Senior Note due June 15, 2018.	Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 5, 2003 (File No. 000-22761) and incorporated herein by reference.
4.10	Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31706) and incorporated herein by reference.
4.11	First Supplemental Indenture, dated November 15, 2004, between the Company and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31706) and incorporated herein by reference.
4.12	Registration Rights Agreement, dated as of November 15, 2004, between the Company and Banc of America Securities, LLC.	Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31706) and incorporated herein by reference.
4.13	Indenture dated as of September 29, 2005, between Pennsylvania Manufacturers’ Association Insurance Company and JP Morgan Chase Bank, National Association as Trustee.	Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
4.14	Indenture dated as of June 21, 2007 between the Company and Wilmington Trust Company as Trustee.	Filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(10)		Material Contracts:
Exhibits 10.3 through 10.33 are management contracts or compensatory plans:
	10.1	Support Agreement by and between PMA Capital Corporation and PMA Capital Insurance Company (for excess workers’ compensation business).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 and incorporated herein by reference.
	10.2	Support Agreement by and between PMA Capital Corporation and PMA Capital Insurance Company (for excess liability business).	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2009 and incorporated herein by reference.
	10.3	Description of 2001 stock appreciation rights.	Filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-22761) and incorporated herein by reference.
	10.4	PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22761) and incorporated herein by reference.
	10.5	First Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated May 12, 2003.	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	10.6	Second Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated July 1, 2004.	Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
	10.7	Third Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated October 24, 2005.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.8	Fourth Amendment to PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated December 20, 2006.	Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.9	Amendment 2007-1 to the PMA Capital Corporation Retirement Savings Excess Plan (formerly known as 401(k) Excess Plan) dated August 8, 2007.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.10	PMA Capital Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22761) and incorporated herein by reference.
10.11	First Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated May 12, 2003.	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.12	Second Amendment to PMA Capital Corporation Supplemental Executive Retirement Plan dated October 24, 2005.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.13	PMA Capital Corporation Executive Deferred Compensation Plan (as Amended and Restated Effective January 1, 2000).	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22761) and incorporated herein by reference.
10.14	First Amendment to Executive Deferred Compensation Plan dated May 12, 2003.	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.15	Second Amendment to Executive Deferred Compensation Plan dated July 1, 2004.	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.16	Third Amendment to Executive Deferred Compensation Plan dated September 30, 2005.	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.17	Deferred Compensation Plan for Non-Employee Directors of PMA Capital Corporation (Amended and Restated November 1, 2000).	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-22761) and incorporated herein by reference.

10.18	First Amendment to the PMA Capital Corporation Deferred Compensation Plan for Non-Employee Directors dated November 21, 2005.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.19	PMA Capital Corporation Executive Management Pension Plan (as Amended and Restated effective January 1, 2000).	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22761) and incorporated herein by reference.
10.20	First Amendment to PMA Capital Corporation Executive Management Pension Plan dated May 2003.	Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.21	Second Amendment to PMA Capital Corporation Executive Management Pension Plan dated October 24, 2005.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
10.22	Amended and Restated Employment Agreement by and between the Company and Vincent T. Donnelly.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009 and incorporated herein by reference.
10.23	Severance Agreement between PMA Capital Corporation and Anthony J. Ciofani.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 and incorporated herein by reference.
10.24	Severance Agreement between PMA Capital Corporation and John Santulli, III.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 and incorporated herein by reference.
10.25	Severance Agreement between PMA Capital Corporation and Stephen L. Kibblehouse.	Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.26	Severance Agreement between PMA Capital Corporation and John M. Cochrane.	Filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed on December 24, 2009 and incorporated herein by reference.

	10.27	1996 Equity Incentive Plan.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-22761) and incorporated herein by reference.
	10.28	Amendment No. 1 to the 1996 Equity Incentive Plan dated May 5, 1999.	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31706) and incorporated herein by reference.
	10.29	1999 Equity Incentive Plan.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31706) and incorporated herein by reference.
	10.30	2002 Equity Incentive Plan.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 (File No. 000-22761) and incorporated herein by reference.
	10.31	Amendment No. 1 to Company’s 2002 Equity Incentive Plan.	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (File No. 001-31706) and incorporated herein by reference.
	10.32	2007 Omnibus Incentive Compensation Plan.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2007 and incorporated herein by reference.
	10.33	PMA Capital Corporation Director Stock Compensation Plan, effective May 12, 2004.	Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 22, 2002 (File No. 000-22761) and incorporated herein by reference.
(12)		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
(21)		Subsidiaries of the Company.	Filed herewith.
(23)		Consent of Independent Registered Public Accounting Firm:
	23	Consent of ParenteBeard LLC.	Filed herewith.
(24)		Power of Attorney:
	24.1	Powers of Attorney.	Filed herewith.

(31)		Rule 13a-14(a) Certifications:
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
(32)		Section 1350 Certifications:
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

* The registrant will furnish to the Commission, upon request, a copy of any of the registrant’s agreements with respect to its long-term debt not otherwise filed with the Commission.

Shareholders may obtain copies of exhibits by writing to the Company at PMA Capital Corporation, 380 Sentry Parkway, Blue Bell, PA  19422, Attention: Secretary.