Form 10-Q
period 2010-03-31
PMA CAPITAL CORP
filed 2010-05-03
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
YES /  / NO /X/

There were 32,252,951 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on April 30, 2010.

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2010 and
	December 31, 2009 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the
	three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II.	Other Information

Item 1A.	Risk Factors.	25

Item 6.	Exhibits.	25

Signatures		26

Exhibit Index		27

Part I.    Financial Information
Item 1.    Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
(in thousands, except share data)	2010	2009

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost:
2010 - $776,739; 2009 - $779,154)	$800,612	$791,355
Short-term investments	25,921	41,072
Other investments (cost: 2010 - $27,722; 2009 - $27,363)	31,205	30,226
Total investments	857,738	862,653

Cash	13,583	11,059
Accrued investment income	7,663	7,352
Premiums receivable (net of valuation allowance: 2010 - $7,495; 2009 - $7,427)	275,122	238,650
Reinsurance receivables (net of valuation allowance: 2010 - $4,719; 2009 - $4,719)	839,723	827,458
Prepaid reinsurance premiums	40,363	35,788
Deferred income taxes, net	131,097	139,782
Deferred acquisition costs	44,820	39,124
Funds held by reinsureds	61,573	58,935
Intangible assets	29,553	29,757
Other assets	108,476	112,181
Total assets	$2,409,711	$2,362,739

Liabilities:
Unpaid losses and loss adjustment expenses	$1,274,006	$1,269,685
Unearned premiums	270,083	240,759
Long-term debt	137,445	143,380
Accounts payable, accrued expenses and other liabilities	238,493	249,787
Reinsurance funds held and balances payable	65,610	51,331
Dividends to policyholders	5,944	6,000
Total liabilities	1,991,581	1,960,942

Commitments and contingencies (Note 7)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2010 - 34,217,945 shares issued and 32,251,120 outstanding;
2009 - 34,217,945 shares issued and 32,251,120 outstanding)	171,090	171,090
Additional paid-in capital	111,906	111,841
Retained earnings	163,841	155,747
Accumulated other comprehensive loss	(5,886)	(14,060)
Treasury stock, at cost (2010 -1,966,825 shares; 2009 - 1,966,825 shares)	(22,821)	(22,821)
Total shareholders' equity	418,130	401,797
Total liabilities and shareholders' equity	$2,409,711	$2,362,739

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009

Revenues:
Net premiums written	$128,245	$117,978
Change in net unearned premiums	(24,749)	(13,048)
Net premiums earned	103,496	104,930
Claims service revenues	17,883	15,684
Commission income	3,092	3,463
Net investment income	9,120	8,457
Net realized investment gains	426	749
Other revenues	392	176
Total revenues	134,409	133,459

Losses and Expenses:
Losses and loss adjustment expenses	75,070	75,775
Acquisition expenses	18,047	17,198
Operating expenses	25,632	24,385
Dividends to policyholders	524	646
Interest expense	2,504	2,506
Total losses and expenses	121,777	120,510
Income from continuing operations before income taxes	12,632	12,949
Income tax expense:
Current	254	244
Deferred	4,284	4,402
Total	4,538	4,646
Income from continuing operations	8,094	8,303
Loss from discontinued operations, net of tax	-	(86)
Net income	$8,094	$8,217

Income per share:

Basic:
Continuing Operations	$0.25	$0.26
Discontinued Operations	-	-
	$0.25	$0.26
Diluted:
Continuing Operations	$0.25	$0.26
Discontinued Operations	-	-
	$0.25	$0.26

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$8,094	$8,217
Less: Loss from discontinued operations	-	(86)
Income from continuing operations, net of tax	8,094	8,303
Adjustments to reconcile income from continuing
operations to net cash flows provided by (used in) operating activities:
Deferred income tax expense	4,284	4,402
Net realized investment gains	(426)	(749)
Stock-based compensation	65	490
Depreciation and amortization	1,735	1,899
Change in:
Premiums receivable and unearned premiums, net	(7,148)	3,298
Dividends to policyholders	(56)	362
Reinsurance receivables	(12,265)	(4,836)
Prepaid reinsurance premiums	(4,575)	(11,735)
Unpaid losses and loss adjustment expenses	4,321	14,177
Funds held by reinsureds	(2,638)	(2,412)
Reinsurance funds held and balances payable	14,279	14,897
Accrued investment income	(311)	13
Deferred acquisition costs	(5,696)	(3,919)
Accounts payable, accrued expenses and other liabilities	(10,793)	(2,195)
Other, net	3,370	137
Discontinued operations	-	(14,742)
Net cash flows provided by (used in) operating activities	(7,760)	7,390

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(46,014)	(90,597)
Maturities and calls	23,016	14,498
Sales	24,827	82,338
Net sales (purchases) of short-term investments	15,151	(13,206)
Net purchases of other investments	(413)	(5,521)
Other, net	(2,283)	(2,791)
Discontinued operations	-	8,341
Net cash flows provided by (used in) investing activities	14,284	(6,938)

Cash flows from financing activities:
Repayments of debt	(4,000)	-
Shares purchased under stock-based compensation plans	-	(472)
Other payments to discontinued operations	-	(5,115)
Discontinued operations	-	5,115
Net cash flows used in financing activities	(4,000)	(472)

Net increase (decrease) in cash	2,524	(20)
Cash - beginning of year	11,059	11,872
Cash - end of period (a)	$13,583	$11,852

Supplementary cash flow information (all continuing operations):
Interest paid	$2,460	$2,525
Income tax refunded	$251	$-

(a) Includes cash from discontinued operations of $85 as of March 31, 2009.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Net income	$8,094	$8,217

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Holding gains (losses) arising during the period	8,266	(1,359)
Less: reclassification adjustment for gains
included in net income, net of tax expense:
2010 - $149; 2009 - $262	(277)	(487)

Total unrealized gains (losses) on securities	7,989	(1,846)

Net periodic benefit cost, net of tax expense:
2010 - $75; 2009 - $95	139	176
Unrealized gains from derivative instruments
as cash flow hedges, net of tax expense:
2010 - $25; 2009 - $26	46	49

Other comprehensive income (loss), net of tax	8,174	(1,621)

Comprehensive income	$16,268	$6,596

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

Fee-based Business — Fee-based Business consists of the results of PMA Management Corp., PMA Management Corp. of New England, Inc. and Midlands Management Corporation.  PMA Management Corp. is a TPA that provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under fee for service arrangements, as well as to insurance carriers on an unbundled basis.  PMA Management Corp. of New England, Inc. is a Connecticut-based provider of risk management and TPA services.  Midlands is an Oklahoma City-based managing general agent, program administrator and provider of TPA services.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2009 Annual Report on Form 10-K.

B.  Recent Accounting Guidance – In June 2009, the Financial Accounting Standards Board issued updated guidance on “Consolidation," which requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities.  This guidance was effective for fiscal years beginning after November 15, 2009.  The 2010 adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or liquidity.  As a result of adopting this guidance, the Company was required to consolidate the trusts related to its trust preferred debt which resulted in a decrease in other assets and debt of $1.9 million.

3.  INVESTMENTS

The cost or amortized cost and fair value of the Company’s investment portfolio were as follows:

		Included in Accumulated Other
		Comprehensive Loss
			Gross Unrealized Losses
	Cost or	Gross	Non-OTTI	OTTI
	Amortized	Unrealized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Losses (1)	Value

March 31, 2010
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$72,507	$2,629	$334	$-	$74,802
States, political subdivisions and foreign government securities	98,507	1,564	748	-	99,323
Corporate debt securities	240,489	12,929	267	-	253,151
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	87,025	1,787	70	-	88,742
Residential mortgage-backed securities (Agency)	208,684	7,087	220	-	215,551
Residential mortgage-backed securities (Non-Agency)	19,554	265	502	-	19,317
Other asset-backed securities	49,973	619	866	-	49,726
Total fixed maturities available for sale	776,739	26,880	3,007	-	800,612
Short-term investments	25,921	-	-	-	25,921
Other investments	27,722	3,568	85	-	31,205
Total investments	$830,382	$30,448	$3,092	$-	$857,738

December 31, 2009
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$78,952	$2,580	$425	$-	$81,107
States, political subdivisions and foreign government securities	98,552	850	2,528	-	96,874
Corporate debt securities	232,535	12,370	424	-	244,481
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	87,228	190	4,250	-	83,168
Residential mortgage-backed securities (Agency)	226,730	5,511	489	-	231,752
Residential mortgage-backed securities (Non-Agency)	21,277	92	796	-	20,573
Other asset-backed securities	33,880	619	1,099	-	33,400
Total fixed maturities available for sale	779,154	22,212	10,011	-	791,355
Short-term investments	41,072	-	-	-	41,072
Other investments	27,363	3,101	238	-	30,226
Total investments	$847,589	$25,313	$10,249	$-	$862,653

(1) Represents the total other than temporary impairments ("OTTI") recognized in accumulated other comprehensive loss.

The amortized cost and fair value of fixed maturities available for sale at March 31, 2010, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2010	$34,026	$34,683
2011-2014	175,605	185,466
2015-2019	102,266	106,280
2020 and thereafter	99,606	100,847
Mortgage-backed and other asset-backed securities	365,236	373,336
Total fixed maturities available for sale	$776,739	$800,612

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

Net investment income consisted of the following:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Fixed maturities	$9,539	$9,325
Short-term investments	12	141
Other	444	296
Gross investment income	9,995	9,762
Investment expenses	(514)	(1,017)
Interest on funds held	(361)	(288)
Net investment income	$9,120	$8,457

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in millions)	Value	Loss	Value	Loss	Value	Loss

March 31, 2010

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$4.9	$-	$1.6	$0.3	$6.5	$0.3
States, political subdivisions and foreign government securities	32.6	0.4	2.2	0.3	34.8	0.7
Corporate debt securities	20.3	0.1	4.8	0.2	25.1	0.3
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	1.9	0.1	1.9	0.1
Residential mortgage-backed securities (Agency)	10.2	0.2	-	-	10.2	0.2
Residential mortgage-backed securities (Non-Agency)	-	-	10.9	0.5	10.9	0.5
Other asset-backed securities	10.9	0.1	6.2	0.8	17.1	0.9
Total fixed maturities available for sale	78.9	0.8	27.6	2.2	106.5	3.0
Other investments	4.2	0.1	0.5	-	4.7	0.1
Total investments	$83.1	$0.9	$28.1	$2.2	$111.2	$3.1

December 31, 2009

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$15.6	$0.4	$-	$-	$15.6	$0.4
States, political subdivisions and foreign government securities	47.6	1.7	7.5	0.8	55.1	2.5
Corporate debt securities	11.1	0.1	5.3	0.3	16.4	0.4
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	68.9	4.3	68.9	4.3
Residential mortgage-backed securities (Agency)	38.0	0.5	-	-	38.0	0.5
Residential mortgage-backed securities (Non-Agency)	-	-	11.6	0.8	11.6	0.8
Other asset-backed securities	-	-	10.7	1.1	10.7	1.1
Total fixed maturities available for sale	112.3	2.7	104.0	7.3	216.3	10.0
Other investments	5.5	0.1	4.8	0.1	10.3	0.2
Total investments	$117.8	$2.8	$108.8	$7.4	$226.6	$10.2

There were a total of 48 investment securities in an unrealized loss position at March 31, 2010.  Of the 48 investment securities, 24 have been in an unrealized loss position for 12 months or more and have an average unrealized loss per security of approximately $92,000.  Of these 24 securities, 10 are residential mortgage-backed securities that had a total fair value of $10.9 million, or 96% of their combined amortized cost, and unrealized losses of $502,000 at March 31, 2010.

Net realized investment gains consisted of the following:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Sales of investments:
Realized gains	$492	$4,702
Realized losses	(66)	(44)
Other than temporary impairments	-	(3,909)
Net realized investment gains	$426	$749

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2010, the carrying amounts for the Company’s financial instruments approximated their estimated fair value.  The Company primarily measures the fair value of fixed maturities, other investments and its debt based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

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

The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at March 31, 2010 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,802	$50,414	$24,388	$-
States, political subdivisions and foreign government securities	99,323	-	99,323	-
Corporate debt securities	253,151	-	249,832	3,319
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	88,742	-	88,742	-
Residential mortgage-backed securities (Agency)	215,551	-	215,551	-
Residential mortgage-backed securities (Non-Agency)	19,317	-	19,317	-
Other asset-backed securities	49,726	-	48,829	897
Total fixed maturities available for sale	800,612	50,414	745,982	4,216
Other investments	31,205	9,573	17,132	4,500
Total	$831,817	$59,987	$763,114	$8,716

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$1,962	$-	$1,962	$-

		Fair Value Measurements at December 31, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$81,107	$50,487	$30,620	$-
States, political subdivisions and foreign government securities	96,874	-	96,874	-
Corporate debt securities	244,481	-	241,787	2,694
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	83,168	-	83,168	-
Residential mortgage-backed securities (Agency)	231,752	-	231,752	-
Residential mortgage-backed securities (Non-Agency)	20,573	-	20,573	-
Other asset-backed securities	33,400	-	32,570	830
Total fixed maturities available for sale	791,355	50,487	737,344	3,524
Other investments	30,226	10,504	15,222	4,500
Total	$821,581	$60,991	$752,566	$8,024

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,033	$-	$2,033	$-

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Fixed maturities available for sale:

Beginning balance as of January 1,	$3,524	$2,249
Net unrealized gains included in other comprehensive income (loss)	67	708
Transfers into Level 3	625	300
Ending balance as of March 31,	$4,216	$3,257

5.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At March 31, 2010, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance business was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to March 31, 2010 that had not yet been reported to the Company.

Management believes that its unpaid losses and LAE are fairly stated at March 31, 2010.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  As previously disclosed, the Bureau of Financial Examinations of the Pennsylvania Insurance Department issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  As directed by the Department, the examiner reopened the examination and management is continuing to provide information and have discussions with the Bureau to resolve the issue.  If the Company is not able to reach a resolution with the Department on this issue, it could have a material adverse effect on the Company’s business, results of operations and financial condition.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2010, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Premiums written:
Direct	$170,730	$161,965
Assumed	1,175	2,105
Ceded	(43,660)	(46,092)
Net	$128,245	$117,978
Premiums earned:
Direct	$140,877	$136,721
Assumed	1,704	2,564
Ceded	(39,085)	(34,355)
Net	$103,496	$104,930
Losses and LAE:
Direct	$94,470	$94,797
Assumed	1,312	2,051
Ceded	(20,712)	(21,073)
Net	$75,070	$75,775

Included in direct premiums written were amounts written under fronting arrangements of $15.8 million in the first quarter of 2010 and $19.6 million in the first quarter of 2009.  Ceded premiums written included amounts written under fronting arrangements of $13.4 million in the first quarter of 2010 and $16.7 million in the first quarter of 2009.

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

In 2009, the Company entered into two capital support agreements in connection with the sale of its former run-off operations.  Under the terms of the capital support agreements, the Company has agreed to indemnify the buyer in the event payments on claims in the run-off operations’ excess workers’ compensation and certain excess liability (occurrence) lines of business exceed certain pre-established limits.  Such support is limited to an amount not to exceed $45.9 million.

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

8.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2010	2009

Denominator:
Basic shares	32,199,378	31,956,183
Dilutive effect of:
Stock options	7,069	-
Restricted stock	51,742	61,414
Convertible debt	2,749	2,749
Total diluted shares	32,260,938	32,020,346

The effects of 741,000 and 1.1 million stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because they were anti-dilutive.

9.  BUSINESS SEGMENTS

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

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Revenues:
The PMA Insurance Group	$112,859	$113,544
Fee-based Business	21,485	19,726
Corporate and Other	(361)	(560)
Net realized investment gains	426	749
Total revenues	$134,409	$133,459

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$14,267	$15,187
Fee-based Business	2,305	2,013
Corporate and Other	(4,366)	(5,000)
Pre-tax operating income	12,206	12,200
Income tax expense	4,389	4,384
Operating income	7,817	7,816
Net realized investment gains after tax	277	487
Income from continuing operations	8,094	8,303
Loss from discontinued operations, net of tax	-	(86)
Net income	$8,094	$8,217

Net premiums earned by principal business segment were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

The PMA Insurance Group:
Workers' compensation	$92,141	$93,797
Commercial automobile	6,577	5,868
Commercial multi-peril	2,233	3,180
Other	2,683	2,233
Total net premiums earned	103,634	105,078
Corporate and Other	(138)	(148)
Consolidated net premiums earned	$103,496	$104,930

The Company’s total assets by principal business segment were as follows:

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2010	2009

The PMA Insurance Group	$2,247,708	$2,186,684
Fee-based Business	97,369	101,146
Corporate and Other	64,634	74,909
Total assets	$2,409,711	$2,362,739

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of March 31, 2010, compared with December 31, 2009, and our results of operations for the three months ended March 31, 2010, compared with the same period last year.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See the “Cautionary Note Regarding Forward-Looking Statements” on page 24 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A. Risk Factors” in our 2009 Form 10-K for a further discussion of risks that could materially affect our business.

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

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $170.9 million in the first quarter of 2010, compared to $162.1 million in the same period last year.  Because time normally elapses between the receipt of premiums and the payment of claims and operating expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

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

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $21.5 million in the first quarter of 2010, compared to $19.7 million in the first quarter last year.  Payments made at this segment primarily consist of operating expenses, which include employee-related costs to operate the business, managed care vendor expenses and commissions paid to sub-producers.

RESULTS OF OPERATIONS

Consolidated Results

We had net income of $8.1 million for the first quarter of 2010, compared to $8.2 million for the first quarter of 2009.  Operating income, which we define as GAAP net income excluding net realized investment gains and results from discontinued operations, was $7.8 million for the first quarter periods in 2010 and 2009.

In addition to providing consolidated net income, we also provide segment operating income (loss) because we believe that it is a meaningful measure of the profit or loss generated by our operating segments.  Operating income is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our businesses.  Net realized investment activity is excluded because (i) net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments and (ii) in many instances, decisions to buy and sell securities are made at the holding company level, and such decisions result in net realized gains and losses that do not relate to the operations of the individual segments.  Operating income does not replace net income as the GAAP measure of our consolidated results of operations.

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$14,267	$15,187
Fee-based Business	2,305	2,013
Corporate and Other	(4,366)	(5,000)
Pre-tax operating income	12,206	12,200
Income tax expense	4,389	4,384
Operating income	7,817	7,816
Net realized investment gains after tax	277	487
Income from continuing operations	8,094	8,303
Loss from discontinued operations, net of tax	-	(86)
Net income	$8,094	$8,217

Income from continuing operations included the following after-tax net realized investment gains:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009
Net realized investment gains after tax:
Sales of investments	$277	$3,028
Other than temporary impairments	-	(2,541)
Net realized investment gains after tax	$277	$487

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Net premiums written	$128,383	$118,126

Net premiums earned	$103,634	$105,078
Net investment income	9,225	8,466
Total revenues	112,859	113,544

Losses and LAE	75,070	75,775
Acquisition and operating expenses	22,876	21,776
Dividends to policyholders	524	646
Total losses and expenses	98,470	98,197

Operating income before income
taxes and interest expense	14,389	15,347
Interest expense	122	160

Pre-tax operating income	$14,267	$15,187

Combined ratio	95.0%	93.5%
Less: net investment income ratio	8.9%	8.1%
Operating ratio	86.1%	85.4%

The PMA Insurance Group had pre-tax operating income of $14.3 million for the first quarter of 2010, compared to $15.2 million for the same period last year.  The decline for the period was mainly attributable to a lower underwriting margin, partially offset by an increase in net investment income.  Given the seasonality of our business, our first quarter combined ratios have historically been lower than the subsequent quarters and full year ratios.  Despite very competitive marketplace conditions and continued challenges in the economy and labor markets, we produced an underwriting profit in the first quarter of 2010.  During the quarter, we continued to increase the proportion of our business written on a loss-sensitive basis and pricing on our rate-sensitive workers’ compensation business increased.

We provide combined ratios and operating ratios for The PMA Insurance Group as we believe they are important measures for our insurance business.  The “combined ratio” is a measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to losses and loss adjustment expenses, plus acquisition and operating expenses and policyholders’ dividends, all divided by net premiums earned.  A combined ratio of less than 100% reflects an underwriting profit.  Because time normally elapses between the receipt of premiums and the payment of claims and operating expenses, we invest the available premiums.  Underwriting results do not include investment income from these funds.  Given the long-tail nature of our liabilities, we believe that the operating ratios are also important in evaluating our business.  The operating ratio is equal to the combined ratio less the net investment income ratio, which is computed by dividing net investment income by net premiums earned.

Premiums

We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Direct premium production	$157,092	$147,367
Fronting premiums	15,795	19,622
Premium adjustments	(2,019)	(4,876)
Direct premiums written	$170,868	$162,113

The increase in direct premium production for the first quarter of 2010, compared to the first quarter of 2009, was primarily due to an increase in workers’ compensation premium production which resulted from a higher retention rate and a higher amount of new business in 2010.  Fronting premiums decreased in the first quarter of 2010, compared to the first quarter last year, primarily due to a lower amount of premiums written in California.

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Workers' compensation:
Direct premiums written	$142,147	$134,533
Premiums assumed	1,168	2,085
Premiums ceded	(28,020)	(32,260)
Net premiums written	$115,295	$104,358
Commercial lines:
Direct premiums written	$28,721	$27,580
Premiums assumed	7	20
Premiums ceded	(15,640)	(13,832)
Net premiums written	$13,088	$13,768
Total:
Direct premiums written	$170,868	$162,113
Premiums assumed	1,175	2,105
Premiums ceded	(43,660)	(46,092)
Net premiums written	$128,383	$118,126

Direct workers’ compensation premiums written were $142.1 million in the first quarter of 2010, compared to $134.5 million during the same period last year.  This increase was primarily due to an increase in workers’ compensation premium production of $8.9 million.

Direct premium production included $30.4 million of new workers’ compensation business in the first quarter of 2010, compared to $24.7 million during the same period last year.  The increase in new business primarily reflected a higher amount of loss-sensitive new business.  Pricing on our rate-sensitive workers’ compensation business increased 2% during the first three months of 2010, compared to a 4% decrease during the first three months of 2009.  Our renewal retention rate on existing workers’ compensation accounts for the first quarter improved to 83% in 2010, compared to 79% in 2009.  During 2010, our retention rates and new business for workers’ compensation were higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis, as we continue to emphasize loss-sensitive business.  The increase in the retention rate in 2010 also reflected a higher retention rate on large account business.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $28.7 million in the first quarter of 2010, compared to $27.6 million for the same period last year.  New business was $4.1 million for the first quarter of 2010, compared to $13.3 million during the first quarter last year.  The decrease in new business related primarily to a lower amount of new captive accounts.  Our renewal retention rate on existing Commercial Lines accounts was 92% for the first quarter of 2010, compared to 89% for the first quarter of 2009.  Overall pricing on Commercial Lines decreased by less than 1% during the first quarter of 2010, compared to a 2% decrease during the first quarter of 2009.

Premiums ceded on workers’ compensation business decreased by $4.2 million during the first three months of 2010, compared to the same period in 2009.  The decrease was primarily due to a lower amount of direct premiums written under our fronting arrangements, most of which are ceded.

Net premiums earned decreased 1% during the first quarter of 2010, compared to the same period last year.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar change in premiums written will typically be greater than the change in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, the premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended
	March 31,
	2010	2009

Loss and LAE ratio	72.4%	72.1%
Expense ratio:
Acquisition expense	17.5%	16.4%
Operating expense	4.6%	4.4%
Total expense ratio	22.1%	20.8%
Policyholders' dividend ratio	0.5%	0.6%
Combined ratio	95.0%	93.5%

The loss and LAE ratio in the first quarter of 2010 increased by 0.3 points, compared to the same period last year.  Pricing increases coupled with payroll changes for rate-sensitive workers’ compensation business were slightly below overall estimated loss trends.  Losses and LAE in 2010 also included expenses incurred on a new claims system which has been implemented in both our insurance and fee-based businesses.  We estimated our medical cost inflation to be 6.0% in the first quarters of 2010 and 2009.

The total expense ratio increased by 1.3 points in the first quarter of 2010, compared to the first quarter of 2009.  The increase in the expense ratio reflected higher state based assessments.

Net Investment Income

Net investment income was $9.2 million in the first quarter of 2010, compared to $8.5 million in the same period a year ago.  The increase was due primarily to an increase in average invested assets.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Claims service revenues	$17,895	$15,995
Commission income	3,159	3,475
Net investment income	43	86
Other revenues	388	170
Total revenues	21,485	19,726

Operating expenses	19,180	17,713

Pre-tax operating income	$2,305	$2,013

Pre-tax operating income for the Fee-based Business was $2.3 million for the first quarter of 2010, compared to $2.0 million for the same period in 2009.  The 2010 results reflected an increase in claims service revenues which grew at a faster rate than the increase in operating expenses.

Revenues

For the first quarter of 2010, total revenues at our Fee-based Business increased to $21.5 million from $19.7 million for the same period in 2009.  The increase in revenues primarily reflected claims service revenue growth of $1.9 million, or 12%, which was partially offset by a decrease in commission income of $316,000.  The growth in claims service revenues primarily reflected increases in managed care revenues earned from existing clients and new business, mainly relating to services provided to self-insured clients.  Managed care services include medical bill review, access to our preferred provider network partnerships, pharmacy discounts and nurse case management services.  The decrease in commission income was mainly the result of continued soft pricing in excess workers’ compensation business.  Although we have received increased submissions and bound a greater number of policies, our average commission per policy has decreased due to the decline in the underlying payrolls on this business. Commission income is primarily derived from producing excess workers’ compensation business and providing program administrator services to self-insured clients.

Expenses

Operating expenses increased to $19.2 million in the first quarter of 2010, up from $17.7 million in the first quarter of 2009.  The increase in operating expenses primarily reflected additional expenses, mainly salaries, benefits and other employee-related costs, incurred in connection with the growth of our claims service revenues.  Commission expenses in the first quarters of 2010 and 2009 were $1.6 million for both periods.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other had net expenses of $4.4 million during the first quarter of 2010, compared to $5.0 million in the first quarter of 2009.  The decrease in net expenses for the first quarter of 2010 related primarily to lower stock-based compensation expense and certain intercompany transactions with our former run-off operations from the prior year which were eliminated in the Corporate and Other segment.

Loss Reserves

At March 31, 2010, we estimated that under all insurance policies and reinsurance contracts issued by our insurance business, our liability for unpaid losses and LAE for all events that occurred as of March 31, 2010 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to March 31, 2010 that had not yet been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at March 31, 2010.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at March 31, 2010, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.  As previously disclosed, the Bureau of Financial Examinations of the Pennsylvania Insurance Department issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  As directed by the Department, the examiner reopened the examination and we are continuing to provide information and have discussions with the Bureau to resolve the issue.  If we are not able to reach a resolution with the Department on this issue, it could have a material adverse effect on our business, results of operations and financial condition.

For additional discussion of loss reserves and reinsurance, see discussion beginning on pages 10, 42 and 54 of our 2009 Form 10-K.

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

Net cash flows used in operating activities were $7.8 million during the first quarter of 2010, compared to net cash flows provided by operating activities of $7.4 million during the first quarter of 2009.  The decrease in net operating cash flows was primarily due to a decrease in cash flows from underwriting activities at The PMA Insurance Group, mainly resulting from an increase in paid losses and LAE.  Net operating cash flows in the first quarter of 2009 included net cash flows used in operating activities from discontinued operations of $14.7 million that did not recur in 2010 following the sale of the discontinued operations.

We expect that future annual cash flows generated from the operating activities of The PMA Insurance Group and our Fee-based Business will be positive as we anticipate premium and other service revenue collections to exceed losses and LAE payments as well as acquisition and operating expense payments.  We intend to invest these positive cash flows and earn investment income, yet maintain an appropriate maturity duration on investments to match the timing of our anticipated obligations.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and capital raising activities.  Dividends payable by our regulated insurance subsidiaries are limited by applicable state regulations and require prior notice to the Pennsylvania Insurance Department.  Capital raising activities are subject to market conditions and may not provide satisfactory liquidity, especially at times of severe disruptions or dislocations in the capital markets.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and, at the discretion of our Board of Directors, dividends to shareholders.  At March 31, 2010, we had $25.6 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with payments from our subsidiaries and other potential capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses, interest payments and other obligations.  We do not currently pay dividends on our Class A Common Stock.

Our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) have the ability to pay $46.1 million in dividends to the holding company during 2010 without requesting the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, applicable regulatory constraints and the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $422.4 million as of March 31, 2010, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $2.5 million during the first quarter of 2010, compared to $3.9 million during the same period last year.

As of March 31, 2010, our total outstanding debt was $137.4 million, compared to $143.4 million at December 31, 2009.  During the first quarter, we made the final $4.0 million principal payment on a note owed to our former run-off operations.  One note payable to our former run-off operations remains outstanding with a balance of $10.0 million, which is payable in two equal installments of $5.0 million in June 2010 and June 2011.  Following those principal payments, the next scheduled maturity on our debt is not until 2018.  We incurred and paid interest of $2.5 million in each of the first quarters of 2010 and 2009.  We expect to pay interest of $7 million for the remainder of 2010.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of March 31, 2010, the duration of our investments that support the insurance reserves was 4.2 years and the duration of our insurance reserves was 3.6 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.

INVESTMENTS

At March 31, 2010, our investments were carried at a fair value of $857.7 million and had a cost or amortized cost of $830.4 million.  The average credit quality of our portfolio was AA.  All but nine of our fixed income securities, which had an aggregate fair value of $4.2 million, were publicly traded and rated by at least one nationally recognized credit rating agency.  At March 31, 2010, all but eight of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The eight below investment grade securities had an aggregate fair value of $9.3 million and a net unrealized gain of $1.4 million.

At March 31, 2010, $373.3 million, or 44% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations (“structured securities”).  Of this $373.3 million, $88.7 million, or 24% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS had a net unrealized gain of $1.7 million at March 31, 2010.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.4 years and an average credit quality of AAA-.  During the first three months of 2010, the CMBS generated cash flows which totaled $217,000 of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 29% of the par of the securities, and 10% of the underlying pool collateral is delinquent.

We hold $215.6 million, or 58% of our structured securities, of residential mortgage-backed pools and collateralized mortgage obligations issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

We also hold $9.5 million, or 3% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $9.5 million, which includes $7.9 million of alternative A collateral and $1.6 million of sub-prime collateral, had an estimated weighted average life of 3.2 years, with $752,000 of that balance expected to pay off within one year, and an average credit quality of AA+.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $25.6 million, or 3% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $7.5 million were asset-backed securities with a weighted average life of 1.4 years and whose underlying collateral had an imputed internal rating of A.  None of these securities were wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized gain on our investments at March 31, 2010 was $27.3 million, or 3% of the cost or amortized cost basis.  The net unrealized gain included gross unrealized gains of $30.4 million and gross unrealized losses of $3.1 million.

For all but nine fixed income securities and two other investments, which were carried at fair values of $4.2 million and $4.5 million at March 31, 2010, respectively, we determined the fair value of fixed income securities and other investments from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the 11 investments whose prices were not obtained from the public markets, which included six privately placed construction bridge loans, one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, two corporate bonds currently in default with an expected recovery value upon bankruptcy liquidation, and two promissory notes, we generally use discounted cash flow valuation models to approximate fair value.

Net realized investment gains were comprised of the following:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2010	2009

Sales of investments:
Realized gains	$492	$4,702
Realized losses	(66)	(44)
Other than temporary impairments	-	(3,909)
Net realized investment gains	$426	$749

The gross realized gains on sales of investments during the first quarter of 2009 were generated in order to minimize the statutory capital charge associated with the reduction of our CMBS exposure.

As of March 31, 2010, our investment portfolio had gross unrealized losses of $3.1 million.  For securities that were in an unrealized loss position at March 31, 2010, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

					Percentage
			Cost or	Gross	Fair Value to
	Number of	Fair	Amortized	Unrealized	Cost or
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Fixed maturities available for sale
Less than 6 months	19	$63.8	$64.4	$0.6	99%
6 to 9 months	1	10.2	10.4	0.2	98%
12 months or more	22	26.0	27.9	1.9	93%
Subtotal	42	100.0	102.7	2.7	97%
U.S. Treasury and Agency securities	3	6.5	6.8	0.3	96%
Total fixed maturities available for sale	45	$106.5	$109.5	$3.0	97%

Other investments
Less than 6 months	2	$4.2	$4.3	$0.1	98%
12 months or more	1	0.5	0.5	-	100%
Total other investments	3	$4.7	$4.8	$0.1	98%

Total investments	48	$111.2	$114.3	$3.1	97%

The 22 fixed income securities that have been in an unrealized loss position for 12 months or more have an average unrealized loss per security of approximately $84,000.  Of these 22 securities, 10 are residential mortgage-backed securities that had a total fair value of $10.9 million, or 96% of their combined amortized cost, and unrealized losses of $502,000 at March 31, 2010.

The contractual maturities of fixed maturities available for sale in an unrealized loss position at March 31, 2010 were as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2010	$-	$-	$-	0%
2011-2014	19.0	19.0	-	100%
2015-2019	2.1	2.1	-	100%
2020 and thereafter	38.8	39.8	1.0	97%
Non-agency mortgage and other asset-backed securities	40.1	41.8	1.7	96%
Subtotal	100.0	102.7	2.7	97%
U.S. Treasury and Agency securities	6.5	6.8	0.3	96%
Total	$106.5	$109.5	$3.0	97%

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

Recent Accounting Guidance

Refer to Note 2-B to the Unaudited Condensed Consolidated Financial Statements for information regarding recent accounting guidance that impacts us.

Critical Accounting Estimates

Our critical accounting estimates can be found beginning on page 54 of our 2009 Form 10-K.

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

•	cyclical changes in the insurance industry;
•	the success with which our independent agents and brokers sell our products and our ability to collect payments from them;
•	our ability to effectively compete in the highly competitive property and casualty insurance industry;
•	our concentration in workers’ compensation insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	adverse economic or regulatory developments in the eastern part of the United States, particularly those affecting Pennsylvania, New York and New Jersey;
•	fluctuations in interest rates and other events that can adversely impact our investment portfolio;
•	disruptions in the financial markets that affect the value of our investment portfolio and our ability to sell our investments;
•	our ability to attract and retain qualified management personnel;
•	our ability to repay our indebtedness and meet our other contractual and financial obligations;
•	our ability to raise additional capital on financially favorable terms when required;
•	restrictions on our operations contained in any document governing future or existing indebtedness;
•	statutory requirements and rating agency expectations that limit our ability to receive dividends from our insurance subsidiaries;
•	the impact of future results on the value of recorded goodwill and other intangible assets and the recoverability of our deferred tax asset;
•	limitations on our ability to use our deferred tax assets in the event we experience an ownership change;
•	the outcome of any litigation against us;
•	provisions in our charter documents that can inhibit a change in control of our company; and
•
other risks or uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission and, in particular, our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There has been no material change regarding our market risk position from the information provided on page 61 of our 2009 Form 10-K.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management, including the Chief Executive Officer and the Interim Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer noted that during the fourth quarter of 2009 the Claims department piloted a new claims system and, in 2010, commenced the transition of all claims within our insurance and fee-based businesses to the new system.  This transition was completed for the majority of our branch offices during the first quarter of 2010 and, therefore, became a significant system to our business.  There were no other changes that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits.

The Exhibits are listed in the Exhibit Index on page 27.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: May 3, 2010	By: /s/ John M. Cochrane
John M. Cochrane
Senior Vice President and
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(31)	Rule 13a - 14(a)/15d - 14 (a) Certifications:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934.	Filed herewith.

(32)	Section 1350 Certifications:

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.