Form 10-Q
period 2010-06-30
PMA CAPITAL CORP
filed 2010-08-09
CIK 1041665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
YES /  / NO /X/

There were 32,280,474 shares outstanding of the registrant’s Class A Common Stock, $5 par value per share, as of the close of business on August 5, 2010.

Part I.   Financial Information
Item 1.   Financial Statements.

PMA Capital Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
(in thousands, except share data)	2010	2009

Assets:
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2010 - $741,391; 2009 - $779,154)	$778,747	$791,355
Short-term investments	25,854	41,072
Other investments (cost: 2010 - $30,442; 2009 - $27,363)	33,701	30,226
Total investments	838,302	862,653

Cash	15,933	11,059
Accrued investment income	6,852	7,352
Premiums receivable (net of valuation allowance: 2010 - $7,500; 2009 - $7,427)	251,566	238,650
Reinsurance receivables (net of valuation allowance: 2010 - $4,719; 2009 - $4,719)	854,522	827,458
Prepaid reinsurance premiums	36,351	35,788
Deferred income taxes, net	125,381	139,782
Deferred acquisition costs	40,677	39,124
Funds held by reinsureds	64,299	58,935
Intangible assets	29,349	29,757
Other assets	108,776	112,181
Total assets	$2,372,008	$2,362,739

Liabilities:
Unpaid losses and loss adjustment expenses	$1,267,408	$1,269,685
Unearned premiums	241,441	240,759
Long-term debt	132,445	143,380
Accounts payable, accrued expenses and other liabilities	243,759	249,787
Reinsurance funds held and balances payable	51,905	51,331
Dividends to policyholders	5,849	6,000
Total liabilities	1,942,807	1,960,942

Commitments and contingencies (Note 8)

Shareholders' Equity:
Class A Common Stock, $5 par value, 60,000,000 shares authorized
(2010 - 34,217,945 shares issued and 32,281,576 outstanding;
2009 - 34,217,945 shares issued and 32,251,120 outstanding)	171,090	171,090
Additional paid-in capital	111,759	111,841
Retained earnings	165,614	155,747
Accumulated other comprehensive income (loss)	3,001	(14,060)
Treasury stock, at cost (2010 - 1,936,369 shares; 2009 - 1,966,825 shares)	(22,263)	(22,821)
Total shareholders' equity	429,201	401,797
Total liabilities and shareholders' equity	$2,372,008	$2,362,739

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenues:
Net premiums written	$75,401	$80,302	$203,646	$198,280
Change in net unearned premiums	24,630	26,647	(119)	13,599
Net premiums earned	100,031	106,949	203,527	211,879
Claims service revenues	18,374	16,835	36,257	32,519
Commission income	2,345	2,117	5,437	5,580
Net investment income	8,734	9,561	17,854	18,018
Net realized investment gains (losses)	1,134	(472)	1,560	277
Other revenues	394	190	786	366
Total revenues	131,012	135,180	265,421	268,639

Losses and Expenses:
Losses and loss adjustment expenses	70,340	73,494	145,410	149,269
Acquisition expenses	17,595	19,508	35,642	36,706
Operating expenses	35,206	31,540	60,838	55,925
Dividends to policyholders	2,051	2,311	2,575	2,957
Interest expense	2,502	2,476	5,006	4,982
Total losses and expenses	127,694	129,329	249,471	249,839
Income from continuing operations before income taxes	3,318	5,851	15,950	18,800
Income tax expense:
Current	263	265	517	509
Deferred	932	1,819	5,216	6,221
Total income tax expense	1,195	2,084	5,733	6,730
Income from continuing operations	2,123	3,767	10,217	12,070
Loss from discontinued operations, net of tax	-	(1,165)	-	(1,251)
Net income	$2,123	$2,602	$10,217	$10,819

Income (loss) per share:

Basic:
Continuing Operations	$0.07	$0.12	$0.32	$0.38
Discontinued Operations	-	(0.04)	-	(0.04)
	$0.07	$0.08	$0.32	$0.34
Diluted:
Continuing Operations	$0.07	$0.12	$0.32	$0.38
Discontinued Operations	-	(0.04)	-	(0.04)
	$0.07	$0.08	$0.32	$0.34

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$10,217	$10,819
Less: Loss from discontinued operations	-	(1,251)
Income from continuing operations, net of tax	10,217	12,070
Adjustments to reconcile income from continuing
operations to net cash flows used in operating activities:
Deferred income tax expense	5,216	6,221
Net realized investment gains	(1,560)	(277)
Stock-based compensation	141	943
Depreciation and amortization	3,498	2,958
Change in:
Premiums receivable and unearned premiums, net	(12,234)	(6,677)
Dividends to policyholders	(151)	(840)
Reinsurance receivables	(27,064)	(29,035)
Prepaid reinsurance premiums	(563)	(7,692)
Unpaid losses and loss adjustment expenses	(2,277)	28,831
Funds held by reinsureds	(5,364)	(2,558)
Reinsurance funds held and balances payable	574	9,150
Accrued investment income	500	(708)
Deferred acquisition costs	(1,553)	1,574
Accounts payable, accrued expenses and other liabilities	(5,484)	886
Other, net	5,991	(1,212)
Discontinued operations	-	(40,398)
Net cash flows used in operating activities	(30,113)	(26,764)

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(77,905)	(179,862)
Maturities and calls	48,684	32,941
Sales	67,482	149,594
Net sales of short-term investments	15,218	6,964
Net purchases of other investments	(3,132)	(11,191)
Purchase of subsidiaries, net of cash received	-	(795)
Other, net	(6,345)	(5,271)
Discontinued operations	-	34,428
Net cash flows provided by investing activities	44,002	26,808

Cash flows from financing activities:
Repayments of debt	(9,000)	-
Shares purchased under stock-based compensation plans	(15)	(482)
Other payments to discontinued operations	-	(5,870)
Discontinued operations	-	5,870
Net cash flows used in financing activities	(9,015)	(482)

Net increase (decrease) in cash	4,874	(438)
Cash - beginning of year	11,059	11,872
Cash - end of period (a)	$15,933	$11,434

Supplementary cash flow information (all continuing operations):
Interest paid	$4,917	$4,963
Income tax paid (refunded)	$(58)	$447

(a) Includes cash from discontinued operations of $1,271 as of June 30, 2009.

See accompanying notes to the unaudited condensed consolidated financial statements.

PMA Capital Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net income	$2,123	$2,602	$10,217	$10,819

Other comprehensive income, net of tax:
Unrealized gains on securities:
Holding gains arising during the period	9,356	14,134	17,622	12,775
Portion of other than temporary impairment losses
recognized in other comprehensive income,
net of deferred income tax of $114	-	(211)	-	(211)
Less: reclassification adjustment for (gains) losses
included in net income, net of tax (expense)
benefit: ($397) and $165 for the three months
ended June 30, 2010 and 2009; ($546) and
($97) for the six months ended June 30, 2010
and 2009	(737)	307	(1,014)	(180)

Total unrealized gains on securities	8,619	14,230	16,608	12,384

Net periodic benefit cost, net of tax expense: $80 and
$94 for the three months ended June 30, 2010 and 2009;
$155 and $188 for the six months ended June 30, 2010
and 2009	149	174	288	350
Unrealized gains from derivative instruments designated
as cash flow hedges, net of tax expense: $64 and
$150 for the three months ended June 30, 2010 and 2009;
$89 and $177 for the six months ended June 30, 2010
and 2009	119	279	165	328

Other comprehensive income, net of tax	8,887	14,683	17,061	13,062

Comprehensive income	$11,010	$17,285	$27,278	$23,881

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

On June 9, 2010, the Company and Old Republic International Corporation (“Old Republic”) entered into a merger agreement pursuant to which Old Republic will acquire all of the Company’s outstanding common stock.  See Note 3 for additional information.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Due to this and certain other factors, such as the seasonal nature of portions of the insurance business, as well as competitive and other market conditions, operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its 2009 Annual Report on Form 10-K.

B. Intangible Assets — Identifiable intangible assets consist of non-contractual customer relationships, licenses and a trade name from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is a reason to suspect that their values may have been diminished or impaired.  Other identifiable intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  Annual impairment testing was performed during the second quarter of 2010 on intangible assets.  Based upon this review, these assets were not impaired.

C.  Recent Accounting Guidance – In June 2009, the Financial Accounting Standards Board issued updated guidance on “Consolidation,” which requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities.  This guidance was effective for fiscal years beginning after November 15,

2009.  The 2010 adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or liquidity.  As a result of adopting this guidance, the Company was required to consolidate the trusts related to its trust preferred debt which resulted in a decrease in other assets and debt of $1.9 million.

3. MERGER AGREEMENT

On June 9, 2010, the Company and Old Republic entered into a merger agreement pursuant to which Old Republic will acquire all of the Company’s outstanding common stock.  At the effective time of the merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time will be automatically cancelled and converted into the right to receive 0.55 shares (the “Exchange Ratio”) of common stock of Old Republic and all outstanding stock options, restricted shares and other equity awards will be converted, based on the Exchange Ratio, into stock options, restricted shares and equity awards covering Old Republic common stock.  The Exchange Ratio will be adjusted if the volume weighted average price per share of Old Republic common stock for the 20 consecutive trading days ending on and including the fifth trading day prior to, but not including, the closing date of the merger exceeds $17.00 or is less than $12.50, but in no event will the Exchange Ratio exceed 0.60 or be less than 0.50.  The transaction is expected to close near the end of the third quarter of 2010, subject to approval by PMA Capital’s shareholders and other customary closing conditions.  See Note 8 for pending litigation related to the merger.

The merger agreement provides certain termination rights for both parties.  In the event the merger agreement is terminated because the Company's Board of Directors fails to recommend approval of the merger, changes its recommendation or approves or recommends an alternative proposal or transaction, the Company will be required to pay Old Republic a termination fee of $8 million.

4.   INVESTMENTS

The cost or amortized cost and fair value of the Company’s investment portfolio were as follows:

		Included in Accumulated Other
		Comprehensive Income (Loss)
			Gross Unrealized Losses
	Cost or	Gross	Non-OTTI	OTTI
	Amortized	Unrealized	Unrealized	Unrealized	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Losses (1)	Value

June 30, 2010
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$64,381	$4,599	$105	$-	$68,875
States, political subdivisions and foreign government securities	98,506	5,101	150	-	103,457
Corporate debt securities	227,994	14,583	1,045	-	241,532
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	86,956	3,440	64	-	90,332
Residential mortgage-backed securities (Agency)	194,691	10,348	-	-	205,039
Residential mortgage-backed securities (Non-Agency)	17,923	373	296	-	18,000
Other asset-backed securities	50,940	1,187	615	-	51,512
Total fixed maturities available for sale	741,391	39,631	2,275	-	778,747
Short-term investments	25,854	-	-	-	25,854
Other investments	30,442	3,405	146	-	33,701
Total investments	$797,687	$43,036	$2,421	$-	$838,302

December 31, 2009
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$78,952	$2,580	$425	$-	$81,107
States, political subdivisions and foreign government securities	98,552	850	2,528	-	96,874
Corporate debt securities	232,535	12,370	424	-	244,481
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	87,228	190	4,250	-	83,168
Residential mortgage-backed securities (Agency)	226,730	5,511	489	-	231,752
Residential mortgage-backed securities (Non-Agency)	21,277	92	796	-	20,573
Other asset-backed securities	33,880	619	1,099	-	33,400
Total fixed maturities available for sale	779,154	22,212	10,011	-	791,355
Short-term investments	41,072	-	-	-	41,072
Other investments	27,363	3,101	238	-	30,226
Total investments	$847,589	$25,313	$10,249	$-	$862,653

(1) Represents the total other than temporary impairments ("OTTI") recognized in accumulated other comprehensive income (loss).

The amortized cost and fair value of fixed maturities available for sale at June 30, 2010, by contractual maturity, were as follows:

	Amortized	Fair
(dollar amounts in thousands)	Cost	Value

2010	$21,758	$21,983
2011-2014	159,987	169,900
2015-2019	107,582	115,207
2020 and thereafter	101,554	106,774
Mortgage-backed and other asset-backed securities	350,510	364,883
Total fixed maturities available for sale	$741,391	$778,747

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

For securities that were in an unrealized loss position, the length of time that such securities have been in an unrealized loss position, as measured by their month-end fair values, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in millions)	Value	Loss	Value	Loss	Value	Loss

June 30, 2010

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$2.2	$-	$1.9	$0.1	$4.1	$0.1
States, political subdivisions and foreign government securities	-	-	2.3	0.2	2.3	0.2
Corporate debt securities	5.2	0.8	3.3	0.2	8.5	1.0
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	1.9	0.1	1.9	0.1
Residential mortgage-backed securities (Agency)	-	-	-	-	-	-
Residential mortgage-backed securities (Non-Agency)	-	-	9.2	0.3	9.2	0.3
Other asset-backed securities	-	-	6.0	0.6	6.0	0.6
Total fixed maturities available for sale	7.4	0.8	24.6	1.5	32.0	2.3
Other investments	0.6	-	0.4	0.1	1.0	0.1
Total investments	$8.0	$0.8	$25.0	$1.6	$33.0	$2.4

December 31, 2009

Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$15.6	$0.4	$-	$-	$15.6	$0.4
States, political subdivisions and foreign government securities	47.6	1.7	7.5	0.8	55.1	2.5
Corporate debt securities	11.1	0.1	5.3	0.3	16.4	0.4
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	-	-	68.9	4.3	68.9	4.3
Residential mortgage-backed securities (Agency)	38.0	0.5	-	-	38.0	0.5
Residential mortgage-backed securities (Non-Agency)	-	-	11.6	0.8	11.6	0.8
Other asset-backed securities	-	-	10.7	1.1	10.7	1.1
Total fixed maturities available for sale	112.3	2.7	104.0	7.3	216.3	10.0
Other investments	5.5	0.1	4.8	0.1	10.3	0.2
Total investments	$117.8	$2.8	$108.8	$7.4	$226.6	$10.2

There were a total of 31 investment securities in an unrealized loss position at June 30, 2010.  Of the 31 investment securities, 19 have been in an unrealized loss position for 12 months or more and have an average unrealized loss per security of approximately $82,000.  Of these 19 securities, 8 are non-agency residential mortgage-backed securities that had a total fair value of $9.2 million, or 97% of their combined amortized cost, and unrealized losses of $296,000 at June 30, 2010.

Net investment income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Fixed maturities	$9,322	$10,052	$18,861	$19,377
Short-term investments	8	82	20	223
Other	481	476	925	772
Gross investment income	9,811	10,610	19,806	20,372
Investment expenses	(595)	(538)	(1,109)	(1,555)
Interest on funds held	(482)	(511)	(843)	(799)
Net investment income	$8,734	$9,561	$17,854	$18,018

Net realized investment gains (losses) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Sales of investments:
Realized gains	$1,167	$694	$1,659	$5,396
Realized losses	(33)	(137)	(99)	(181)
Other than temporary impairments	-	(1,029)	-	(4,938)
Net realized investment gains (losses)	$1,134	$(472)	$1,560	$277

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2010, the carrying amounts for the Company’s financial instruments approximated their estimated fair value.  The Company primarily measures the fair value of fixed maturities, other investments and its debt based upon quoted market prices or by obtaining quotes from dealers.  Certain financial instruments, specifically amounts relating to insurance and reinsurance contracts, are excluded from this disclosure.

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

•
Level 3 – Fair value measures are based on inputs that are unobservable and significant to the overall fair value measurement, and may involve management judgment.  Included in the Level 3 category are six privately placed construction bridge loans, one private placement whose principal is backed and guaranteed at maturity by discounted U.S. Government Sponsored Enterprise securities, two corporate bonds currently in default with an expected recovery value upon bankruptcy liquidation, and two promissory notes.

The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2010 and December 31, 2009.  These assets and liabilities are measured on a recurring basis.

		Fair Value Measurements at June 30, 2010 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$68,875	$50,386	$18,489	$-
States, political subdivisions and foreign government securities	103,457	-	103,457	-
Corporate debt securities	241,532	-	238,250	3,282
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	90,332	-	90,332	-
Residential mortgage-backed securities (Agency)	205,039	-	205,039	-
Residential mortgage-backed securities (Non-Agency)	18,000	-	18,000	-
Other asset-backed securities	51,512	-	50,515	997
Total fixed maturities available for sale	778,747	50,386	724,082	4,279
Other investments	33,701	9,710	19,491	4,500
Total	$812,448	$60,096	$743,573	$8,779

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$1,779	$-	$1,779	$-

		Fair Value Measurements at December 31, 2009 Using
(dollar amounts in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$81,107	$50,487	$30,620	$-
States, political subdivisions and foreign government securities	96,874	-	96,874	-
Corporate debt securities	244,481	-	241,787	2,694
Mortgage-backed and other asset-backed securities:
Commercial mortgage-backed securities	83,168	-	83,168	-
Residential mortgage-backed securities (Agency)	231,752	-	231,752	-
Residential mortgage-backed securities (Non-Agency)	20,573	-	20,573	-
Other asset-backed securities	33,400	-	32,570	830
Total fixed maturities available for sale	791,355	50,487	737,344	3,524
Other investments	30,226	10,504	15,222	4,500
Total	$821,581	$60,991	$752,566	$8,024

Liabilities
Accounts payable, accrued expenses and other liabilities - Interest rate swap contracts	$2,033	$-	$2,033	$-

The following table provides a summary of changes in the fair value of Level 3 assets within the fair value hierarchy for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Fixed maturities available for sale:

Beginning balance	$4,216	$3,257	$3,524	$2,249
Maturities	(37)	(1,000)	(37)	(1,000)
Net unrealized gains included in other comprehensive income	100	161	167	869
Transfers into Level 3	-	-	625	300
Ending balance as of June 30,	$4,279	$2,418	$4,279	$2,418

6.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

At June 30, 2010, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance business was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to June 30, 2010 that had not yet been reported to the Company.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2010.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2010, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

As previously disclosed, the Bureau of Financial Examinations of the Pennsylvania Insurance Department issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  The Company believes its estimates of loss and loss adjustment expense reserves were reasonable and has provided the Department with several independent studies and industry data which support the Company’s position.  The Company has not been able to resolve this matter with the Department.  Based on recent discussions with representatives of the Department, the Company has concluded that in order to resolve the outstanding issues as a stand alone organization, it will need to engage in administrative and legal review processes which, irrespective of their ultimate outcome, will likely hinder the long-term and day-to-day continuity of the Company’s business operations and, in the interim, potentially have a negative impact on the financial ratings of its insurance subsidiaries.  The Company cannot predict how long the processes would take or whether it would ultimately be successful.  In the event that the Company is unsuccessful in its administrative and legal appeals, the Company could be required to take actions, such as increasing its loss and loss adjustment expense reserves, which would materially and adversely affect its business, financial condition and results of operations.

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

The components of net premiums written and earned, and losses and LAE incurred were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Premiums written:
Direct	$108,236	$108,994	$278,966	$270,959
Assumed	1,622	4,430	2,797	6,535
Ceded	(34,457)	(33,122)	(78,117)	(79,214)
Net	$75,401	$80,302	$203,646	$198,280
Premiums earned:
Direct	$136,247	$139,473	$277,124	$276,194
Assumed	2,253	4,642	3,957	7,206
Ceded	(38,469)	(37,166)	(77,554)	(71,521)
Net	$100,031	$106,949	$203,527	$211,879
Losses and LAE:
Direct	$98,081	$104,507	$192,551	$199,304
Assumed	1,735	3,714	3,047	5,765
Ceded	(29,476)	(34,727)	(50,188)	(55,800)
Net	$70,340	$73,494	$145,410	$149,269

Included in direct premiums written were amounts written under fronting arrangements of $9.5 million and $25.3 million during the three and six months ended June 30, 2010, and $9.7 million and $29.3 million during the three and six months ended June 30, 2009.  Ceded premiums written included amounts written under fronting arrangements of $8.1 million and $21.5 million during the three and six months ended June 30, 2010, and $8.5 million and $25.2 million for the same periods last year.

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

On June 15, 2010 and as amended on July 30, 2010, a purported derivative and class action lawsuit was filed by an alleged shareholder of PMA Capital naming PMA Capital, its Board of Directors, Old Republic International Corporation and OR New Corp. as defendants.  The action was filed in the Court of Common Pleas of Montgomery County, Pennsylvania.  The action is Alan R. Kahn and Wister S. Baisch v. Peter S. Burgess, et al., Case No. 2010-15690.  The complaint claims to be a class action on behalf of all of PMA Capital’s shareholders, except the defendants and any of their affiliates.  The complaint alleges that the merger consideration is inadequate, the proxy statement/prospectus filed in connection with the merger fails to disclose all material information about the merger, the directors of PMA Capital breached their fiduciary duties and failed to manage prudently the business of PMA Capital and Old Republic International Corporation and OR New Corp. aided and abetted the alleged breaches by PMA Capital’s directors.  The complaint seeks several forms of relief, including monetary damages and injunctive relief that would, if granted, prevent the merger from closing on the terms set forth in the merger agreement.

The defendants believe that the complaint has no merit and intend to vigorously defend against the action.

On June 29, 2010, a second complaint was filed by an alleged shareholder of PMA Capital naming PMA Capital and its Board of Directors as defendants.  The complaint was filed in the Court of Common Pleas of Philadelphia, Pennsylvania.  The action was Wister S. Baisch v. Peter S. Burgess, et al., Case ID 100603098.  The matter was discontinued without prejudice by the plaintiff on July 29, 2010 and the plaintiff joined the above described matter.

In addition to the foregoing matters, the Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of business, either as a liability insurer defending third-party claims brought against its insureds, or as an insurer defending coverage claims brought against it by its policyholders or other insurers.  While the outcome of all litigation involving the Company, including insurance-related litigation, cannot be determined, such litigation is not expected to result in losses that differ from recorded reserves by amounts that would be material to the Company’s financial condition, results of operations or liquidity.  For additional information about the Company’s liability for unpaid losses and loss adjustment expenses, see Note 6.  In addition, reinsurance recoveries related to claims in litigation, net of the allowance for uncollectible reinsurance, are not expected to result in recoveries that differ from recorded receivables by amounts that would be material to the Company’s financial condition, results of operations or liquidity.

9.  EARNINGS PER SHARE

Shares used as the denominator in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Denominator:
Basic shares	32,221,116	32,177,933	32,210,307	32,067,670
Dilutive effect of:
Stock options	16,860	-	12,081	-
Restricted stock	50,590	50,709	51,163	56,032
Convertible debt	-	2,749	2,749	2,749
Total diluted shares	32,288,566	32,231,391	32,276,300	32,126,451

The effects of 728,000 and 741,000 stock options were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2010, and the effects of 1.1 million stock options were excluded from the computations of diluted earnings per share for both the three and six months ended June 30, 2009, respectively, because they were anti-dilutive.

10.   BUSINESS SEGMENTS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Revenues:
The PMA Insurance Group	$109,009	$116,593	$221,868	$230,137
Fee-based Business	21,217	19,522	42,702	39,248
Corporate and Other	(348)	(463)	(709)	(1,023)
Net realized investment gains (losses)	1,134	(472)	1,560	277
Total revenues	$131,012	$135,180	$265,421	$268,639

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$6,998	$9,965	$21,265	$25,152
Fee-based Business	1,209	1,525	3,514	3,538
Corporate and Other	(6,023)	(5,167)	(10,389)	(10,167)
Pre-tax operating income	2,184	6,323	14,390	18,523
Income tax expense	798	2,249	5,187	6,633
Operating income	1,386	4,074	9,203	11,890
Realized investment gains (losses) after tax	737	(307)	1,014	180
Income from continuing operations	2,123	3,767	10,217	12,070
Loss from discontinued operations, net of tax	-	(1,165)	-	(1,251)
Net income	$2,123	$2,602	$10,217	$10,819

Net premiums earned by principal business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

The PMA Insurance Group:
Workers' compensation	$91,003	$98,478	$183,144	$192,275
Commercial automobile	5,351	5,208	11,928	11,076
Commercial multi-peril	2,721	2,281	4,954	5,461
Other	1,110	1,124	3,793	3,357
Total net premiums earned	100,185	107,091	203,819	212,169
Corporate and Other	(154)	(142)	(292)	(290)
Consolidated net premiums earned	$100,031	$106,949	$203,527	$211,879

The Company’s total assets by principal business segment were as follows:

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2010	2009

The PMA Insurance Group	$2,216,658	$2,186,684
Fee-based Business	98,150	101,146
Corporate and Other (1)	57,200	74,909
Total assets	$2,372,008	$2,362,739

(1) Corporate and Other includes the effects of eliminating transactions between the business segments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition as of June 30, 2010, compared with December 31, 2009, and our results of operations for the three and six months ended June 30, 2010, compared with the same periods last year.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), to which the reader is directed for additional information.  The term “GAAP” refers to accounting principles generally accepted in the United States of America.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  See the “Cautionary Note Regarding Forward-Looking Statements” on page 27 for a list of factors that could cause our actual results to differ materially from those contained in any forward-looking statement.  Also, see “Item 1A. Risk Factors” in our 2009 Form 10-K for a further discussion of risks that could materially affect our business.

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

The PMA Insurance Group earns revenue and generates cash primarily by writing insurance policies and collecting insurance premiums.  Direct premiums written at The PMA Insurance Group were $108.4 million in the second quarter of 2010, compared to $109.1 million in the same period last year.  Direct premiums written in the first six months of 2010 were $279.3 million, compared to $271.2 million during the same period last year.  Because time normally elapses between the receipt of premiums and the payment of claims and operating expenses, we are able to invest the available premiums and earn investment income.  The types of payments that we make at The PMA Insurance Group are:

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

Our Fee-based Business earns revenues and generates cash by providing claims adjusting, managed care and risk control services to customers and by placing insurance business with other third party insurance and reinsurance companies.  Revenues for our Fee-based Business were $21.2 million in the second quarter of 2010, compared to $19.5 million in the second quarter last year.  Revenues in the first six months of 2010 were $42.7 million, compared to $39.2 million for the same period last year.  Payments made at this segment primarily consist of operating expenses, which include employee-related costs to operate the business, managed care vendor expenses and commissions paid to sub-producers.

On June 9, 2010, we entered into a merger agreement with Old Republic International Corporation (“Old Republic”) pursuant to which Old Republic will acquire all of our outstanding common stock.  Old Republic will issue approximately 0.55 shares of their common stock in exchange for each of our outstanding common shares.  The transaction is expected to close near the end of the third quarter, subject to approval by our shareholders and other customary closing conditions.

RESULTS OF OPERATIONS

Consolidated Results

We had net income of $2.1 million for the second quarter of 2010, compared to $2.6 million for the second quarter of 2009.  Operating income, which we define as GAAP net income excluding net realized investment gains and losses and results from discontinued operations, was $1.4 million for the second quarter of 2010, compared to $4.1 million for the same period last year.  For the first six months of 2010, we had net income of $10.2 million, compared to $10.8 million for the first half of 2009.  Operating income for the first six months of 2010 was $9.2 million, compared to $11.9 million for the same period last year.  The results in 2010 were adversely impacted by return premium adjustments in the second quarter, primarily from audits, and costs incurred in connection with our pending merger with Old Republic.

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

The following is a reconciliation of our segment operating results and operating income to GAAP net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Components of net income:
Pre-tax operating income (loss):
The PMA Insurance Group	$6,998	$9,965	$21,265	$25,152
Fee-based Business	1,209	1,525	3,514	3,538
Corporate and Other	(6,023)	(5,167)	(10,389)	(10,167)
Pre-tax operating income	2,184	6,323	14,390	18,523
Income tax expense	798	2,249	5,187	6,633
Operating income	1,386	4,074	9,203	11,890
Net realized investment gains (losses) after tax	737	(307)	1,014	180
Income from continuing operations	2,123	3,767	10,217	12,070
Loss from discontinued operations, net of tax	-	(1,165)	-	(1,251)
Net income	$2,123	$2,602	$10,217	$10,819

Income from continuing operations included the following after-tax net realized investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Net realized investment gains (losses) after tax:
Sales of investments	$737	$362	$1,014	$3,390
Other than temporary impairments	-	(669)	-	(3,210)
Net realized investment gains (losses) after tax	$737	$(307)	$1,014	$180

Consolidated revenues for the second quarter of 2010 were $131.0 million, compared to $135.2 million for the second quarter of 2009.  Consolidated revenues for the first six months of 2010 were $265.4 million, compared to $268.6 million for the same period last year.  The declines in consolidated revenues for both periods primarily reflected decreases in net premiums earned, partially offset by increases in claims service revenues and net realized investment gains.  Net premiums earned were $100.0 million in the second quarter of 2010, compared to $106.9 million for the same period last year.  For the first six months of 2010, net premiums earned were $203.5 million, compared to $211.9 million in the first half of 2009.  Claims service revenues were $18.4 million in the second quarter of 2010, compared to $16.8 million in the second quarter of 2009, and claims service revenues were $36.3 million in the first half of 2010, compared to $32.5 million for the same period last year.

Segment Results

The PMA Insurance Group

Summarized financial results of The PMA Insurance Group were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Net premiums written	$75,555	$80,444	$203,938	$198,570

Net premiums earned	$100,185	$107,091	$203,819	$212,169
Net investment income	8,824	9,502	18,049	17,968
Total revenues	109,009	116,593	221,868	230,137

Losses and LAE	70,340	73,494	145,410	149,269
Acquisition and operating expenses	29,496	30,680	52,372	52,456
Dividends to policyholders	2,051	2,311	2,575	2,957
Total losses and expenses	101,887	106,485	200,357	204,682

Operating income before income
taxes and interest expense	7,122	10,108	21,511	25,455
Interest expense	124	143	246	303

Pre-tax operating income	$6,998	$9,965	$21,265	$25,152

Combined ratio	101.7%	99.4%	98.3%	96.5%
Less: net investment income ratio	8.8%	8.9%	8.9%	8.5%
Operating ratio	92.9%	90.5%	89.4%	88.0%

The PMA Insurance Group had pre-tax operating income of $7.0 million for the second quarter of 2010, compared to $10.0 million for the same period in 2009.  Year-to-date pre-tax operating income was $21.3 million in 2010, compared to $25.2 million for the first half of 2009.  Pre-tax operating income was reduced by $2.5 million in 2010 for the net impact of second quarter return premium adjustments.

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

Premiums

We define direct premium production as direct premiums written, excluding fronting premiums and premium adjustments.  The following is a reconciliation of our direct premium production to direct premiums written:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Direct premium production	$107,038	$102,212	$264,130	$249,579
Fronting premiums	9,457	9,677	25,252	29,299
Premium adjustments	(8,105)	(2,753)	(10,124)	(7,629)
Direct premiums written	$108,390	$109,136	$279,258	$271,249

The increase in direct premium production for the second quarter of 2010, compared to the second quarter of 2009, was mostly due to an increase in the amount of captive accounts business written in the period, while the year-to-date increase primarily reflected an increase in workers’ compensation premium production which mainly resulted from a higher retention rate in 2010.  The increases in premium adjustments for both periods in 2010 primarily reflected increases in audit return premiums as payrolls on expiring workers’ compensation policies were less than expected.

The PMA Insurance Group’s premiums written were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Workers' compensation:
Direct premiums written	$85,674	$88,989	$227,821	$223,522
Premiums assumed	1,608	4,417	2,776	6,502
Premiums ceded	(20,851)	(21,350)	(48,871)	(53,610)
Net premiums written	$66,431	$72,056	$181,726	$176,414
Commercial lines:
Direct premiums written	$22,716	$20,147	$51,437	$47,727
Premiums assumed	14	13	21	33
Premiums ceded	(13,606)	(11,772)	(29,246)	(25,604)
Net premiums written	$9,124	$8,388	$22,212	$22,156
Total:
Direct premiums written	$108,390	$109,136	$279,258	$271,249
Premiums assumed	1,622	4,430	2,797	6,535
Premiums ceded	(34,457)	(33,122)	(78,117)	(79,214)
Net premiums written	$75,555	$80,444	$203,938	$198,570

Direct workers’ compensation premiums written were $85.7 million in the second quarter of 2010, compared to $89.0 million during the same period last year.  The decrease for the quarter was primarily due to return premium adjustments related to premium audits.  Direct workers’ compensation premiums written during the first six months of 2010 were $227.8 million, compared to $223.5 million during the first half of 2009.  The year-to-date increase was primarily due to an increase in workers’ compensation premium production of $10.2 million, which was partially offset by lower fronting premiums and return premium adjustments.

Direct premium production included $19.7 million of new workers’ compensation business in the second quarter of 2010, compared to $23.1 million in the second quarter of 2009, and $50.1 million in the first half of 2010, compared to $47.8 million during the same period last year.  Pricing on our rate-sensitive workers’ compensation business increased 1% during the first six months of 2010, compared to a 3% decrease during the first six months of 2009.  Our renewal retention rates on existing workers’ compensation accounts increased to 79% for the second quarter and 81% for the first half of 2010, compared to 78% and 79% for the same periods in 2009.  During the first six months of 2010, our retention rates and new business for workers’ compensation were higher for business written on a loss-sensitive basis than for business written on a rate-sensitive basis, as we continue to emphasize loss-sensitive business.

Direct premiums written for commercial lines of business other than workers’ compensation, such as commercial auto, general liability, umbrella, multi-peril and commercial property lines (collectively, “Commercial Lines”), were $22.7 million in the second quarter of 2010, compared to $20.1 million for the same period last year.  For the first six months of the year, direct premiums written for Commercial Lines were $51.4 million in 2010, compared to $47.7 million in 2009.  New business was $5.3 million in the second quarter of 2010, compared to $10.3 million in the second quarter of 2009, and new business for the first six months in 2010 was $9.4 million, compared to $23.7 million for the same period last year.  The decreases in new business for both periods related primarily to lower amounts of new captive business.  Our renewal retention rates on existing Commercial Lines accounts were 79% for the second quarter and 85% for the first six months of 2010, compared to 81% and 85% for the same periods in 2009.

Total premiums assumed decreased by $2.8 million and $3.7 million during the second quarter and first six months of 2010, compared to the same periods last year.  The declines in both periods were primarily due to a decrease in the involuntary residual market business assigned to us.  Companies that write premiums in certain states generally must share in the risk of insuring entities that cannot obtain insurance in the voluntary market.  Typically, an insurer’s assigned share of this residual market business lags its market share in terms of direct premiums in the voluntary market.  These assignments are accomplished either by direct assignment or by assumption from pools of residual market business.

Premiums ceded on workers’ compensation business decreased by $499,000 and $4.7 million during the second quarter and first six months of 2010, compared to the same periods in 2009.  The year-to-date decline was primarily due to a lower amount of premiums ceded under our fronting arrangements.  Premiums ceded on Commercial Lines business increased by $1.8 million and $3.6 million during the second quarter and first six months of 2010, compared to the same periods last year, mainly resulting from increases in the amount of Commercial Lines business sold to captive accounts, where a substantial portion of the direct premiums are ceded.

In total, net premiums written decreased 6% during the second quarter of 2010, compared to the same period last year.  The decrease for the quarter was mainly due to the impact of return premium adjustments and, to a lesser extent, lower assumed premiums.  Year-to-date net premiums written in 2010 increased 3%, compared to the first half of 2009.  The increase during the first six months of 2010 primarily reflected the increase in direct premium production for the period, partially offset by the impact of return premium adjustments and lower assumed premiums.

Net premiums earned decreased 6% during the second quarter and 4% for the first six months of 2010, compared to the same periods last year.  The decreases for both periods primarily reflect the impact of return premium adjustments and lower assumed premiums.  Generally, trends in net premiums earned follow patterns similar to net premiums written, adjusted for the customary lag related to the timing of premium writings within the year.  In periods of increasing premium writings, the dollar change in premiums written will typically be greater than the change in premiums earned.  Direct premiums are earned principally on a pro rata basis over the terms of the policies.  However, with respect to policies that provide for premium adjustments, such as experience or exposure-based adjustments, the premium adjustments may be made subsequent to the end of the policy’s coverage period and will be recorded as earned premium in the period in which the adjustment is made.

Losses and Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loss and LAE ratio	70.2%	68.6%	71.3%	70.4%
Expense ratio:
Acquisition expense	17.6%	18.2%	17.5%	17.3%
Operating expense	11.9%	10.4%	8.2%	7.4%
Total expense ratio	29.5%	28.6%	25.7%	24.7%
Policyholders' dividend ratio	2.0%	2.2%	1.3%	1.4%
Combined ratio	101.7%	99.4%	98.3%	96.5%

The loss and LAE ratios increased by 1.6 points in the second quarter and by 0.9 points in the first six months of 2010, compared to the same periods last year.  Pricing and payroll increases for rate-sensitive workers’ compensation business were slightly below overall estimated loss trends.  Losses and LAE in 2010 also included expenses incurred on a new claims system which was implemented in both our insurance and fee-based businesses.  We estimate our medical cost inflation to be 6.0% in the first six months of 2010 and 2009.

The total expense ratios increased by 0.9 points in the second quarter and by 1.0 point in the first six months of 2010, compared to the same periods last year, primarily due to higher operating expenses.  Operating expenses increased $718,000 in the second quarter and $921,000 in the first six months of 2010, compared to the same periods in 2009, mainly due to higher consulting and employee-related costs.

Net Investment Income

Net investment income was $8.8 million for the second quarter of 2010, compared to $9.5 million for the same period a year ago.  The decrease in the quarter was due primarily to lower yields on our investment portfolio, which were partially offset by an increase in average invested assets.  Year-to-date net investment income was $18.0 million in both 2010 and 2009.

Fee-based Business

Summarized financial results of the Fee-based Business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Claims service revenues	$18,394	$17,122	$36,289	$33,117
Commission income	2,377	2,132	5,536	5,607
Net investment income	61	101	104	187
Other revenues	385	167	773	337
Total revenues	21,217	19,522	42,702	39,248

Operating expenses	20,008	17,997	39,188	35,710

Pre-tax operating income	$1,209	$1,525	$3,514	$3,538

Pre-tax operating income for the Fee-based Business was $1.2 million in the second quarter of 2010, compared to $1.5 million in the second quarter of 2009.  Year-to-date pre-tax operating income was $3.5 million in both 2010 and 2009.  The decrease in return on revenue in 2010 was primarily due to higher expenses at our agency business.

Revenues

Revenues for our Fee-based Business were $21.2 million during the second quarter of 2010, compared to $19.5 million for the same period in 2009, and revenues for the first six months of 2010 were $42.7 million, compared to $39.2 million for the first half of 2009.  The increases in both periods were primarily due to increases in claims service revenues of $1.3 million and $3.2 million for the second quarter and first six months of 2010.  The growth in claims service revenues primarily reflected increases in managed care revenues, mainly relating to services provided to self-insured clients.  Managed care services include medical bill review, access to preferred provider networks, pharmacy discounts and nurse case management services.

Expenses

Operating expenses increased to $20.0 million in the second quarter of 2010, up from $18.0 million in the second quarter of 2009.  Year-to-date operating expenses increased to $39.2 million, compared to $35.7 million during the same period last year.  The increases in operating expenses primarily reflected additional staffing and managed care expenses incurred in connection with the growth in revenues.

Corporate and Other

The Corporate and Other segment primarily includes corporate expenses and debt service.  Corporate and Other had net expenses of $6.0 million during the second quarter of 2010, compared to $5.2 million in the second quarter of 2009.  Net expenses were $10.4 million during the first six months of 2010, compared to $10.2 million during the first six months of 2009.  The increases in net expenses for both periods in 2010 were mainly due to costs incurred related to the pending merger transaction with Old Republic that were partially offset by lower stock-based compensation expense and certain 2009 intercompany transactions with our former run-off operations which were eliminated in the Corporate and Other segment.  The costs incurred during the second quarter of 2010 related to the merger were $1.6 million.

Loss Reserves

At June 30, 2010, we estimated that under all insurance policies and reinsurance contracts issued by our insurance business, our liability for unpaid losses and LAE for all events that occurred as of June 30, 2010 was $1.3 billion.  This amount included estimated losses from claims plus estimated expenses to settle claims.  Our estimate also included estimated amounts for losses occurring on or prior to June 30, 2010 that had not yet been reported to us.

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

We believe that our unpaid losses and LAE are fairly stated at June 30, 2010.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, the impact of regulatory trends on benefit levels for both medical and indemnity payments, changes in social attitudes and economic conditions, the estimates are revised accordingly.  If our ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2010, then the related adjustments could have a material adverse impact on our financial condition, results of operations and liquidity.

As previously disclosed, the Bureau of Financial Examinations of the Pennsylvania Insurance Department issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  As directed by the Department, the examiner reopened the examination to obtain additional data, documentation and information from us relative to our insurance subsidiaries’ December 31, 2007 reserves.  We provided the Department with several independent studies performed subsequent to December 31, 2007, as well as industry and other information in support of our position.  Notwithstanding this additional support and information, we have not been able to achieve a resolution of these matters.  After recent discussions with the Department, we concluded that we could only resolve these matters as a stand alone organization by engaging in administrative and legal review processes which, irrespective of their ultimate outcome, would likely hinder the long-term and day-to-day continuity of our business operations and, in the interim, potentially have a negative impact on our financial ratings.  These discussions have also led us to conclude that the merger with Old Republic, a company with greater capitalization, resources and financial flexibility, would likely provide us with the necessary financial wherewithal to enhance our own financial resources and lead to a resolution of the outstanding regulatory matters related to the Department’s year-end 2007 examination.

If the merger is not completed, our ability to reach a resolution with the Pennsylvania Insurance Department with respect to the Department’s examination of our insurance subsidiaries as of December 31, 2007 will be adversely impacted.  We cannot predict how long the administrative and legal review processes would take or whether they would ultimately be successful.  In the event that we were unsuccessful in our administrative and legal appeals, we could be required to take actions, such as increasing our loss and loss adjustment expense reserves, which would materially and adversely affect our business, financial condition and results of operations.

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

Net cash flows used in operating activities were $30.1 million during the first six months of 2010, compared to $26.8 million during the first six months of 2009.  The decrease in net operating cash flows was primarily due to a decrease in cash flows from underwriting activities at The PMA Insurance Group, resulting from an increase in net paid losses and LAE and, to a lesser extent, lower net premium collections.  Net premium collections were adversely impacted by higher return premium adjustments in 2010.  Net operating cash flows in the first six months of 2009 included net cash flows used in operating activities from discontinued operations of $40.4 million that did not recur in 2010 following the sale of the discontinued operations.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from subsidiaries and, when available, capital raising activities.  Dividends payable by our regulated insurance subsidiaries are limited by applicable state regulations and require prior notice to the Pennsylvania Insurance Department.  Capital raising activities are subject to economic and market conditions and may not provide satisfactory liquidity, especially at times of severe disruptions or dislocations in the capital markets.  Given the recent economic climate and the fact that our shares trade at a considerable discount to their book value, we have had limited access to additional capital from the capital markets.  We utilize cash to pay debt obligations, including interest costs, taxes to the federal government, corporate expenses and, at the discretion of our Board of Directors, dividends to shareholders.  At June 30, 2010, we had $23.8 million of cash and short-term investments at our holding company and non-regulated subsidiaries, which we believe combined with payments from our subsidiaries and other potential capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses, interest payments and other obligations.  We do not currently pay dividends on our Class A Common Stock.

Our principal insurance subsidiaries which comprise The PMA Insurance Group (the “Pooled Companies”) have the ability to pay $46.1 million in dividends to the holding company during 2010 without requesting the prior approval of the Pennsylvania Insurance Department.  In considering their future dividend policy, the Pooled Companies will consider, among other things, applicable regulatory constraints and the impact of paying dividends on their financial strength ratings.  The Pooled Companies had statutory surplus of $430.8 million as of June 30, 2010, including $10.0 million relating to surplus notes.

Net tax payments received from subsidiaries were $6.8 million during the second quarter of 2010, compared to $3.3 million during the same period last year.  Net tax payments received from subsidiaries during the first six months of 2010 were $9.3 million, compared to $7.2 million for the same period in 2009.

As of June 30, 2010, our total outstanding debt was $132.4 million, compared to $143.4 million at December 31, 2009.  During the first six months of 2010, we paid $9.0 million in scheduled principal payments on notes to our former run-off operations which included $5.0 million in June 2010.  Our final principal payment of $5.0 million on the remaining note is payable in June 2011.  The next scheduled maturity on our debt is not until 2018.  We incurred interest expense of $2.5 million and $5.0 million during the second quarter and first six months of 2010 and 2009.  We paid interest of $2.4 million during the second quarter of 2010, compared to $2.5 million during the same period last year.  We paid $4.9 million in interest through the first six months of 2010, compared to $5.0 million during the first six months of 2009.  We expect to pay interest of $5 million for the remainder of 2010.

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

Investment grade fixed income securities, substantially all of which are publicly traded, constitute substantially all of our invested assets.  The fair values of these investments are subject to fluctuations in interest rates.  Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments, if we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of June 30, 2010, the duration of our investments that support the insurance reserves was 3.9 years and the duration of our insurance reserves was 3.6 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.

INVESTMENTS

At June 30, 2010, our investments were carried at a fair value of $838.3 million and had a cost or amortized cost of $797.7 million.  The average credit quality of our portfolio was AA.  All but nine of our fixed income securities, which had an aggregate fair value of $4.3 million, were publicly traded and rated by at least one nationally recognized credit rating agency.  At June 30, 2010, all but ten of the publicly traded securities in our fixed income portfolio were of investment grade credit quality.  The ten below investment grade securities had an aggregate fair value of $10.2 million and a net unrealized gain of approximately $900,000.

At June 30, 2010, $364.9 million, or 44% of our investment portfolio, was invested in mortgage-backed and other asset-backed securities and collateralized mortgage obligations (“structured securities”).  Of this $364.9 million, $90.3 million, or 25% of our structured securities, were commercial mortgage-backed securities (“CMBS”).  The CMBS had a net unrealized gain of $3.4 million at June 30, 2010.  All of the CMBS in our portfolio were either the senior or super senior tranches of their respective mortgage pools, and had a weighted average life of 5.2 years and an average credit quality of AAA-.  During the first six months of 2010, the CMBS generated cash flows which totaled $299,000 of principal paydowns from their underlying mortgages.  On a weighted average basis, the CMBS we hold have a current credit support of 29% of the par of the securities, and 10% of the underlying pool collateral is delinquent.

We hold $205.0 million, or 56% of our structured securities, of residential mortgage-backed pools and collateralized mortgage obligations issued by either U.S. Government Agencies or U.S. Government Sponsored Enterprises (“GSE”).

We also hold $9.0 million, or 2% of our structured securities, in residential mortgage-backed securities whose underlying collateral was either a sub-prime or alternative A mortgage.  The $9.0 million, which includes $7.4 million of alternative A collateral and $1.6 million of sub-prime collateral, had an estimated weighted average life of 3.5 years, with $639,000 of that balance expected to pay off within one year, and an average credit quality of AA+.  Based upon the quality of the collateral and short average life of these securities, we do not expect to incur material losses of principal from these securities.

The investment portfolio also held securities with a fair value of $25.6 million, or 3% of our investment portfolio, whose credit ratings were enhanced by various financial guaranty insurers.  Of the credit enhanced securities, $6.9 million were asset-backed securities with a weighted average life of 1.3 years and whose underlying collateral had an imputed internal rating of AA-.  We do not have any wrapped asset-backed security collateralized debt obligation exposures.

The net unrealized gain on our investments at June 30, 2010 was $40.6 million, or 5% of the cost or amortized cost basis.  The net unrealized gain included gross unrealized gains of $43.0 million and gross unrealized losses of $2.4 million.

For all but nine fixed income securities and two other investments, which were carried at fair values of $4.3 million and $4.5 million at June 30, 2010, respectively, we determined the fair value of fixed income securities and other investments from prices obtained in the public markets.  Prices obtained in the public market include quoted prices that are readily and regularly available in an active market, market values generated by external pricing models that vary by asset class and incorporate available trade, bid and other market information, as well as price quotes from other well-established independent market sources.  For the 11 investments whose prices were not obtained from the public markets, which included six privately placed construction bridge loans, one private placement whose principal is backed and guaranteed at maturity by discounted GSE securities, two corporate bonds currently in default with an expected recovery value upon bankruptcy liquidation, and two promissory notes, we generally use discounted cash flow valuation models to approximate fair value.

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2010	2009	2010	2009

Sales of investments:
Realized gains	$1,167	$694	$1,659	$5,396
Realized losses	(33)	(137)	(99)	(181)
Other than temporary impairments	-	(1,029)	-	(4,938)
Net realized investment gains (losses)	$1,134	$(472)	$1,560	$277

The gross realized gains on sales of investments during the first six months of 2009 were generated in order to minimize the statutory capital charge associated with the reduction of our CMBS exposure.

As of June 30, 2010, our investment portfolio had gross unrealized losses of $2.4 million.  For securities that were in an unrealized loss position at June 30, 2010, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

					Percentage
			Cost or	Gross	Fair Value to
	Number of	Fair	Amortized	Unrealized	Cost or
(dollar amounts in millions)	Securities	Value	Cost	Loss	Amortized Cost

Fixed maturities available for sale
Less than 6 months	6	$5.2	$6.0	$0.8	87%
12 months or more	17	22.7	24.1	1.4	94%
Subtotal	23	27.9	30.1	2.2	93%
U.S. Treasury and Agency securities	4	4.1	4.2	0.1	98%
Total fixed maturities available for sale	27	$32.0	$34.3	$2.3	93%

Other investments
Less than 6 months	3	$0.6	$0.6	$-	92%
12 months or more	1	0.4	0.5	0.1	80%
Total other investments	4	$1.0	$1.1	$0.1	87%

Total investments	31	$33.0	$35.4	$2.4	93%

The 17 fixed income securities that have been in an unrealized loss position for 12 months or more have an average unrealized loss per security of approximately $81,000.  Of these 17 securities, 8 are non-agency residential mortgage-backed securities that had a total fair value of $9.2 million, or 97% of their combined amortized cost, and unrealized losses of $296,000 at June 30, 2010.

The contractual maturities of fixed maturities available for sale in an unrealized loss position at June 30, 2010 were as follows:

			Gross	Percentage
	Fair	Amortized	Unrealized	Fair Value to
(dollar amounts in millions)	Value	Cost	Loss	Amortized Cost

2010	$-	$-	$-	0%
2011-2014	2.1	2.3	0.2	91%
2015-2019	3.0	3.6	0.6	83%
2020 and thereafter	5.7	6.1	0.4	93%
Non-agency mortgage and other asset-backed securities	17.1	18.1	1.0	94%
Subtotal	27.9	30.1	2.2	93%
U.S. Treasury and Agency securities	4.1	4.2	0.1	98%
Total	$32.0	$34.3	$2.3	93%

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

Recent Accounting Guidance

Refer to Note 2-C to the Unaudited Condensed Consolidated Financial Statements for information regarding recent accounting guidance that impacts us.

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

•
if the merger with Old Republic is not completed, the Company’s ability to reach a resolution with the Pennsylvania Insurance Department with respect to the Department’s examination of the Company’s insurance subsidiaries will be adversely impacted;

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management, including the Chief Executive Officer and the Interim Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer noted that during the fourth quarter of 2009 the Claims department piloted a new claims system and, in 2010, commenced the transition of all claims within our insurance and fee-based businesses to the new system.  This transition was completed for the majority of our branch offices during the first quarter of 2010 and, therefore, became a significant system to our business.  There were no other changes that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.  Legal Proceedings.

On June 15, 2010 and as amended on July 30, 2010, a purported derivative and class action lawsuit was filed by an alleged shareholder of PMA Capital naming PMA Capital, its Board of Directors, Old Republic International Corporation and OR New Corp. as defendants.  The action was filed in the Court of Common Pleas of Montgomery County, Pennsylvania.  The action is Alan R. Kahn and Wister S. Baisch v. Peter S. Burgess, et al., Case No. 2010-15690.  The complaint claims to be a class action on behalf of all of PMA Capital’s shareholders, except the defendants and any of their affiliates.  The complaint alleges that the merger consideration is inadequate, the proxy statement/prospectus filed in connection with the merger fails to disclose all material information about the merger, the directors of PMA Capital breached their fiduciary duties and failed to manage prudently the business of PMA Capital and Old Republic International Corporation and OR New Corp. aided and abetted the alleged breaches by PMA Capital’s directors.  The complaint seeks several forms of relief, including monetary damages and injunctive relief that would, if granted, prevent the merger from closing on the terms set forth in the merger agreement.

The defendants believe that the complaint has no merit and intend to vigorously defend against the action.

On June 29, 2010, a second complaint was filed by an alleged shareholder of PMA Capital naming PMA Capital and its Board of Directors as defendants.  The complaint was filed in the Court of Common Pleas of Philadelphia, Pennsylvania.  The action was Wister S. Baisch v. Peter S. Burgess, et al., Case ID 100603098.  The matter was discontinued without prejudice by the plaintiff on July 29, 2010 and the plaintiff joined the above described matter.

Item 1A. Risk Factors.

The announcement and pendency of the merger among PMA Capital Corporation, Old Republic International Corporation and OR New Corp. could have an adverse effect on the Company’s stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger could disrupt the Company’s businesses in the following ways, among others:

•	employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect the Company’s ability to retain, recruit and motivate key personnel;

•
the attention of the Company’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of the company, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company; and

•
third parties with business relationships with Old Republic or the Company may seek to terminate and/or renegotiate their relationships with Old Republic or the Company as a result of the merger, whether pursuant to the terms of their existing agreements with the Company and/or Old Republic or otherwise.

The merger agreement also restricts the Company from engaging in certain actions and taking certain actions without Old Republic’s approval, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the merger or termination of the merger agreement.

Any of these matters could adversely affect the Company’s business, financial condition, results of operations, prospects and stock price.

Failure to complete the merger could negatively affect the stock price and the future business and financial results of PMA Capital Corporation.

If the merger is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain significant costs relating to the merger without receiving the benefits of the merger;

•
the attention of management of the Company will have been diverted to the merger instead of the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company; and

•	resulting negative customer perception could adversely affect the ability of the Company to compete for, or to win, new and renewal business in the marketplace.

If the merger is not completed, the Company’s ability to reach a resolution with the Pennsylvania Insurance Department with respect to the Department’s examination of the Company’s insurance subsidiaries as of December 31, 2007 will be adversely impacted.  As previously disclosed, the Bureau of Financial Examinations of the Pennsylvania Insurance Department issued a report questioning the reasonableness of the Pooled Companies’ loss and loss adjustment expense reserves, which report was subsequently rejected by the Department.  Based on recent discussions with representatives of the Department, in order to resolve the outstanding issues as a stand alone organization, the Company will need to engage in administrative and legal review processes which, irrespective of their ultimate outcome, will likely hinder the long-term and day-to-day continuity of the Company’s business operations and, in the interim, potentially have a negative impact on the financial ratings of its insurance subsidiaries.  The Company cannot predict how long the processes would take or whether it would ultimately be successful.  In the event that the Company is unsuccessful in its administrative and legal appeals, the Company could be required to take actions, such as increasing its loss and loss adjustment expense reserves, that would materially and adversely affect its business, financial condition and results of operations.

PMA Capital Corporation will incur substantial transaction and merger-related costs in connection with the merger.

The Company expects to incur a number of substantial non-recurring transaction fees and other costs associated with the merger.  During the second quarter of 2010, the Company incurred expenses of approximately $1.6 million related to the merger.  Additional unanticipated costs may be incurred in the integration of the businesses of Old Republic and the Company.  In the event the merger agreement is terminated, under certain circumstances the Company may be required to pay Old Republic a termination fee of $8 million or reimburse Old Republic for expenses incurred by it in connection with the merger in an amount up to $2 million.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
4/1/10-4/30/10	919	$6.33	-	-
6/1/10-6/30/10	1,375	6.73	-	-
Total	2,294	$6.57

(1)
Transactions represent shares of Class A Common Stock withheld by the Company, at the election of employees, pursuant to the Company’s 2007 Omnibus Incentive Compensation Plan, to satisfy such employees’ tax obligations upon vesting of restricted stock awards.  The price per share equals the closing price of the Company’s Class A Common Stock on the vesting date.

Item 6.   Exhibits.

The Exhibits are listed in the Exhibit Index on page 32.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMA CAPITAL CORPORATION

Date: August 9, 2010	By: /s/ John M. Cochrane
John M. Cochrane
Senior Vice President and
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit	Method of Filing

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

	Agreement and Plan of Merger among PMA Capital Corporation, Old Republic International Corporation and OR New Corp. dated June 9, 2010.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010 and incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures:

	Amendment No. 1 to Section 382 Rights Agreement between PMA Capital Corporation and American Stock Transfer & Trust Company, LLC.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference.

(31)	Rule 13a - 14(a)/15d - 14 (a) Certifications:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934.	Filed herewith.

(32)	Section 1350 Certifications:

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.